Form 10QSB
period 2001-03-31
WINE SYSTEMS DESIGN INC
filed 2001-05-16
CIK 1133062

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ____________ to______________

     Commission file number _______________________________________


                       Wine Systems Design, Inc.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


              Nevada                            86-1005291
 ------------------------------    ------------------------------------
 (State or jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


                              8343 E. Earll Drive
                              Scottsdale, AZ 85251
                    ----------------------------------------
                    (Address of principal executive offices)


                               (480) 423-0447
                         ---------------------------
                         (Issuer's telephone number)


                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 10,508,000 shares issued and outstanding as of  May
15, 2001.

Transitional  Small Business Disclosure Format (Check  one):
Yes[ ] No[X]

                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION-------------------------------    3

 Item 1. Financial Statements--------------------------------    3

 Item 2. Management's Discussion and Analysis or Plan of
         Operation-------------------------------------------   12

PART II - OTHER INFORMATION----------------------------------   14

 Item 1. Legal Proceedings-----------------------------------   14

 Item 2. Changes in Securities-------------------------------   14

 Item 3. Defaults Upon Senior Securities---------------------   14

 Item 4. Submission of Matters to a Vote of Security Holders-   14

 Item 5. Other Information-----------------------------------   14

 Item 6. Exhibits and Reports on Form 8-K--------------------   14

SIGNATURES---------------------------------------------------   15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this Registration Statement:

-    Report of Michael L. Stuck CPA, P.C.

-    Balance Sheet as of March 31, 2001 and December 31, 2000

-    Statement of Operations for the Three Months Ended March 31,
     2001, the Year Ended December 31, 2000, and the Period August 31, 2000 (inception) to December 31, 2000

-    Statement of Stockholder's Equity for the period from August
     31, 2000 (Inception) to March 31, 2001

-    Statement of Cash Flows for the Three Months Ended March 31,
     2001, the Year Ended December 31, 2000, and the Period August 31, 2000 (inception) to December 31, 2000

-    Notes to Financial Statements

                  Michael L. Stuck C.P.A., P.C.
                   7641 E. Gray Road, Suite G
                      Scottsdale, AZ. 85260
                          480-607-1084

May 11, 2001

Board of Directors and Stockholders
Wine Systems Design, Inc.
Scottsdale, Arizona

We have reviewed the accompanying balance sheet of Wine Systems Design, Inc. as of March 31, 2001, and the related statements of income, retained earnings, and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wine Systems Design, Inc..

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made primarily for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary data are presented only for supplementary analysis purposes. This supplementary information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we have not become aware of any material modifications that should be made to this data.

As discussed in Note 1, the Company has been in the development stage since its inception on August 31, 2000. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The financial statements for the year ended December 31, 2000, were audited by us and we expressed an unqualified opinion on the statements in our report dated May 2, 2001. We have not performed any auditing procedures since that date.

/s/ Michael L. Stuck
Michael L. Stuck
Certified Public Accountant

May 11, 2001
Scottsdale, Arizona

                          Wine Systems Design, Inc.
                      (a development stage enterprise)
                              Balance Sheets
                     March 31, 2001 and December 31, 2000


                                                   Unaudited         Audited
                                                    March 31,      December 31,
                                                      2001             2000
                                                  ------------     -----------
                                    ASSETS

CURRENT ASSETS
 Cash                                             $     21,525    $     10,045
 Contracts Receivable                                   14,600               -
 Costs and Earnings in Excess of Billings
  on Uncompleted Contracts                               7,800               -
                                                  ------------     -----------
Total Curent Assets                                     43,925          10,045


PROPERTY AND EQUIPMENT                                       -               -
                                                  ------------     -----------
                                                  $     43,925    $     10,045
                                                  ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                 $        300    $          -
 Loan payable                                            2,400           2,400
                                                  ------------    ------------
Total Current Liabilities                                2,700           2,400
                                                  ------------    ------------

STOCKHOLDER'S EQUITY
 Common stock, $.001 par value, 25,000,000,
  shares authorized, 10,508,000 shares issued
  and outstanding                                       10,508          10,400
 Additional paid-in-capital                             36,492           9,600
 Deficit accumulated during development stage           (5,775)        (12,355)
                                                  ------------    ------------
    Total stockholders' equity                          41,225           7,645
                                                  ------------    ------------
                                                  $     43,925    $     10,045
                                                  ============    ============

See accountant's review report
The accompanying notes are an integral part of these statements

                          Wine Systems Design, Inc.
                      (a development stage enterprise)
                             Statements of Income
  For the Three Months Ended March 31, 2001, the Year Ended December 31, 2000
        and the Period August 31, 2000 (inception) to December 31,2000



                                     Unaudited      Audited     August 31, 2000
                                Three Months Ended Year Ended   (inception) to
                                      March 31,    December 31,     March 31,
                                        2001           2000           2001
                                    -----------     -----------    -----------

Revenue                             $   27,577      $        -     $   27,577

Cost of Sales                           16,023               -         16,023
                                    -----------     -----------    -----------
Gross Profit                            11,554               -         11,554

Operating Expenses
Filing Fees                                  -             600            600
Charitable donations                       300               -            300
Dues & subscriptions                       374               -            374
Office Supplies                            243              55            298
Outside Services                             -          10,000         10,000
Professional fees                          300           1,700          2,000
Insurance                                  818               -            818
Postage                                    156               -            156
Telephone                                1,988               -          1,988
Vehicle expenses                           795               -            795
                                    -----------     -----------    -----------
                                         4,974          12,355         17,329
                                    -----------     -----------    -----------
Net Income (Loss) before Income Taxes    6,580         (12,355)        (5,775)
Income Taxes                                 -               -              -
                                    -----------     -----------    -----------
Net Income (Loss)                   $    6,580      $  (12,355)    $   (5,775)
                                    ===========     ===========    ===========

Earnings Per Share of Common Stock  $     0.00     $     (0.00)


Weighted Average Number of Shares
  Outstanding                       10,508,000      10,400,000


See accountant's review report
The accompanying notes are an integral part of these statements

                            Wine Systems Design, Inc.
                         (a development stage enterprise)
                         Statement of Stockholders' Equity
                                 March 31, 2001

                                                               Deficit
                                                             Accumulated
                                                      Paid in   During
                 Preferred Stock    Common    Stock   Capital Development
                     Stock Amount    Stock    Amount   Amount  Stage    Total
                     ----- -----  ----------- ------- ------- -------- --------
Balance
August 31, 2000          -    $-           -      $-       $-      $-       $-

Stock issued             -     -  10,400,000   10,400   9,600       -   20,000

Retained earnings(loss)  -     -           -        -       - (12,355) (12,355)
                     ----- -----  ----------- ------- ------- -------- --------
Balance
December 31, 2000        -     -   10,400,000  10,400   9,600 (12,355)   7,645

Stock issued             -     -      108,000     108  26,892       -   27,000

Retained earnings(loss)  -     -            -       -       -   6,580    6,580
                     ----- -----  ----------- ------- ------- -------- --------
Balance
March 31, 2001           -    $-   10,508,000 $10,508 $36,492 $(5,775) $41,225
                     ----- -----  ----------- ------- ------- -------- --------

See accountant's review report
The accompanying notes are an integral part of these statements

                             Wine Systems Design, Inc.
                         (a development stage enterprise)
                             Statements of Cash Flows
               For the Three Months Ended March 31, 2001, the Year Ended
                                  December 31, 2000
              and the Period August 31, 2000 (inception) to March 31, 2001

                                                                     August 31,
                                              Unaudited                2000
                                            Three Months Audited   (inception)
                                                Ended   Year Ended      to
                                              March 31, December 31,  March 31,
                                                2001        2000        2001
                                             ----------  ----------  ----------
Net income (loss)                            $   6,580   $ (12,355)  $  (5,775)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Contracts Receivable                        (14,600)                (14,600)
   Costs and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts        (7,800)                 (7,800)
   Accounts Payable                                300                     300
   Stock issued for services rendered               -       10,000      10,000
                                             ----------  ----------  ----------
Cash Used in Operations                        (15,520)     (2,355)    (17,875)
                                             ----------  ----------  ----------
Cash Used in Investing Activities                    -           -           -
                                             ----------  ----------  ----------
Cash Provided by Financing Activities
  Shareholder loan                                           2,400       2,400
  Stock issued                                  27,000      10,000      37,000
                                             ----------  ----------  ----------
                                                27,000      12,400      39,400

Net Change in Cash                              11,480      10,045      21,525

Beginning Balance                               10,045           -           -
                                             ----------  ----------  ----------
Ending Cash Balance                          $  21,525   $  10,045   $  21,525
                                             ==========  ==========  ==========

See accountant's review report
The accompanying notes are an integral part of these statements

                    Wine Systems Design, Inc.
                (a development stage enterprise)
                  Notes to Financial Statements
              March 31, 2001 and December 31, 2000

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Description of Operations
       -------------------------
       The Company was organized under the laws of the state of Nevada in 2000 and is authorized to do business in the
       United  States.  The Company is engaged primarily  in  the business of residential wine cooler installations in the state of Arizona. The length of the Company's contracts varies, but typically does not exceed twelve months.
       Accordingly, the assets and liabilities relating to the Company's contracts are classified as current. The Company grants credit to its customers.

       Method of Accounting
       --------------------
       These financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Consequently, revenues are recognized when earned and expenses are recognized when the obligation is actually incurred.

       Income Taxes and Cash Flows
       ---------------------------
       The Company accounts for income taxes and the statement of cash flows in accordance with Financial Accounting
       Standards Board Statement No. 109 and No. 95.

       Cash and Cash Equivalents
       -------------------------
       Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

       Revenue and Cost Recognition
       ----------------------------
       The Company operates under fixed-price contracts. Revenues from contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The method used is considered by management to be the best available for progress on the contracts.

       Contract cost includes all direct labor and benefits, materials unique to or installed in the project, subcontract costs, and allocations of indirect costs related to contract performance. General and administrative, selling and all other noncontract performance type costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Claims are included in revenues, to the extent contract costs relating to the claim have been incurred, only when realization is probable and can be reliably estimated.

       Costs attributable to unpriced change orders are deferred (excluded from the cost of contract performance) until the parties involved have agreed to the contract change if it is probable that the costs will be recovered through a change in contract price. If recovery is not probable, the costs are included as costs of contract performance in the period in which the costs are incurred. Change orders in dispute or unapproved as to both scope and price are accounted for as claims.

                    Wine Systems Design, Inc.
                (a development stage enterprise)
                  Notes to Financial Statements
              March 31, 2001 and December 31, 2000
                           -continued-

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -continued-

       The asset, "costs and estimated earnings in excess of billings on contracts in progress," (underbillings) represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on contracts in progress," (overbillings) represents billings in excess of revenues recognized.

       Contract Receivables
       --------------------
       The company provides allowances for doubtful receivables equal to the estimated collection losses based on a review of the current status of existing receivables coupled with historical collection experience. Management considers all receivables existing at the balance sheet date to be collectible.

       Financial Instruments
       ---------------------
       The carrying amounts reflected in the balance sheet for cash, contracts receivable and debt approximate their fair value.

NOTE 2 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

       Costs and estimated earnings and related billings at March 31, 2001, were as follows:

       Costs incurred on contracts in progress  $14,000
       Estimated earnings                         8,400
                                                -------
                                                 22,400
       Less: Billings to date                    14,600
                                                -------
                                                $ 7,800
                                                =======
       Included in the accompanying balance
       sheet under the following captions:

       Costs and estimated earnings in excess of
       Billings on contracts in progress        $ 7,800
       Billings in excess of costs and estimated
       Earnings on contracts in progress              0  $ 7,800
                                                -------  =======
  NOTE 2 - EARNINGS PER SHARE

       Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

  NOTE 3: COMMON STOCK

       As of March 31, 2001 and December 31, 2000, the Company had 10,508,000 and 10,400,000, respectively, shares of common stock, par value $0.001, issued and outstanding.

                    Wine Systems Design, Inc.
                (a development stage enterprise)
                  Notes to Financial Statements
              March 31, 2001 and December 31, 2000
                           -continued-

  NOTE 4 - LEASE COMMITMENTS

         The  Company  incurred  rental  expense  of  $3,397  for
         equipment under various rental agreements, all of  which
         were   cancelable.  The  Company  had  no  other   lease
         obligations at March 31, 2001.

  NOTE 5 - USE OF ESTIMATES

          The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Item 2. Management's Discussion and Analysis or Plan of
        Operation.

A.   Management's Discussion and Analysis of Financial Condition

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this Report.

The Company was incorporated in the State of Nevada on August 31,
2000.   The  Company is a startup and has not  yet  realized  any
significant revenues from operations.  To date, the Company has:

-    organized operations,
-    capitalized itself through equity offerings,
- recruited and retained a management team and board of directors,
- developed a business plan and commenced initial operations, and
-    secured a variety of equipment to use as needed.

In the initial approximately seven-month operating period from August 31, 2000 (inception) to March 31, 2001, the Company generated $27,577 in revenues resulting in a cumulative net loss of $5,775, which is equivalent to $0.00 per share. The cumulative net loss is attributable to the costs of start-up operations.

All of $27,577 in revenues that the Company has generated from inception to March 31, 2001 are attributable to the three-month period ended March 31, 2001. During that three-month period, the Company generated a gross profit of $11,554 and a net income of $4,974.

The Company operates under fixed-price contracts. Revenues from contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The method used is considered by management to be the best available for progress on the contracts.

Contract cost includes all direct labor and benefits, materials unique to or installed in the project, subcontract costs, and allocations of indirect costs related to contract performance. General and administrative, selling, and all other non-contract performance type costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Claims are included in revenues, to the extent contract costs relating to the claim have been incurred, only when realization is probable and can be reliably estimated.

Costs attributable to unpriced change orders are deferred (excluded from the cost of contract performance) until the parties involved have agreed to the contract change if it is probable  that the costs will be recovered through  a  change  in contract price. If recovery is not probable, the costs are included as costs of contract performance in the period in which the costs are incurred. Change orders in dispute or unapproved as to both scope and price are accounted for as claims.

The company provides allowances for doubtful receivables equal to the estimated collection losses based on a review of the current status of existing receivables coupled with historical collection experience. Management considers all receivables existing at the balance sheet date to be collectible.

Costs and estimated earnings and related billings at March 31, 2001, were as follows:

   Costs incurred on contracts in progress    $14,000
   Estimated earnings                           8,400
                                              -------
                                               22,400

                                              -------
   Less: Billings to date                      14,600
                                              -------
                                              $ 7,800


The net underbilling in the amount of $7,800 is included in the accompanying balance sheet as an asset.

During the reporting period, the Company incurred rental expense of $3,397 for equipment under various rental agreements, all of which were cancelable. The Company had no other rental or lease obligations at March 31, 2001.

The   Company's  revenues  to  date  have  consisted  mainly   of
receivables  and  underbillings.   Consequently,  the   Company's
operations from inception to March 31, 2001, resulted in a negative cash flow of $17,875.

The Company financed its initial operations by issuing common stock in exchange for cash and services. In October 2000, the Company issued 10,000,000 shares of common stock to an officer and director of the Company for services valued at $10,000. In November 27, 2000, the Company issued 400,000 shares of common stock for cash of $10,000 ($0.025 per share) to an unaffiliated investor. In March 2001, the Company completed an offering of Common Stock to a group of unaffiliated private investors. The Company issued 108,000 shares of common stock for cash of $27,000 ($0.25 per share) to twenty-seven shareholders unaffiliated with the Company.

As of March 31, 2001, the Company's assets consisted of $21,525 in cash, $14,600 in receivables, and $7,800 in underbillings. The Company's working capital was $41,225. The Company believes that it has sufficient capital funds to continue as a going concern for the next twelve months.

B.   Plan of Operation

The Company designates the following as its priorities for the next six (6) to twelve (12) months:

- securing contracts for wine cooling systems installations and maintenance services; and
-    developing an advertising and marketing campaign.

Sales growth in the next six (6) to twelve (12) months is important for the Company's plan of operations. However, the Company cannot guarantee that it will generate such growth. If the Company does not generate sufficient cash flow to support its operations in the next twelve (12) to eighteen (18) months, it may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. However, there can be no assurance that the Company would be able to raise enough capital to stay in business.

C.   Segment Data

As of March 31, 2001, the Company has generated sales revenue from a single segment of operations. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

In March 2001, the Company completed an offering of Common Stock to a group of unaffiliated private investors. The Company issued 108,000 shares of common stock for cash at $0.25 per share to twenty-seven shareholders unaffiliated with the Company. That offering was conducted pursuant to an exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended. In May 2001, the Company filed a registration statement on Form SB-2 with the intent of registering 208,000 shares of issued and outstanding common stock, including the securities sold in the above referenced offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

 Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
         (a) Articles of Incorporation of the Company filed on August 31, 2000 - incorporated by reference to the Registration Statement on Form SB-2 previously filed with the SEC.
         (b)  Bylaws of the Company adopted on September 1, 2000
              - incorporated by reference to the Registration Statement on Form SB-2 previously filed with the SEC.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Wine Systems Design, Inc.
                    -------------------------
                          (Registrant)

  /s/ Michael G. Quinlan
  -------------------------------
        (Signature)

    Michael G. Quinlan, President
  -------------------------------
          (Title)

       May 15, 2001
  -------------------------------
          (Date)



  /s/ Michelle R. Quinlan
  -------------------------------
        (Signature)

   Michelle R. Quinlan, Secretary
  -------------------------------
          (Title)

       May 15, 2001
  -------------------------------
          (Date)