Form 10QSB/A
period 2001-03-31
WINE SYSTEMS DESIGN INC
filed 2001-07-06
CIK 1133062

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB/A

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
                                             ==========  ==========  ==========

See accountant's review report
The accompanying notes are an integral part of these statements

                    Wine Systems Design, Inc.
                (a development stage enterprise)
                  Notes to Financial Statements
              March 31, 2001 and December 31, 2000

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Description of Operations
       -------------------------
       The Company was organized under the laws of the state of Nevada in 2000 and is authorized to do business in the
       United  States.  The Company is engaged primarily  in  the business of residential wine cooler installations in the state of Arizona. The length of the Company's contracts varies, but typically does not exceed twelve months.
       Accordingly, the assets and liabilities relating to the Company's contracts are classified as current. The Company grants credit to its customers.The company is in the process of establishing supply sources, acquiring assets, training subcontractors and developing its market

       Method of Accounting
       --------------------
       These financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Consequently, revenues are recognized when earned and expenses are recognized when the obligation is actually incurred.

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

       Fiscal Year End
       ---------------
       The Company's Fiscal Year End is June 30.

NOTE 2 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

       Costs and estimated earnings and related billings at March 31, 2001, were as follows:

       Costs incurred on contracts in progress  $14,000
       Estimated earnings                         8,400
                                                -------
                                                 22,400
       Less: Billings to date                    14,600
                                                -------
                                                $ 7,800
                                                =======
       Included in the accompanying balance
       sheet under the following captions:

       Costs and estimated earnings in excess of
       Billings on contracts in progress        $ 7,800
       Billings in excess of costs and estimated
       Earnings on contracts in progress              0  $ 7,800
                                                -------  =======
NOTE 3 - EARNINGS PER SHARE

       Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

NOTE 4 - COMMON STOCK

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

NOTE 5 - LEASE COMMITMENTS

         The  Company  incurred  rental  expense  of  $3,397  for
         equipment under various rental agreements, all of  which
         were   cancelable.  The  Company  had  no  other   lease
         obligations at March 31, 2001.

NOTE 6 - USE OF ESTIMATES

          The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

NOTE 7 - RELATED PARTY TRANSACTIONS

          The Company is provided office space and equipment at no charge by the majority stockholder. The office space and equipment are not material in value and consequently are not included in the accompanying financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

A.   Management's Discussion and Analysis of Financial Condition

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this Report.

WSD was incorporated in the State of Nevada on August 31, 2000. WSD is a startup and has not yet realized any significant revenues from operations. To date, WSD has:
-    organized operations,
-    capitalized itself through equity offerings,
- recruited and retained a management team and board of directors,
- developed a business plan and commenced initial operations, and
-    secured a variety of equipment to use as needed.

In the initial approximately seven-month operating period from August 31, 2000 (inception) to March 31, 2001, WSD generated $27,577 in revenues resulting in a cumulative net loss of $5,775, which is equivalent to $0.00 per share. The cumulative net loss is attributable to the costs of start-up operations.

All of $27,577 in revenues that WSD has generated from inception to March 31, 2001 are attributable to the three-month period ended March 31, 2001. During that three-month period, WSD generated a gross profit of $11,554 and a net income of $4,974.

WSD operates under fixed-price contracts. Revenues from contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The method used is considered by management to be the best available for progress on the contracts.

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

WSD provides allowances for doubtful receivables equal to the estimated collection losses based on a review of the current status of existing receivables coupled with historical collection experience. Management considers all receivables existing at the balance sheet date to be collectible.

Costs and estimated earnings and related billings at March 31, 2001, were as follows:

      Costs incurred on contracts in progress       $14,000
      Estimated earnings                              8,400
                                                    -------
                                                     22,400

                                                    -------
      Less: Billings to date                         14,600
                                                    -------
                                                     $7,800


The net underbilling in the amount of $7,800 is included in the accompanying balance sheet as an asset.

During  the  reporting  period, WSD incurred  rental  expense  of
$3,397  for  equipment under various rental  agreements,  all  of
which  were  cancelable.   WSD  had  no  other  rental  or  lease
obligations at March 31, 2001.

WSD's revenues to date have consisted mainly of receivables and underbillings. Consequently, WSD's operations from inception to March 31, 2001, resulted in a negative cash flow of $17,875.

WSD financed its initial operations by issuing common stock in exchange for cash and services. In October 2000, WSD issued 10,000,000 shares of common stock to an officer and director of WSD for services valued at $10,000. In November 27, 2000, WSD issued 400,000 shares of common stock for cash of $10,000 ($0.025 per share) to an unaffiliated investor. In March 2001, WSD completed an offering of Common Stock to a group of unaffiliated private investors. WSD issued 108,000 shares of common stock for cash of $27,000 ($0.25 per share) to twenty-seven shareholders unaffiliated with WSD.

As of March 31, 2001, WSD's assets consisted of $21,525 in cash, $14,600 in receivables, and $7,800 in underbillings. WSD's working capital was $41,225. WSD believes that it has sufficient capital funds to continue as a going concern for the next twelve months.

B.   Plan of Operation

WSD  designates the following as its priorities for the next  six
(6) to twelve (12) months:
- securing contracts for wine cooling systems installations and maintenance services; and
-    developing an advertising and marketing campaign.

Sales growth in the next six (6) to twelve (12) months is important for WSD's plan of operations. However, WSD cannot guarantee that it will generate such growth. If WSD does not generate sufficient cash flow to support its operations in the next twelve (12) to eighteen (18) months, it may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. However, there can be no assurance that WSD would be able to raise enough capital to stay in business.

C.   Segment Data

As of March 31, 2001, WSD has generated sales revenue from a single segment of operations. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

In March 2001, WSD completed an offering of Common Stock to a group of unaffiliated private investors. WSD issued 108,000 shares of common stock for cash at $0.25 per share to twenty-seven shareholders unaffiliated with WSD. That offering was conducted pursuant to an exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended. In May 2001, WSD filed a registration statement on Form SB-2 with the intent of registering 208,000 shares of issued and outstanding common stock, including the securities sold in the above referenced offering.

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

  15.    Letter on Unaudited Interim Financial Information
         Consent of Michael L. Stuck CPA, PC

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Wine Systems Design, Inc.
 ----------------------------------------------------------------
                          (Registrant)

         By: /s/ Michael G. Quinlan
--------------------------------------------
              (Signature)

Michael G. Quinlan, President,CFO & Director
--------------------------------------------
                (Title)

             June 25, 2001
--------------------------------------------
                (Date)


       /s/ Michelle R. Quinlan
--------------------------------------------
              (Signature)

Michelle R. Quinlan, Secretary & Director
--------------------------------------------
                (Title)

             June 25, 2001
--------------------------------------------
                (Date)