Form 10QSB/A
period 2001-03-31
WINE SYSTEMS DESIGN INC
filed 2001-08-23
CIK 1133062

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE        ACT
       For the transition period from _________________ to  _________________

 Commission file number _______________________________________

                        Wine Systems Design, Inc.
-------------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

                Nevada                          86-1005291
-------------------------------------------------------------------------------
     (State or jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

                                8343 E. Earll Drive
                                Scottsdale, AZ 85251
          ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 423-0447
          ----------------------------------------------------------------
                           (Issuer's telephone number)


          ----------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. []Yes []No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 10,508,000 shares issued and outstanding as of May 15, 2001.

Transitional  Small Business Disclosure Format (Check  one):  [ ]Yes [x]No

                            TABLE OF CONTENTS

                                                                        PAGE

PART I - FINANCIAL INFORMATION----------------------------------------    3
 Item 1. Financial Statements-----------------------------------------    3
 Item 2. Management's Discussion and Analysis or Plan of Operation----   12

PART II - OTHER INFORMATION-------------------------------------------   15
 Item 1. Legal Proceedings--------------------------------------------   15
 Item 2. Changes in Securities----------------------------------------   15
 Item 3. Defaults Upon Senior Securities------------------------------   15
 Item 4. Submission of Matters to a Vote of Security Holders----------   15
 Item 5. Other Information--------------------------------------------   15
 Item 6. Exhibits and Reports on Form 8-K-----------------------------   15

SIGNATURES------------------------------------------------------------   16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this Registration Statement:

-    Report of Michael L. Stuck CPA, P.C.

-    Balance Sheet as of March 31, 2001 and December 31, 2000

-    Statement of Operations for the Three Months Ended March 31,
     2001, the Period Ended December 31, 2000, and the Period August 31, 2000 (inception) to December 31, 2000

-    Statement of Stockholder's Equity for the period from August
     31, 2000 (Inception) to March 31, 2001

-    Statement of Cash Flows for the Three Months Ended March 31,
     2001, the Period Ended December 31, 2000, and the Period August 31, 2000 (inception) to December 31, 2000

-    Notes to Financial Statements

                  Michael L. Stuck C.P.A., P.C.
                   7641 E. Gray Road, Suite G
                      Scottsdale, AZ. 85260
                          480-607-1084

                                                   August 9, 2001

Board of Directors and Stockholders
Wine Systems Design, Inc.
Scottsdale, Arizona

We have reviewed the accompanying balance sheet of Wine Systems Design, Inc. as of March 31, 2001, and the related statements of income, retained earnings, and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wine Systems Design, Inc.

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

The  financial statements for the period ended December 31, 2000, were audited by us and we expressed an unqualified opinion on the
statements  in  our  report  dated May  2,  2001.   We  have  not
performed any auditing procedures since that date.

/s/ Michael L. Stuck
Michael L. Stuck
Certified Public Accountant

August 9, 2001
Scottsdale, Arizona

                            Wine Systems Design, Inc.
                         (a development stage enterprise)
                           Balance Sheets (unaudited)
                      March 31, 2001 and December 31, 2000

                                March 31,            December 31,
                                  2001                  2000
                              -------------         -------------

                             ASSETS

CURRENT ASSETS
   Cash                       $     21,525         $     10,045

   Contracts Receivable             14,600                    -

   Costs and Earnings
    in Excess of Billings
    on Uncompleted Contracts         7,800                    -
                              -------------         -------------
Total Curent Assets                 43,925               10,045



PROPERTY AND EQUIPMENT                   -                    -
                              -------------         -------------

                              $     43,925          $     10,045
                              =============         =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable            $        300          $          -

  Loan payable                       2,400                 2,400
                              -------------         -------------
Total Current Liabilities            2,700                 2,400
                              -------------         -------------


STOCKHOLDER'S EQUITY
  Common stock, $.001
   par value, 25,000,000,
   shares authorized,
   10,508,000 shares
   issued and outstanding           10,508                10,400

  Additional paid-in- capital       45,492                 9,600

  Deficit accumulated during
   development stage               (14,775)              (12,355)
                              -------------         -------------
Total stockholders' equity          41,225                 7,645
                              -------------         -------------
                              $     43,925           $    10,045
                              =============         =============


See accountant's review report
The accompanying notes are an integral part of these statements

                            Wine Systems Design, Inc.
                        (a development stage enterprise)
                        Statements of Income (unaudited)
             For the Three Months Ended March 31, 2001, the Period Ended
                                December 31, 2000
          and the Period August 31, 2000 (inception) to December 31, 2000


                                                                     August 31,
                                                 August 31,            2000
                                Three Months        2000            (inception)
                                   Ended             to                  to
                                  March 31,      December 31,         March 31,
                                    2001             2000               2001
                                  ----------     -----------         ----------
Revenue                           $  27,577      $       -           $  27,577


Cost of Sales                        16,023              -              16,023
                                  ----------     -----------         ----------

Gross Profit                         11,554              -              11,554


Operating Expenses
Filing Fees                               -            600                 600

Charitable donations                    300              -                 300

Dues & subscriptions                    374              -                 374

Office Supplies                         243             55                 298

Outside Services                      9,000         10,000              19,000

Professional fees                       300          1,700               2,000

Insurance                               818              -                 818

Postage                                 156              -                 156

Telephone                             1,988              -               1,988

Vehicle expenses                        795              -                 795
                                  ----------     -----------         ----------
                                     13,974          12,355             26,329
                                  ----------     -----------         ----------

Net Income (Loss) before
 Income Taxes                         6,580         (12,355)            (5,775)


Income Taxes                              -               -                  -
                                  ----------     -----------         ----------

Net Income (Loss)                 $  (2,420)      $ (12,355)         $ (14,775)
                                  ==========     ===========         ==========


Earnings Per Share of             $    0.00       $   (0.00)
Common Stock


Weighted Average Number
of Shares Outstanding            10,508,000      10,400,000


See accountant's review report
The accompanying notes are an integral part of these statements

                         Wine Systems Design, Inc.
                     (a development stage enterprise)
               Statement of Stockholders' Equity (unaudited)
                              March 31, 2001


                                                            Deficit
                                                          Accumulated
                                                  Paid in    During
           Preferred  Stock  Common      Stock    Capital Development
              Stock  Amount   Stock      Amount    Amount    Stage      Total
              ------ ------ ----------   -------   -------  ---------  --------

Balance           -     $-          -       $-       $-           $-        $-
August 31,
2000

Stock issued

     8/31/00                10,000,000   10,000       -                 10,000
   Issued to
     founder
at par value
    ($0.001)

    11/20/00                   400,000      400   9,600                 10,000
  Issued for
        cash
   at $0.025
   per share

Retained          -      -           -        -       -     (12,355)   (12,355)
earnings      ------ ------ ----------   -------   -------  ---------  --------
(loss)

Balance           -      -  10,400,000   10,400    9,600     (12,355)    7,645
December 31,
2000

     2/28/01      -      -     108,000      108    26,892          -    27,000
  Issued for
   cash in a
     private
placement at
   $0.25 per
       share

    1/31/01-     -       -          -         -     9,000          -     9,000
     3/31/01
  Management
    Services

Retained         -       -          -         -         -     (2,420)   (2,420)
earnings      ------ ------ ----------   -------   -------  ---------  --------
(loss)

Balance          -      $-  10,508,000   $10,508   $45,492  $(14,775)  $41,225
March 31,     ====== ====== ==========   =======   =======  =========  ========
2001

See accountant's review report
The accompanying notes are an integral part of these statements

                        Wine Systems Design, Inc.
                    (a development stage enterprise)
                  Statements of Cash Flows (unaudited)
       For the Three Months Ended March 31, 2001, the Period Ended
                            December 31, 2000
      and the Period August 31, 2000 (inception) to March 31, 2001

                                                                    August 31,
                                                                      2000
                               Three Months       August 31,        (inception)
                                  Ended            2000 to              to
                                 March 31,        December 31,        March 31,
                                   2001              2000              2001
                                ----------         ---------         ----------
Net income (loss)               $  (2,420)        $ (12,355)         $ (14,775)

 Adjustments to
 reconcile net income to
net cash provided by
operating activities:

 Contracts Receivable             (14,600)                             (14,600)

 Costs and Estimated
  Earnings in Excess
  of Billings on
  Uncompleted Contracts            (7,800)                              (7,800)

 Accounts Payable                     300                                  300

 Stock issued
  for services rendered             9,000            10,000             19,000
                                ----------         ---------         ----------
Cash Used in Operations           (15,520)           (2,355)           (17,875)
                                ----------         ---------         ----------

Cash Used in Investing
Activities                              -                 -                  -
                                ----------         ---------         ----------
Cash Provided by
Financing Activities

 Shareholder loan                                     2,400              2,400

 Stock issued                      27,000            10,000             37,000
                                ----------         ---------         ----------

                                   27,000            12,400             39,400

Net Change in Cash                 11,480            10,045             21,525


Beginning Balance                  10,045                 -                  -
                                ----------         ---------         ----------

Ending Cash Balance             $  21,525          $  10,045         $  21,525
                                ==========         ==========        ==========

See accountant's review report
The accompanying notes are an integral part of these statements

                    Wine Systems Design, Inc.
                (a development stage enterprise)
                  Notes to Financial Statements
              March 31, 2001 and December 31, 2000

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Description of Operations
       -------------------------
       The Company was organized under the laws of the state of Nevada in 2000 and is authorized to do business in the
       United  States.  The Company is engaged primarily  in  the business of residential wine cooler installations in the state of Arizona. The length of the Company's contracts varies, but typically does not exceed twelve months.
       Accordingly, the assets and liabilities relating to the Company's contracts are classified as current. The Company grants credit to its customers. The Company is in the process of establishing supply sources, acquiring assets, training subcontractors and developing its market.

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

       Fiscal Year End
       ---------------
       The Company's Fiscal Year End is June 30.

  NOTE 2 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

       Costs and estimated earnings and related billings at March 31, 2001, were as follows:

       Costs incurred on contracts in progress               $  14,000
       Estimated earnings                                        8,400
                                                             ---------
                                                                22,400
        Less: Billings to date                                  14,600
                                                             ---------
                                                            $    7,800
                                                            ==========

       Included in the accompanying balance sheet under the following captions:

       Costs and estimated earnings in excess of
       billings on contracts in progress                     $   7,800
       Billings in excess of costs and estimated
       earnings on contracts in progress                           -0-  $ 7,800
                                                            ----------  =======

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

The Company operates under fixed-price contracts. Revenues from contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date relative to the estimated total costs for each contract. Accounting for the cost of the fixed price contracts involves periodic revisions of the original estimates. The main variables included in the revision process are current prices of equipment (from vendors' price lists) and the actual time spent on a project - each compared to the original estimates. The revised total cost is based on the actual total costs incurred and the anticipated costs to complete the project given the newly-available information. The incurred costs include all items, for which WSD has assumed the risk, such as the installed equipment and non-returnable materials. The method used is considered by management to be the best available for progress on the contracts. WSD bills customers for the completed portion of work at the end of each month and requires the customer to pay within a 60-day period.

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

Costs and estimated earnings and related billings at March 31, 2001, were as follows:

       Costs and estimated earnings and related billings at March 31, 2001, were as follows:

       Costs incurred on contracts in progress               $  14,000
       Estimated earnings                                        8,400
                                                             ---------
                                                                22,400
        Less: Billings to date                                  14,600
                                                             ---------
                                                            $    7,800
                                                            ==========

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

                    Wine Systems Design, Inc.
--------------------------------------------------------------------------
                          (Registrant)


     Signature               Title                  Date
     ---------               -----                  ----

/s/ Michael G.Quinlan     President & Director      August 16, 2001
-------------------
 Michael G. Quinlan


/s/ Michelle R.Quinlan     Secretary & Director     August 16, 2001
-------------------
Michelle R. Quinlan


/s/ Michael G.Quinlan      Principal Financial      August 16, 2001
                              Officer
-------------------
 Michael G. Quinlan


/s/ Michael G.Quinlan     Principal Accounting      August 16, 2001
                             Officer
-------------------
 Michael G. Quinlan