Form 10QSB
period 2001-09-30
WINE SYSTEMS DESIGN INC
filed 2001-11-16
CIK 1133062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number 333-60608

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 10,508,000 shares issued and outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format (Check one): [ ]Yes [x]No

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION------------------------------------------------ 2
Item 1. Financial Statements-------------------------------------------------- 3
Item 2. Management's Discussion and Analysis or Plan of Operation------------ 10

PART II - OTHER INFORMATION-------------------------------------------------- 11
Item 1. Legal Proceedings---------------------------------------------------- 11
Item 2. Changes in Securities------------------------------------------------ 11
Item 3. Defaults Upon Senior Securities-------------------------------------- 11
Item 4. Submission of Matters to a Vote of Security Holders------------------ 11
Item 5. Other Information---------------------------------------------------- 11
Item 6. Exhibits and Reports on Form 8-K------------------------------------- 12

SIGNATURES------------------------------------------------------------------- 12

PART I - FINANCIAL STATEMENTS

                          Michael L. Stuck C.P.A., P.C.
                        7585 E. Redfield Road, Suite 201
                             Scottsdale, AZ. 85260
Item 1. Financial Statements.

INDEPENDENT ACCOUNTANT S REPORT


Board of Directors and Stockholders
Wine Systems Design, Inc.
Scottsdale, Arizona

We have reviewed the accompanying balance sheet of Wine Systems Design, Inc., a corporation, as of September 30, 2001 and September 30, 2000 and the related statements of income, stockholders' equity, and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We audited the financial statements for the year ended June 30, 2001, and we expressed an unqualified opinion on the statements in our report dated September 28, 2001. We have not performed any auditing procedures since that date.


[GRAPHIC OMITTED]
Michael L. Stuck
Certified Public Accountant

November 12, 2001
Scottsdale, Arizona

                            Wine Systems Design, Inc.
                                 Balance Sheets
            September 30, 2001, September 30, 2000 and June 30, 2000

                                          Unaudited                            Audited
                                    September 30, 2001  September 30, 2000  June 30, 2001

                                     ASSETS

 CURRENT ASSETS
    Cash                                 $       1,558         $         -   $      8,592
    Contracts Receivable                        58,224                   -         61,749
                                         -------------       -------------   ------------
 Total Current Assets                           59,782                   -         70,341

 PROPERTY AND EQUIPMENT                              -                   -              -
                                         -------------       -------------   ------------
                                        $       59,782         $         -   $     70,341
                                         =============       =============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable                     $       1,300         $         -   $      8,454
    Loan payable                                 2,400                   -          2,400
                                         -------------       -------------   ------------
                                                 3,700                   -         10,854
  STOCKHOLDER'S EQUITY
    Common stock, $.001 par
    value, 25,000,000,
    shares authorized,
    10,508,000 shares issued
    and outstanding                             10,508              10,000         10,508
    Additional paid-in-capital                  68,587                   -         59,587
    Accumulated deficit                        (23,013)            (10,000)       (10,608)
                                         -------------       -------------   ------------
    Total stockholders' equity                  56,082                   -         59,487
                                         -------------       -------------   ------------
                                        $       59,782         $         -   $     70,341
                                         =============       =============   ============

                   See accompanying notes and account's report

                           Wine Systems Design, Inc.
                              Statements of Income
      For the Three Months Ended September 30, 2001, the Period August 31
              to September 30, 2000,and the Period August 31, 2000
                          (inception) to June 30, 2001


                                                     Unaudited                 Audited
                                           Period Ended September 30,        Period Ended
                                           -------------------------------   ------------
                                                2001                2000    June 30, 2001
                                           -----------         -----------  -------------

 Revenue                                  $     65,678          $        -   $     76,884

 Cost of Sales                                  38,582                   -         36,123
                                           -----------         -----------  -------------

 Gross Profit                                   27,096                   -         40,761

 Operating Expenses
 Filing Fees                                         -                   -            600
 Charitable donations                                -                   -            300
 Bank charges                                       67                   -             57
 Dues and subscriptions                              -                   -            374
 Office supplies                                    68                   -            448
 Outside services                               27,712              10,000         41,417
 Professional fees                               4,160                   -          3,950
 Insurance                                       1,042                   -          1,028
 Postage                                            19                   -            156
 Telephone                                       1,535                   -          2,208
 Vehicle expenses                                4,898                   -            831
                                           -----------         -----------  -------------
                                                39,501              10,000         51,369
                                           -----------         -----------  -------------

 Net Income (Loss) before Income Taxes         (12,405)            (10,000)       (10,608)

 Income Taxes                                        -                   -              -
                                           -----------         -----------  -------------
 Net Income (Loss)                       $     (12,405)      $     (10,000) $     (10,608)
                                           ===========         ===========  =============

 Earnings Per Share of Common Stock      $           -       $           -  $           -
                                           ===========         ===========  =============

 Weighted Average Number of Shares
 Outstanding                                10,508,000          10,000,000     10,400,000
                                           ===========          ==========   ============

                  See accompanying notes and account's report

                      Wine Systems Design, Inc.Statement of
                              Stockholders' Equity
                               September 30, 2001

                                                                                      Paid in
                                                          Common           Stock      Capital   Accumulated
                                                          Stock           Amount       Amount       Deficit        Total
                                                          ----------  ----------   ----------    ----------   ----------

Balance August 31, 2000                                          -      $     -      $     -       $     -      $     -

 Stock issued
 8/31/00 issued to founder at par value ($.001)           10,000,000      10,000                                  10,000

 11/20/00 issued for cash at $0.025 per share                400,000         400        9,600                     10,000

 2/28/01 issued for cash at $0.25 per share in a private     108,000         108       26,892                     27,000
 placement


 1-1-01 to 6-30-01 management services                                                 23,095                     23,095

 Accumulated deficit                                                                                (10,608)     (10,608)
                                                         ----------  ----------   ----------    ----------   ----------
 Balance June 30, 2001                                    10,508,000      10,508       59,587       (10,608)      59,487

 7-1-01 to 9-30-01 management services                                                  9,000                      9,000

 Accumulated deficit                                                                                (12,405)     (12,405)
                                                          ----------  ----------   ----------    ----------   ----------
 Balance September 30, 2001                               10,508,000  $   10,508   $   68,587    $  (23,013) $    56,082
                                                          ==========  ==========   ==========    ==========   ==========

                   See accompanying notes and account's report

                           Wine Systems Design, Inc.
                            Statements of Cash Flows
          For the Three Months Ended September 30, 2001 and the Period
                     August 31, 2000 to September 30, 2000,
                and the Period August 31, 2000 to June 30, 2001


                                                                 Unaudited              Audited
                                                          Period Ended September 30  The Year Ended
                                                              2001         2000     December 31, 2000
                                                          ----------  ----------   ------------------

Net income (loss)                                     $     (12,405)$   (10,000)       $     (10,608)
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Contracts receivable                                     3,525           -              (61,749)
    Accounts payable                                          (7,154)          -                8,454
    Stock issued for services rendered                             -      10,000               10,000
    Capital contribution for services rendered                 9,000           -               23,095
                                                          ----------  ----------   ------------------
 Cash Used in Operations
                                                              (7,034)          -              (30,808)
                                                          ----------  ----------   ------------------
 Cash Used in Investing Activities                                 -           -                    -
                                                          ----------  ----------   ------------------
 Cash Provided by Financing Activities
    Shareholder loan                                               -           -                2,400
         Stock issued                                              -           -               37,000
                                                          ----------  ----------   ------------------
                                                                   -           -               39,400
                                                          ----------  ----------   ------------------
 Net Change in Cash                                           (7,034)          -                8,592

 Beginning Balance                                             8,592           -                    -
                                                          ----------  ----------   ------------------
 Ending Cash Balance                                    $      1,558 $         -         $      8,592
                                                          ==========  ==========   ==================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Professional fees incurred by the Company were paid directly by a shareholder of the Company.

 See accompanying notes and account's report

                           Wine Systems Design, Inc.
                         Notes to Financial Statements
            September 30, 2001, June 30, 2001 and September 30, 2000



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

The Company was organized under the laws of the state of Nevada in 2000 and is authorized to do business in the United States. The Company is engaged primarily in the business of residential wine cooler installation in the state of Arizona. The length of the Company s contracts varies, but typically does not exceed twelve months. Accordingly, the assets and liabilities relating to the Company's contracts are classified as current. The Company grants credit to its customers.

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





                            Wine Systems Design, Inc.
                          Notes to Financial Statements
            September 30, 2001, June 30, 2001 and September 30, 2000
                                   -continued-


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued-

     The asset, "costs and estimated earnings in excess of billings on contracts in progress," (underbillings) represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on contracts in progress," (overbillings) represents billings in excess of revenues recognized.

     The Company has entered into fixed price agreements with customers during the year. Estimating the total costs of the contract are a key function of determining the fixed price. Estimating the costs to complete involves reviewing original estimates and determining if the costs incurred are in line with the original cost estimates. Costs incurred from the accounting records and current prices are used as a factor in the revised estimate. Incurred costs include all items, for which the Company has assumed the risk, such as installed equipment and non-returnable materials.

     During the course of the fixed price contract the Company incurs various costs on the contract. Due to the nature of the business the majority of material costs are generally incurred early in the contract. Materials purchased are immediately installed. Uninstalled materials specific to a particular job are returnable up until they have been installed. The Company, however, does not maintain an inventory of uninstalled materials. Subcontract costs are incurred evenly throughout the contract.

     Contract Receivables

     The company provides allowances for doubtful receivables equal to the estimated collection losses based on a review of the current status of existing receivables coupled with historical collection experience. Management considers all receivables existing at the balance sheet date to be collectible.

     Comprehensive Income:

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

     Financial Instruments

     The carrying amounts reflected in the balance sheet for cash, contracts receivable and debt approximate their fair value.

                                Fiscal Year End

     The Company's Fiscal Year End is June 30.

NOTE 2 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

As of September 30, 2001 and June 30, 2001, the Company did not have any signed contracts in progress.


                            Wine Systems Design, Inc.
                          Notes to Financial Statements
            September 30, 2001, June 30, 2001 and September 30, 2000
                                   -continued-


NOTE 3 - EARNINGS PER SHARE

     Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

NOTE 4: COMMON STOCK

     As of September 30, 2001 and June 30, 2001, the Company had 10,508,000 shares of common stock and September 30, 2000 10,000,000 shares of common stock, par value $0.001, issued and outstanding.

NOTE 5 - LEASE COMMITMENTS

     The Company incurred rental expense during the three months ended September 30, 2001 of $1,907 and $6,044 during the period August 31, 2001 (inception) to June 30, 2001, for equipment under various rental agreements, all of which were cancelable. The Company had no other lease obligations at September 30, 2001 and June 30, 2001.

NOTE 6 - USE OF ESTIMATES

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

NOTE 7 INCOME TAXES

     Under Financial Accounting Board Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has a net operating loss (NOL's) of approximately $10,600 for June 30, 2001 and $12,400 for September 30, 2001.


                                                                    Period Ended         Three Months Ended
                                                                   June 30, 2001         September 30, 2001
                                                                   -------------         ------------------

    Deferred tax benefit (34% statutory rate)                              3,600                      4,200

    Valuation allowance
                                                                           3,600                      4,200
                                                                   -------------          -----------------
    Net Benefit
                                                                               -                          -
                                                                   -------------          -----------------

     Due to the uncertainty of utilizing the NOL and recognizing the deferred tax benefit, an offsetting valuation allowance has been provided.

                            Wine Systems Design, Inc.
                         Notes to Financial Statements
      September 30, 2001, June 30, 2001 and September 30, 2000 -continued-


NOTE 8 COMMENCEMENT OF PLANNED ACTIVITIES

     The Company has previously been considered a development stage enterprise. During the current period the Company began planned activities and recognized significant income, therefore the Company is no longer considered a development stage enterprise.


NOTE 9 RELATED PARTY TRANSACTIONS

     The principal shareholder of the Company receives a fee in return for management, advisory and other services rendered and incidental use of the shareholder s residence as a corporate address in the amount of $3,000 per month. The shareholder has elected to waive payment of the fee which is shown on the financials as a contribution to capital.

Item 2. Management's Discussion and Analysis or Plan of Operation

Our revenues have increased for this period. For the three months ended September 30, 2001, we had total revenues of $65,678 compared to revenues of $0.00 for the same period ending September 30, 2000 as the company had not started operations did not commence operation until January 2001. For the three months ended September 30, 2001, we had total operating expenses of $39,501 compared to $10,000 for the same period in 2000. Earnings were still $0.00 per share for these three months as compared to $0.00 per share for the same period in 2000. The major components of operating expenses are independent contractor fees, commissions, payroll and associated payroll costs, Vehicle, and telephone expenses.

As of the end of the reporting period, we had cash or cash equivalents of $1,508 compared to $8,592 for the previous year.

Typical contracts are material-intensive, so the majority of costs are incurred in the earlier months of the contract. Subcontract costs are incurred evenly throughout the contract. The company bills customers and books revenues for the completed portion of work at the end of each month and requires the customer to pay within a 60-day period.

The events of September 11, 2001 adversely affected our September business.

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

At our current level of operations, our cash and cash equivalents may not sufficient to meet our requirements. We are considering financing to fund our business expansion requirements, but have no specific plans at this time. Otherwise, we have no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by us. We do not intend to pay dividends in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

In March 2001, WSD completed an offering of Common Stock to a group of unaffiliated private investors. WSD issued 108,000 shares of common stock for cash at $0.25 per share to twenty- seven shareholders unaffiliated with WSD. That offering was conducted pursuant to an exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended. In May 2001, WSD filed a registration statement on Form SB-2 with the intent of registering 208,000 shares of issued and outstanding common stock, including the securities sold in the above referenced offering.

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

/s/ Michael G.Quinlan President & Director November 15, 2001
-------------------
Michael G. Quinlan