Form 10QSB
period 2001-12-31
WINE SYSTEMS DESIGN INC
filed 2002-02-13
CIK 1133062

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _____________to ___________

 Commission file number _______________________________________

                   Wine Systems Design, Inc.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

              Nevada                        86-1005291
------------------------------------------------------------------
   (State or jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                            8343 E. Earll Drive
                            Scottsdale, AZ 85251
------------------------------------------------------------------
                  (Address of principal executive offices)

                               (480) 423-0447
------------------------------------------------------------------
                        (Issuer's telephone number)


------------------------------------------------------------------
                  (Former name, former address and former fiscal
                       year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [] No[]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 10,508,000 shares issued and outstanding as of  May
15, 2001.

Transitional  Small Business Disclosure Format (Check  one):
Yes[] No[x]

                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION -------------------------------  3
 Item 1. Financial Statements. -------------------------------  3
 Item 2. Management's Discussion and Analysis or Plan of
         Operation.  ----------------------------------------- 13

PART II - OTHER INFORMATION  --------------------------------- 16
 Item 1. Legal Proceedings.  --------------------------------- 16
 Item 2. Changes in Securities.  ----------------------------- 16
 Item 3. Defaults Upon Senior Securities  -------------------- 16
 Item 4. Submission of Matters to a Vote of Security Holders.- 16
 Item 5. Other Information.  --------------------------------- 16
 Item 6. Exhibits and Reports on Form 8-K.  ------------------ 16

SIGNATURES  -------------------------------------------------- 17

                 PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The following unaudited financial statements are included as part of this Registration Statement:

-    Report of Michael L. Stuck CPA, P.C.

- Balance Sheet as of December 31, 2001, December 31, 2000, and June 30, 2001.

-    Statements of Income for the Three Months Ended December 31,
     2001 and December 31, 2000, the Six Months Ended December 31, 2001, the Period August 31, 2000 to December 31, 2000, and the Period August 31, 2000 (inception) to June 30, 2001.

-    Statement of Stockholder's Equity for the period from August
     31, 2000 (Inception) to December 31, 2001.

-    Statement of Cash Flows for the Three Months Ended December
     31, 2001 and December 31, 2000, the Six Months Ended December 31, 2001, the Period August 31, 2000 to December 31, 2000, and the Period August 31, 2000 (inception) to June 30, 2001.

-    Notes to Financial Statements

                  Michael L. Stuck C.P.A., P.C.
                7585 E. Redfield Road, Suite 201
                      Scottsdale, AZ. 85260

INDEPENDENT ACCOUNTANT'S REPORT
-------------------------------

Board of Directors and Stockholders
Wine Systems Design, Inc.
Scottsdale, Arizona

We have reviewed the accompanying balance sheet of Wine Systems Design, Inc., a corporation, as of December 31, 2001 and December 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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


/s/Michael L. Stuck
Certified Public Accountant

February 4, 2002
Scottsdale, Arizona

                              Wine Systems Design, Inc.
                                    Balance Sheets
            December 31, 2001, December 31, 2000 and June 30, 2001


                                           Unaudited                  Audited
                                ----------------------------          ---------
                                December            December            June
                                31, 2001            31, 2000          30,2001
                                ---------           ---------         ---------
ASSETS
CURRENT ASSETS
     Cash                       $  1,654            $ 10,405          $  8,592

     Contracts Receivable         24,756                   -            61,749
                                ---------           ---------         ---------
Total Current Assets              26,410              10,405            70,341


PROPERTY AND EQUIPMENT                -                   -                 -

                                ---------           ---------         ---------
                                $ 26,410            $ 10,405          $ 70,341
                                =========           =========         =========




                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable           $    750            $      -          $  8,454

     Loan payable                  2,400               2,400             2,400
                                ---------           ---------         ---------
                                   3,150               2,400            10,854
                                ---------           ---------         ---------

STOCKHOLDER'S EQUITY
   Common stock, $.001
   par value, 25,000,000,
   shares authorized,
   10,508,000 shares
   issued and outstanding         10,508              10,400            10,508

   Additional paid-in-capital     74,587               9,600            59,587

    Accumulated deficit          (61,835)            (12,355)          (10,608)
                                ---------           ---------         ---------
    Total stockholders' equity    23,260               7,645             59,487
                                ---------           ---------         ---------

                                $ 26,410            $ 10,045           $ 70,341
                                =========           =========         =========

See accompanying notes and accountants' report.

                              Wine Systems Design, Inc.
                                Statements of Income
        For the Three Months Ended December 31, 2001 and December 31, 2000,
          the Six Months Ended December 31, 2001, the Period August 31 to
                                 December 31, 2000,
           and the Period August 31, 2000 (inception) to June 30, 2001



                              Unaudited            Unaudited           Audited
                           Three Months Ended     Period Ended          Period
                               December31,         December 31,         Ended
                        ---------------------- ---------------------   June 30,
                            2001       2000       2001       2000        2001
                        ----------- ---------- ---------- ---------- ----------

Revenue                    $ 65,532 $       - $  131,210 $        - $   76,884

Cost of Sales                55,175         -     93,757          -     36,123
                        ----------- ---------- ---------- ---------- ----------
Gross Profit                 10,357         -     37,453          -     40,761

Operating Expenses:

Filing Fees                       -       600          -        600        600

Charitable donations              -         -          -          -        300

Bank charges                     11         -         78          -         57

Dues and subscriptions          521         -        521          -        374

Office supplies                 772        55        840         55        448

Outside services             33,372         -     61,084     10,000     41,417

Professional fees               750     1,700      4,910      1,700      3,950

Insurance                     3,334         -      4,376          -      1,028

Postage                          71         -         90          -        156

Telephone                     2,351         -      3,886          -      2,208

Vehicle expenses              7,997         -     12,895          -        831
                        ----------- ---------- ---------- ---------- ----------
                             49,179     2,355     88,680     12,355     51,369
                        ----------- ---------- ---------- ---------- ----------

Net Income (Loss)
before Income Taxes         (38,822)   (2,355)   (51,227)   (12,355)   (10,608)

Income Taxes                      -         -          -          -          -
                        ----------- ---------- ---------- ---------- ----------
Net Income (Loss)       $   (38,822)$  (2,355)$  (51,227)$  (12,355)$  (10,608)
                        =========== ========== ========== ========== ==========
Earnings Per Share of
Common Stock            $        -  $       - $        - $        - $        -
                        =========== ========== ========== ========== ==========
Weighted Average Number
of Shares Outstanding    10,508,000 10,400,000 10,508,000 10,400,000 10,400,000

See accompanying notes and accountants' report.

                              Wine Systems Design, Inc.
                          Statement of Stockholders' Equity
                                 December 31, 2001


                                                Paid in
                            Common     Stock    Capital Accumulated
                             Stock     Amount    Amount   Deficit     Total
                          ---------- --------- --------- ---------- ----------

Balance August 31, 2000            - $       - $       - $       -  $       -

Stock issued
8/31/00 issued to founder
at par value ($.001)      10,000,000    10,000                         10,000

11/20/00 issued for
cash at $0.025 per share     400,000       400     9,600               10,000

2/28/01 issued for cash
at $0.25 per share in a
private placement            108,000       108    26,892               27,000

1-1-01 to 6-30-01                                 23,095               23,095
management services

Accumulated deficit                                        (10,608)   (10,608)

                          ---------- --------- --------- ---------- ----------
Balance June 30, 2001     10,508,000    10,508    59,587   (10,608)    59,487

7-1-01 to 12-31-01
management services                               15,000               15,000

Accumulated deficit                                        (51,227)   (51,227)

                          ---------- --------- --------- ---------- ----------
Balance December 31, 2001 10,508,000 $  10,508 $  74,587 $ (61,835) $  23,260
                          ========== ========= ========= ========== ==========


See accompanying notes and accountants' report.

                              Wine Systems Design, Inc.
                              Statements of Cash Flows
         For the Three Months Ended December 31, 2001 and December 31, 2000,
          the Six Months Ended December 31, 2001 and the Period August 31,
                             2000 to December 31, 2000,
                   and the Period August 31, 2000 to June 30, 2001




                               Unaudited          Unaudited          Audited
                              Three Months       Period Ended       The Year
                            Ended December 31     December 31         Ended
                          -------------------- --------------------  June 30,
                             2001       2000     2001      2000        2001
                          ---------- --------- --------- ---------- ----------

Net income (loss)         $ (38,822) $ (2,355) $(51,227) $ (12,355) $ (10,608)

Adjustments to reconcile
net income to net
cash provided by
operating activities:

Contracts receivable         33,468        -     36,993          -    (61,749)

payable Accounts               (550)       -     (7,704)         -      8,454

Stock issued for
services rendered                 -        -          -     10,000     10,000

Capital contribution for
services rendered             6,000        -     15,000          -     23,095
                          ---------- --------- --------- ---------- ----------
Cash Used in Operations          96   (2,355)    (6,938)    (2,355)   (30,808)
                          ---------- --------- --------- ---------- ----------
Cash Used in
Investing Activities              -        -          -          -          -
                          ---------- --------- --------- ---------- ----------
Cash Provided by
Financing Activities

     Shareholderloan              -    2,400          -      2,400      2,400

     Stock issued                 -   10,000          -     10,000     37,000
                          ---------- --------- --------- ---------- ----------
                                  -   12,400          -     12,400     39,400
                          ---------- --------- --------- ---------- ----------
Net Change in Cash               96    10,045    (6,938)    10,045      8,592

Beginning Balance             1,558         -     8,592          -          -
                          ---------- --------- --------- ---------- ----------
Ending Cash Balance       $   1,654  $ 10,045  $  1,654  $  10,045  $   8,592


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Professional fees incurred by the Company were paid directly by a shareholder of the Company.

See accompanying notes and accountants' report.

                    Wine Systems Design, Inc.
                  Notes to Financial Statements
     December 31, 2001, June 30, 2001 and December 31, 2000

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

                    Wine Systems Design, Inc.
                  Notes to Financial Statements
     December 31, 2001, June 30, 2001 and December 31, 2000
                           -continued-

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

         Comprehensive Income
         --------------------
         In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

         Financial Instruments
         ---------------------
         The carrying amounts reflected in the balance sheet for cash, contracts receivable and debt approximate their fair value.

         Fiscal Year End
         ---------------
         The Company's Fiscal Year End is June 30.

  NOTE 2 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

         As of December 31, 2001 and June 30, 2001, the Company did not have any signed contracts in progress.

                    Wine Systems Design, Inc.
                  Notes to Financial Statements
     December 31, 2001, June 30, 2001 and December 31, 2000
                           -continued-

  NOTE 3 - EARNINGS PER SHARE

         Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

  NOTE 4: COMMON STOCK

         As of December 31, 2001 and June 30, 2001, the Company had 10,508,000 shares of common stock and December 31, 2000 10,400,000 shares of common stock, par value
         $0.001, issued and outstanding.

  NOTE 5 - LEASE COMMITMENTS

         The Company incurred rental expense during the six months ended December 31, 2001 of $3,130 and $6,044 during the period August 31, 2000 (inception) to June 30, 2001, for equipment under various rental agreements, all of which were cancelable. The Company had no other lease obligations at December 31, 2001 and June 30, 2001.

  NOTE 6 - USE OF ESTIMATES

         The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

  NOTE 7 - INCOME TAXES

         Under Financial Accounting Board Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has a net operating loss (NOL's) of approximately $10,600 for June 30, 2001 and $51,200 for December 31, 2001.


                             Period Ended      Six Months Ended
                             June 30,2001      December 31, 2001
                             ------------      ----------------

   Deferred tax benefit             3,600               17,400
   (34% statutory rate)

   Valuation allowance              3,600               17,400
                             ------------      ----------------
   Net Benefit                          -                    -
                             ============      ================

         Due   to  the  uncertainty  of  utilizing  the  NOL  and
         recognizing the deferred tax benefit, an offsetting valuation allowance has been provided.

                    Wine Systems Design, Inc.
                  Notes to Financial Statements
     December 31, 2001, June 30, 2001 and December 31, 2000
                           -continued-

  NOTE 8 - COMMENCEMENT OF PLANNED ACTIVITIES

         The Company has previously been considered a development stage enterprise. During the current period the Company began planned activities and recognized significant income, therefore the Company is no longer considered a development stage enterprise.

  NOTE 9 - RELATED PARTY TRANSACTIONS

         The principal shareholder of the Company receives a fee in return for management, advisory and other services rendered and incidental use of the shareholder's residence as a corporate address in the amount of $3,000 per month. The shareholder has elected to waive payment of the fee which is shown on the financials as a contribution to capital.

Item 2. Management's Discussion and Analysis or Plan of
        Operation.

A.   Management's Discussion and Analysis of Financial Condition

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this Report.

Three  Months  Ended December 31, 2001 Compared to  Three  Months
-----------------------------------------------------------------
Ended December 31, 2000
-----------------------

In 2000, Wine Systems Design, Inc. ("WSD" or "the Company") was in the development stage and did not realize any revenues. Thus, WSD cannot make a meaningful comparison of the financial results in the three months ended December 31, 2001 with the financial results in the three months ended December 31, 2000.

In  the  three months ended December 31, 2001, WSD has  generated approximately  $65,532  in revenues.  The  cost  of  revenue  was
$55,175.   Thus,  WSD  realized  a  gross  operating  profit   of
approximately $10,357.

The total operating expenses for the three months ended December 31, 2001 were $49,179. That amount included payments for outside services of $33,372, vehicle expenses of $7,997, insurance expense of $3,334, telephone expenses of $2,351, and other expenses of $2,125. In the three months ended December 31, 2001, the total operating expenses exceeded the gross operating profit, which resulted in a net loss of approximately $38,822.

WSD financed the net loss via a collection of $33,468 in accounts receivable (net of an increase in accounts payable of $550) and a non-cash payment for management services in the amount of $6,000, which WSD classified as a capital contribution.

Six  Months  Ended December 31, 2001 Compared to the Period  from
-----------------------------------------------------------------
August 31, 2000 to December 31, 2000
------------------------------------

In 2000, Wine Systems Design, Inc. ("WSD" or "the Company") was in the development stage and did not realize any revenues. Thus, WSD cannot make a meaningful comparison of the financial results in the six months ended December 31, 2001 with the financial results in the period from August 31, 2000 to December 31, 2000.

In  the  six  months ended December 31, 2001, WSD  has  generated approximately  $131,210 in revenues.  The  cost  of  revenue  was
$93,757.   Thus,  WSD  realized  a  gross  operating  profit   of
approximately $37,453.

The total operating expenses for the six months ended December 31, 2001 were $88,680 compared with $12,355 in the period from August 31, 2000 to December 31, 2000. Those amounts included payments for outside services of $61,084 in the 2001 interim period and $10,000 in the 2000 interim period; vehicle expenses of $12,895 in the 2001 interim period and $0 in the 2000 interim period; insurance expense of $4,376 in the 2001 interim period and $0 in the 2000 interim period; telephone expenses of $3,886 in the 2001 interim period and $0 in the 2000 interim period; and other expenses of $6,439 in the 2001 interim period and $2,355 in the 2000 interim period. The increases in expenses are attributable to the commencement of planned operations. In the six months ended December 31, 2001, the total operating expenses exceeded the gross operating profit, which resulted in a net loss of approximately $51,227 compared with a net loss of $12,355 in the period from August 31, 2000 to December 31, 2000.

During the six months ended December 31, 2001, WSD financed the net loss via the expense of cash in the amount of $6,938, a collection of $36,993 in accounts receivable (net of an increase in accounts payable of $7,704), and a non-cash payment for management services in the amount of $15,000, which WSD classified as a capital contribution.

During the period from August 31, 2000 to December 31, 2000, WSD financed its net loss via a shareholder loan in the amount of $2,400 and an issuance of stock for services in the amount of $10,000.

Liquidity and Capital Resources
-------------------------------
At December 31, 2001, WSD had current assets of $26,410, consisting of $1,654 in cash and $24,756 in accounts receivable. At December 31, 2000, WSD had current assets of $10,405, consisting completely of cash. The decrease in cash is attributable to net losses. The increase in receivables is attributable to the commencement of planned operations.

At December 31, 2001, WSD had a working capital of $23,260, which WSD believes is sufficient to continue operations for the next twelve months. At December 31, 2000, WSD had a working capital of $8,005.

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

C.   Segment Data

As of December 31, 2001, WSD has generated sales revenue from a single segment of operations. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

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

                    Wine Systems Design, Inc.
--------------------------------------------------------------------------
                          (Registrant)

        Signature                   Title                       Date
-----------------------    -----------------------------  -----------------
/s/ Michael G. Quinlan     President & Director           February 5, 2002
-----------------------
    Michael G. Quinlan

/s/ Michelle R. Quinlan    Secretary & Director           February 5, 2002
-----------------------
    Michelle R. Quinlan

/s/ Michael G. Quinlan     Principal FinancialOfficer     February 5, 2002
-----------------------
    Michael G. Quinlan

/s/ Michael G. Quinlan     Principal Accounting Officer   February 5, 2002
-----------------------
    Michael G. Quinlan