Form 10QSB
period 2002-04-09
WINE SYSTEMS DESIGN INC
filed 2002-04-09
CIK 1133062

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

 (Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2002

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _________________ to _______________


 Commission file number ____________________________________________

                   Wine Systems Design, Inc.
   (Exact name of small business issuer as specified in its charter)


              Nevada                        86-1005291
     (State or jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

                        8343 E. Earll Drive
                        Scottsdale, AZ 85251
              (Address of principal executive offices)

                          (480) 423-0447
                    (Issuer's telephone number)


         (Former name, former address and former fiscal year,
                     if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes__ No__

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 10,508,000 shares issued and outstanding as of March 31, 2002.

Transitional  Small Business Disclosure Format (Check  one):
Yes__ No X





                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION                                  3
 Item 1. Financial Statements.                                  3
 Item 2. Management's Discussion and Analysis or Plan of
 Operation.                                                    13

PART II - OTHER INFORMATION                                    16
 Item 1. Legal Proceedings.                                    16
 Item 2. Changes in Securities.                                16
 Item 3. Defaults Upon Senior Securities                       16
 Item 4. Submission of Matters to a Vote of Security Holders.  16
 Item 5. Other Information.                                    16
 Item 6. Exhibits and Reports on Form 8-K.                     16

SIGNATURES                                                     17








                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this Registration Statement:

* Report of Michael L. Stuck CPA, P.C.

* Balance Sheet as of March 31, 2002, March 31, 2001, and June
  30, 2001.

* Statements of Income for  the  Three  Months  Ended  March  31,
  2002 and March 31, 2001, the Nine Months Ended March 31, 2002, the Period August 31, 2000 to March 31, 2001, and the Period
  August 31, 2000 (inception) to June 30, 2001.

* Statement of Stockholder's  Equity for the period from August
  31, 2000 (Inception) to March 31, 2002.

* Statement of Cash Flows for the  Three  Months  Ended March 31,
  2002 and March 31, 2001, the Nine Months Ended March 31, 2002, the Period August 31, 2000 to March 31, 2001, and the Period
  August 31, 2000 (inception) to June 30, 2001.

* Notes to Financial Statements


                  Michael L. Stuck C.P.A., P.C.
                7585 E. Redfield Road, Suite 201
                      Scottsdale, AZ. 85260

INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders
Wine Systems Design, Inc.
Scottsdale, Arizona

We have reviewed the accompanying balance sheet of Wine Systems Design, Inc., a corporation, as of March 31, 2002 and March 31, 2001 and the related statements of income, stockholders' equity, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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


Michael L. Stuck
Certified Public Accountant

April 4, 2002
Scottsdale, Arizona





                  Wine Systems Design, Inc.
                        Balance Sheets
       March 31, 2002, March 31, 2001 and June 30, 2001


                                   Unaudited           Audited
                            March 31,    March 31,     June 30,
                               2002         2001         2001

                            ASSETS
CURRENT ASSETS
     Cash                       $2,366      $21,525      $8,592
     Contracts Receivable        4,967       14,600      61,749
     Costs and Earnings in
     Excess of Billings on
     Uncompleted Contracts           -        7,800           -
Total Current Assets             7,333       43,925      70,341

PROPERTY AND EQUIPMENT               -            -           -

                                $7,333      $43,925     $70,341




             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable           $1,150         $300      $8,454
     Loan payable                2,400        2,400       2,400
                                 3,550        2,700      10,854

STOCKHOLDER'S EQUITY
     Common stock, $.001 par
      value, 25,000,000,
      shares authorized,
      10,508,000 shares issued
      and outstanding           10,508       10,508      10,508
     Additional paid-in-capital 80,587       45,492      59,587
     Accumulated deficit       (87,312)     (14,775)    (10,608)
     Total stockholders' equity  3,783       41,225      59,487


                                $7,333      $43,925     $70,341

See accompanying notes and accountants' report.





                            Wine Systems Design, Inc.
                              Statements of Income
         For the Three Months Ended March 31, 2002 and March 31, 2001,
    the Nine Months Ended March 31, 2002, the Period August 31 to March 31,
       2001, and the period August 31, 2000 to June 30, 2001


                             Unaudited             Unaudited        Audited
                            Three Months          Period Ended       Period
                           Ended March 31,          March 31,         Ended
                           2002       2001       2002       2001    June 30,
                                                                      2001


Revenue                 $26,850    $27,577    $158,060   $27,577    $76,884


Cost of Sales            21,188     16,023     114,945    16,023     36,123


Gross Profit              5,662     11,554     43,115     11,554     40,761

Operating Expenses
Filing Fees                   -          -          -        600        600
Charitable donations         15        300         15        300        300
Bank charges                167          -        245          -         57
Dues and subscriptions        -        374        521        374        374
Office supplies           1,399        243      2,239        298        448
Outside services         21,484      9,000     82,568     19,000     41,417
Professional fees         3,650        300      8,560      2,000      3,950
Insurance                   964        818      5,340        818      1,028
Postage                      34        156        124        156        156
Telephone                   631      1,988      4,517      1,988      2,208
Vehicle expenses          2,795        795     15,690        795        831
                         31,139     13,974    119,819     26,329     51,369


Net Income (Loss) before(25,477)    (2,420)   (76,704)   (14,775)   (10,608)
Income Taxes

Income Taxes                   -          -           -          -           -

Net Income (Loss)      $(25,477)   $(2,420)  $(76,704)  $(14,775)  $(10,608)


Earnings Per Share of           $-         $-         $-         $-          $-
Common Stock

Weighted Average Number  10,508,000 10,400,000 10,508,000 10,400,000 10,400,000
of Shares Outstanding

See accompanying notes and accountants' report.







                       Wine Systems Design, Inc.
                  Statement of Stockholders' Equity
                            March 31, 2002

                                                  Paid in
                             Common      Stock    Capital  Accumul
                                                            ated
                             Stock       Amount   Amount  Deficit   Total

Balance August 31,                 -      $-         $-       $-       $-
2000

Stock issued
8/31/00 issued to         10,000,000   10,000                      10,000
founder at par value
($.001)
11/20/00 issued for          400,000      400     9,600            10,000
cash at $0.025 per
share
2/28/01 issued for cash                   108    26,892            27,000
at $0.25 per share in a      108,000
private placement

1-1-01 to 6-30-01                                23,095            23,095
management services

Accumulated deficit                                      (10,608) (10,608)


Balance June 30, 2001     10,508,000   10,508    59,587  (10,608)  59,487


7-1-01 to 3-31-02                                15,000            15,000
management services

Accumulated deficit                                      (76,704) (76,704)


Balance March 31, 2002    10,508,000  $10,508   $74,587 $(87,312) $(2,217)


See accompanying notes and accountants' report.





                     Wine Systems Design, Inc.
                     Statements of Cash Flows
   For the Three Months Ended March 31, 2002 and March 31, 2001, the Nine Months Ended March 31, 2002 and the Period August 31, 2000
 to March 31, 2001,and the period August 31, 2000 to June 30, 2001


                             Unaudited            Unaudited         Audited
                           Three Months          Period Ended       The Year
                          Ended March 31           March 31          Ended
                                                                    June 30,
                          2002      2001        2002       2001       2001


Net income (loss)      $(25,477)  $(2,420)   $(76,704)  $(14,775)  $(10,608)

Adjustments to
reconcile net income
to net cash provided
by operating
activities:

Contracts receivable     19,789   (14,600)     56,782    (14,600)  (61,749)

Costs and estimated           -    (7,800)          -     (7,800)
earnings in excess of
billings on
uncompleted contracts
Accounts payable            400       300      (7,304)       300     8,454
Stock issued for              -         -           -     10,000    10,000
services rendered
Capital contribution                9,000      21,000      9,000    23,095
for services rendered    6,000

Cash Used in               712    (15,520)     (6,226)   (17,875)  (30,808)
Operations

Cash Used in                 -          -           -          -         -
Investing Activities

Cash Provided by
Financing Activities
  Shareholder loan           -          -           -      2,400     2,400

     Stock issued            -     27,000           -     37,000    37,000
                             -     27,000           -     39,400    39,400

Net Change in Cash         712     11,480      (6,226)    21,525     8,592

Beginning Balance        1,654     10,045       8,592          -         -

Ending Cash Balance     $2,366    $21,525      $2,366    $21,525    $8,592

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Professional fees incurred by the Company were paid directly by a shareholder of the Company.

See accompanying notes and accountants' report.




                    Wine Systems Design, Inc.
                  Notes to Financial Statements
        March 31, 2002, June 30, 2001 and March 31, 2001

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





                    Wine Systems Design, Inc.
                  Notes to Financial Statements
        March 31, 2002, June 30, 2001 and March 31, 2001
                           -continued-

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

                        Fiscal Year End
         The Company's Fiscal Year End is June 30.

  NOTE 2 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

         As of March 31, 2002 and June 30, 2001, the Company did not have any signed contracts in progress.





                    Wine Systems Design, Inc.
                  Notes to Financial Statements
        March 31, 2002, June 30, 2001 and March 31, 2001
                           -continued-

  NOTE 3 - EARNINGS PER SHARE

         Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

  NOTE 4: COMMON STOCK

         As  of March 31, 2002, March 31, 2001 and June 30, 2001,
         the Company had 10,508,000 shares of common stock, par value $0.001, issued and outstanding.

  NOTE 5 - LEASE COMMITMENTS

          The Company incurred rental expense during the nine months ended March 31, 2002 of $4,695 and $6,044 during the period August 31, 2000 (inception) to June 30, 2001, for equipment under various rental agreements, all of which were cancelable. The Company had no other lease obligations at March 31, 2002 and June 30, 2001.

  NOTE 6 - USE OF ESTIMATES

          The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

  NOTE 7 - INCOME TAXES

          Under Financial Accounting Board Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has a net operating loss (NOL's) of approximately $10,600 for June 30, 2001 and $76,700 for March 31, 2002.

                                          Period      Nine Months
                                           Ended        Ended
                                          June 30,     March 31,
                                           2001         2002

          Deferred tax benefit (34%        3,600       26,100
          statutory rate)

          Valuation allowance              3,600       26,100

          Net Benefit                          -            -

          Due to the uncertainty of utilizing the NOL and recognizing the deferred tax benefit, an offsetting valuation allowance has been provided.





                    Wine Systems Design, Inc.
                  Notes to Financial Statements
        March 31, 2002, June 30, 2001 and March 31, 2001
                           -continued-

  NOTE 8 - COMMENCEMENT OF PLANNED ACTIVITIES

          The Company has previously been considered a development stage enterprise. During the current period the Company began planned activities and recognized significant income, therefore the Company is no longer considered a development stage enterprise.

  NOTE 9 - RELATED PARTY TRANSACTIONS

          The principal shareholder of the Company receives a fee in return for management, advisory and other services rendered and incidental use of the shareholder's residence as a corporate address in the amount of $3,000 per month. The shareholder has elected to waive payment of the fee which is shown on the financial statements as a contribution to capital.







Item 2. Management's Discussion and Analysis or Plan of Operation.

A.   Management's Discussion and Analysis of Financial Condition

This section must be read in conjunction with the unaudited Financial Statements included in this Report.

   Three Months Ended March 31, 2002 Compared to Three Months Ended
                            March 31, 2001

In the three months ended March 31, 2002, WSD generated approximately $26,850 in revenues compared to approximately $27,577 in the three months ended March 31, 2001. The cost of revenue in the three months ended March 31, 2002 was approximately $21,188 compared to approximately $16,023 in the three months ended March 31, 2001. The resulting gross profit for the three months ended March 31, 2002 was approximately $5,662 compared to approximately $11,554 for the three months ended March 31, 2001. WSD attributes the decline in revenues, the increase in costs, and the resulting decline in gross profitability to a cyclical decline in economic conditions.

The total operating expenses for the three months ended March 31, 2002 were approximately $31,139 compared to approximately $13,974 for the three months ended March 31, 2001. The increase resulted primarily from substantial increases in expenses on outside services, professional fees, vehicle lease and operation, and office supplies. WSD believes that the increase in operating expenses was warranted in light of (i) WSD's implementation of its growth plan and (ii) WSD's attainment and maintenance of public listing and fully reporting status with the U.S. Securities and Exchange Commission.

In the three months ended March 31, 2002, the total operating expenses exceeded the gross operating profit, which resulted in a net loss of approximately $25,477. In the three months ended March 31, 2001, the total operating expenses exceeded the gross operating profit, which resulted in a net loss of approximately $2,420.

During the three months ended March 31, 2002, WSD financed the net loss via a collection of $19,789 in accounts receivable, an increase in accounts payable of $400, and a non-cash payment for management services in the amount of $6,000, which WSD classified as a capital contribution. During the three months ended March 31, 2001, WSD financed the net loss via issuances of common stock and a non-cash payment for management services in the amount of $9,000, which WSD classified as a capital contribution.

Nine Months Ended March 31, 2002 Compared to the Period from August 31, 2000 to March 31, 2001

In the nine months ended March 31, 2002, WSD generated approximately $158,060 in revenues compared to approximately $27,577 in the interim period from August 31, 2000 to March 31, 2001. The cost of revenue in the nine months ended March 31, 2002 was approximately $114,945 compared to approximately $16,023 in the interim period from August 31, 2000 to March 31, 2001. The resulting gross profit for the nine months ended March 31, 2002 was approximately $43,115 compared to approximately $11,554 for the interim period from August 31, 2000 to March 31, 2001. WSD attributes the increase in revenues, the increase in costs, and the increase in gross profits to the fact that WSD was a development stage company during most of in the interim period from August 31, 2000 to March 31, 2001.

The total operating expenses for the nine months ended March 31, 2002 were approximately $119,819 compared to approximately $26,329 for the interim period from August 31, 2000 to March 31, 2001. The increase resulted primarily from substantial increases in expenses on outside services, professional fees, vehicle lease and operation, telephone services, and office supplies. WSD believes that the increase in operating expenses was warranted in light of (i) WSD's commencement of its planned operations and (ii) WSD's attainment and maintenance of public listing and fully reporting status with the U.S. Securities and Exchange Commission.

In the nine months ended March 31, 2002, the total operating expenses exceeded the gross operating profit, which resulted in a net loss of approximately $76,704. In the interim period from August 31, 2000 to March 31, 2001, the total operating expenses exceeded the gross operating profit, which resulted in a net loss of approximately $14,775.

During the nine months ended March 31, 2002, WSD financed the net loss via a collection of $56,782 in accounts receivable (net of a decrease in accounts payable of $7,304) and a non-cash payment for management services in the amount of $21,000, which WSD classified as a capital contribution. During the interim period from August 31, 2000 to March 31, 2001, WSD financed the net loss via issuances of common stock for cash and services and a non-cash payment for management services in the amount of $9,000, which WSD classified as a capital contribution.

                   Liquidity and Capital Resources

At March 31, 2002, WSD had current assets of $7,333, consisting of $2,366 in cash and $4,967 in accounts receivable. At March 31, 2001, WSD had current assets of $43,925, consisting of $21,525 in cash, $14,600 in accounts receivable, and $7,800 in costs of earnings in excess of billings on incomplete contracts. The decrease in cash is attributable to net losses. The decrease in receivables and the elimination of billings on incomplete contracts are attributable to completion of contracts and a decline in new orders, which, WSD believes, is due to a cyclical deterioration in economic conditions.

At March 31, 2002, WSD had a working capital of $3,783, which WSD believes may be insufficient to continue operations for the next twelve months without increases in revenues or additional capital infusions. At March 31, 2001, WSD had a working capital of $41,225.

                      Revenue and Cost Recognition

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






B.   Plan of Operation

WSD designates the following as its priorities for the next six (6) to twelve (12) months:
* accelerating sales of wine cooling systems installations and maintenance services; and
* developing an advertising and marketing campaign.

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

C.   Segment Data

As  of  March 31, 2002, WSD has generated sales revenue from a  single
segment  of  operations.   Accordingly, no  table  showing  percentage
breakdown of revenue by business segment or product line is included.





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

                    Wine Systems Design, Inc.
                          (Registrant)

          Signature                  Title                  Date

   /s/ Michael G. Quinlan     President & Director      April 5, 2002
       Michael G. Quinlan

   /s/ Michelle R. Quinlan    Secretary & Director      April 5, 2002
       Michelle R. Quinlan

   /s/ Michael G. Quinlan     Principal Financial       April 5, 2002
       Michael G. Quinlan     Officer

   /s/ Michael G. Quinlan     Principal Accounting      April 5, 2002
       Michael G. Quinlan     Officer







EXHIBIT 15:    Letter on Unaudited Interim Financial Information

                       Michael L. Stuck CPA, PC
                      7641 E. Gray Road, Suite G
                         Scottsdale, AZ. 85260


April 5, 2002


To Whom It May Concern:

The firm of Michael L. Stuck CPA, P.C., consents to the inclusion of my report of February 4, 2002, on the Financial Statements of Wine Systems Design, Inc., for the three months ended March 31, 2002 and March 31, 2001; the Nine months ended March 31, 2002; the period August 31, 2000 to March 31, 2001, and the period August 31, 2000 (inception) to June 30, 2001, in any filings which are necessary now or in the near future to be filed with the United States Securities and Exchange Commission.

Signed,

/s/ Michael L. Stuck
Michael L. Stuck CPA, PC