Form 10-Q
period 2002-06-30
JANEL WORLD TRADE LTD
filed 2002-08-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  quarterly  period  ended:  JUNE  30,  2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NO. 333-60608

                             JANEL WORLD TRADE, LTD.
             (Exact name of registrant as specified in its charter)

                NEVADA                               86-1005291
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

     150-14  132ND  AVENUE,  JAMAICA,  NY              11434
(Address  of  principal  executive  offices)        (Zip  Code)

                                     (718) 527-3800
              (Registrant's telephone number, including area code)

        WINE SYSTEMS DESIGN, INC., 3838 CAMINO DEL RIO NORTH, SUITE 333,
                              SAN DIEGO, CA 92108
                       FORMER FISCAL YEAR END WAS JUNE 30

    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the  past  90  days.  Yes  X    No
                          ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities under a plan confirmed by a court.
Yes ___  No ___

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,000,000

                         PART I - FINANCIAL INFORMATION

ITEM  1.       FINANCIAL  STATEMENTS.

     (a) Pro forma financial information relating to the reverse merger between C and N Corp., a predecessor of the company, and Wine Systems Design, Inc., which was completed in July 2002 and reported in the company's Form 8-K report filed July 18, 2002, has been omitted because at the time of the merger Wine Systems Design, Inc. had no assets, no liabilities and no business operations.

     (b) Janel's unaudited, interim financial statements for its third fiscal quarter (the nine months ended June 30, 2002) have been set forth below:

                           ACCOUNTANTS' REVIEW  REPORT

Board  of  Directors
JANEL  WORLD  TRADE,  LTD.  AND  SUBSIDIARIES
(FORMERLY  C  AND  N  CORP.)
Jamaica,  New  York

We have reviewed the accompanying consolidated balance sheet of JANEL WORLD TRADE, LTD. AND SUBSIDIARIES (FORMERLY C AND N CORP.) as of June 30, 2002 and the related consolidated statements of income and cash flows for the nine and three months ended June 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of JANEL WORLD TRADE, LTD. AND SUBSIDIARIES (FORMERLY C AND N CORP.) .

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

                                        Paritz  &  Company,  P.A.

Hackensack,  New  Jersey
August  9,  2002

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              JUNE 30, 2002  SEPTEMBER 30, 2001
                                                              -------------- ------------------
                                                               (Unaudited)    (Audited)

ASSETS

CURRENT ASSETS:
  Cash                                                         $    950,008  $ 1,429,082
  Accounts receivable                                             3,262,190    2,738,513
  Marketable securities                                              39,536       37,592
  Loans receivable - officers                                       192,766      138,837
                              - other                                10,858       20,682
  Prepaid expenses and sundry current assets                        188,865      108,739
                                                              -------------- ------------
     TOTAL CURRENT ASSETS                                         4,644,223    4,473,445
                                                              -------------- ------------

PROPERTY AND EQUIPMENT, NET                                         126,123      165,805
                                                              -------------- ------------
OTHER ASSETS:
  Cash surrender value of life insurance                             44,469       44,469
  Security deposits                                                  48,458       48,651
                                                              -------------- ------------
     TOTAL OTHER ASSETS                                              92,927       93,120
                                                              -------------- ------------
     TOTAL ASSETS                                              $  4,863,273  $ 4,732,370
                                                              ============== ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                                          $    300,000  $   325,000
  Accounts payable                                                2,036,191    1,833,782
  Accrued expenses and taxes payable                                128,232      169,234
  Current portion of long-term debt                                  28,457       80,924
                                                              -------------- ------------
     TOTAL CURRENT LIABILITIES                                    2,492,880    2,408,940
                                                              -------------- ------------
OTHER LIABILITIES:
  Deferred compensation                                             123,037      123,037
  Long-term debt                                                     11,873       30,582
                                                              -------------- ------------
     TOTAL OTHER LIABILITIES                                        134,910      153,619
                                                              -------------- ------------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
    225,000,000 shares authorized
    15,000,000 shares issued and outstanding at June 30, 2002        15,000        3,200
  Additional paid-in capital                                        217,087      228,887
  Retained earnings                                               2,003,396    1,937,724
                                                              -------------- ------------
     TOTAL STOCKHOLDERS' EQUITY                                   2,235,483    2,169,811
                                                              -------------- ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  4,863,273  $ 4,732,370
                                                              ============== ============


See notes to financial statements, which are an integral part of these financial statements


                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
--------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                             ----------------------------------  --------------------------
                                                                    2002               2001           2002          2001
                                                             --------------   -----------------  ------------  ------------
REVENUES:
  Forwarding revenue                                          $ 30,999,567       $   35,755,567  $ 11,456,431   $11,972,445
  Interest and dividends                                             9,027               33,399           878         7,164
                                                             --------------   -----------------  ------------  ------------

          TOTAL REVENUES                                        31,008,594           35,788,966    11,457,309    11,979,609
                                                             --------------   -----------------  ------------  ------------


COSTS AND EXPENSES:
  Forwarding expenses                                           26,940,160           31,356,924    10,103,182    10,454,305
  Selling, general and administrative                            3,953,251            4,309,262     1,283,417     1,491,234
  Interest                                                          16,333               25,601         3,798         8,304
                                                             --------------   -----------------  ------------  ------------

          TOTAL COSTS AND EXPENSES                              30,909,744           35,691,787    11,390,397    11,953,843
                                                             --------------   -----------------  ------------  ------------


INCOME BEFORE INCOME TAXES                                          98,850               97,179        66,912        25,766

Income taxes                                                        34,500               34,000        23,500         9,000
                                                             --------------   -----------------  ------------  ------------

NET INCOME                                                    $     64,350       $       63,179   $    43,412   $    16,766
                                                              =============   =================   ============  ===========
OTHER COMPREHENSIVE INCOME
(LOSS), NET OF TAX:
  Unrealized gain (loss) from available
  for sale securities                                         $      1,322       $     (18,933)   $   (3,064)   $    3,059
                                                              =============   =================   ============  ===========

Basic and diluted earnings per share                          $     .00429              N/A       $    .00289       N/A
                                                              =============   =================   ============  ===========

Weighted number of shares outstanding*                          15,000,000              N/A        15,000,000       N/A
                                                              =============   =================   ============  ===========



*Assumes  all  shares  were  outstanding  for  the  entire  periods

See notes to financial statements, which are an integral part of these financial statements

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                       NINE  MONTHS  ENDED  JUNE  30,
                                                      -------------------------------
                                                              2002         2001
                                                      ---------------  --------------

OPERATING ACTIVITIES:
  Net income                                               $   65,672   $  44,246
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                            41,461      30,951
    Changes in operating assets and liabilities:
      Accounts receivable                                    (523,677)    330,694
      Loans receivable                                        (44,105)    (14,620)
      Prepaid expenses and sundry current assets              (80,126)     57,023
      Security deposits                                           193         673
      Accounts payable and accrued expenses                   161,407    (391,333)
                                                      ---------------  --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (379,175)     57,634
                                                      ---------------  --------------


INVESTING ACTIVITIES:
  Acquisition (disposal) of property and equipment, net        (1,779)      6,919
  Sale/purchase of marketable securities                       (1,944)     11,640
                                                      ---------------  --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (3,723)     18,559
                                                      ---------------  --------------

FINANCING ACTIVITIES:
  Repayment of long-term debt, net                            (71,176)    (75,665)
  Bank borrowings                                             (25,000)    125,000
                                                      ---------------  --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (96,176)     49,335
                                                      ---------------  --------------

INCREASE (DECREASE)  IN CASH                                 (479,074)    125,528

CASH - BEGINNING OF PERIOD                                  1,429,082     858,879
                                                      ---------------  --------------

CASH - END OF PERIOD                                       $  950,008   $ 984,407
                                                      ===============  ==============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                         $   16,333   $  25,601
                                                      ===============  ==============

          Income taxes                                     $   32,896   $  30,829
                                                      ===============  ==============
      Non-cash investing activities:
          Unrealized gain (loss) on
          marketable securities                            $    1,322   $ (18,933)
                                                      ===============  ==============

See notes to financial statements, which are an integral part of these financial statements

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)
--------------------------------------------------------------------------------


1     BASIS  OF  PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 8-K /A as filed with the Securities and Exchange Commission on or about August 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD  LOOKING  STATEMENTS

     The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the recent reverse merger transaction; Janel's plans to reduce costs (including the scope, timing, impact and effects thereof); potential annualized cost savings; plans for direct entry into the trucking and warehouse distribution business (including the scope, timing, impact and effects thereof); the company's ability to improve its cost structure; plans for opening additional domestic and foreign branch offices (including the scope, timing, impact and effects thereof); the sensitivity of demand for the company's services to domestic and global economic and political conditions; expected growth; future operating expenses; future margins; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans and financial results and any other statements which are not historical facts.

     When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company's ability to manage and continue its growth and implement its business strategy; the company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company's future financial and operating results, cash needs and demand for its services; and the company's ability to maintain and comply with permits and licenses; as well as other factors described in Janel's Form 8-K/A filed with the SEC on August 1, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

OVERVIEW

     The following discussion and analysis addresses the results of operations for the three months ended June 30, 2002, as compared to the results of operations for the three months ended June 30, 2001. The discussion and analysis then addresses the results of Janel's operations for the nine months ended June 30, 2002, as compared to the results of operations for the nine months ended June 30, 2001. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

RESULTS  OF  OPERATIONS

     Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers -customs brokerage services, warehousing and distribution services, and other value-added logistics services.

THREE  MONTHS  ENDED  JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     REVENUES. Total revenues for the third quarter of fiscal 2002 were $11,457,309 as compared to $11,979,609 for the same period of 2001, a year-over-year decrease of $522,300, or 4.4%. The lower level of revenues was primarily due to the general decline in international trade following the events of September 11, 2001.

     FORWARDING EXPENSE. Forwarding expenses are primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expenses also include any duties and/or trucking charges related to the shipments. For the third quarter of fiscal 2002, forwarding expenses decreased by $351,123, or 3.4%, to $10,103,182 as compared to $10,454,305 for the third quarter of fiscal 2001. The decline was consistent with the lower level of forwarding revenues year-over-year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses decreased $207,817, or 13.9%, to $1,283,417 in the third quarter of fiscal 2002 as compared to $1,491,234 in the third quarter of fiscal 2001. As a percentage of revenues, quarterly SG&A expense in third quarter of fiscal 2002 declined to 11.2% as compared to 12.4% in the prior year's comparable period. The year-over-year decline in SG&A primarily reflected the concurrent decrease in overall revenues.

     INCOME BEFORE TAXES. Primarily as a result of the proportionately greater declines in forwarding and SG&A expenses relative to the decline in revenues in the third quarter of fiscal 2002 as compared to the third quarter of 2001, Janel's income before taxes rose 159.7% to $66,912 in third quarter of fiscal 2002 as compared to $25,766 in the third quarter of fiscal 2001. Despite the marginal year-over-year decline in revenues, the pretax profit margin on net revenue (total revenues less forwarding expenses) increased by 325 basis points from 1.69% in third quarter of fiscal 2001 to 4.94% in third quarter of fiscal 2002.

     INCOME TAXES. The effective income tax rate in both the 2002 and 2001 periods reflects the U.S. federal statutory rate and applicable state income taxes.

     NET INCOME. Net income for the third quarter of fiscal 2002 were $43,412, an increase of 158.9% as compared to net income of $16,766 for the third quarter of fiscal 2001. This reflects an increase in Janel's net profit margin (net income as a percent of net revenues) of 211 basis points from 1.10% in the third quarter of fiscal 2001 to 3.21% in the third quarter of fiscal 2002.

NINE  MONTHS  ENDED  JUNE  30,  2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

     REVENUES. Total revenues for the nine months ended June 30, 2002, were $31,008,594, a decline of $4,780,372, or 13.4%, as compared to $35,788,966 for the first nine months of fiscal 2001. The decline in revenues in fiscal 2002 was primarily due to an industry wide slowdown in the wake of the events of September 11, 2001.

     FORWARDING EXPENSE. For the nine months ended June 30, 2002, forwarding expenses were $26,940,160. This represented a decrease of $4,416,764, or 14.1%, as compared to the $31,356,924 of forwarding expenses incurred for the nine months ended June 30, 2001. The percentage decline was essentially consistent with the decline in total forwarding revenues for the nine months ended June 30, 2002 as compared to 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine months ended June 30, 2002 and 2001, selling, general and administrative expenses were $3,953,251 and $4,309,262, respectively. This represents a year-over-year decline of $356,011, or 8.3%. The decrease in SG&A expense year-over-year from the respective nine months of fiscal 2001 primarily reflected lower sales commissions paid by Janel as a result of lower revenues. Because of the fixed component of such expenses, SG&A as a percentage of revenues increased to 12.7% for the nine months ended June 30, 2002 as compared to 12.0% of revenues for the nine months ended June 30, 2001.

     INCOME BEFORE TAXES. Despite the year-over-year decline in revenues, Janel's income before taxes rose 1.7% to $98,850 for the nine months ended June 30, 2002 as compared to $97,179 for the nine months ended June 30, 2001. Janel's pretax profit margin on net revenue (total revenues less forwarding expenses) increased by 24 basis points from 2.19% for the nine months ended June 30, 2001 to 2.43% in the nine months ended June 30, 2002.

     INCOME TAXES. The effective income tax rate in both the 2002 and 2001 periods reflects the U.S. federal statutory rate and applicable state income taxes.

     NET INCOME. Net income for the nine months ended June 30, 2002, were essentially flat at $64,350 as compared to $63,179 for the nine months ended June 30, 2001. Janel's net profit margin (net income as a percentage of net revenues) increased by15 basis points from 1.43% in the nine months ended June
30,  2001  to  1.58%  in  the  nine  months  ended  June  30,  2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the nine months ended June 30, 2002, Janel's primary requirements for working capital have been directly related to the funding of increased accounts receivable and prepaid expenses.

     At  June  30, 2002, cash decreased by $479,074 to $950,008, from $1,429,082 at September 30, 2001. For the nine months ended June 30, 2002, Janel's primary uses of cash for operating activities were to finance increases in its accounts receivable by $523,677 and in its prepaid expenses by $80,126, offset somewhat by an increase in accounts payable of $161,407. For financing activities, Janel used cash to repay long-term debt ($71,176) and bank borrowings ($25,000).

     Management believes anticipated cash flow from operations and availability under its line of credit are sufficient to meet its current working capital and operating needs. Through its third quarter of fiscal 2002, Janel repaid $71,176 of long-term debt (primarily capitalized lease obligations maturing by September 30, 2002) and $25,000 of bank borrowings. At June 30, 2002, Janel had $100,000 of available borrowings remaining under a line of credit with a bank pursuant to which it may borrow up to $400,000 bearing interest at prime plus one-half of one percent, which is collateralized by certificates of deposit.

REVERSE  MERGER  WITH  WINE  SYSTEMS  DESIGN,  INC.

     In June and July 2002, C and N Corp., a predecessor of the company, entered into and completed a reverse merger transaction with Wine Systems Design, Inc., formally changed the corporate name to Janel World Trade, Ltd. and became a public company traded on the Nasdaq Bulletin Board under the symbol "JLWT." As a result of the merger transaction and related amendments to the company's certificate of incorporation, Janel is authorized to issue up to 225,000,000 shares of common stock, $.001 par value each, of which 15,000,000 shares are currently issued and outstanding.

CURRENT  OUTLOOK

     Janel is primarily engaged in the business of providing full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers -customs brokerage services, warehousing and distribution services, and other value-added logistics services. Its results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel's various current and prospective customers. Historically, the company's quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces.

     Based upon the results for the nine months ended June 30, 2002, and its current expectations for the fourth quarter, Janel projects that gross revenues for its fiscal year ending September 30, 2002 will be approximately $42-44 million, a slight decline from fiscal 2001.

     Janel has developed a business plan and a strategy to grow its revenues and profitability through its fiscal year ending September 30, 2003. The company's strategy includes plans to: open additional branch offices both domestically and in Southeast Asia; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; begin work within the next six months on a substantial telecom transportation project to Southeast Asia for which Janel has been designated as the exclusive freight forwarder; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Assuming successful execution of substantial elements of its growth strategy, the company projects that gross revenues for fiscal 2003 (which may approximate $80 million) will be significantly greater than projected gross revenues for fiscal 2002.


                           PART II - OTHER INFORMATION

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On July 22, 2002, James N. Jannello, Janel's executive vice president and chief executive officer, and Stephen P. Cesarski, the president and chief operating officer, who are shareholders representing 73.3% of all of the issued and outstanding shares of Janel common stock, signed a written consent to the adoption of a resolution electing James N. Jannello, Stephen P. Cesarski and William J. Lally as the board of directors of Janel to serve until the next annual meeting of shareholders or until their successors are elected and qualify.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits  required  by  item  601  of  Regulation  S-K.

          Exhibit
          Number               Description  of  Exhibit
         ----------          ----------------------------

           99.1 Officers' certification pursuant to the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed. However, Janel filed a Form 8-K report on July 18, 2002 reporting information in Item 1, Item 2, Item 5, Item 6 and
Item 7, and a Form 8-K/A report on August 1, 2002 reporting information in Item 4, Item 5, Item 6, Item 7 and Item 8, which also included audited consolidated financial statements for the fiscal years ended September 30, 2001, 2000 and 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August  14,  2002

                                    JANEL  WORLD  TRADE,  LTD.


                                    By:  /s/  James  N.  Jannello
                                         -------------------------
                                         James  N.  Jannello
                                         Chief  Executive  Officer