Form 10-K
period 2002-09-30
JANEL WORLD TRADE LTD
filed 2002-12-30
CIK 1133062

                           SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from:

                          Commission File No. 333-60608

                             JANEL WORLD TRADE, LTD.
                 (Name of small business issuer in its charter)


                   Nevada                               86-1005291
     (State  of  other  jurisdiction  of     (IRS  Employer  Identification No.)
     Incorporation  or  organization)


          150-14  132nd  Avenue,  Jamaica,  NY            11434
     (Address  of  principal  executive  offices)      (Zip  Code)


Issuer's  telephone  number,  including  area  code:     (718)  527-3800


Securities  issued  pursuant  to  Section  12(b)  of  the  Act:

                                                     Name of exchange on
                           Title  of  each  class     which registered
                           ----------------------     ----------------
                                  None                    None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  [     ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $ 1,437,900 (last sale as of 12/30/02).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

16,843,000

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

                                     PART 1

ITEM  1.          DESCRIPTION  OF  BUSINESS

   GENERAL  DEVELOPMENT  OF  BUSINESS

     Janel World Trade, Ltd. has its executive offices at 150-14 132nd Avenue, Jamaica, NY 11434, tel. (718) 527-3800, adjacent to the John F. Kennedy International Airport. The company and its predecessors have been in business since 1974 as a logistics services provider for importers and exporters worldwide. It is primarily engaged, through its wholly owned subsidiaries, in full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, and warehousing and distribution services.

     In addition to its traditional freight forwarding and customs brokerage activities, Janel offers various related, value-added logistics services, such as freight consolidation, insurance, a direct client computer access interface, logistics planning, landed-cost calculations, in-house computer tracking, product repackaging, online shipment tracking and electronic billing. The value-added services and systems are intended to help its customers streamline operations, reduce inventories, increase the speed and reliability of worldwide deliveries and improve the overall management and efficiency of the customer's supply-chain activities.

     Janel conducts its business through a network of company-operated facilities and independent agent relationships in most trading countries. During fiscal 2002 (Janel's fiscal year ends September 30), the company handled approximately 25,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenues of approximately $44.7 million in 2002, $46.6 million in 2001 and $53.1 million in 2000. In 2002, approximately 60% of revenues related to import activities, 10% to export, 20% to break-bulk and forwarding and 10% to warehousing, distribution and trucking. By market, the company's revenues in fiscal 2002 derived from three principal industries: consumer wearing apparel/textiles - approximately 30-35%; machines/ machine parts - approximately 30-35%; and household appliances - approximately 15%.

   HISTORY

    Janel commenced business in 1974 as Janel International Forwarding Company, Inc., a New York corporation. In 1976, the "Janel Group" was established in New York City as a company primarily focused on quality import customs brokerage and related transportation services. Janel's initial customer base consisted of importers and exporters of machines and machine parts, principally through what was then West Germany. Shortly thereafter, the company began expanding its business scope into project transportation and high-value general cargo forwarding. In 1979, Janel expanded to the Midwest and West Coast, opening branches in Chicago and Los Angeles, respectively. Additional locations were opened in Atlanta (1995) and Miami (franchise agent) (1997). In 1980, C and N Corp. was organized as a Delaware corporation to be the corporate parent of the various Janel Group operating subsidiaries.

     In 1990, Janel agreed to the use of its name by a Bangkok, Thailand office to facilitate business operations during 1990 and 1992 in which it serviced a United States cellular communications carrier. In 1997, Janel designed and manufactured (through a subcontractor) electronic switching equipment shelters, which it sold to the carrier together with consulting services on transportation logistics and coordination for construction of cellular telephone sites in Thailand.

     In 2000, the Janel opened the office in Shanghai, China, followed by the opening of the Hong Kong office in 2001.

     In June and July 2002, the corporate parent, C and N Corp., entered into and completed a reverse merger transaction with Wine Systems Design, Inc. in which it formally changed its state of incorporation from Delaware to Nevada, changed its corporate name to Janel World Trade, Ltd. and became a public company traded on the Nasdaq Bulletin Board under the symbol "JLWT."

     The  company  operates  out  of five leased locations in the United States:
Jamaica, New York (headquarters); Lynbrook, New York (accounting); Elk Grove Village (Chicago, Illinois); Forest Park (Atlanta, Georgia); and Inglewood (Los Angeles, California). Each Janel office is managed independently, with each manager having over 20 years experience with the company. Janel Shanghai and Janel Hong Kong operate as independently owned franchises within the company's network. Janel's president, Stephen P. Cesarski, and its executive vice president, James N. Jannello, each personally own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. Janel Miami (Florida) and Janel Bangkok (Thailand) operate only as franchises under the Janel name, but are not otherwise affiliated with the company's corporate network. Mr. Jannello, Janel's executive vice president, owns 50% of the Janel Miami office.

   FREIGHT  FORWARDING  AND  RELATED  SERVICES

     As a cargo freight forwarder, Janel procures shipments from its customers, consolidates shipments bound for a particular destination from a common place of origin, determines the routing over which the consolidated shipment will move, selects a carrier (air, ocean, land) serving that route on the basis of departure time, available cargo capacity and rate, and books the consolidated shipment for transportation with the selected carrier. In addition, Janel prepares all required shipping documents, delivers the shipment to the transporting carrier and, in many cases, arranges for clearance of the various components of the shipment through customs at the final destination. If so requested by its customers, Janel will also arrange for delivery of the individual components of the consolidated shipment from the arrival terminal to their intended consignees.

     As a result of its consolidation of customer shipments and its ongoing volume relationships with numerous carriers, a freight forwarder is usually able to obtain lower rates from such carriers than its customers could obtain directly. Accordingly, a forwarder is generally able to offer its customers a lower rate than would otherwise be available directly to the customer, providing the forwarder with its profit opportunity as an intermediary between the carrier and end-customer. The forwarder's gross profit is represented by the difference between the rate it is charged by the carrier and the rate it, in turn, charges its customer.

     In fulfilling its intermediary role, the forwarder can draw upon the transportation assets and capabilities of any individual carrier or combination thereof comprised of airlines and/or air cargo carriers, ocean shipping carriers and land-based carriers, such as trucking companies. Janel solicits freight from its customers to fill containers, charging rates lower than the rates that would be offered directly to its customers for similar type shipments.

   CUSTOMS  BROKERAGE  SERVICES

     As part of its integrated logistics services, Janel provides customs brokerage clearance services in the United States and in most foreign countries. These services typically entail the preparation and assembly of required documentation in many instances (Janel provides in-house translation services into Chinese, Spanish or Italian), the advancement of customs duties on behalf of importers, and the arrangement for the delivery of goods after the customs clearance process is completed. Additionally, other services may be provided such as the procurement and placement of surety bonds on behalf of importers and the arrangement of bonded warehouse services, which allow importers to store goods while deferring payment of customs duties until the goods are delivered.

     Janel has over 25 years of experience clearing a wide range of goods through U.S. Customs, from automobiles to heavy machinery to textiles. The company currently has eight fully licensed customs house brokers on staff. Janel is fully certified with U.S. Customs for both ABI and AES transmissions. The company has established an active "correspondent Customs House Broker Network" of individuals specially chosen for their ability to service customers throughout those locations in the United States where Janel does not have its own branch office. In addition, the company regularly works with a group of proven independent attorneys, whose specialization in transportation and U.S. Customs law and classifications has resulted in substantial savings to customers.

   OTHER  LOGISTICS  SERVICES

     In addition to providing air, ocean and land freight forwarding and customs brokerage services, Janel provides its import and export customers with an array of fully integrated global logistics services. These logistics services include warehousing and distribution services, door-to-door freight pickup and delivery, cargo consolidation and de-consolidation, project cargo management, insurance, direct client computer access interface, logistics planning, landed-cost calculations, duty-drawback (recovery of previously paid duties when goods are re-exported), in-house computer tracking, product repackaging, domestic pickup and forwarding, "hazmat" certifications for hazardous cargoes, letters of credit, language translation services, online shipment tracking and electronic billing.

   INFORMATION  SYSTEMS

     In May 2000, Janel upgraded its information system hardware to an IBM AS 400 system that is utilized by all of its offices in the United States. The company's information technology capabilities also include DCS/HBU Logistics software, a T-1 online national network and a nationwide in-house e-mail network. These systems enable Janel to perform in-house computer tracking and to offer to its customers landed-cost calculations and online Internet information availability via the company's websites relative to the tracking and tracing of customer shipments.

CUSTOMERS,  SALES  AND  MARKETING

     While Janel's customer base represents a multitude of diverse industry groups, the bulk of the company's shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During 2002, the company shipped goods and provided logistics services for approximately 700 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the company's franchise or agent relationships. The company's five largest accounts are: The Conair Corporation, Depa International, FAG Bearings Corporation, Ralph Lauren Childrenswear and Heidelberg USA.

     James N. Jannello and Stephen P. Cesarski are principally responsible for the marketing of the company's services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

   EMPLOYEES

     As of September 30, 2002, Janel employed 55 people; 30 in its Jamaica, New York headquarters; five in Lynbrook, New York; seven in Elk Grove Village, Illinois; five in Forest Park, Georgia; and eight in Inglewood, California. Approximately 40 of the Company's employees are engaged principally in operations, 11 in finance and administration and four in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

To retain the services of highly qualified, experienced and motivated employees, Janel management emphasizes an incentive compensation program and adopted a stock option plan in December 2002.

   COMPETITION

     Competition within the freight forwarding industry is intense, characterized by low economic barriers to entry resulting in a large number of highly fragmented participants around the world. Janel competes for customers on the basis of its services and capabilities against other providers ranging from multinational, multi-billion dollar firms with hundreds of offices worldwide to regional and local freight forwarders to "mom-and-pop" businesses with only one or a few customers.

   CURRENCY  RISKS

     The nature of Janel's operations requires it to deal with currencies other than the U.S. Dollar. This results in the company being exposed to the inherent risks of international currency markets and governmental interference. A number of countries where Janel maintains offices or agent relationships have currency control regulations that influence its ability to hedge foreign currency exposure. The company tries to compensate for these exposures by accelerating international currency settlements among those offices or agents.

   SEASONALITY

     Historically, Janel's quarterly operating results have been subject to seasonal trends. The fiscal first quarter has traditionally been the weakest and the fiscal third and fourth quarters have traditionally been the strongest. This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and other similar and subtle forces. This historical seasonality has also been influenced by the growth and diversification of Janel's international network and service offerings. The company cannot accurately forecast many of these factors, nor can it estimate the relative impact of any particular factor and, as a result, there is no assurance that historical patterns will continue in the future.

     A significant portion of Janel's revenues are derived from customers in industries with shipping patterns closely tied to consumer demand and from customers with shipping patterns dependent upon just-in-time production schedules. Therefore, the timing of Janel's revenues are, to a large degree, affected by factors beyond the company's control, such as shifting consumer demand for retail goods and manufacturing production delays. Many of Janel's customers may ship a significant portion of their goods at or near the end of a quarter and the company may not learn of a resulting shortfall in revenues until late in a quarter.

   ENVIRONMENTAL  ISSUES

     In the United States, Janel is subject to federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which Janel operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues and the company cannot predict what impact future environmental regulations may have on its business. Janel does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

   REGULATION

     With respect to Janel's activities in the air transportation industry in the United States, it is subject to regulation by the Department of Transportation as an indirect air carrier. The company's overseas offices and agents are licensed as freight forwarders in their respective countries of operation. Janel is licensed in each of its offices as a freight forwarder by the International Air Transport Association. IATA is a voluntary association of airlines which prescribes certain operating procedures for freight forwarders acting as agents of its members. The majority of the company's freight forwarding businesses is conducted with airlines that are IATA members.

     Janel is licensed as a customs broker by the Customs Service of the Department of Treasury in each U.S. Customs district in which it does business. All U.S. Customs Brokers are required to maintain prescribed records and are subject to periodic audits by the Customs Service. In other jurisdictions in which Janel performs clearance services, it is licensed by the appropriate governmental authority.

     Janel is registered as an Ocean Transportation Intermediary and licensed as a NVOCC carrier (non-vessel operating common carrier) by the Federal Maritime Commission. The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements.

     Janel does not believe that current U.S. and foreign governmental regulations impose significant economic restraint on its business operations.

   CARGO  LIABILITY

     When acting as an airfreight consolidator, Janel assumes a carrier's liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value ($9.07 per pound unless the customer declares a higher value and pays a surcharge), excepted for loss or damages caused by willful misconduct in the absence of an appropriate airway bill. The airline which the company utilizes to make the actual shipment is generally liable to Janel in the same manner and to the same extent. When acting solely as the agent of an airline or shipper, Janel does not assume any contractual liability for loss or damage to shipments tendered to the airline.

     When acting as an ocean freight consolidator, Janel assumes a carrier's liability for lost or damaged shipments. This liability is strictly limited by contract to the lower of a transaction value or the released value ($500 for package or customary freight unit unless the customer declares a higher value and pays a surcharge). The steamship line which Janel utilizes to make the actual shipment is generally liable to the company in the same manner and to the same extent. In its ocean freight forwarding and customs clearance operations, Janel does not assume cargo liability.

     When providing warehouse and distribution services, Janel limits its legal liability by contract to an amount generally equal to the lower of fair value or $.50 per pound with a maximum of $50 per "lot," defined as the smallest unit that the warehouse is required to track. Upon payment of a surcharge for warehouse and distribution services, Janel would assume additional liability. The company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. Janel also maintains insurance coverage for the property of others stored in company warehouse facilities.

RISK  FACTORS

1.   We  May  Not  Be  Successful  in  Growing  Either  Internally  or  Through
Acquisitions.

     Our growth strategy primarily focuses on internal growth in domestic and international freight forwarding, local pick up and delivery, customs brokerage and, to a lesser extent, on acquisitions. Our ability to grow will depend on a number of factors, including:

          -    existing  and  emerging  competition;
          - ability to operate profitably in the face of competitive pressures;
          - the recruitment, training and retention of operating and management employees;
          -    the  strength  of  demand  for  our  services;
          -    the  availability  of  capital  to  support  our  growth;  and
          - the ability to identify, negotiate and fund acquisitions when appropriate.

2.   Acquisitions  Involve  Risks,  Including  Those  Relating  to:

         - the integration of acquired businesses, including different information systems;

          -    the  retention  of  prior  levels  of  business;
          -    the  retention  of  employees;
          -    the  diversion  of  management  attention;
          - the write-offs resulting from impairment of acquired intangible assets; and
          -    unexpected  liabilities.

     We cannot assure that we will be successful in implementing any of our business strategies or plans for future growth.

3. Events Affecting the Volume of International Trade and International Operations Could Adversely Affect Our International Operations.

     Our international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as our international operations, are influenced by many factors, including:

          - economic and political conditions in the United States and abroad;
          - major work stoppages, such as the recent West Coast work stoppage;
          -    exchange  controls,  currency  conversion  and  fluctuations;
          -    wars,  other  armed  conflicts  and  terrorism;  and
          - United States and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

     Trade-related events beyond our control, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on our international operations. Our operations also depend on the availability of independent carriers that provide cargo space for international operations.

4. Our Business Has Been and Could Continue to Be Adversely Affected by Negative Conditions in the United States Economy or the Industries of Our Principal Customers.

     Demand for our services has been adversely affected by negative conditions in the United States economy or the industries of our customers. A substantial number of our principal customers are in the household products, garments, industrial equipment, telecommunications and related industries, and their business has been adversely affected, particularly during the past year. These customers collectively account for a substantial percentage of our revenues. Continued adverse conditions or worsening conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in the shipment volume and business levels of our customers. Either of these events could negatively affect our financial results. Adverse economic conditions outside the United States can also have an adverse effect on our customers and our business. We expect that demand for our services, and consequently our results of operations, will be sensitive to domestic and global economic conditions and other factors beyond our control.

5. The Terrorist Attacks on September 11, 2001, Have Created Economic, Political and Regulatory Uncertainties, Some of Which May Materially Harm Our Business and Prospects and Our Ability to Conduct Business in the Ordinary Course.

     The terrorist attacks that took place in the United States on September 11, 2001, have adversely affected many businesses, including our business. The national and global responses to these terrorist attacks, many of which are still being formulated, may materially adversely affect us in ways we cannot currently predict. Some of the possible future effects include reduced business activity by our customers, increased shipping costs, changes in security measures or regulatory requirements for air and other travel and reductions in available commercial flights that may make it more difficult for us to arrange for the transport of our customers' freight and increased credit and business risk for customers in industries that were severely affected by the attacks.

6. Our Ability to Serve Our Customers Depends on the Availability of Cargo Space from Third Parties.

     Our ability to serve our customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that we use. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular transportation lanes at particular times. This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond our control. Our future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines or ocean carriers for cargo space.

7.   We  May  Lose  Business  to  Competitors.

     Competition within the freight industry is intense. We compete in North America primarily with fully integrated carriers, including much larger and well-financed national companies and smaller freight forwarders. Internationally, we compete primarily with the major European-based freight forwarders. We expect to encounter continued competition from those forwarders that have a predominantly international focus and have established international networks, including those based in the United States and Europe. We also expect to continue to encounter competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. As a customs broker and ocean freight forwarder, we encounter strong competition in every port in which we do business, often competing with large domestic and foreign firms as well as local and regional firms. Our inability to compete successfully in our industry could cause us to lose customers or lower the volume of our shipments.

8. Our Success Depends on the Efforts of Our Founder and Other Key Managers and Personnel.

     Our founder, James N. Jannello, continues to serve as Executive Vice President and Chief Executive Officer, and Stephen P. Cesarski continues to serve as President and Chief Operating Officer. We believe that our success is highly dependent on the continuing efforts of Mr. Jannello and the other executive officers and key employees, as well as our ability to attract and retain other skilled managers and personnel. None of our officers or key employees are subject to employment contracts. The loss of the services of any of our key personnel could have a material adverse effect on us.

9.   Janel's  Officers  and  Directors  Control  the  Company.

     The officers and directors of the company control the vote of approximately 72% of the outstanding shares of common stock. The company's stock option plan provides 1,600,000 shares of common stock regarding which options may be granted to key employees of the company. As a result, the officers and directors of the company control the election of the company's directors and will have the ability to control the affairs of the company. Furthermore, they will, by virtue of their control of a large majority of the voting shares, have controlling influence over, among other things, the ability to amend the company's Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the company, including the acceptance or rejection of any proposals relating to a merger of the company or an acquisition of the company by another entity.

10. Failure to Comply with Governmental Permit and Licensing Requirements Could Result in Fines or Revocation of Our Operating Authorities, and Changes in These Requirements Could Adversely Affect Us.

     Our operations are subject to various state, local, federal and foreign regulations that in many instances require permits and licenses. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating authorities. Moreover, government deregulation efforts, "modernization" of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect us.

11.   Our  Stock  Price  Is  Subject  to  Volatility.

     Our common stock trades on the OTC Bulletin Board under the symbol "JLWT." The market price of shares of our common stock has been subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

12.   We  Have  No  Assurance  of  a  Continued  Public  Trading  Market.

     Janel's common stock is quoted in the over-the-counter market on the OTC Bulletin Board and is subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account. As a result, characterization as a "penny stock" can adversely affect the market liquidity for the securities.

13.  We  Have  No  History  of  Paying  Dividends.

     Janel has not paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM  2.          PROPERTIES

     Janel leases all of its office facilities. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2010, and an annual base rent of $132,300 through January 31, 2005, and $145,500 thereafter. Its administrative office in Lynbrook, New York is approximately 1,125 square feet and is occupied on a month -to- month basis at a monthly rent of $1,852. Janel's Illinois office occupies approximately 2,063 square feet with an additional 800 square feet of warehouse space under a lease which expires June 30, 2003, with an annual rent of $38,370. Janel's Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires in August 2003 with an annual rent of $27,684. Janel's Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires in June 2007 with an annual rent of $61,380.

ITEM  3.          LEGAL  PROCEEDINGS

     Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the company's financial position or results of operations.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On July 22, 2002, shareholders of Janel representing 73.3% of all of the issued and outstanding shares of common stock entitled to vote in a meeting of shareholders executed a written consent electing James N. Jannello, Stephen P. Cesarski and William J. Lally as Janel's board of directors.

ITEM  5.          MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid prices for the company's common stock as reported on the OTC Bulletin Board for the periods indicated. Quotations do not necessarily represent actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal  2001           High  Bid     Low  Bid
------------           ---------     --------
First  Quarter             -             -
Second  Quarter            -             -
Third  Quarter             -             -
Fourth  Quarter            -             -

Fiscal  2002           High  Bid     Low  Bid
------------           ---------     --------
First  Quarter             -             -
Second  Quarter            -             -
Third  Quarter           $.05          $.01
Fourth  Quarter         $2.25          $.05

     At December 26, 2002, the company had 60 holders of record and approximately 250 beneficial holders of its shares of common stock. On December 26, 2002, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $.25 per share.

     Securities which were issued or sold by the Registrant within the past three years and which were not registered under the Securities Act of 1933 (the "Securities Act"), are as follows:

     On July 22, 2002, Janel's Board of Directors authorized the sale and issuance of up to ,803,000 shares of restricted common stock for a purchase price of $.01 per share to a list of 43 employees and five consultants as an incentive for performance. A total of 1,801,000 shares were purchased for an aggregate cash consideration of $18,010, all of which was applied to the company's general working capital.

     On October 28, 2002, Janel's Board of Directors approved an agreement for the sale and issuance of 42,000 shares of restricted common stock to the company's attorneys in consideration for a reduction of $15,609 of outstanding legal fees and costs to $7,800, which was satisfied by the issuance and delivery of the shares.

     Exemption from registration under the Securities Act is claimed for the sales of common stock referred to above in reliance upon the exemption afforded by Section 4(2) of the Securities Act for transactions not involving a public offering. Each certificate evidencing such shares of common stock bears an appropriate restrictive legend, and "stop transfer" orders are maintained on the company's stock transfer records with respect to each of the holders of that common stock. None of the sales involved participation by an underwriter or a broker-dealer.

ITEM  6.          SELECTED  FINANCIAL  DATA

                                                        YEAR  ENDED  SEPTEMBER  30,
                                               2002         2001          2000         1999
                                           ------------  -----------  ------------  -----------
Freight Forwarding Revenues                $44,848,442   $46,650,094  $53,160,777   $46,862,628
                                           ------------  -----------  ------------  -----------

Net Income (Loss)                            ($118,783)  $    38,966    ($130,647)  $    12,632
                                           ------------  -----------  ------------  -----------

Net Income (Loss) per Common Share         $   (0.0077)          N/A          N/A           N/A
                                           ------------  -----------  ------------  -----------

Total Assets                               $ 4,726,296   $ 4,732,370  $ 5,038,883   $ 5,095,406
                                           ------------  -----------  ------------  -----------

Long-Term Obligations                      $    78,568   $   153,619  $   212,343   $   260,493
                                           ------------  -----------  ------------  -----------

Cash Dividends Declared per Common Share           N/A          N/A           N/A           N/A
                                           ------------  -----------  ------------  -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FORWARD-LOOKING  STATEMENTS

     The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the company's reverse merger transaction; Janel's plans to reduce costs (including the scope, timing, impact and effects thereof); potential annualized cost savings; plans for direct entry into the trucking and warehouse distribution business (including the scope, timing, impact and effects thereof); the company's ability to improve its cost structure; plans for opening additional domestic and foreign branch offices (including the scope, timing, impact and effects thereof); the sensitivity of demand for the company's services to domestic and global economic and political conditions; expected growth; future operating expenses; future margins; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

     When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company's ability to manage and continue its growth and implement its business strategy; the company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company's future financial and operating results, cash needs and demand for its services; and the company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

   OVERVIEW

     Janel operates its business as a single segment primarily comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

     The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2002, as compared to the results of operations for the fiscal year ended September 30, 2001. The discussion and analysis then addresses the results of Janel's operations for the fiscal year ended September 30, 2001, as compared to the results of operations for the fiscal year ended September 30, 2000. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

   RESULTS OF OPERATIONS - FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

     Revenues.

     Total revenues for fiscal 2002 were $44,858,477 as compared to $46,689,337 for fiscal 2001, a year-over-year decrease of $(1,830,860), or (3.9)%. The lower level of revenues was primarily due to the general decline in international trade over the course of the year following the events of September 11, 2001. Forwarding Expense.

     Forward Expense.

     Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2002, forwarding expense decreased by $1,717,066, or 4.2%, to $39,025,117 as compared to $40,742,183 for fiscal year 2001. The decline was consistent with the lower level of forwarding revenues year-over-year. Selling, General and Administrative Expense.

     Selling, General and Administrative Expense.

     Selling, general and administrative expense decreased $274,800, or 4.7%, to $5,571,584 in fiscal 2002 as compared to $5,846,384 in fiscal 2001. As a percentage of revenues, SG&A expense in fiscal 2002 at 12.42% remained essentially flat as compared to the prior year.

     Income  from  Operations.

     Primarily as a result of the proportionately greater percentage declines in forwarding and SG&A expenses relative to the percentage decline in revenues in fiscal 2002 as compared to fiscal 2001, Janel's income from operations rose $174,051, or 261.1%, to $240,717 in fiscal 2002 as compared to $66,666 in fiscal
2001. Despite the year-over-year decline in revenues, the operating income margin (i.e., based on income before taxes and impairment loss) on net revenue (total revenues less forwarding expenses) increased by 301 basis points from 1.12% in fiscal 2001 to 4.13% in fiscal 2002.

     Impairment  Loss.

     In the fourth quarter of fiscal 2002, Janel booked a nonrecurring, noncash charge of $250,000 for an impairment loss related to the company's reverse merger transaction with Wine Systems Design, Inc. ("WSD"), completed on July 26, 2002, and through which Janel World Trade, Ltd. became a publicly traded company. Under the terms of the transaction, 4,000,000 shares of Janel common stock were assigned a value of $250,000 representing the estimated fair value of the WSD public shell. This amount, which represented the cost of the acquisition over the fair value of net assets acquired, was attributed to goodwill. The goodwill was subsequently reviewed for impairment and was written off.

     Income  (Loss)  Before  Income  Taxes.

     Primarily as a result of the nonrecurring charge for impairment loss of $250,000, the company reported a loss before income taxes of $(9,283) in fiscal 2002 as compared to income before income taxes of $66,666 in fiscal 2001. Excluding the effect of the impairment loss, Janel's income before taxes in fiscal 2002 would have been the same as its income from operations, i.e., $240,717, an increase of $174,051 or 261.1% as compared to income before taxes reported in fiscal 2001.

     Income  Taxes.

     The effective income tax rate in both the fiscal 2002 and fiscal 2001 years reflects the U.S. federal statutory rate and applicable state income taxes. The charge for impairment loss was non-tax deductible and, therefore, did not affect the company's provision for income taxes.

     Net  Income  (Loss).

     For fiscal 2002, Janel reported a net loss of $(118,783), a decrease of $(157,749) as compared to reported net income of $38,966 in fiscal 2001. However, excluding the effect of the charge for impairment loss, the company's net income for fiscal 2002 would have been $131,217, an increase of $92,251 or 236.7% as compared to fiscal 2001. On the same basis, Janel's net profit margin (net income as a percent of net revenues) would have increased by 159 basis points from 0.66% in fiscal 2001 to 2.25% in fiscal 2002.

   RESULTS OF OPERATIONS - FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

     Revenues.

     Total revenues for fiscal 2001 were $46,689,337 as compared to $53,184,688 for fiscal 2000, a year-over-year decrease of $(6,495,351), or (12.2)%. The lower level of revenues was primarily due to the winding down and cessation in late 2000 of a contract under which Janel had supplied tower and container equipment and associated services to a telecom-related customer in Southeast Asia.

     Forwarding  Expense.

     For fiscal year 2001, forwarding expense decreased by $6,278,073, or 13.4%, to $40,742,183 as compared to $47,020,256 for fiscal year 2000. The decline was consistent with the lower level of forwarding revenues year-over-year.

     Selling,  General  and  Administrative  Expense.

     Selling, general and administrative expenses decreased $384,828, or 6.2%, to $5,846,384 in fiscal 2001 as compared to $6,231,212 in fiscal 2000.
Primarily due to the relatively fixed nature of year-over-year expenses associated with SG&A, when compared to the lower base of revenues in fiscal 2001, SG&A expense as a percentage of revenues in fiscal 2001 increased to 12.52% as compared to 11.72% in fiscal 2000.

     Income  (Loss)  Before  Income  Taxes.

     Primarily as a result of the proportionately greater percentage decline in forwarding expense relative to the percentage decline in revenues in fiscal 2001 as compared to fiscal 2000, the company reported income before income taxes of $66,666 in fiscal 2001 as compared to a loss before income taxes of $(102,847) in fiscal 2000. For fiscal 2001, the pretax income margin on net revenue (total revenues less forwarding expenses) was 1.12% in fiscal 2001 versus a corresponding pretax income margin that was negative in fiscal 2000.

     Income  Taxes.

     The effective income tax rate in both the fiscal 2001 and fiscal 2000 years reflects the U.S. federal statutory rate and applicable state income taxes.

     Net  Income  (Loss).

     For fiscal 2001, Janel reported a net income of $38,966, an increase of $169,613 as compared to reported net loss of $(130,647) in fiscal 2000. The company's net profit margin was 0.66% in fiscal 2001 versus a negative margin in fiscal 2000 based on the net loss reported for the year.

 LIQUIDITY  AND  CAPITAL  RESOURCES
------------------------------------

     Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the 12 months ended September 30, 2002, Janel's primary requirements for working capital have been directly related to the funding of increased accounts receivable.

     At September 30, 2002, cash decreased by $230,141 to $1,198,941 from $1,429,082 at September 30, 2001. For the 12 months ended September 30, 2002, Janel's primary use of cash in operating activities was to finance an increase in its accounts receivable by $321,037, partially offset by an increase in accounts payable and accrued expenses of $36,462. For financing activities, Janel used cash to repay long-term debt of $99,608 (primarily capitalized lease obligations maturing by September 30, 2002) and bank borrowings of $25,000.

     At September 30, 2002, Janel had $100,000 of available borrowings remaining under a line of credit with a bank pursuant to which it may borrow up to $400,000 bearing interest at prime plus one-half of one percent, which is collateralized by certificates of deposit. Management believes anticipated cash flow from operations and availability under a line of credit are sufficient to meet the working capital and operating needs of its currently existing sources of business. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2003 and beyond, which encompasses a number of potential elements, as detailed below under "Current Outlook." To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional capital funding estimated at up to

$6,500,000 during that period. There is no guarantee either that such additional capital as necessary to execute the company's business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

 REVERSE  MERGER  WITH  WINE  SYSTEMS  DESIGN,  INC.
------------------------------------------------------

     In June and July 2002, C and N Corp., a predecessor of the company, entered into and completed a reverse merger transaction with Wine Systems Design, Inc., formally changed the corporate name to Janel World Trade, Ltd. and became a public company traded on the OTC Bulletin Board under the symbol "JLWT." As a result of the merger transaction and related amendments to the company's certificate of incorporation, Janel is authorized to issue up to 225,000,000 shares of common stock, $.001 par value each, of which 16,843,000 shares are currently issued and outstanding.

CURRENT  OUTLOOK

     Janel is primarily engaged in the business of providing full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services. Its results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel's various current and prospective customers. Historically, the company's quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces.

     Based upon the results for the fiscal year ended September 30, 2002, and its current operations, Janel projects that gross revenues from its currently existing accounts and businesses for its fiscal year ending September 30, 2003 will grow by approximately 9-14% to approximately $50 million.

     In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenues and profitability for fiscal 2003 and beyond through other avenues. The company's strategy for growth includes plans to: introduce additional revenue streams for its existing headquarters and branch locations; open additional branch offices both domestically and in Southeast Asia; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; increase its level of work over the year on a substantial telecom transportation project to Southeast Asia for which Janel has been designated as the exclusive freight forwarder; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Assuming successful execution of substantial elements of these growth strategies, the company projects that gross revenues for fiscal 2003 (which may approximate $80 million) could be significantly greater than its gross revenues for fiscal 2002, and that profitability should exceed Janel's fiscal 2002 results, as well.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The financial statements and supplementary data required by this Item 8 are included in the company's Consolidated Financial Statements listed in Item 15(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 26, 2002, Janel's Board of Directors accepted the resignation of Michael L. Stuck, CPA, P.C. as the company's independent certifying accountant and confirmed the appointment of Paritz & Company, P.A. as its independent certifying accountant to audit its financial statements for the year ended September 30, 2002, as well as for the years ended September 30, 2001, 2000 and 1999.

     The decision to change independent auditors was the result of the merger transaction (which is discussed in the company's Form 8-K Report dated July 16, 2002 and filed July 18, 2002) whereby Janel was acquired by Wine Systems Design, Inc. The independent certifying accountant of Wine Systems Design, Inc. had been Michael L. Stuck, CPA, P.C. The merger resulted in the business of Janel becoming the business of the company and the officers and directors of Janel becoming the officers and directors of the company. Paritz & Company, P.A. has been the independent certifying accountant of the corporate predecessor of Janel for many years and was therefore familiar with its financial books and records and accounting principles.

     Janel believes, and has been advised by Michael L. Stuck, CPA, P.C. that it concurs in such belief, that (a) the company and Michael L. Stuck, CPA, P.C. did not have any disagreement on a matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period ended June 30, 2001 and through the date of that firm's resignation within the meaning of Item 304(a)(1)(iv)(A) of Regulation S-K promulgated under the Securities Exchange Act of 1934, and (b) there were no events of the kind set forth in Item 304(a)(1)(v)(A) of Regulation S-K.

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The  executive  officers  and  directors  of the Registrant are as follows:

Name                           Age     Position
----                           ---     --------

                                       President,  Chief  Operating
Stephen  P.  Cesarski           57     Officer  and  Director

                                       Executive  Vice  President,
James  N. Jannello              58     Chief Executive Officer and Director

William  J.  Lally              49     Director

Ruth  Werra                     61     Secretary

Linda  Bieler                   41     Controller  and  Chief  Financial
                                       and Accounting  Officer

     Stephen P. Cesarski has been the President and a director of Janel since 1978. Mr. Cesarski is the Chief Operating Officer and is principally engaged in sales and marketing and also manages the export side of the company's business.

     James N. Jannello is the Executive Vice President and has been the Chief Executive Officer of Janel since it was founded in 1974. Mr. Jannello's principal function is the overseeing of all of the company's operations, management of the import side of the business and the setting of billing rates and charges, and the maintenance of relationships with overseas agents worldwide. Mr. Jannello is a licensed Customs House Broker.

     William J. Lally was initially employed by Janel in New York City in 1975 and moved to Chicago, Illinois in 1979, where he is the President of the Janel Group of Illinois, Inc. Mr. Lally became a director of the company in July 2002.

     Ruth Werra has been the Secretary of Janel since 1994 and has been employed by the company since 1975. She is the office manager of the New York executive office and oversees the maintenance of Janel's corporate records. Mrs. Werra also oversees the entry and clearance of all personal effects shipments handled by the New York office.

     Linda Bieler has been the Controller of Janel since 1994. She is the Chief Financial and Accounting Officer and oversees accounting operations for all branches, and manages its information systems and generation of its reports.

     Directors hold office until the next annual meeting of shareholders and thereafter until their successors have been duly elected and qualified. The executive officers are elected by the Board of Directors on an annual basis and serve under the direction of the board. Executive officers devote all of their business time to the company's affairs.

     Janel's Board of Directors does not yet include any "independent" directors, and the company does not have a separate Audit Committee or a Compensation Committee.

ITEM  11.     EXECUTIVE  COMPENSATION

   SUMMARY  COMPENSATION  TABLE

     The following table sets forth, for the fiscal years ended September 30, 2000, 2001 and 2002, the cash compensation paid by the company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the company in all capacities in which they served.


Name and                                   Other      Awards,        Securi-
Principal                                  Annual     Restricted     ties                 All
Position                                   Compen-    Stock          Under-     Payouts,  Other
                                           sation     Awards         lying      LTIP      Comp-
               Year   Salary     Bonus     ($)                       Options    Payouts   ensation
                         ($)      ($)                                /SARs       (#)        ($)
----------------------------------------------------------------------------------------------------
Stephen  P.    2000   155,680    250,200  32,296(1)
Cesarski(1)    2001   155,680     45,000  21,415(1)
President and  2002   153,285     35,000  17,981(1)
Chief
Operating
Officer
----------------------------------------------------------------------------------------------------
James  N.      2000   149,680    250,000   25,491(2)
Jannello  (2)  2001   149,680     45,200   13,615(2)
Executive      2002   147,377     35,000   13,685(2)
Vice
President and
Chief
Executive
Officer
----------------------------------------------------------------------------------------------------
Noel  J.      2000      87,951              8,009(3)
Jannello (3)  2001     118,460             11,712(3)
Vice
President     2002     118,436              8,819(3)
----------------------------------------------------------------------------------------------------
William  J.   2000     100,560    70,000   14,273(4)
Lally  (4)    2001     100,560              7,423(4)
Director      2002     100,560              4,075(4)
----------------------------------------------------------------------------------------------------

(1) Includes $9,783, $8,774 and $8,300 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2002, 2001 and 2000, respectively; $6,009, $6,009 and $5,759 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2002, 2001 and 2000, respectively; $2,189, $1,703 and $2,491 of 401(k) paid on behalf of such individual for each of the fiscal years ended 2002, 2001 and 2000, respectively; $4,929 and $15,746 of profit-sharing contribution paid on behalf of such individual, respectively, for each of the fiscal years ended 2001 and 2000.

(2) Includes $5,761 and $1,211 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2002 and 2001, respectively; $5,819, $5,819 and $5,819 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2002, 2001 and 2000, respectively; $2,105, $1,656 and $2,666 of 401(k) paid on behalf of such individual for each of the fiscal years ended 2002, 2001 and 2000, respectively; $4,929 and $17,006 of profit-sharing contribution paid on behalf of such individual, respectively, for each of the fiscal years ended 2001 and 2000.

(3) Includes $4,500, $4,500 and $4,500 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2002, 2001 and 2000, respectively; $3,000, $2,750 and $1,700 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2002, 2001 and 2000, respectively; $1,319, $948 and $745 of 401(k) paid on behalf of such individual for each of the fiscal years ended 2002, 2001 and 2000, respectively; $3,514 and $1,064 of profit-sharing contribution paid on behalf of such individual, respectively, for each of the fiscal years ended 2001 and 2000.

(4) Includes $4,075, $4,075 and $4,075 for automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2002, 2001 and 2000, respectively; $314 and $1,691 of 401(k) paid on behalf of such individual for each fiscal years ended 2001 and 2000, respectively; $3,034 and $8,507 of profit-sharing contribution paid on behalf of such individual, respectively, for each of the fiscal years ended 2001 and 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding shares of common stock beneficially owned as of December 26, 2002, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock,
(ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of                   Shares Beneficially Owned             Percentage of Stock
Beneficial Owner                                                            Outstanding (1)
Stephen P. Cesarski                               5,500,000                 32.65%
150-14 132nd Avenue
Jamaica, NY 11434

James N. Jannello                                 5,500,000                 32.65%
150-14 132nd Avenue
Jamaica, NY 11434

William J.  Lally                                 1,000,000                  5.94%
17 West 312th Deer Path Road
Bensenville, IL 60106

All Officers and Directors as
a Group (5 persons)                              12,050,000                 71.54%
__________________________


(1)  All  of  these  shares  are  owned  of  record.

   COMMON  STOCK

     Janel is authorized to issue up to 225,000,000 shares of common stock, $.001 par value each, of which 16,843,000 shares are currently issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares of common stock can elect all of the directors. The company's principal officers, James N. Jannello and Stephen
P. Cesarski, collectively own 65.3% of the issued and outstanding common stock and therefore can elect all of the directors.

     The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the company, the owners of common stock are entitled to share all assets remaining available for distribution after the payment of liabilities and after provision has been made for each class stock, if any, having a preference over the common stock as such. The common stock has no conversion, preemptive or other subscription rights, and there are no redemption revisions applicable to the common stock.

SAVINGS  AND  STOCK  OPTION  PLANS

401(k)  and  Profit-Sharing  Plan.

     The company maintains an Internal Revenue Code Section 401(k) salary deferral savings and profit-sharing plan (the "Plan") for all of its eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the Plan, the company may make matching contributions on behalf of the pre-tax contributions made up, to a maximum of 25% of the participant's first 5% of compensation contributed as Elective Deferrals in the year. All participants are fully vested in their accounts in the Plan with respect to their salary deferral contributions, and are vested in company matching contributions at the rate of 20% after three years of service, 40% after four years of service, 60% after five years of service, 80% after six years of service, with 100% vesting after seven years of service.

Stock  Option  Plan.

     On December 12, 2002, Janel's Board of Directors and majority of its shareholders approved and adopted the Janel World Trade, Ltd. Stock Option Incentive Plan (the "Option Plan") providing for options to purchase up to 1,600,000 shares of common stock for issuance to valued employees and consultants of the company as an incentive for superior performance.

     To date, no options have been granted under the Option Plan. The Option Plan is administered by the Board of Directors, which is authorized to grant incentive stock options and nonqualified stock options to selected employees and consultants of the company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

     The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the company at the time of the grant. In the case of incentive stock options granted to holders of more than 10% of the voting power of the company, the exercise price may not be less than 110% of the fair market value.

     Under the terms of the Option Plan, the aggregate fair market value (determined at the time of grant) of shares issuable to any one recipient upon exercise of incentive stock options exercisable for the first time during any one calendar year may not exceed $100,000. Options granted under the Option Plan may be exercisable in either one, two or three equal annual installments at the discretion of the Board of Directors, but in no event may a stock option be exercisable prior to the expiration of six months from the date of grant, unless the grantee dies or becomes disabled prior thereto. Stock options granted under the Option Plan have a maximum term of 10 years from the date of grant, except that with respect to incentive stock options granted to an employee who, at the time of the grant, is a holder of more than 10% of the voting power of the company, the stock option shall expire not more than five years from the date of the grant. The option price must be paid in full on the date of exercise and is payable in cash or in shares of common stock having a fair market value on the date the option is exercised equal to the option price, as determined by the Board of Directors.

     If a grantee's employment by, or provision of services to, the company shall be terminated, the Board of Directors may, in its discretion, permit the exercise of stock options for a period not to exceed one year following such termination of employment with respect to incentive stock options and for a period not to extend beyond the expiration date with respect to nonqualified options, except that no incentive stock option may be exercised after three months following the grantee's termination of employment, unless due to death or permanent disability, in which case the option may be exercised for a period of up to one year following such termination.

   Transfer  Agent.

     The company's current transfer agent is Executive Registrar and Transfer Agency, Inc., 4118 West Thomas Road, Suite 707, Phoenix, AZ 80517.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Stephen P. Cesarski, Janel's President and Chief Operating Officer, and James N. Jannello, Janel's Executive Vice President and Chief Executive Officer, each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. Mr. Jannello also owns 50% of Janel Miami (Florida), which is a franchisee using the Janel name, but in which the company has no equity or other direct economic interest.

     As of the fiscal year end of September 30, 2002, James N. Jannello was indebted to the company in the aggregate sum of $149,532 and William J. Lally was indebted to the company in the aggregate amount of $10,000. These officer loans are non-interest bearing and are due on demand.

     The transactions described above involve actual or potential conflicts of interest between Janel and its officers. To reduce the potential for conflicts of interest between the company and its officers and directors in the future, Janel's policy will be not to enter into potential conflict-of-interest transactions with officers, directors or other affiliates unless the terms of such transactions are at least as favorable to Janel as those which would have been obtainable from an unaffiliated source. The company has no plans to enter into any additional transactions that involve actual or potential conflicts of interest between Janel and its officers or directors, and will not enter into any such transaction in the future without first obtaining an independent opinion with regard to fairness to Janel of the terms and conditions of any such transaction.
                                       24

ITEM  14.     CONTROLS  AND  PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures.

     As required by Rule 13a-15 under the Act, within the 90 days prior to the filing date of this report, the company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the company's management, including the company's Executive Vice President and Chief Executive Officer, President and Chief Operating Officer, and Controller and Principal Financial and Accounting Officer. Based upon that evaluation, the company's Executive Vice President and Chief Executive Officer, President and Chief Operating Officer, and Controller and Principal Financial and Accounting Officer have concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the company's Chief Executive Officer, Chief Operating Officer, and Principal Financial and Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

Changes  in  Internal  Controls

     There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM  15.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  FINANCIAL  STATEMENTS

                    Independent  Auditor's  Report

                    Consolidated  Balance  Sheets  as  at September 30, 2002 and
                    2001

                    Consolidated Statement of Operations for the Years Ended September 30, 2002, 2001 and 2000

                    Consolidated Statement of Changes in Stockholders` Equity for the Years Ended September 30, 2002, 2001 and 2000

                    Consolidated Statement of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000

                    Notes  to  Consolidated  Financial  Statements

          (B)  REPORTS  ON  FORM  8-K.

               Janel filed a Form 8-K report on July 18, 2002 reporting information in Item 1, Item 2, Item 5, Item 6 and Item 7, and a Form 8-K/A report on August 1, 2002 reporting information in Item 4, Item 5, Item 6, Item 7 and Item 8, which also included Janel's audited consolidated financial statements for the fiscal years ended September 30, 2001, 2000 and 1999.

          (C)  EXHIBITS.


          2. Agreement and Plan of Merger dated July 18, 2002 by and among Wine Systems Design, Inc., WSD Acquisition, Inc. and Janel World Transport, Ltd.**

          3 (i) Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) filed on August 31, 2000.*

          3 (ii) By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*

          10.1   Janel Stock Option Incentive Plan adopted December 12, 2002.

          23.1   Consent  of  Paritz  &  Company,  P.A.

          23.2 Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.***

          99.1 Officers' Certifications pursuant to the Sarbanes-Oxley Act of 2002.
__________________________________________________________________

          * Incorporated by reference to Exhibits filed as part of the Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.

          ** Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed July 18, 2002.

          *** Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report, filed August 1, 2002.

     (D)  FINANCIAL  STATEMENT  SCHEDULES.

          Schedules are omitted because they are not applicable, are not required or because the information is included in the company's
          Consolidated  Financial  Statements  or  notes  thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
December  30,  2002

                            JANEL WORLD TRADE, LTD.

                                  By:  /s/  James  N. Jannello
                                       -----------------------
                                  James N. Jannello Executive Vice President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello    Executive Vice President, Chief Executive    December 30, 2002
---------------------
James  N.  Jannello      Officer and Director


/s/ Stephen P. Cesarski  President, Chief Operating                   December 30, 2002
-----------------------  Officer and Director
Stephen  P.  Cesarski

/s/ William J. Lally     Director                                     December 30, 2002
---------------------
William  J.  Lally


/s/ Linda Bieler         Controller and Chief Financial and           December 30, 2002
----------------         Accounting  Officer
Linda  Bieler

/s/ Ruth  Werra          Secretary                                    December 30, 2002
----------------
Ruth Werra

                                       27

PARITZ & COMPANY, P.A.




================================================================================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                     WITH
                          INDEPENDENT AUDITORS' REPORT

                    YEARS ENDED SEPTEMBER 30, 2002 AND 2001


================================================================================

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
JANEL WORLD TRADE LTD. AND SUBSIDIARIES
(FORMERLY C AND N CORP.)
Jamaica, New York



     We have audited the accompanying consolidated balance sheets of JANEL WORLD TRADE LTD. AND SUBSIDIARIES (FORMERLY C AND N CORP.) as of September 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JANEL WORLD TRADE LTD. AND SUBSIDIARIES (FORMERLY C AND N CORP.) as of September 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


Hackensack, New Jersey
November 18, 2002
(Except as to Note 13(b) which
is December 12, 2002)


                    JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)

                          CONSOLIDATED BALANCE SHEETS
================================================================================

                                             -----------SEPTEMBER  30,-----------

                                                     2002        2001

                                    ASSETS

CURRENT ASSETS:
  Cash (NOTES 1,6)                                $1,198,941  $1,429,082
  Accounts receivable                              3,059,550   2,738,513
  Marketable securities (NOTE 3)                      33,523      37,592
  Loans receivable - officers  (NOTE 4)              159,532     138,837
                   - other                            19,325      20,682
  Prepaid expenses and sundry current assets          98,842     108,739
                                                ------------- ------------
     TOTAL CURRENT ASSETS                          4,569,713   4,473,445
                                                ------------- ------------

PROPERTY AND EQUIPMENT, NET (NOTE 5)                 107,876     165,805
                                                ------------- ------------

OTHER ASSETS:

  Cash surrender value of life insurance                   -      44,469
  Security deposits                                   48,707      48,651
                                                ------------- ------------
     TOTAL OTHER ASSETS                               48,707      93,120
                                                ------------- ------------
     TOTAL ASSETS                                 $4,726,296  $4,732,370
                                                ============= ============


           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Note payable - bank (NOTE 6)                    $  300,000  $  325,000
  Accounts payable                                 1,758,204   1,833,782
  Accrued expenses and taxes payable                 281,274     169,234
  Current portion of long-term debt (NOTE 7)          11,898      80,924
                                                ------------- ------------
     TOTAL CURRENT LIABILITIES                     2,351,376   2,408,940
                                                ------------- ------------

OTHER LIABILITIES:

  Deferred compensation                               78,568     123,037
  Long-term debt (NOTE 7)                                  -      30,582
                                                ------------- ------------
     TOTAL OTHER LIABILITIES                          78,568     153,619
                                                ------------- ------------

STOCKHOLDERS' EQUITY (NOTE 8)                      2,296,352   2,169,811
                                                ------------- ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $4,726,296  $4,732,370
                                                ============= ============

================================================================================

   The accompanying notes are an integral part of these consolidated  financial statements


                    JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                      -----------YEAR ENDED SEPTEMBER 30,--------
                                             2002        2001         2000
                                      --------------- ------------ -------------

FREIGHT FORWARDING  REVENUES            $44,848,442   $46,650,094  $53,160,777
                                      --------------- ------------ -------------

COSTS AND EXPENSES:
  Forwarding expenses                    39,025,117    40,742,183   47,020,256
  Selling, general and administrative     5,571,584     5,846,384    6,231,212
  Interest                                   21,059        34,104       36,067
                                      --------------- ------------ -------------
          TOTAL COSTS AND EXPENSES       44,617,760    46,622,671   53,287,535
                                      --------------- ------------ -------------

INCOME(LOSS) BEFORE OTHER ITEMS             230,682        27,423     (126,758)
                                      --------------- ------------ -------------
OTHER ITEMS:
  Impairment loss (NOTE 2)                 (250,000)            -            -
  Interest and dividend income               10,035        39,243       23,911
                                      --------------- ------------ -------------
     TOTAL OTHER ITEMS                     (239,965)       39,243       23,911
                                      --------------- ------------ -------------

INCOME(LOSS)  BEFORE INCOME TAXES            (9,283)       66,666     (102,847)

Income taxes (NOTE 9)                       109,500        27,700       27,800
                                      --------------- ------------ -------------

NET INCOME (LOSS)                       $  (118,783)  $    38,966  $  (130,647)
                                      =============== ============ =============

BASIC AND DILUTED LOSS PER SHARE        $    (.0077)      N/A          N/A
                                      =============== ============ =============

WEIGHTED NUMBER OF SHARES OUTSTANDING    15,350,332       N/A          N/A
                                      =============== ============ =============

================================================================================

        The accompanying notes are an integral part of these consolidated financial statements

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
===============================================================================================================================

                                                                                                       ACCUMULATED
                                                             ADDITIONAL                 STOCK          OTHER
                                      CAPITAL STOCK            PAID-IN     RETAINED     SUBSCRIPTION   COMPREHENSIVE
                                             SHARES      $     CAPITAL     EARNINGS     RECEIVABLE     GAIN  (LOSS)     TOTAL
                                      ------------ -------- --------- ---------------- ------------- -------------- -------------

BALANCE - SEPTEMBER 30, 1999               1,000      3,200    228,887     2,042,772           -           -         2,274,859
Net loss                                       -        -          -        (130,647)          -           -          (130,647)
Other comprehensive gains:
  Unrealized gains on available-for-sale
    marketable securities                      -        -          -            -              -         13,304         13,304
                                      ------------ -------- -------- ---------------- ------------- -------------- -------------


BALANCE - SEPTEMBER 30, 2000               1,000    3,200    228,887       1,912,125           -        13,304       2,157,516
Net income                                     -        -          -          38,966           -           -            38,966
Other comprehensive (losses):
  Unrealized losses on available-for-sale
    marketable securities                      -        -          -            -              -       (26,671)        (26,671)
                                      ------------ -------- -------- ---------------- ------------- -------------- -------------



BALANCE - SEPTEMBER 30, 2001               1,000    3,200    228,887    1,951,091              -       (13,367)      2,169,811

Net loss                                                -          -     (118,783)            -              -        (118,783)
Effect of stock splits and return
 of shares (NOTE 2)                   14,999,000   11,800    238,200                                                   250,000
Sale of common stock (NOTE 8)          1,801,000    1,801     16,209            -        (18,010)            -               -
Other comprehensive (losses):
  Unrealized losses on available-for-sale
    marketable securities                               -         -             -            -          (4,676)         (4,676)
                                      ------------ -------- -------- ---------------- ------------- -------------- -------------

BALANCE - SEPTEMBER 30, 2002          16,801,000  $16,801  $483,296    $1,832,308      $(18,010)     $ (18,043)     $2,296,352
                                      ============ ======== ========  ===============  ============= ============= =============

================================================================================================================================



   The accompanying notes are an integral part of these consolidated  financial statements

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                     ---YEAR  ENDED  SEPTEMBER  30,----

                                                         2002          2001        2000
                                                     -------------- ----------- ------------
OPERATING  ACTIVITIES:

Net income (loss)                                      $(118,783)     $38,966    $(130,647)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Impairment loss                                     250,000            -            -
      Depreciation and amortization                        84,561      122,799      105,675
    Changes in operating assets and liabilities:
      Accounts receivable                                (321,037)     691,141      (80,611)
      Loans receivable                                    (19,338)      21,653        2,557
      Prepaid expenses and sundry current assets            9,897       71,611      (37,520)
      Accounts payable and accrued expenses                36,462     (349,936)       1,545
      Other                                                   (56)       1,523      111,218
                                                     -------------- ----------- ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (78,294)     597,757      (27,783)
                                                     -------------- ----------- ------------

INVESTING ACTIVITIES:
  Acquisition of property and equipment, net              (26,632)     (51,376)    (167,073)
  Purchase of marketable securities                          (607)      (7,306)      (3,804)
                                                     -------------- ----------- ------------
NET CASH USED IN INVESTING ACTIVITIES                     (27,239)     (58,682)    (170,877)
                                                     -------------- ----------- ------------


FINANCING ACTIVITIES:
  Repayment of long-term debt                             (99,608)     (93,872)     (43,398)
  Bank borrowings (repayment)                             (25,000)     125,000            -
                                                     -------------- ----------- ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (124,608)      31,128      (43,398)
                                                     -------------- ----------- ------------

INCREASE (DECREASE)  IN CASH                             (230,141)     570,203     (242,058)

CASH - BEGINNING OF YEAR                                1,429,082      858,879    1,100,937
                                                     -------------- ----------- ------------

CASH - END OF YEAR                                     $1,198,941   $1,429,082   $  858,879
                                                     ============== =========== ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the year for:
          Interest                                     $   21,059   $   34,104   $   36,067
                                                     ============== =========== ============
          Income taxes                                 $    4,654   $   16,002   $   50,469
                                                     ============== =========== ============
      Non-cash financing activities:
          Non-cash repayment of long-term debt         $   44,469   $        -   $        -
                                                     ============== =========== ============

============================================================================================


    The accompanying notes are an integral part of these consolidated financial statements

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                            (FORMERLY C AND N CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

================================================================================



1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BUSINESS  DESCRIPTION

     The Company is primarily engaged in full service cargo transportation logistics management, including freight forwarding via air, ocean and land based carriers, customs brokerage services and warehousing and distribution services.

     BASIS  OF  CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions and balances have been eliminated in the consolidation.

     USES  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

     CASH  AND  CASH  EQUIVALENTS

     The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

     MARKETABLE  SECURITIES

     The Company classifies all of its short-term investments as available for sale securities. Such short-term investments consist primarily of mutual funds which are stated at market value, with unrealized gains and losses on such securities reflected as other comprehensive income (loss) in stockholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all securities are considered to be available for sale and are classified as current assets.

     PROPERTY  AND  EQUIPMENT  AND  DEPRECIATION  POLICY

     Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line and accelerated methods for both financial reporting and income tax purposes.

     Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

================================================================================

     REVENUES  AND  REVENUE  RECOGNITION

     Airfreight, ocean freight and custom brokerage services revenues include the charges to the Company for carrying the shipments and customs clearance. Revenues recognized in other capacities include only the commissions and fees earned.

     Revenues related to export shipments are recognized at the time the freight is tendered to a direct carrier at origin. Revenues related to import shipments are recognized upon presentation of the entry for customs clearance. All other revenues, including break-bulk services, local transportation, distribution services and logistics management, are recognized upon performance.

     DEFERRED  COMPENSATION  PLAN

     The Company has a deferred compensation plan for key executives which provides benefits due to death, retirement or termination of employment. Such benefits shall be determined and paid in accordance with the plan. The plan does not qualify under the Internal Revenue Code and, therefore, tax deductions are allowable only when the benefits are paid.

     INCOME  PER  COMMON  SHARE

     Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of stock options.

     COMPREHENSIVE  INCOME

     Comprehensive income encompasses all changes in stockholders' equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. As of September 30, 2002 accumulated other comprehensive income (loss) consists of unrealized losses on unrestricted available-for-sale marketable equity securities.

     RECENT  PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business
     Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respectful useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on its operating results or financial position.

================================================================================


2     ACQUISITION  AND  MERGERS

     Pursuant to an agreement and plan of merger dated as of June 17, 2002, C and N Corp. ("CN") was merged into Janel World Transport, Ltd. ("Janel"), a newly formed Nevada corporation having the same shareholders as CN. In connection therewith, the shareholders of CN were issued 11,000,000 shares of Janel common stock ("Janel shares").

     Pursuant to an agreement and plan of merger dated June 18, 2002 among Janel, Wine Systems Design, Inc. ("WSD"), a publicly owned Nevada corporation and WSD Acquisition, Inc. ("WSD Acquisition"), a Nevada corporation and wholly-owned subsidiary of WSD, the following transactions occurred:

     (i) WSD effectuated a 19.2307 shares for 1 share stock split resulting in WSD's capitalization becoming 225,000,000 authorized shares of common stock ("WSD common stock"), of which 202,076,923 shares were issued and outstanding.

     (ii) WSD issued and delivered 11,000,000 shares of WSD common stock to WSD Acquisition for the sole purpose of distributing those shares in exchange for 11,000,000 shares of Janel common stock.

     (iii) WSD shareholders returned 198,076,923 shares of WSD common stock which WSD then canceled, resulting in 15,000,000 WSD common shares remaining issued and outstanding.

     (iv) Janel shareholders exchanged 11,000,000 Janel shares for the 11,000,000 shares of WSD common stock owned by WSD Acquisition.

     (v) On July 3, 2002, WSD Acquisition and Janel merged into WSD, which became the surviving corporation.

     (vi) On  July  3,  2002  WSD  changed  its  name  to Janel World Trade Ltd.

     Prior to the above mentioned transactions, WSD was a corporation without any current business transactions or operations, assets or liabilities. Accordingly, the merger was accounted for as a reverse purchase, the effect of which was that Janel was the surviving corporation.

     The 4,000,000 shares of Janel common stock owned by the former stockholders of WSD and others, were assigned a value of $250,000 representing the estimated fair value of the WSD public shell. This amount, which represented the cost of the acquisition over the fair value of net assets acquired, was attributed to goodwill. The goodwill was subsequently reviewed for impairment and was written off.

3     MARKETABLE  SECURITIES

Marketable  securities  consist  of  the  following:

                                                    Unrealized
                                                    Holding
                                       Cost        (losses) Gains    Fair value
                                   ------------ ------------------- -----------

     As  of  September  30,  2002:
           Mutual Funds                $51,566          $(18,043)      $33,523
                                   ============ =================== ===========


     As  of  September  30,  2001:
            Mutual Funds               $50,959          $(13,367)      $37,592
                                   ============ =================== ===========

================================================================================

4    LOANS  RECEIVABLE  -  OFFICERS

     The loans receivable - officers are non-interest bearing and due on demand.


5    PROPERTY  AND  EQUIPMENT

     A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

                                 -------September  30,----------
                                    2002              2001             Life

     Furniture  and  fixtures     $  91,523          $  93,474     5-7  years
     Computer  equipment            609,956            598,596     5  years
     Leasehold  improvements             -               3,957     5  years
                                 ------------       -----------
                                    701,479            696,027

     Less accumulated depreciation
       and amortization             593,603            530,222
                                 ------------       -----------
                                   $107,876          $165,805
                                 ============       ===========

6    NOTE  PAYABLE  -  BANK

     The Company has a line of credit with a bank pursuant to which it may borrow up to $400,000. Advances under this facility bear interest at prime plus 1/2% and are collateralized by various certificates of deposit.


7    LONG-TERM  DEBT

     Long-term debt consists of various capitalized lease obligations payable in monthly installments of approximately $1,000 inclusive of interest at 7% to 10% per annum. These leases are collateralized by security interests in certain property and equipment.


8    STOCKHOLDERS'  EQUITY

     Janel is authorized to issue 225,000,000 shares of common stock, par value $.001.

     See Note 2 for information relating to shares issued in connection with the acquisition, merger and issuance of common stock.

     On July 22, 2002 Janel's Board of Directors agreed to and approved the sale of 1,801,000 shares of restricted common stock for a purchase price of $.01 per share to forty-three employees and five consultants as an incentive for performance.

================================================================================


9     INCOME  TAXES

      Income  taxes  consist  of  the  following:

                       --------------Year  Ended  September  30,---------------
                               2002             2001                2000

        Federal              $ 66,100          $11,000          $     -
        State and local        43,400           16,700           27,800
                           -------------     ------------     --------------

                             $109,500          $27,700          $27,800
                           =============     ============     ==============


     The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

                                            ----------Year  Ended  September  30,------------

                                                     2002           2001          2000


   Federal taxes (benefit) at statutory rates     $ (40,400)       $15,200      $     -
   Non-deductible expenses                          123,550              -            -
   State and local taxes, net of Federal benefit     26,350         12,500       27,800
                                                 -------------   ------------ -------------
                                                   $109,500        $27,700      $27,800
                                                 =============   ============ =============

10   PROFIT  SHARING  AND  401K  PLANS

     The Company maintains a non-contributory profit sharing and 401(k) plan covering substantially all full-time employees. The expense charged to operations for the years ended September 30, 2002 , 2001 and 2000 aggregated approximately $22,500, $100,000 and $121,500, respectively.


11   RENTAL  COMMITMENTS

     The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2002, 2001 and 2000 were approximately $275,000, $299,000 and $265,000, respectively.

     Future minimum lease commitments (excluding renewal options) under non-cancelable leases are as follows:


                     Year ended September 30, 2003     $256,000
                                              2004      223,000
                                              2005      225,000
                                              2006      207,000
                                              2007      192,000
                                        Thereafter      339,000

================================================================================



12   RISKS  AND  UNCERTAINTIES

(a)  Currency  risks

     The nature of Janel's operations requires it to deal with currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of international currency markets and governmental interference. A number of countries where Janel maintains offices or agent relationships have currency control regulations that influence its ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among those officers or agents.

(b)  Legal  proceedings

     Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

(c)  Relationships  with  officers

     Janel's President and Chief Operating Officer, and Executive Vice President and Chief Executive Officer ("EVP"), respectively, each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. In addition, the EVP owns 50% of Janel Miami (Florida), which is a franchise using the Janel name, but in which the Company has no equity or other direct economic interest.

     These relationships involve actual or potential conflicts of interest between Janel and its officers.

13   SUBSEQUENT  EVENT

(a) In October 2002 the Company issued 42,000 unregistered shares of common stock as payment for legal services.

(b) On December 12, 2002 the Company adopted the "Janel World Trade Ltd. Stock Option Incentive Plan" (the "Plan") reserving 1,600,000 shares of the Company's $.001 par value common stock for stock options. No options have been granted under this plan.

     The exercise price of any incentive stock option or unqualified option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant. In the case of incentive stock options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value.