Form 10-Q
period 2002-12-31
JANEL WORLD TRADE LTD
filed 2003-02-14
CIK 1133062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: DECEMBER 31, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities under a plan confirmed by a court.
Yes       No
   -----    -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,843,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     (a) Janel's unaudited, interim financial statements for its first fiscal quarter (the three months ended December 31, 2002) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found at Item 2, following the financial statements.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
===============================================================================


                                                                               DECEMBER 31, 2002             SEPTEMBER 30, 2002
                                                                               -----------------             ------------------
                                                                                  (Unaudited)                    (Audited)

                                                             ASSETS

CURRENT ASSETS:
  Cash                                                                               $   904,918                      $1,198,941
  Accounts receivable                                                                  3,569,571                       3,059,550
  Marketable securities                                                                   34,723                          33,523
  Loans receivable - officers                                                            164,926                         159,532
                   - other                                                                18,906                          19,325
  Prepaid expenses and sundry current assets                                              68,442                          98,842
                                                                              ------------------             -------------------
     TOTAL CURRENT ASSETS                                                              4,761,486                       4,569,713

PROPERTY AND EQUIPMENT, NET                                                               98,235                         107,876

OTHER ASSETS:
  Security deposits                                                                       48,926                          48,707
                                                                              ------------------             -------------------

     TOTAL ASSETS                                                                     $4,908,647                      $4,726,296
                                                                              ==================             ===================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                                                                $   300,000                     $   300,000
  Accounts payable                                                                     1,891,676                       1,758,204
  Accrued expenses and taxes payable                                                     196,327                         281,274
  Current portion of long-term debt                                                        9,253                          11,898
                                                                              ------------------             -------------------
     TOTAL CURRENT LIABILITIES                                                         2,397,256                       2,351,376
                                                                              ------------------             -------------------

OTHER LIABILITIES:
  Deferred compensation                                                                   78,568                          78,568
                                                                              ------------------             -------------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
    225,000,000 shares authorized
    16,843,000 and 16,801,000 shares issued and outstanding at
    December 31, 2002 and September 30, 2002                                              16,843                          16,801
  Additional paid-in capital                                                             498,863                         483,296
  Retained earnings                                                                    1,917,117                       1,796,255
                                                                              ------------------             -------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        2,432,823                       2,296,352
                                                                              ------------------             -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $4,908,647                      $4,726,296
                                                                              ==================             ===================



 See notes to financial statements, which are an integral part of these financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
===============================================================================


                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                              2002                            2001
                                                              ----                            ----

REVENUES:
  Forwarding revenue                                           $13,925,183                     $ 9,653,543
  Interest and dividends                                            11,484                           4,965
                                                         -----------------             -------------------

          TOTAL REVENUES                                        13,936,667                       9,658,508
                                                         -----------------             -------------------



COSTS AND EXPENSES:
  Forwarding expenses                                           12,382,910                       8,304,271
  Selling, general and administrative                            1,377,859                       1,332,373
  Interest                                                           5,780                           7,065
                                                         -----------------             -------------------

          TOTAL COSTS AND EXPENSES                              13,766,549                       9,643,709
                                                         -----------------             -------------------



INCOME BEFORE INCOME TAXES                                         170,118                          14,799

Income taxes                                                        68,000                           5,200
                                                         -----------------             -------------------

NET INCOME                                                    $    102,118                  $        9,599
                                                         =================             ===================



OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized gain from available for sale securities       $          734                   $       4,476
                                                         =================             ===================

Basic and diluted earnings per share                          $ .0061                          N/A
                                                         =================             ===================

Weighted number of shares outstanding                           16,828,848                     N/A
                                                         =================             ===================


                See notes to financial statements, which are an integral part of these financial statements

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

===============================================================================


                                                             THREE MONTHS ENDED DECEMBER 31,
                                                             -------------------------------
                                                            2002                           2001
                                                            ----                           ----


OPERATING ACTIVITIES:
  Net income                                                    $   102,118                $   9,599
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Stock issued for services                                      15,609                        -
      Depreciation and amortization                                  11,664                   20,450
    Changes in operating assets and liabilities:
      Accounts receivable                                          (510,021)                (336,732)
      Loans receivable                                               (4,975)                  (3,867)
      Prepaid expenses and sundry current assets                     30,400                  (83,575)
      Security deposits                                                (219)                     203
      Accounts payable and accrued expenses                          48,525                  (91,537)
                                                        -------------------        -----------------
NET CASH USED IN OPERATING ACTIVITIES                              (306,899)                (485,459)
                                                        -------------------        -----------------


INVESTING ACTIVITIES:
  Acquisition of property and equipment, net                         (2,022)                  (8,394)
  Purchase of marketable securities                                    (467)                  (5,090)
                                                        -------------------        -----------------
NET CASH USED IN INVESTING ACTIVITIES                                (2,489)                 (13,484)
                                                        -------------------        -----------------


FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                 18,010                        -
  Repayment of long-term debt, net                                   (2,645)                 (16,028)
                                                        -------------------        -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  15,365                  (16,028)
                                                        -------------------        -----------------


DECREASE  IN CASH                                                  (294,023)                (514,971)

CASH - BEGINNING OF PERIOD                                        1,198,941                1,429,082
                                                        -------------------        -----------------

CASH - END OF PERIOD                                            $   904,918                $ 914,111
                                                        ===================        =================

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                              $     5,780               $    7,065
                                                        ===================        =================
          Income taxes                                           $   68,716                $       -
                                                        ===================        =================


 See notes to financial statements, which are an integral part of these financial statements

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
===============================================================================

1    BASIS OF PRESENTATION

     The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on or about December 31, 2002.

2.   RECENT PRONOUNCEMENTS

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

3.   GENERAL COMMENTS

     (A) In October 2002 the Company issued 42,000 unregistered shares of common stock as payment for legal services.

     (B) On December 12, 2002 the Company adopted the "Janel World Trade Ltd. Stock Option Incentive Plan" (the "Plan") reserving 1,600,000 shares of the Company's $.001 par value common stock for stock options. No options have been granted under this plan.

          The exercise price of any incentive stock option or unqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant. In the case of incentive stock options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value.

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

     When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward- looking statements. Janel's results may differ significantly from the results discussed in the forward- looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company's ability to manage and continue its growth and implement its business strategy; the company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company's future financial and operating results, cash needs and demand for its services; and the company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel's Annual Report on Form 10-K filed with the SEC on December 30, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

     OVERVIEW

     Janel operates its business as a single segment primarily comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

         The following discussion and analysis addresses the results of operations for the three months ended December 31, 2002, as compared to the results of operations for the three months ended December 31, 2001. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

     THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

RESULTS OF OPERATIONS

     REVENUES. Total revenues for the first quarter of fiscal 2003 were $13,936,667 as compared to $9,658,508 for the same period of fiscal 2002, a year-over-year increase of $4,278,159, or 44.3%. The higher level of revenues was primarily due to the general recovery of international trade across the company's customer base versus the fiscal first quarter of 2002, which was the quarter immediately following and most adversely affected by the events of September 11, 2001.

     FORWARDING EXPENSE. Forwarding expenses are primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expenses also include any duties and/or trucking charges related to the shipments. For the first quarter of fiscal 2003, forwarding expenses increased by $4,078,639, or 49.1%, to $12,382,910 as compared to $8,304,271 for the first quarter of fiscal 2002. The increase was consistent with the higher level of forwarding revenues year-over-year and somewhat higher freight charges by the carriers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased $45,486, or 3.4%, to $1,377,859 in the first quarter of fiscal 2003 as compared to $1,332,373 in the first quarter of fiscal 2002. As a percentage of revenues, quarterly SG&A expense in the first quarter of fiscal 2002 declined by 390 basis points to 9.9% as compared to 13.8% in the prior year's comparable period. The year-over-year decline in SG&A as a percentage of revenues primarily reflected the company's strict cost control concurrent with the substantial increase in overall revenues.

     INCOME BEFORE TAXES. Primarily as a result of the proportionately stable level of SG&A expenses relative to the substantial increase in revenues in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002, Janel's income before taxes rose 1,049.5% to $170,118 in first quarter of fiscal 2003 as compared to $14,799 in the first quarter of fiscal 2002. The company's pretax profit margin on net revenue (total revenues less forwarding expenses) increased by 986 basis points from 1.09% in third quarter of fiscal 2001 to 10.95% in first quarter of fiscal 2003.

     INCOME TAXES. The effective income tax rate in both the 2003 and 2002 periods reflects the U.S. federal statutory rate and applicable state income taxes.

     NET INCOME. Net income for the first quarter of fiscal 2003 was $102,118, an increase of $92,519, or 963.8% as compared to net income of $9,599 for the first quarter of fiscal 2002. This reflects an increase in Janel's net profit margin (net income as a percent of net revenues) of 586 basis points from 0.71% in the first quarter of fiscal 2002 to 6.57% in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures, depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the three months ended December 31, 2002, Janel's primary requirements for working capital have been directly related to the funding of increased accounts receivable and prepaid expenses.

     At December 31, 2002, cash decreased by $294,023 to $904,918, from $1,198,941 at September 30, 2002. For the three months ended December 31, 2002, Janel's primary use of cash for operating activities was to finance an increase in its accounts receivable by $510,021, offset somewhat by increases in accounts payable of $48,525 and in its prepaid expenses and sundry current assets by $30,400. In its financing activities, Janel received $18,010 in cash as proceeds in the sale of common stock.

     At December 31, 2002, Janel had $100,000 of available borrowings remaining under a line of credit with a bank pursuant to which it may borrow up to $400,000 bearing interest at prime plus one-half of one percent, which is collateralized by certificates of deposit. Management believes anticipated cash flow from operations and availability of cash under its line of credit are sufficient to meet the working capital and operating needs of its currently existing sources of business. However, the company is also proceeding with a growth strategy for fiscal 2003 and beyond, which encompasses a number of potential elements, as detailed below under "Current Outlook.", The company will need to secure additional funding, estimated at up to $6,500,000, to successfully execute principal elements of the growth strategy. There is no guarantee that such additional capital as necessary to execute the company's intended growth strategy will be available or, if available, will be extended to the company on mutually acceptable terms.

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

     Based upon the results for the three months ended December 31, 2002, and its current expectations for the remainder of its fiscal 2003, Janel projects that gross revenues for its core business for the fiscal year ending September 30, 2003 will increase by 9-14% to approximately $50 million. The first quarter results, as reported, remain consistent with the company's previously announced expectation of a substantial increase in income from operations for all of fiscal 2003 versus that reported by the company in fiscal 2002.

     Janel has developed a business plan and a strategy to additionally grow its revenues and profitability through its fiscal year ending September 30, 2003. The company's strategy includes plans to: open additional branch offices both domestically and in Southeast Asia; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; increase revenues related to a substantial telecom transportation project to Southeast Asia for which Janel has been acting as the exclusive freight forwarder; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

     Assuming successful execution of substantial elements of its growth strategy (principal elements of which require additional financing which has yet to be committed), the company projects that its total gross revenues for fiscal 2003 (which may then approximate $80 million) could be significantly greater than its gross revenues for fiscal 2002 and significantly greater than the projected increase in gross revenues solely from its existing core business. The company further expects that its profitability in fiscal 2003 should exceed Janel's fiscal 2002 results, as well.


                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On  December  12,  2002,  Janel's  Board  of  Directors  and  71.2%  of its
shareholders approved and adopted the Janel World Trade, Ltd. Stock Option Incentive Plan (the "Option Plan") providing for options to purchase up to 1,600,000 shares of common stock for issuance to valued employees and consultants of the company as an incentive for superior performance. To date, no options have been granted under the Option Plan. See Janel's Form 10-K annual report, filed December 30, 2002, for additional information regarding the Option Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits required by item 601 of Regulation S-K.

          Exhibit
          Number          Description of Exhibit
          ------          ----------------------

          99.1            Officers' certification pursuant to the
                          Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     February 14, 2003

                                      JANEL WORLD TRADE, LTD.


                                      By:      /s/ James N. Jannello
                                               -------------------------------
                                               James N. Jannello
                                               Chief Executive Officer