Form 10-Q
period 2003-03-31
JANEL WORLD TRADE LTD
filed 2003-05-15
CIK 1133062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-60608

                             JANEL WORLD TRADE, LTD.
             (Exact name of registrant as specified in its charter)

            NEVADA                                       86-1005291
 (State of other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


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
Yes  X    No
    ----    ----

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         (a) Janel's unaudited, interim financial statements for its second fiscal quarter (the six months ended March 31, 2003) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the second quarter will be found at Item 2, following the financial statements.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                    MARCH 31, 2003 SEPTEMBER 30, 2002
                                                                    -------------- ------------------
                                                                      (Unaudited)     (Audited)
                        ASSETS

CURRENT ASSETS:
  Cash                                                                $1,124,092      $1,198,941
  Accounts receivable                                                  3,090,692       3,059,550
  Marketable securities                                                   33,544          33,523
  Loans receivable - officers                                            185,716         159,532
                   - other                                                17,134          19,325

  Prepaid expenses and sundry current assets                              67,504          98,842
                                                                      ----------      ----------
     TOTAL CURRENT ASSETS                                              4,518,682       4,569,713
                                                                      ----------      ----------

PROPERTY AND EQUIPMENT, NET                                              112,285         107,876
                                                                      ----------      ----------
SECURITY DEPOSITS                                                         52,955          48,707
                                                                      ----------      ----------
     TOTAL ASSETS                                                     $4,683,922      $4,726,296
                                                                      ==========      ==========



        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Note payable - bank                                                 $  400,000      $  300,000
  Accounts payable                                                     1,649,398       1,758,204
  Accrued expenses and taxes payable                                     114,656         281,274
  Current portion of long-term debt                                        4,374          11,898
                                                                      ----------      ----------
     TOTAL CURRENT LIABILITIES                                         2,168,428       2,351,376
                                                                      ----------      ----------

 DEFERRED COMPENSATION                                                    78,568          78,568
                                                                      ----------      ----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
    225,000,000 shares authorized
    16,843,000 and 16,801,000 shares issued and
      outstanding at March 31, 2003 and September 30, 2002                16,843          16,801
  Additional paid-in capital                                             498,863         483,296
  Retained earnings                                                    1,921,220       1,796,255
                                                                      ----------      ----------
     TOTAL STOCKHOLDERS' EQUITY                                        2,436,926       2,296,352
                                                                      ----------      ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $4,683,922      $4,726,296
                                                                      ==========      ==========

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
================================================================================

                                                      SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                         MARCH 31,                           MARCH 31,
                                             -------------------------------      -------------------------------
                                                 2003               2002              2003               2002
                                             ------------       ------------      ------------       ------------

REVENUES:
  Forwarding revenue                         $ 25,579,544       $ 19,543,136      $ 11,654,361       $  9,889,593
  Interest and dividends                           14,259              8,149             2,775              3,184


          TOTAL REVENUES                       25,593,803         19,551,285        11,657,136          9,892,777
                                             ------------       ------------      ------------       ------------


COSTS AND EXPENSES:
  Forwarding expenses                          22,593,480         16,836,978        10,210,570          8,532,707
  Selling, general and administrative           2,810,772          2,669,834         1,432,913          1,337,461
  Interest                                         10,160             12,535             4,380              5,470
                                             ------------       ------------      ------------       ------------

          TOTAL COSTS AND EXPENSES             25,414,412         19,519,347        11,647,863          9,875,638
                                             ------------       ------------      ------------       ------------



INCOME BEFORE INCOME TAXES                        179,391             31,938             9,273             17,139


Income taxes                                       72,000             11,000             4,000              5,800
                                             ------------       ------------      ------------       ------------

NET INCOME                                   $    107,391       $     20,938      $      5,273       $     11,339
                                             ============       ============      ============       ============


OTHER COMPREHENSIVE INCOME
(LOSS), NET OF TAX:
  Unrealized gain (loss) from available
  for sale securities                        $       (436)      $      4,387      $     (1,170)      $        (89)
                                             ============       ============      ============       ============

Basic and diluted earnings per share         $     .00638                N/A      $     .00031                N/A
                                             ============       ============      ============       ============

Weighted number of shares outstanding          16,835,846                N/A        16,843,000                N/A
                                             ============       ============      ============       ============

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

================================================================================


                                                                SIX MONTHS ENDED MARCH 31,
                                                                   2003             2002
                                                               -----------       -----------
OPERATING ACTIVITIES:
  Net income                                                   $   107,391       $    20,938
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Stock issued for services                                     15,609                --
      Depreciation and amortization                                 24,538            41,378
    Changes in operating assets and liabilities:
      Accounts receivable                                          (31,142)          129,509
      Prepaid expenses and sundry current assets                    31,338           (65,628)
      Security deposits                                             (4,248)              203
      Accounts payable and accrued expenses                       (275,424)          (97,489)
                                                               -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (131,938)           28,911
                                                               -----------       -----------

INVESTING ACTIVITIES:
  Acquisition of property and equipment, net                       (28,947)          (21,958)
  Purchase of marketable securities                                   (457)             (617)
                                                               -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                              (29,404)          (22,575)
                                                               -----------       -----------

FINANCING ACTIVITIES:
  Increase in loans receivable                                     (23,993)          (22,004)
  Proceeds from sale of common stock                                18,010                --
  Repayment of long-term debt, net                                  (7,524)          (53,490)
  Bank borrowing                                                   100,000          (100,000)
                                                               -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 86,493          (175,494)
                                                               -----------       -----------



DECREASE  IN CASH                                                  (74,849)         (169,158)


CASH - BEGINNING OF PERIOD                                       1,198,941         1,429,082
                                                               -----------       -----------

CASH - END OF PERIOD                                           $ 1,124,092       $ 1,259,924
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                             $    10,160       $    12,535
                                                               ===========       ===========
          Income taxes                                         $   113,356       $        --
                                                               ===========       ===========
      Non-cash investing activities:
          Unrealized gain (loss) on marketable securities      $      (436)      $     4,387
                                                               ===========       ===========

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)

================================================================================



1    BASIS OF PRESENTATION

     The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 8-K /A as filed with the Securities and Exchange Commission on or about December 31, 2002.

2    RECENT PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142.

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

3    GENERAL COMMENTS

     1. In October 2002 the Company issued 42,000 unregistered shares of common stock as payment for legal services.

     2. On December 12, 2002, the Company adopted the "Janel World Trade Ltd. Stock Option Incentive Plan" (the "Plan") reserving 1,600,000 shares of the Company's $.001 par value common stock for stock options. No options have been granted under this plan.

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

     c. In March 2003 the Company increased its line of credit with a bank from $400,000 to $1,500,000. Advances under this facility bear interest at prime plus 1% per annum, are due on March 31, 2004 and are collateralized by substantially all assets of the Company. In addition, all borrowing under this agreement are personally guaranteed by certain stockholders of the Company.


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

Overview

     The following discussion and analysis addresses the results of operations for the three months ended March 31, 2003, as compared to the results of operations for the three months ended March 31, 2002. The discussion and analysis then addresses the results of Janel's operations for the six months ended March 31, 2003, as compared to the results of operations for the six months ended March 31, 2002. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

     Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues. Total revenues for the second quarter of fiscal 2003 were $11,657,136 as compared to $9,892,777 for the same period of 2002, a year-over-year increase of $1,764,359, or 17.8%. The higher level of revenues was primarily due to the both greater shipping activity across the company's base of customers as well as the continuing general recovery of international trade in second quarter fiscal 2003 versus second quarter fiscal 2002, which remained relatively weak following the events of September 11, 2001.

     Forwarding Expense. Forwarding expenses are primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expenses also include any duties and/or trucking charges related to the shipments. For the second quarter of fiscal 2003, forwarding expenses increased by $1,677,863, or 19.7%, to $10,210,570 as compared to $8,532,707 for the second quarter of fiscal 2002. The absolute dollar increase was generally consistent with the increased level of forwarding revenues year-over-year, although forwarding expenses as a percentage of forwarding revenues did increase slightly from 86.3% to 87.6% year-over-year, mainly reflecting that portion of higher rates paid by Janel to its cargo carriers that have not yet been completely passed through to the company's customers.

     Selling, General and Administrative Expense. As a percentage of revenues, selling, general and administrative expense in second quarter of fiscal 2003 declined 123 basis points to 12.29% as compared to 13.52% in the prior year's comparable period. However, in absolute dollar terms, SG&A expense increased $95,452, or 7.1%, to $1,432,913 in the second quarter of fiscal 2003 as compared to $1,337,461 in the second quarter of fiscal 2002. The year-over-year dollar increase incurred by Janel primarily reflected the incremental costs of being a publicly held company in fiscal 2003 but not in the second quarter of fiscal 2002 before the company became publicly held. In addition, the company incurred some one-time costs in the second quarter of fiscal 2003 related to relocation of its corporate accounting function into new offices and expenses incurred by its Los Angeles office to accommodate anticipated personnel expansion in the third quarter of fiscal 2003.

     Income Before Taxes. Janel's income before taxes for the fiscal 2003 second quarter declined $7,866 from $17,139 in 2002 to $9,273 in 2003, or by 45.9%. On a percentage of revenue basis, the year-over-year increase in forwarding expenses was only partially offset by the decrease in SG&A expenses. Consequently, the pretax profit margin on net revenue (total revenues less forwarding expenses) declined as well by 62 basis points year-over-year from 1.26% in fiscal 2002 to 0.64% in fiscal 2003.

     Income Taxes. The effective income tax rate in both the 2003 and 2002 periods reflects the U.S. federal statutory rate and applicable state income taxes.

     Net Income. Net income for the second quarter of fiscal 2003 was $5,273, a decrease of $6,066 or 53.5% as compared to net income of $11,339 for the second quarter of fiscal 2002. This reflects a decrease in Janel's net profit margin (net income as a percent of net revenues) of 47 basis points from 0.83% in the second quarter of fiscal 2002 to 0.36% in the second quarter of fiscal 2003.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

     Revenues. Total revenues for the six months ended March 31, 2003, were $25,593,803, an increase of $6,042,518, or 30.9%, as compared to $19,551,285 for the first six months of fiscal 2002. The increase in revenues in fiscal 2003 was primarily due to increased business activity across the company's customer base and a general year-over-year economic recovery in international trade versus the fiscal 2002 period, which covered the first six months following the events of September 11, 2001.

     Forwarding Expense. For the six months ended March 31, 2003, forwarding expenses were $22,593,480. This represented an increase of $5,756,502, or 34.2%, as compared to the $16,836,978 of forwarding expenses incurred for the six months ended March 31, 2002. The percentage increase was essentially consistent with the increase in total forwarding revenues for the six months ended March 31, 2003 as compared to 2002.

     Selling, General and Administrative Expense. For the six month periods ended March 31, 2003 and 2002, selling, general and administrative expenses were $2,810,772 and $2,669,834, respectively. This represents a year-over-year increase of $140,938, or 5.3%. The increase in SG&A expense year-over-year from the respective six months of fiscal 2002 primarily reflected incremental expenses incurred by the company subsequent to becoming a public company in July 2002 and, to a lesser extent, one-time expenses incurred in relation to the relocation of the company's corporate accounting function into new offices and in anticipation of expansion through the addition of new personnel in the Los Angeles office scheduled for the third quarter of fiscal 2003.

     Income Before Taxes. Janel's income before taxes rose 461.7% to $179,391 for the six months ended March 31, 2003 as compared to $31,938 for the six months ended March 31, 2002. Janel's pretax profit margin on net revenue (total revenues less forwarding expenses) increased by 480 basis points from 1.18% for the six months ended March 31, 2002 to 5.98% in the six months ended March 31, 2003.

     Income Taxes. The effective income tax rate in both the 2003 and 2002 periods reflects the U.S. federal statutory rate and applicable state income taxes.

     Net Income. Net income for the six months ended March 31, 2003, was $107,391, up $86,453, or 412.9%, as compared to $20,938 for the six months ended March 31, 2002. Janel's net profit margin (net income as a percentage of net revenues) increased by 281 basis points from 0.77% in the six months ended March 31, 2002 to 3.58% in the six months ended March 31, 2003.

Liquidity and Capital Resources


     Janel's  ability  to  meet  its  liquidity   requirements,   which  include
satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the six months ended March 31, 2003, Janel's primary requirements for working capital have been directly related to the funding of increased accounts receivable and the reduction of accounts payable and accrued expenses and taxes payable.

     At March 31, 2003,  cash decreased by $74,849 to $1,124,092 from $1,198,941 at September 30, 2002. For the six months ended March 31, 2003, Janel's primary uses of cash for operating activities were to finance an increase in its accounts receivable by $31,142 and reductions in its accounts payable by $108,806 and accrued expenses and taxes payable by $166,618. These uses of cash for operating activities for the six months ended March 31, 2003 were somewhat offset by a decrease in prepaid expenses and other current assets of $31,338. For financing activities, Janel increased a note payable by $100,000 and loans receivable by $23,993.

     In March 2003, the company increased its line of credit with a bank from $400,000 to $1,500,000. Management believes anticipated cash flow from operations and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs. At March 31, 2003, Janel had $1,100,000 of available borrowing remaining under a line of credit with a bank pursuant to which it may borrow up to $1,500,000 bearing interest at prime plus one percent per annum, which is collateralized by substantially all the assets of the company and personally guaranteed by certain shareholders of the company.

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

     Based upon the results for the six months ended march 31, 2003, and its current expectations for the third and fourth quarters of fiscal 2003, Janel projects that gross revenues for its fiscal year ending September 30, 2003 will exceed $50 million, up from $44.9 million reported in fiscal 2002.


     Janel has developed a business plan and a strategy to grow its revenues and profitability through its fiscal year ending September 30, 2003. The company's strategy includes plans to: open additional branch offices both domestically and in Southeast Asia; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Certain elements of the company's growth strategy, principally proposals for acquisition, are contingent upon the availability of adequate financing at terms acceptable to the company. The company has to date been unable to secure long-term financing at terms it deems acceptable, and cannot presently anticipate when or if such financing will become available. Therefore, the implementation of significant aspects of the company's strategic growth plan may be deferred beyond the originally anticipated timing.


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of shareholders during the second fiscal quarter ended March 31, 2003.

Item 6. Exhibits And Reports on Form 8-K.

        (a) Exhibits required by item 601 of Regulation S-K.

            Exhibit
            Number    Description of Exhibit
            ------    ----------------------

            99.1 Officers' certification pursuant to the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2003

                             JANEL WORLD TRADE, LTD.


                             By: /s/ James N. Jannello
                                 ------------------------------
                                 James N. Jannello
                                 Chief Executive Officer

                                                                    Exhibit 99.1

                        Sarbanes-Oxley Act Certifications

     I, James N. Jannello, Executive Vice President and Chief Executive Officer of Janel World Trade, Ltd., certify that:

1. I have reviewed this periodic report on Form 10-Q of Janel World Trade, Ltd.;

2. Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;

3. Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this periodic report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this periodic report (the "Evaluation Date"); and

     c)  presented  in  this   periodic   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this periodic report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003              /s/ James N. Jannello
                                -----------------------------------------------
                                James N.  Jannello,  Executive Vice President
                                & Chief Executive Officer

     I, Stephen P. Cesarski, President and Chief Operating Officer of Janel World Trade, Ltd., certify that:

1. I have reviewed this periodic report on Form 10-K of Janel World Trade, Ltd.;

2. Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;

3. Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this periodic report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this periodic report (the "Evaluation Date"); and

     c)  presented  in  this   periodic   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this periodic report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                          /s/ Stephen P. Cesarski
                                            --------------------------------
                                            Stephen P. Cesarski, President
                                            & Chief Operating Officer

     I, Linda Bieler, Controller and Chief Financial and Accounting Officer of Janel World Trade, Ltd., certify that:

1. I have reviewed this periodic report on Form 10-K of Janel World Trade, Ltd.;

2. Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;

3. Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this periodic report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this periodic report (the "Evaluation Date"); and

     c)  presented  in  this   periodic   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this periodic report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                            /s/ Linda Bieler
                                              ----------------------------------
                                              Linda Bieler, Controller & Chief
                                              Financial and Accounting Officer