Form 10-Q
period 2003-06-30
JANEL WORLD TRADE LTD
filed 2003-08-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X. QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2003

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant is an accelerated  filer (as
defined in Rule 12-2 of the Exchange Act). Yes   No X
                                              ---  ---

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,843,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

      (a) Janel's unaudited, interim financial statements for its second fiscal quarter (the nine months and three months ended June 30, 2003) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the second quarter will be found at
Item 2, following the financial statements.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                              JUNE 30, 2003     SEPTEMBER 30, 2002
                                                                                                ----------           ----------
                                                                                               (Unaudited)            (Audited)
                                                                ASSETS
CURRENT ASSETS:
  Cash                                                                                          $1,214,211           $1,198,941
  Accounts receivable                                                                            3,797,046            3,059,550
  Marketable securities                                                                             39,165               33,523
  Loans receivable - officers                                                                      187,429              159,532
                              - other                                                               17,692               19,325
  Prepaid expenses and sundry current assets                                                       138,479               98,842
                                                                                                ----------           ----------
     TOTAL CURRENT ASSETS                                                                        5,394,022            4,569,713
                                                                                                ----------           ----------
PROPERTY AND EQUIPMENT, NET                                                                        117,701              107,876
SECURITY DEPOSITS                                                                                   52,883               48,707
                                                                                                ----------           ----------
     TOTAL ASSETS                                                                               $5,564,606           $4,726,296
                                                                                                ==========           ==========
                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable - bank                                                                           $  800,000           $  300,000
  Accounts payable                                                                               1,970,651            1,758,204
  Accrued expenses and taxes payable                                                               205,546              281,274
  Current portion of long-term debt                                                                  4,979               11,898
                                                                                                ----------           ----------
     TOTAL CURRENT LIABILITIES                                                                   2,981,176            2,351,376
                                                                                                ----------           ----------
 DEFERRED COMPENSATION                                                                              78,568               78,568
                                                                                                ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
    225,000,000 shares authorized
    16,843,000 and 16,801,000 shares issued and
      outstanding at June 30, 2003 and September 30, 2002                                           16,843               16,801
  Additional paid-in capital                                                                       498,863              483,296
  Retained earnings                                                                              1,989,156            1,796,255
                                                                                                ----------           ----------
     TOTAL STOCKHOLDERS' EQUITY                                                                  2,504,862            2,296,352
                                                                                                ----------           ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $5,564,606           $4,726,296

================================================================================
         See notes to financial statements, which are an integral part of these financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
================================================================================

                                                                     NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                                          JUNE 30,                              JUNE 30,
                                                              -------------------------------       -------------------------------
                                                                  2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
REVENUES:
  Forwarding revenue                                          $ 40,529,477       $ 30,999,567       $ 14,949,933       $ 11,456,431
  Interest and dividends                                            17,189              9,027              2,930                878
                                                              ------------       ------------       ------------       ------------
          TOTAL REVENUES                                        40,546,666         31,008,594         14,952,863         11,457,309
                                                              ------------       ------------       ------------       ------------
COSTS AND EXPENSES:
  Forwarding expenses                                           35,964,641         26,940,160         13,371,161         10,103,182
  Selling, general and administrative                            4,285,554          3,953,251          1,474,782          1,283,417
  Interest                                                          13,761             16,333              3,601              3,798
                                                              ------------       ------------       ------------       ------------
          TOTAL COSTS AND EXPENSES                              40,263,956         30,909,744         14,849,544         11,390,397
                                                              ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                                         282,710             98,850            103,319             66,912
Income taxes                                                       113,000             34,500             41,000             23,500
                                                              ------------       ------------       ------------       ------------
NET INCOME                                                    $    169,710       $     64,350       $     62,319       $     43,412
                                                              ============       ============       ============       ============
OTHER COMPREHENSIVE INCOME
(LOSS), NET OF TAX:
  Unrealized gain (loss) from available
  for sale securities                                         $      5,181       $      1,322       $      5,617       $     (3,064)
                                                              ============       ============       ============       ============
Basic and diluted earnings per share                          $     .01008       $     .00429       $     .00370       $     .00289
                                                              ============       ============       ============       ============
Weighted number of shares outstanding                           16,838,231         15,000,000         16,843,000         15,000,000
                                                              ============       ============       ============       ============

================================================================================
         See notes to financial statements, which are an integral part of these financial statements

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
================================================================================

                                                                                                   NINE MONTHS ENDED JUNE 30,
                                                                                              -------------------------------------
                                                                                                   2003                     2002
                                                                                               -----------              -----------
OPERATING ACTIVITIES:
  Net income                                                                                   $   169,710              $    65,672
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Stock issued for services                                                                     15,609                     --
      Depreciation and amortization                                                                 39,618                   41,461
    Changes in operating assets and liabilities:
      Accounts receivable                                                                         (737,496)                (523,677)
      Prepaid expenses and sundry current assets                                                   (39,637)                 (80,126)
      Security deposits                                                                             (4,176)                     193
      Accounts payable and accrued expenses                                                        136,719                  161,407
                                                                                               -----------              -----------
NET CASH USED IN OPERATING ACTIVITIES                                                             (419,653)                (335,070)
                                                                                               -----------              -----------
INVESTING ACTIVITIES:
  Acquisition of property and equipment, net                                                       (49,443)                  (1,779)
  Purchase of marketable securities                                                                   (461)                  (1,944)
                                                                                               -----------              -----------
NET CASH USED IN INVESTING ACTIVITIES                                                              (49,904)                  (3,723)
                                                                                               -----------              -----------
FINANCING ACTIVITIES:
  Increase in loans receivable                                                                     (26,264)                 (44,105)
  Proceeds from sale of common stock                                                                18,010                     --
  Repayment of long-term debt, net                                                                  (6,919)                 (71,176)
  Bank borrowing                                                                                   500,000                  (25,000)
                                                                                               -----------              -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                484,827                 (140,281)
                                                                                               -----------              -----------
INCREASE (DECREASE)  IN CASH                                                                        15,270                 (479,074)
CASH - BEGINNING OF PERIOD                                                                       1,198,941                1,429,082
                                                                                               -----------              -----------
CASH - END OF PERIOD                                                                           $ 1,214,211              $   950,008
                                                                                               ===========              ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                                                             $    13,761              $    16,333
                                                                                               ===========              ===========
          Income taxes                                                                         $   142,472              $    32,896
                                                                                               ===========              ===========
      Non-cash investing activities:
          Unrealized gain (loss) on marketable securities                                      $     5,181              $     1,322
                                                                                               ===========              ===========

================================================================================
         See notes to financial statements, which are an integral part of these financial statements

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)
================================================================================

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

2        GENERAL COMMENTS

         a. In October 2002 the Company issued 42,000 unregistered shares of common stock as payment for legal services.

         b. On December 12, 2002, the Company adopted the "Janel World Trade Ltd. Stock Option Incentive Plan" (the "Plan") reserving 1,600,000 shares of the Company's $.001 par value common stock for stock options. No options have been granted under this plan.

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

         3. In March 2003 the Company increased its line of credit with a bank from $400,000 to $1,500,000. Advances under this facility bear interest at prime plus 1% per annum, are due on March 31, 2004 and are collateralized by substantially all assets of the Company. In addition, all borrowing under this agreement is personally guaranteed by certain stockholders of the Company.

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

OVERVIEW

         The following discussion and analysis addresses the results of operations for the three months ended June 30, 2003, as compared to the results of operations for the three months ended June 30, 2002. The discussion and analysis then addresses the results of Janel's operations for the nine months ended June 30, 2003, as compared to the results of operations for the nine months ended June 30, 2002. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

RESULTS OF OPERATIONS

         Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers-customs brokerage services, warehousing and distribution services, and other value-added logistics services.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         REVENUES. Total revenues for the third quarter of fiscal 2003 were $14,952,863 as compared to $11,457,309 for the same period of 2002, a year-over-year increase of $3,495,554, or 30.5%. The higher level of revenues was primarily due to the both greater shipping activity across the company's base of customers, in particular, among its customers in the wearing apparel/finished garments industry, as well as the higher overall level of international trade in third quarter fiscal 2003 as compared to third quarter fiscal 2002.

         FORWARDING EXPENSE. Forwarding expenses are primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expenses also include any duties and/or trucking charges related to the shipments. For the third quarter of fiscal 2003, forwarding expenses increased by $3,267,979, or 32.3%, to $13,371,161, as compared to $10,103,182 for the third quarter of fiscal 2002. The percentage increase was generally consistent with the increased level of forwarding revenues year-over-year, although forwarding expenses as a percentage of forwarding revenues did increase slightly from 88.2% to 89.4% year-over-year, mainly reflecting a pass-through of higher rates paid by Janel to its cargo carriers, while the company's ability to obtain increased margins was limited by competitive conditions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. As a percentage of revenues, selling, general and administrative expense in third quarter of fiscal 2003 declined 134 basis points to 9.86%, as compared to 11.20% in the prior year's comparable period. However, in absolute dollar terms, SG&A expense increased $191,365, or 14.9%, to $1,474,782 in the third quarter of fiscal 2003, as compared to $1,283,417 in the third quarter of fiscal 2002. The year-over-year dollar increase in SG&A incurred by Janel primarily reflected three factors: 1) incremental sales commissions payable on the $3.5 million increase in year-over-year revenues; 2) the incremental costs of being a publicly- held company in fiscal 2003, but not in the third quarter of fiscal 2002 before the company became publicly-held, and 3) to a lesser extent, some incremental expenses related to the headcount expansion of the company's Los Angeles office in June 2003.

         INCOME BEFORE TAXES. Janel's income before taxes for the fiscal 2003 third quarter rose $36,407 from $66,912 in 2002 to $103,319 in 2003, or by
54.4%. On a percentage-of-revenue basis, the year-over-year increase in forwarding expenses was more than offset by the decreases in SG&A and interest expenses. Consequently, the pretax profit margin on net revenue (total revenues less forwarding expenses) increased by 159 basis points year-over-year from 4.94% in fiscal 2002 to 6.53% in fiscal 2003.

         INCOME TAXES. The effective income tax rate in both the 2003 and 2002 periods reflects the U.S. federal statutory rate and applicable state income taxes.

         NET INCOME. Net income for the third quarter of fiscal 2003 was $62,319, an increase of $18,907, or 43.6%, as compared to net income of $43,412 for the third quarter of fiscal 2002. This reflects an increase in Janel's net profit margin (net income as a percent of net revenues) of 73 basis points from 3.21% in the third quarter of fiscal 2002 to 3.94% in the third quarter of fiscal 2003.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

         REVENUES. Total revenues for the nine months ended June 30, 2003, were $40,546,666, an increase of $9,538,072, or 30.8%, as compared to $31,008,594 for the first nine months of fiscal 2002. The increase in revenues in fiscal 2003 was primarily due to increased business activity across the company's customer base and generally improved year-over-year international trade versus the fiscal 2002 period, which covered the first nine months following the events of September 11, 2001.

         FORWARDING EXPENSE. For the nine months ended June 30, 2003, forwarding expenses were $35,964,641. This represented an increase of $9,024,481, or 33.5%, as compared to the $26,940,160 of forwarding expenses incurred for the nine months ended June 30, 2002. The percentage increase was essentially consistent with the increase in total forwarding revenues for the nine months ended June 30, 2003, as compared to 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine-month periods ended June 30, 2003 and 2002, selling, general and administrative expenses were $4,285,554 and $3,953,251, respectively. This represents a year-over-year increase of $332,303, or 8.4%. The increase in SG&A expense year-over-year from the respective nine months of fiscal 2002 primarily reflected: 1) incremental expenses incurred by the company subsequent to becoming a public company in July 2002; 2) higher sales commissions payable on the increased level of year-over-year sales; 3) some one-time expenses incurred in relation to the relocation of the company's corporate accounting function into new offices in the second quarter of fiscal 2003, and 4) incremental expenses related to the headcount expansion in the Los Angeles office incurred beginning in June 2003.

         INCOME BEFORE TAXES. Janel's income before taxes rose $183,860, or 186.0%, to $282,710 for the nine months ended June 30, 2003, as compared to $98,850 for the nine months ended June 30, 2002. Janel's pretax profit margin on net revenue (total revenues less forwarding expenses) increased by 374 basis points from 2.43% for the nine months ended June 30, 2002 to 6.17% in the nine months ended June 30, 2003.

         INCOME TAXES. The effective income tax rate in both the 2003 and 2002 periods reflects the U.S. federal statutory rate and applicable state income taxes.

         NET INCOME. Net income for the nine months ended June 30, 2003, was $169,710, up $105,360, or 163.7%, as compared to $64,350 for the nine months ended June 30, 2002. Janel's net profit margin (net income as a percentage of net revenues) increased by 212 basis points from 1.58% in the nine months ended June 30, 2002 to 3.70% in the nine months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the nine months ended June 30, 2003, Janel's primary requirements for working capital have been directly related to the funding of increased accounts receivable and prepaid expenses partially offset by increased accounts payable and accrued expenses.

         For the nine months ended June 30, 2003, Janel's primary uses of cash for operating activities were to finance increases in its accounts receivable by $737,496 and in prepaid expenses and sundry current assets by $39,637. These uses of cash for operating activities for the nine months ended June 30, 2003 were somewhat offset by an increase in accounts payable of $212,447. For financing activities, Janel increased a note payable by $500,000 and loans receivable by $26,264.

         In March 2003, the company increased its line of credit with a bank from $400,000 to $1,500,000. Management believes anticipated cash flow from operations and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs. At June 30, 2003, Janel had $700,000 of available borrowing remaining under a line of credit with a bank, pursuant to which it may borrow up to $1,500,000 bearing interest at prime plus one percent per annum, which is collateralized by substantially all the assets of the company and personally guaranteed by certain shareholders of the company.

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

         Based upon the results for the nine months ended June 30, 2003, and its current expectations for the fourth quarter of fiscal 2003, Janel projects that gross revenues for its fiscal year ending September 30, 2003 will exceed $55 million, up from $44.9 million reported in fiscal 2002.

         Janel is continuing to implement its business plan and strategy to grow its revenues and profitability through its fiscal year ending September 30, 2003 and beyond. The company's strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Certain elements of the company's growth strategy, principally proposals for acquisition, are contingent upon the availability of adequate financing at terms acceptable to the company. The company is continuing in its efforts to secure long-term financing, but has to date been unable to complete any such financing transactions at terms it deems acceptable, and cannot presently anticipate when or if such financing will become available. Therefore, the implementation of significant aspects of the company's strategic growth plan may be deferred beyond the originally anticipated timing.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

         As required by Rule 13a-15 under the Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the Company's periodic SEC filings.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Act is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Controls.

         There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of shareholders during the third fiscal quarter ended June 30, 2003.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required by item 601 of Regulation S-K.

                  Exhibit
                  Number           Description of Exhibit
                  -------          ----------------------
                  31               Rule 13(a)-14(a)/15(d)-14(a) Certifications.

                  32               Section 1350 Certification.

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

August 14, 2003

                                            JANEL WORLD TRADE, LTD.

                                            By:  /s/ James N. Jannello
                                                 ---------------------------
                                                 James N. Jannello
                                                 Chief Executive Officer