Form 10-K
period 2003-09-30
JANEL WORLD TRADE LTD
filed 2003-12-31
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: September 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from:

                          Commission File No. 333-60608

                             JANEL WORLD TRADE, LTD.
                 (Name of small business issuer in its charter)

            Nevada                                       86-1005291
(State of other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


    150-14 132nd Avenue, Jamaica, NY                        11434
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        (718) 527-3800


Securities issued pursuant to Section 12(b) of the Act:

                                                    Name of exchange on
      Title of each class                             which registered
      -------------------                           -------------------

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

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [_]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,246,180 (last sale as of 3/31/03)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

         Janel conducts its business through a network of company-operated facilities and independent agent relationships in most trading countries. During fiscal 2003 (Janel's fiscal year ends September 30), the company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $56.9 million in 2003, $44.8 million in 2002 and $46.7 million in 2001. In fiscal 2003, approximately 65% of revenue related to import activities, 10% to export, 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking. By market, the company's revenue in fiscal 2003 derived from three principal industries: consumer wearing apparel/textiles - approximately 30-35% (unchanged from 2002); machines/ machine parts - approximately 25-30% (5% less than 2002); household appliances - approximately 15% (unchanged from 2002); and sporting goods and accessories - approximately 5% (increased from 2002).

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

         In 2000, the Janel opened the office in Shanghai, China, followed by the opening of the Hong Kong office in 2001 and the opening of an office in Shenzhen, China in 2003.

         In June and July 2002, the corporate parent, C and N Corp., entered into and completed a reverse merger transaction with Wine Systems Design, Inc. in which it formally changed its state of incorporation from Delaware to Nevada, changed its corporate name to Janel World Trade, Ltd. and became a public company traded on the Nasdaq Bulletin Board under the symbol "JLWT."

         The company operates out of five leased locations in the United States:
Jamaica, New York (headquarters); Lynbrook, New York (accounting); Elk Grove Village (Chicago, Illinois); Forest Park (Atlanta, Georgia); and Inglewood (Los Angeles, California). Each Janel office is managed independently, with each manager having over 20 years experience with the company. Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the company's network. Janel's President, Stephen P. Cesarski, and its Executive Vice President, James N. Jannello, each personally own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. Janel Miami (Florida) and Janel Bangkok (Thailand) operate only as franchises under the Janel name, but are not otherwise affiliated with the company's corporate network. Mr. Jannello, Janel's Executive Vice President, owns 50% of the Janel Miami office.

   Freight Forwarding and Related Services

         As a cargo freight forwarder, Janel procures shipments from its customers, consolidates shipments bound for a particular destination from a common place of origin, determines the routing over which the consolidated shipment will move, selects a carrier (air, ocean, land) serving that route on the basis of departure time, available cargo capacity and rate, and books the consolidated shipment for transportation with the selected carrier. In addition, Janel prepares all required shipping documents, delivers the shipment to the transporting carrier and, in many cases, arranges clearance of the various components of the shipment through customs at the final destination. If so requested by its customers, Janel will also arrange for delivery of the individual components of the consolidated shipment from the arrival terminal to their intended consignees.

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

         Janel has over 27 years of experience clearing a wide range of goods through U.S. Customs, from automobiles to heavy machinery to textiles. The company currently has nine fully licensed customs house brokers on staff. Janel is fully certified with U.S. Customs for both ABI and AES transmissions. The company has established an active "correspondent Customs House Broker Network" of individuals specially chosen for their ability to service customers throughout those locations in the United States where Janel does not have its own branch office. In addition, the company regularly works with a group of proven independent attorneys, whose specialization in transportation, U.S. Customs law and classifications has resulted in substantial savings to customers.

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

   Information Systems

         In May 2000, Janel upgraded its information system hardware to an IBM AS 400 system that is utilized by all of its offices in the United States. The company's information technology capabilities also include DCS/HBU Logistics software, a T-1 online national network and a nationwide in-house e-mail network. These systems enable Janel to perform in-house computer tracking and to offer customers landed-cost calculations and online Internet information availability via the company's websites relative to the tracking and tracing of customer shipments.

   Customers, Sales and Marketing

         While Janel's customer base represents a multitude of diverse industry groups, the bulk of the company's shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2003, the company shipped goods and provided logistics services for approximately 1,000 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the company's franchise or agent relationships. The company's six largest accounts are: The Conair Corporation, Depa International, FAG Bearings Corporation, Ralph Lauren Childrenswear, Heidelberg USA and Modell's Sporting Goods.

         James N. Jannello and Stephen P. Cesarski are principally responsible for the marketing of the company's services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

   Employees

         As of September 30, 2003, Janel employed 65 people; 30 in its Jamaica, New York headquarters; 5 in Lynbrook, New York; 8 in Elk Grove Village,
Illinois; 6 in Forest Park, Georgia; and 16 in Inglewood, California. Approximately 47 of the Company's employees are engaged principally in operations, 11 in finance and administration and 7 in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

   Cargo Liability

         When acting as an airfreight consolidator, Janel assumes a carrier's liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value ($9.07 per pound unless the customer declares a higher value and pays a surcharge), excepted for loss or damages caused by willful misconduct in the absence of an appropriate airway bill. The airline that the company utilizes to make the actual shipment is generally liable to Janel in the same manner and to the same extent. When acting solely as the agent of an airline or shipper, Janel does not assume any contractual liability for loss or damage to shipments tendered to the airline.

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

Risk Factors

1.  We  May  Not  Be  Successful  in  Growing   Either   Internally  or  Through
Acquisitions.

         Our growth strategy primarily focuses on internal growth in domestic and international freight forwarding, local pick up and delivery, customs brokerage and acquisitions. Our ability to grow will depend on a number of factors, including:

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

         - major work stoppages, such as the 2002 West Coast work stoppage;

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

         Demand for our services had been adversely affected by negative conditions in the United States economy or the industries of our customers. A substantial number of our principal customers are in the household products, garments, industrial equipment, telecommunications and related industries, and their business had been adversely affected, particularly during the 2001-2002 period. These customers collectively account for a substantial percentage of our revenues. Adverse conditions or worsening conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in the shipment volume and business levels of our customers. Either of these events could negatively affect our financial results. Adverse economic conditions outside the United States can also have an adverse effect on our customers and our business. We expect that demand for our services, and consequently our results of operations, will be sensitive to domestic and global economic conditions and other factors beyond our control.

5. The Terrorist Attacks on September 11, 2001, Have Created Economic, Political and Regulatory Uncertainties, Some of Which May Materially Harm Our Business and Prospects and Our Ability to Conduct Business in the Ordinary Course.

         The terrorist attacks that took place in the United States on September 11, 2001, have adversely affected many businesses, including our business. The national and global responses to these terrorist attacks, which are varied and unpredictable, may materially adversely affect us in ways we cannot currently predict. Some of the possible future effects include reduced business activity by our customers, increased shipping costs, changes in security measures or regulatory requirements for air and other travel and reductions in available commercial flights that may make it more difficult for us to arrange for the transport of our customers' freight and increased credit and business risk for customers in industries that were severely affected by the attacks.

6. Our Ability to Serve Our Customers Depends on the Availability of Cargo Space from Third Parties.

         Our ability to serve our customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that we use. Shortages of cargo space are most likely to develop around holidays and in especially heavy shipment lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular transportation lanes at particular times. This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond our control. Our future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines or ocean carriers for cargo space.

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

11. Our Stock Price Is Subject to Volatility.

         Our common stock trades on the OTC Bulletin Board under the symbol "JLWT." The market price of our common stock has been subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

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

Item 2.  Properties

         Janel leases all of its office facilities. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2010, and an annual base rent of $132,300 through January 31, 2005, and $145,500 thereafter. Its administrative office in Lynbrook, New York is approximately 1,318 square feet and is occupied under a lease which expires February 28, 2008, with an annual rent of $35,000 for 2004, which increases to $38,000 in the last year of the lease. Janel's Illinois office occupies approximately 2,063 square feet with an additional 800 square feet of warehouse space under a lease which expires June 30, 2005, with an annual rent of $30,000. Janel's Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires in August 31, 2006 with an annual rent of $29,000. Janel's Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires in June 2007 with an annual rent of $61,380. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         There was no submission of matters to a vote of security holders during the company's fiscal year ended September 30, 2003.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid prices for the company's common stock as reported on the OTC Bulletin Board for the periods indicated. Quotations do not necessarily represent actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal 2003            High Bid       Low Bid
--------------         --------       -------
First Quarter           $ .67          $ .24

Second Quarter          $ .35          $ .21

Third Quarter           $ .67          $ .26

Fourth Quarter          $ .85          $ .52





Fiscal 2002            High Bid       Low Bid
--------------         --------       -------
First Quarter              --             --

Second Quarter             --             --

Third Quarter           $ .05          $ .01

Fourth Quarter          $2.25          $ .05

         At December 1, 2003, the company had 57 holders of record and approximately 600 beneficial holders of its shares of common stock. On December 24, 2003, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $.90 per share.

         Securities which were issued or sold by the Registrant within the past three years and which were not registered under the Securities Act of 1933 (the "Securities Act"), are as follows:

         On July 22, 2002, Janel's Board of Directors authorized the sale and issuance of up to 1,803,000 shares of restricted common stock for a purchase price of $.01 per share to a list of 43 employees and five consultants as an incentive for performance. A total of 1,801,000 shares were purchased for an aggregate cash consideration of $18,010, all of which was applied to the company's general working capital.

         On October 28, 2002, Janel's Board of Directors approved an agreement for the sale and issuance of 42,000 shares of restricted common stock to the company's attorneys in consideration for a reduction of $15,609 of outstanding legal fees and costs, which was satisfied by the issuance and delivery of the shares.

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

Item 6.  Selected Financial Data

                                                        Year Ended September 30,

------------------------------------------------------------------------------------------------------------------------------
                                               2003            2002                2001              2000              1999
------------------------------------------------------------------------------------------------------------------------------
Freight Forwarding Revenues               $ 56,916,276      $ 44,848,442       $ 46,650,094      $ 53,160,777     $ 46,862,628
                                          ------------      ------------       ------------      ------------     ------------
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                         $    196,787      $   (118,783)      $     38,966      $   (130,647)    $     12,632
                                          ------------      ------------       ------------      ------------     ------------
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) per common share        $     0.0117      $    (0.0077)           N/A               N/A              N/A
                                          ------------      ------------       ------------      ------------     ------------
------------------------------------------------------------------------------------------------------------------------------
Total Assets                              $  5,798,260      $  4,726,296       $  4,732,370      $  5,038,883     $  5,095,406
                                          ------------      ------------       ------------      ------------     ------------
------------------------------------------------------------------------------------------------------------------------------
Long-Term Obligations                     $     78,568      $     78,568       $    153,619      $    212,343     $    260,493
                                          ------------      ------------       ------------      ------------     ------------
------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared
------------------------------------------------------------------------------------------------------------------------------
  per common share                             N/A               N/A                N/A               N/A              N/A
                                          ------------      ------------       ------------      ------------     ------------
------------------------------------------------------------------------------------------------------------------------------

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

   Overview

         Janel operates its business as a single segment primarily comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

         The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2003, as compared to the results of operations for the fiscal year ended September 30, 2002; the fiscal year ended September 30, 2002 as compared to the results of operations for the fiscal year ended September 30, 2001; and the results of operations for the fiscal year ended September 30, 2001, as compared to the results of operations for the fiscal year ended September 30, 2000. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations - Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

         Revenue.

         Total forwarding revenue for fiscal 2003 was a record $56,916,276 as compared to $44,848,442 for fiscal 2002, a year-over-year increase of $12,067,834, or 26.9%. The increase in revenue was primarily due to the general improvement in international trade during fiscal 2003 in all of the principal industry sectors served by the company, in particular, wearing apparel and finished garments, household electronics and sporting goods and accessories. During fiscal 2003, the company substantially increased its overall business activities with existing clients as well as through the addition of new clients, with the company having serviced approximately 1,000 individual clients accounting for approximately 28,000 shipments, as compared to approximately 700 individual clients accounting for approximately 25,000 shipments in fiscal 2002. Net revenue (forwarding revenue minus forwarding expenses) in fiscal 2003 was a record $6,315,977, an increase of $492,652 or 8.5%, as compared to $5,823,325 in fiscal 2002.

         Forwarding Expense.

         Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2003, forwarding expense increased by $11,575,182, or 29.7%, to $50,600,299 as compared to $39,025,117 for fiscal year 2002.
Forwarding expense increased year-over-year at a slightly higher percentage than forwarding revenue because, in fiscal 2003, a somewhat higher proportion of the company's total shipments utilized ocean freight, for which the company earns slightly lower margins than for air freight.

         Selling, General and Administrative Expense.

         Selling, general and administrative expense increased $385,007, or 6.9%, to $5,956,591 in fiscal 2003 as compared to $5,571,584 in fiscal 2002.
However, as a percentage of revenue, SG&A expense in fiscal 2003 was 10.46%, an improvement of 196 basis points as compared to 12.42% as a percentage of revenue in fiscal 2002.

         Income from Operations.

         Janel's income from operations rose $105,880, or 45.9%, to a record $336,652 in fiscal 2003 as compared to $230,682 in fiscal 2002. The relatively greater percentage increase in operating income as compared to year-over-year revenue generally reflects the positive leverage effect derived from the largely fixed nature of SG&A expense. The operating income margin (income from operations divided by net revenue) improved by 137 basis points to 5.33% in fiscal 2003 from 3.96% in fiscal 2002.

         Impairment Loss.

         In the fourth quarter of fiscal 2002, Janel booked a nonrecurring, non-cash charge of $250,000 for an impairment loss related to the company's July 26, 2002 reverse merger transaction with Wine Systems Design, Inc. ("WSD"), through which Janel World Trade, Ltd. became a publicly traded company. Under the terms of the transaction, 4,000,000 shares of Janel common stock remaining with the former WSD shareholders were assigned a value of $250,000 representing the estimated fair value of the transaction. This amount, which represented the cost of the acquisition over the fair value of net assets acquired, was attributed to goodwill. The goodwill was subsequently reviewed for impairment and was written off. No similar charge was incurred in fiscal 2003.

         Income (Loss) Before Income Taxes.

         Income before taxes in fiscal 2003 was a record $356,287, the same as income from operations, as compared to a loss before taxes of $(9,283) in fiscal 2002. This represented a year-to-year improvement of $365,570. As discussed above, fiscal 2002 income before income taxes included the effect of the non-recurring charge for impairment loss of $250,000 in that year's fourth quarter. Excluding the effect of the impairment loss and interest and dividend income, Janel's income before taxes in fiscal 2002 would have been the same as its income from operations, i.e., $230,682.

         Income Taxes.

         The effective income tax rate in both fiscal 2003 and fiscal 2002 reflects the U.S. federal statutory rate and applicable state income taxes. The charge for impairment loss in fiscal 2002 was non-tax deductible and, therefore, did not affect the company's provision for income taxes in that year.

         Net Income (Loss).

         For fiscal 2003, Janel reported record net income of $196,787, an increase of $315,570 as compared to the reported net loss of $(118,783) in fiscal 2002, which included the effect of the one-time impairment loss described above. However, excluding the effect of the charge for impairment loss, the company's net income for fiscal 2002 would have been $131,217. Janel's net profit margin (net income as a percent of net revenue) was 3.12% in fiscal 2003, an improvement of 516 basis points as compared to (2.04)% in fiscal 2002 (or an improvement of 87 basis points as compared to 2.25% in fiscal 2002, excluding the impairment loss).

Results of Operations - Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

         Revenue.

         Total  revenue  for  fiscal  2002  was   $44,848,442   as  compared  to
$46,650,094 for fiscal 2001, a year-over-year decrease of $(1,801,652), or

(3.9)%. The lower level of revenue was primarily due to the general decline in international trade over the course of the year following the events of September 11, 2001.

         Forwarding Expense.

         Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2002, forwarding expense decreased by $1,717,066, or 4.2%, to $39,025,117 as compared to $40,742,183 for fiscal year 2001. The
decline   was   consistent   with  the  lower   level  of   forwarding   revenue
year-over-year.

         Selling, General and Administrative Expense.

         Selling, general and administrative expense decreased $274,800, or 4.7%, to $5,571,584 in fiscal 2002 as compared to $5,846,384 in fiscal 2001. As a percentage of revenue, SG&A expense in fiscal 2002 at 12.42% remained essentially flat as compared to the prior year.

         Income from Operations.

         Primarily as a result of the proportionately greater percentage declines in forwarding and SG&A expenses relative to the percentage decline in revenue in fiscal 2002 as compared to fiscal 2001, Janel's income from operations rose $203,259, or 741.2%, to $230,682 in fiscal 2002 as compared to $27,423 in fiscal 2001. Despite the year-over-year decline in revenue, the operating income margin (i.e., based on income before taxes and other items) on net revenue (total forwarding revenue less forwarding expenses) increased by 350 basis points from 0.46% in fiscal 2001 to 3.96% in fiscal 2002.

         Impairment Loss.

         In the fourth quarter of fiscal 2002, Janel booked a non-recurring, non-cash charge of $250,000 for an impairment loss related to the company's reverse merger transaction with Wine Systems Design, Inc. ("WSD"), completed on July 26, 2002, and through which Janel World Trade, Ltd. became a publicly traded company. Under the terms of the transaction, 4,000,000 shares of Janel common stock were assigned a value of $250,000 representing the estimated fair value of the WSD public shell. This amount, which represented the cost of the acquisition over the fair value of net assets acquired, was attributed to goodwill. The goodwill was subsequently reviewed for impairment and was written off.

         Income (Loss) Before Income Taxes.

         Primarily as a result of the nonrecurring charge for impairment loss of $250,000, the company reported a loss before income taxes of $(9,283) in fiscal 2002 as compared to income before income taxes of $66,666 in fiscal 2001. Excluding the effect of the impairment loss, Janel's income before taxes in fiscal 2002 would have been $240,717, an increase of $174,051 or 261.1% as compared to income before taxes reported in fiscal 2001.

         Income Taxes.

         The effective income tax rate in both the fiscal 2002 and fiscal 2001 years reflects the U.S. federal statutory rate and applicable state income taxes. The charge for impairment loss was non-tax deductible and, therefore, did not affect the company's provision for income taxes.

         Net Income (Loss).

         For fiscal 2002, Janel reported a net loss of $(118,783), a decrease of $(157,749) as compared to reported net income of $38,966 in fiscal 2001. However, excluding the effect of the charge for impairment loss, the company's net income for fiscal 2002 would have been $131,217, an increase of $92,251 or 236.7% as compared to fiscal 2001. On the same basis, Janel's net profit margin (net income as a percent of net revenue) would have increased by 159 basis points from 0.66% in fiscal 2001 to 2.25% in fiscal 2002.

Results of Operations - Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

         Revenue.

         Forwarding revenue for fiscal 2001 were $46,650,094 as compared to $53,160,777 for fiscal 2000, a year-over-year decrease of $(6,510,683), or (12.2)%. The lower level of revenue was primarily due to the winding down and cessation in late 2000 of a contract under which Janel had supplied tower and container equipment and associated services to a telecom-related customer in Southeast Asia.

         Forwarding Expense.

         For fiscal year 2001, forwarding expense decreased by $6,278,073, or 13.4%, to $40,742,183 as compared to $47,020,256 for fiscal year 2000. The
decline   was   consistent   with  the  lower   level  of   forwarding   revenue
year-over-year.

         Selling, General and Administrative Expense.

         Selling, general and administrative expenses decreased $384,828, or 6.2%, to $5,846,384 in fiscal 2001 as compared to $6,231,212 in fiscal 2000.
Primarily due to the relatively fixed nature of year-over-year expenses associated with SG&A, when compared to the lower base of revenue in fiscal 2001, SG&A expense as a percentage of revenue in fiscal 2001 increased to 12.52% as compared to 11.72% in fiscal 2000.

         Income (Loss) Before Income Taxes.

         Primarily as a result of the proportionately greater percentage decline in forwarding expense relative to the percentage decline in revenue in fiscal 2001 as compared to fiscal 2000, the company reported income before income taxes of $66,666 in fiscal 2001 as compared to a loss before income taxes of $(102,847) in fiscal 2000. For fiscal 2001, the pretax income margin on net revenue (forwarding revenue less forwarding expenses) was 1.13% in fiscal 2001 versus a corresponding pretax income margin that was negative in fiscal 2000.

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

         Liquidity and Capital Resources

         Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the 12 months ended September 30, 2003, Janel's primary requirements for working capital have been directly related to the funding of increased accounts receivable.

         At September 30, 2003, cash decreased by $138,535 to $1,060,406 from $1,198,941 at September 30, 2002. For the 12 months ended September 30, 2003, Janel's primary use of cash in operating activities was to finance an increase in its accounts receivable by $1,248,272, partially offset by an increase in accounts payable and accrued expenses of $342,507 and an increase in prepaid expenses and sundry current assets of $40,998. For financing activities, Janel increased cash through bank borrowings of $500,000.

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

         At September 30, 2003, Janel had $700,000 ($100,000 as of September 30,
2002)of available borrowings remaining under a line of credit with a bank pursuant to which it may borrow up to $1,500,000 ($400,000 as of September 30,
2002) bearing interest at prime plus one-half of one percent, collateralized by certificates of deposit. Management believes anticipated cash flow from operations and availability under a line of credit is sufficient to meet the working capital and operating needs of its currently existing sources of business. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2004 and beyond, which encompasses a number of potential elements, as detailed below under "Current Outlook." To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional capital funding estimated at up to $6,000,000 during that period. There is no guarantee either that such additional capital as necessary to execute the company's business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

         Based upon the results for the fiscal year ended September 30, 2003, and its current operations, Janel projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2004 will grow by approximately 10-15% to approximately $62-$65 million.

         In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2004 and beyond through other avenues. The company's strategy for growth includes plans to: open additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Assuming successful execution of substantial elements of these growth strategies, the company projects that gross revenue for fiscal 2004 (which may approximate $100 million) could be significantly greater than its gross revenue for fiscal 2003, and that profitability will be commensurately greater than should Janel's fiscal 2003 results, as well.

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

         The decision to change independent auditors was the result of the reverse merger transaction (which is discussed in the company's Form 8-K Report dated July 16, 2002 and filed July 18, 2002) whereby Janel was acquired by Wine

Systems  Design,  Inc. The  independent  certifying  accountant  of Wine Systems
Design, Inc. had been Michael L. Stuck, CPA, P.C. The merger resulted in the business of Janel becoming the business of the company and the officers and directors of Janel becoming the officers and directors of the company. Paritz & Company, P.A. has been the independent certifying accountant of the corporate predecessor of Janel for many years and was therefore familiar with its financial books and records and accounting principles.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

         As required by Rule 13a-15 under the Act, within the 90 days prior to the filing date of this report, the company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the company's management, including the company's Executive Vice President and Chief Executive Officer, President and Chief Operating Officer, and Controller and Principal Financial and Accounting Officer. Based upon that evaluation, the company's Executive Vice President and Chief Executive Officer, President and Chief Operating Officer and Controller and Principal Financial and Accounting Officer, have concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

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

Item 10. Directors and Executive Officers of the Registrant

         The executive officers and directors of the Registrant are as follows:

Name                                Age          Position
----                                ---          --------
Stephen P. Cesarski                 58           President, Chief
                                                 Operating Officer and Director

James N. Jannello                   59           Executive Vice President,
                                                 Chief Executive Officer and
                                                 Director

William J. Lally                    50           Director

Ruth Werra                          62           Secretary

Linda Bieler                        42           Controller and Chief Financial
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

Item 11. Executive Compensation.

   Summary Compensation Table

         The following table sets forth, for the fiscal years ended September 30, 2003, 2002 and 2001, the cash compensation paid by the company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the company in all capacities in which they served.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
SUMMARY COMPENSATION TABLE

                                       ANNUAL
                                     COMPENSATION                                LONG-TERM COMPENSATION
                             -----------------------------                    ---------------------------
NAME AND
PRINCIPAL
POSITION                                                                        AWARDS                       PAYOUTS
                                                              OTHER ANNUAL    RESTRICTED     SECURITIES        LTIP     ALL OTHER
                                YEAR     SALARY      BONUS    COMPENSATION      STOCK        UNDERLYING      PAYOUTS   COMPENSATION
                                          ($)         ($)         ($)         AWARDS ($)    OPTIONS/ SARS       (#)         ($)
                             -------------------------------------------------------------------------------------------------------
Stephen Cesarski (1)            2001    155,680     45,000     21,415 (1)
  President                     2002    153,285     35,000     17,981 (1)
                                2003    164,085      6,080     41,772 (1)
------------------------------------------------------------------------------------------------------------------------------------
James Jannello (2)              2001    149,680     45,200     13,615 (2)
  Executive Vice President      2002    147,377     35,000     13,685 (2)
                                2003    160,337      6,080     50,729 (2)
------------------------------------------------------------------------------------------------------------------------------------
Noel J. Jannello (3)            2001    118,460                11,712 (3)
  Vice President                2002    118,436                 8,819 (3)
                                2003    124,426                13,913 (3)
------------------------------------------------------------------------------------------------------------------------------------
William Lally (4)               2001    100,560                 7,423 (4)
  Director                      2002    100,560                 4,075 (4)
                                2003    108,382                21,004 (4)
------------------------------------------------------------------------------------------------------------------------------------


(1) Includes $11,374, $9,783 and $8,774 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2003, 2002 and 2001, respectively, $26,002, $6,009 and $6,009 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2003, 2002 and 2001, respectively, $4,396, $2,189 and $1,703 of 401K paid on behalf of such individual for each of the fiscal years ended 2003, 2002 and 2001, respectively, $4,929 of profit-sharing contribution paid on behalf of such individual, respectively, for the fiscal year ended 2001.

(2) Includes $10,494, $5,761 and $1,211 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2003, 2002 and 2001, respectively, $35,895, $5,819 and $5,819 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2003, 2002 and 2001, respectively, $4,340, $2,105 and $1,656 of 401K paid on behalf of such individual for each of the fiscal years ended 2003, 2002 and 2001, respectively, $4,929 of profit-sharing contribution paid on behalf of such individual, respectively, for the fiscal year ended 2001.

(3) Includes $4,500, $4,500 and $4,500 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2003, 2002 and 2001, respectively, $6,496, $3,000 and $2,750 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2003, 2002 and 2001, respectively, $2,917, $1,319 and $948 of 401K paid on behalf of such individual for each of the fiscal years ended 2003, 2002 and 2001, respectively, $3,514 of profit-sharing contribution paid on behalf of such individual, respectively, for the fiscal year ended 2001.

(4) Includes $19,643, $4,075 and $4,075 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2003, 2002 and 2001, respectively, $1,361 and $314 of 401K paid on behalf of such individual for each of the fiscal years ended 2003 and 2001, respectively, $3,034 of profit-sharing contribution paid on behalf of such individual, respectively, for the fiscal year ended 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter


 The following table sets forth certain information regarding shares of common stock beneficially owned as of December 29, 2003, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock,
(ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of              Shares Beneficially          Percentage of
Beneficial Owner                         Owned             Stock Outstanding (1)
--------------------             -------------------       ---------------------
Stephen P. Cesarski                     5,500,000                   32.65%
150-14  132nd Avenue
Jamaica, NY 11434

James N. Jannello                       5,500,000                   32.65%
 150-14 132nd Avenue
Jamaica, NY 11434

William J.  Lally                       1,000,000                    5.94%
17 West 312th Deer Path Rd.
Bensenville, IL 60106

All Officers and Directors             12,050,000                   71.54%
as a Group  (5 persons)

----------
(1) All of these shares are owned of record.

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

         Savings and Stock Option Plans

         401(k) and Profit-Sharing Plan.

         The company maintains an Internal Revenue Code Section 401(k) salary deferral savings and profit-sharing plan (the "Plan") for all of its eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the Plan, the company may make matching contributions on behalf of the pre-tax contributions made up to a maximum of 25% of the participant's first 5% of compensation contributed as Elective Deferrals in the year. All participants are fully vested in their accounts in the Plan with respect to their salary deferral contributions, and are vested in company matching contributions at the rate of 20% after three years of service, 40% after four years of service, 60% after five years of service, 80% after six years of service, with 100% vesting after seven years of service.

         Stock Option Plan.

         On December 12, 2002, Janel's Board of Directors and majority of its shareholders approved and adopted the Janel World Trade, Ltd. Stock Option Incentive Plan (the "Option Plan") providing for options to purchase up to 1,600,000 shares of common stock for issuance to valued employees and consultants of the company as an incentive for superior performance.

         To date, no options have been granted under the Option Plan. The Option Plan is administered by the Board of Directors, which is authorized to grant incentive stock options and non qualified stock options to selected employees and consultants of the company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

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

         If a grantee's employment by, or provision of services to, the company shall be terminated, the Board of Directors may, in its discretion, permit the exercise of stock options for a period not to exceed one year following such termination of employment with respect to incentive stock options and for a period not to extend beyond the expiration date with respect to non qualified options, except that no incentive stock option may be exercised after three months following the grantee's termination of employment, unless due to death or permanent disability, in which case the option may be exercised for a period of up to one year following such termination.

         Transfer Agent.

         The company's current transfer agent is Executive Registrar, 3615 South Huron Street, Suite 104, Englewood, CO 80110.

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

         As of the fiscal year end of September 30, 2003, James N. Jannello was indebted to the company in the aggregate sum of $149,582 and William J. Lally was indebted to the company in the aggregate amount of $8,750. The officer loan to Mr. Jannello bears interest at 4% per annum. The officer loan to Mr. Lally is non-interest bearing. The officer loans are due on demand.

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

Item 14. Principal Accounting Fees and Services

         Audit Fees

         The aggregate fees billed by Paritz & Company, P.A. for the annual audit were $24,500 and $20,000 for the fiscal years ended September 30, 2003 and 2002, respectively, and their fees for review of the interim financial statements were $10,500 and $5,000 for the fiscal years ended September 30, 2003 and 2002, respectively.

         Financial Information Systems Design and Implementation Fees

         Paritz & Company, P.A. did not render any professional services to Janel World Trade, Ltd. for financial information systems design and implementation, as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X, during the fiscal years ended September 30, 2003 and 2002.

         All Other Fees

         The aggregate fees billed by Paritz & Company, P.A. for all other services rendered to Janel World Trade, Ltd. during the fiscal years ended September 30, 2003 and 2002, other than audit services, were $5,000 in each fiscal year. These "other fees" were for tax services.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Financial Statements

                  Independent Auditor's Report

                  Consolidated Balance Sheets as at September 30, 2003 and 2002

                  Consolidated Statement of Operations for the Years Ended September 30, 2003, 2002 and 2001

                  Consolidated Statement of Changes in Stockholders' Equity for the Years Ended September 30, 2003, 2002 and 2001

                  Consolidated Statement of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001

                  Notes to Consolidated Financial Statements

         (b)      Reports on Form 8-K.

                  Janel has not filed any Form 8-K report during the last quarter of the fiscal year ended September 30, 2003.

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

         10.1     Janel Stock Option Incentive Plan adopted December 12, 2002.

         23.1     Consent of Paritz & Company, P.A.

         23.2 Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.***

         99.1     Officers' Certifications pursuant to the Sarbanes-Oxley Act of
                  2002.

----------
         * Incorporated by reference to Exhibits filed as part of the Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.

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

December 30, 2003

                                     JANEL WORLD TRADE, LTD.

                                     By:/s/ James N. Jannello
                                        ---------------------------------------
                                     James N. Jannello, Executive Vice President
                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ James N. Jannello
-----------------------
James N. Jannello            Executive Vice President,         December 30, 2003
                             Chief Executive Officer
                             and Director

/s/ Stephen P. Cesarski
-----------------------
Stephen P. Cesarski          President, Chief Operating        December 30, 2003
                             Officer and Director

/s/ William J. Lally
-----------------------
William J. Lally             Director                          December 30, 2003

/s/ Linda Bieler
-----------------------
Linda Bieler                 Controller and Chief Financial    December 30, 2003
                             and Accounting Officer

/s/ Ruth Werra
-----------------------
Ruth Werra                   Secretary                         December 30, 2003

Paritz & Company, P.A.



================================================================================
                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York


         We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


Hackensack, New Jersey
November 25, 2003

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================


                                                                           SEPTEMBER 30,
                                                                   -----------------------------
                                                                      2003               2002
                                                                   ----------         ----------
                                     ASSETS

CURRENT ASSETS:
  Cash (Notes 1,6)                                                 $1,060,406         $1,198,941
  Accounts receivable, net of allowance for
      doubtful accounts of $30,000 in 2003                          4,307,822          3,059,550
  Marketable securities (Note 3)                                       41,093             33,523
  Loans receivable - officers  (Note 4)                               158,332            159,532
                   - other                                             18,479             19,325
  Prepaid expenses and sundry current assets                           57,844             98,842
                                                                   ----------         ----------
     TOTAL CURRENT ASSETS                                           5,643,976          4,569,713
                                                                   ----------         ----------
Property and equipment, net (Note 5)                                  102,930            107,876
                                                                   ----------         ----------
OTHER ASSETS:

  Security deposits                                                    51,354             48,707
                                                                   ----------         ----------
     TOTAL OTHER ASSETS                                                51,354             48,707
                                                                   ----------         ----------
     TOTAL ASSETS                                                  $5,798,260         $4,726,296
                                                                   ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank (Note 6)                                     $  800,000         $  300,000
  Accounts payable                                                  2,273,345          1,758,204
  Accrued expenses and taxes payable                                  108,640            281,274
  Current portion of long-term debt (Note 7)                            3,840             11,898
                                                                   ----------         ----------
     TOTAL CURRENT LIABILITIES                                      3,185,825          2,351,376
                                                                   ----------         ----------
OTHER LIABILITIES:

  Deferred compensation                                                78,568             78,568
                                                                   ----------         ----------
     TOTAL OTHER LIABILITIES                                           78,568             78,568
                                                                   ----------         ----------
STOCKHOLDERS' EQUITY (Note 8)                                       2,533,867          2,296,352
                                                                   ----------         ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $5,798,260         $4,726,296
                                                                   ==========         ==========

        The accompanying notes are an integral part of these consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                                                   YEAR ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------
                                                       2003                 2002                  2001
                                                  ------------         ------------          ------------
FREIGHT FORWARDING  REVENUES                      $ 56,916,276         $ 44,848,442          $ 46,650,094
                                                  ------------         ------------          ------------
COSTS AND EXPENSES:

  Forwarding expenses                               50,600,299           39,025,117            40,742,183
  Selling, general and administrative                5,956,591            5,571,584             5,846,384
  Interest                                              22,824               21,059                34,104
                                                  ------------         ------------          ------------
          TOTAL COSTS AND EXPENSES                  56,579,714           44,617,760            46,622,671
                                                  ------------         ------------          ------------
INCOME(LOSS) BEFORE OTHER ITEMS                        336,562              230,682                27,423
                                                  ------------         ------------          ------------
OTHER ITEMS:
  Impairment loss (Note 2)                                  --             (250,000)                   --

  Interest and dividend income                          19,725               10,035                39,243
                                                  ------------         ------------          ------------
     TOTAL OTHER ITEMS                                  19,725             (239,965)               39,243
                                                  ------------         ------------          ------------
INCOME(LOSS)  BEFORE INCOME TAXES                      356,287               (9,283)               66,666
Income taxes (Note 9)                                  159,500              109,500                27,700
                                                  ------------         ------------          ------------
NET INCOME (LOSS)                                 $    196,787         $   (118,783)         $     38,966
                                                  ============         ============          ============
BASIC AND DILUTED INCOME (LOSS) PER SHARE         $      .0117         $     (.0077)                  N/A
                                                  ============         ============          ============
WEIGHTED NUMBER OF SHARES OUTSTANDING               16,839,433           15,350,332                   N/A
                                                  ============         ============          ============

       The accompanying notes are an integral part of these consolidated financial statements

                    JANEL WORLD TRADE LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================


                                                                                                        ACCUMULATED
                                                                    ADDITIONAL             STOCK        OTHER
                                                 CAPITAL STOCK      PAID-IN     RETAINED   SUBSCRIPTION COMPREHENSIVE
                                             SHARES         $       CAPITAL     EARNINGS   RECEIVABLE   GAIN (LOSS)     TOTAL
                                           ----------   --------- -----------  ----------- -----------  -----------  -----------
BALANCE - SEPTEMBER 30, 2000                    1,000       3,200     228,887    1,912,125          --       13,304    2,157,516
Net income                                         --          --                   38,966          --                    38,966
Other comprehensive (losses):
  Unrealized losses on available-for-sale
    marketable securities                          --          --          --           --          --      (26,671)     (26,671)
                                           ----------   --------- -----------  ----------- -----------  -----------  -----------
BALANCE - SEPTEMBER 30, 2001                    1,000       3,200     228,887    1,951,091          --      (13,367)   2,169,811

Net loss                                           --          --                 (118,783)          --                 (118,783)
Effect of stock splits and return of
  shares (Note 2)                          14,999,000      11,800     238,200                                            250,000
Sale of common stock (Note 8)               1,801,000       1,801      16,209           --     (18,010)          --           --
Other comprehensive (losses):
  Unrealized losses on available-for-sale
    marketable securities                          --          --          --           --          --       (4,676)      (4,676)
                                           ----------   --------- -----------  ----------- -----------  -----------  -----------
BALANCE - SEPTEMBER 30, 2002               16,801,000      16,801     483,296    1,832,308     (18,010)     (18,043)   2,296,352
Net income                                         --          --                  196,787           --                  196,787
Stock subscription received                                                                     18,010                    18,010
Issuance of common stock (Note 8)              42,000          42      15,567           --          --           --       15,609
Other comprehensive gains:
  Unrealized gains on available-for-sale
    marketable securities                          --          --          --           --          --        7,109        7,109
                                           ----------   --------- -----------  ----------- -----------  -----------  -----------
BALANCE - SEPTEMBER 30, 2003               16,843,000      16,843 $   498,863  $ 2,029,095 $        --  $   (10,934) $ 2,533,867
                                           ==========   ========= ===========  =========== ===========  ===========  ===========


        The accompanying notes are an integral part of these consolidated financial statements

                    JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                      YEAR ENDED SEPTEMBER 30,
                                                          -----------------------------------------------
                                                              2003              2002              2001
                                                          -----------       -----------       -----------
OPERATING ACTIVITIES:
  Net income (loss)                                       $   196,787       $  (118,783)      $    38,966
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Impairment loss                                              --           250,000                --
      Stock issued for services                                15,609
      Depreciation and amortization                            55,892            84,561           122,799
    Changes in operating assets and liabilities:
      Accounts receivable                                  (1,248,272)         (321,037)          691,141
      Loans receivable                                          2,046           (19,338)           21,653
      Prepaid expenses and sundry current assets               40,998             9,897            71,611
      Accounts payable and accrued expenses                   342,507            36,462          (349,936)
      Other                                                    (2,647)              (56)            1,523
                                                          -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (597,080)          (78,294)          597,757
                                                          -----------       -----------       -----------
INVESTING ACTIVITIES:
  Acquisition of property and equipment, net                  (50,946)          (26,632)          (51,376)
  Purchase of marketable securities                              (461)             (607)           (7,306)
                                                          -----------       -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                         (51,407)          (27,239)          (58,682)
                                                          -----------       -----------       -----------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                  (8,058)          (99,608)          (93,872)
  Bank borrowings (repayment)                                 500,000           (25,000)          125,000
  Proceeds from sale of common stock                           18,010                --                --
                                                          -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           509,952          (124,608)           31,128
                                                          -----------       -----------       -----------
INCREASE (DECREASE)  IN CASH                                 (138,535)         (230,141)          570,203

CASH - BEGINNING OF YEAR                                    1,198,941         1,429,082           858,879
                                                          -----------       -----------       -----------
CASH - END OF YEAR                                        $ 1,060,406       $ 1,198,941       $ 1,429,082
                                                          ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH

    FLOW INFORMATION:
      Cash paid during the year for:
          Interest                                        $    22,824       $    21,059       $    34,104
                                                          ===========       ===========       ===========
          Income taxes                                    $   115,797       $     4,654       $    16,002
                                                          ===========       ===========       ===========
      Non-cash financing activities:
          Non-cash repayment of long-term debt            $        --       $    44,469       $        --
                                                          ===========       ===========       ===========


        The accompanying notes are an integral part of these consolidated financial statements

                    JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002
================================================================================

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business description

         The Company is primarily engaged in full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services and warehousing and distribution services.

         Basis of consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All inter company transactions and balances have been eliminated in consolidation.

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

         Marketable securities

         The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of mutual funds which are stated at market value, with unrealized gains and losses on such securities reflected as other comprehensive income (loss) in stockholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all securities are considered to be available for sale and are classified as current assets.

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

         Comprehensive income

         Comprehensive income encompasses all changes in stockholders' equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. As of September 30, 2003, accumulated other comprehensive income (loss) consists of unrealized losses on unrestricted available-for-sale marketable equity securities.

         Recent pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141,requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment.
         Intangible assets with finite useful lives will continue to be amortized over their respectful useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS
         121. The Company was required to adopt SFAS 144 no later than the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on its operating results or financial position.

2        ACQUISITION AND MERGERS

         Pursuant to an agreement and plan of merger dated as of June 17, 2002, C and N Corp. ("CN") was merged into Janel World Transport, Ltd.
         ("Janel"), a newly formed Nevada corporation having the same shareholders as CN. In connection therewith, the shareholders of CN were issued 11,000,000 shares of Janel common stock ("Janel shares").

         Pursuant to an agreement and plan of merger dated June 18, 2002 among Janel, Wine Systems Design, Inc. ("WSD"), a publicly owned Nevada corporation and WSD Acquisition, Inc. ("WSD Acquisition"), a Nevada
         corporation and wholly owned subsidiary of WSD, the following transactions occurred:

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

         (v) On July 3, 2002, WSD Acquisition and Janel merged into WSD, which became the surviving corporation.

         (vi)     On July 3, 2002 WSD changed its name to Janel World Trade Ltd.

         Prior to the above-mentioned transactions, WSD was a corporation without any current business transactions or operations, assets or liabilities. Accordingly, the merger was accounted for as a reverse purchase, the effect of which was that Janel was the surviving corporation.

         The 4,000,000 shares of Janel common stock owned by the former stockholders of WSD and others, were assigned a value of $250,000 representing the estimated fair value of the WSD public shell. This amount, which represented the cost of the acquisition over the fair value of net assets acquired, was attributed to goodwill. The goodwill was subsequently reviewed for impairment and was written off as of September 30, 2002.

3        MARKETABLE SECURITIES

         Marketable securities consist of the following:

                                                 Unrealized
                                                   Holding
                                    Cost       (losses) Gains       Fair value
                                    ----       --------------       ----------
As of September 30, 2003:
    Mutual Funds                  $ 52,027         $(10,934)         $ 41,093
                                  ========         ========          ========

As of September 30, 2002:
    Mutual Funds                  $ 51,566         $(18,043)         $ 33,523
                                  ========         ========          ========



4        LOANS RECEIVABLE - OFFICERS

         The loans receivable - officers bear interest at 4% per annum and are due on demand.


5        PROPERTY AND EQUIPMENT

         A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

                                                          September 30,
                                            ------------------------------------
                                              2003            2002       Life

     Furniture and fixtures                 $ 93,296         $ 91,523  5-7 years
     Computer equipment                      291,759          609,956  5 years
                                            --------         --------
                                             385,055          701,479
     Less  accumulated depreciation and
         and amortization                    282,125          593,603
                                            --------         --------
                                            $102,930         $107,876
                                            ========         ========


6        NOTE PAYABLE - BANK

         The Company has an available line of credit with a bank pursuant to which it may borrow up to $1,500,000. Advances under this facility bear interest at prime plus 1/2% and are collateralized by substantially all assets of the Company. In addition, all borrowings under this agreement are personally guaranteed by certain stockholders of the Company.

7        LONG-TERM DEBT

         Long-term debt consists of various capitalized lease obligations payable in monthly installments of approximately $725 inclusive of interest at 7% to 10% per annum. These leases are collateralized by security interests in certain property and equipment.


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

9        INCOME TAXES

         Income taxes consist of the following:

                                   Year Ended September 30,
                        ------------------------------------------
                           2003            2002             2001
                        --------         --------         --------
Federal                 $ 93,000         $ 66,100         $ 11,000

State and local           66,500           43,400           16,700
                        --------         --------         --------
                        $159,500         $109,500         $ 27,700
                        ========         ========         ========

         The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

                                                                  Year Ended September 30,
                                                      ----------------------------------------------
                                                         2003               2002             2001
                                                      ---------         ---------          ---------
Federal taxes (benefit) at statutory rates            $ 121,000         $  (3,150)         $  15,200
Non-deductible expenses                                   4,250            86,300                 --
State and local taxes, net of Federal benefit            34,250            26,350             12,500
                                                      ---------         ---------          ---------
                                                      $ 159,500         $ 109,500          $  27,700
                                                      =========         =========          =========

10       PROFIT SHARING AND 401k  PLANS

         The Company maintains a non contributory profit sharing and 401(k) plan covering substantially all full-time employees. The expense charged to operations for the years ended September 30, 2003, 2002 and 2001 aggregated approximately $22,000, $22,500 and $100,000, respectively.


11       RENTAL COMMITMENTS

         The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2003, 2002 and 2001 were approximately $288,000, $275,000 and $299,000, respectively.

         Future minimum lease commitments (excluding renewal options) under non cancelable leases are as follows:


                      Year ended September 30, 2004               $287,000
                      2005                                         290,000
                      2006                                         270,000
                      2007                                         230,000
                      2008                                         162,000
                      Thereafter                                   194,000

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

13       GENERAL COMMENTS

         (d) In October 2002 the Company issued 42,000 unregistered shares of common stock as payment for legal services.

         (e) On December 12, 2002 the Company adopted the "Janel World Trade Ltd. Stock Option Incentive Plan" (the "Plan") reserving 1,600,000 shares of the Company's $.001 par value common stock for stock options. No options have been granted under this plan.

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