Form 10-K/A
period 2003-09-30
JANEL WORLD TRADE LTD
filed 2004-01-12
CIK 1133062

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended: September 30, 2003

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                         For the transition period from:

                          Commission File No. 333-60608

                             JANEL WORLD TRADE, LTD.
                 (Name of small business issuer in its charter)


          Nevada                                       86-1005291
(State of other jurisdiction of           (IRS Employer Identification No.)
Incorporation or organization)


           150-14 132nd Avenue, Jamaica, NY              11434
       (Address of principal executive offices)       (Zip Code)


Issuer's telephone number, including area code:       (718) 527-3800


Securities issued pursuant to Section 12(b) of the Act:

                                            Name of exchange on
     Title of each class                    which registered
     -------------------                    ----------------

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

         (a)      Financial Statements.

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

         3 (ii) By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*

         10.1     Janel Stock Option Incentive Plan adopted December 12, 2002.

         23.1     Consent of Paritz & Company, P.A.

         23.2 Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.***

         31       Rule 13(a)-14(a)/15(d)-14(a) Certifications.

         32       Section 1350 Certification.

-----------------
         * Incorporated by reference to Exhibits filed as part of the Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.

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

January 12, 2004

                       JANEL WORLD TRADE, LTD.

                       By:/s/ James N. Jannello
                          ------------------------------------------------------
                       James N. Jannello, Executive Vice President and Chief Executive Officer





         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James N. Jannello       Executive Vice President, Chief Executive             January 12, 2004
---------------------
James N. Jannello           Officer and Director



/s/ Stephen P. Cesarski     President, Chief Operating  Officer                   January 12, 2004
---------------------
Stephen P. Cesarski         and Director



/s/ William J. Lally        Director                                              January 12, 2004
--------------------
William J. Lally



/s/ Linda Bieler            Controller and Chief Financial and                    January 12, 2004
----------------
Linda Bieler                Accounting Officer



/s/ Ruth Werra              Secretary                                             January 12, 2004
--------------
Ruth Werra


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