Form 10-Q
period 2003-12-31
JANEL WORLD TRADE LTD
filed 2004-02-17
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-60608

                             JANEL WORLD TRADE, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                              86-1005291
--------------------------------------------------------------------------------
   (State of other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

        150-14 132nd Avenue, Jamaica, NY                11434
--------------------------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)


                                 (718) 527-3800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Exchange Act). Yes [ ] No [X]


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,843,000

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a) Janel's unaudited, interim financial statements for its first fiscal quarter (the three months ended December 31, 2003) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found at Item 2, following the financial statements.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                     DECEMBER 31, 2003        SEPTEMBER 30, 2003
                                                                     -----------------        ------------------
                                                                           (Unaudited)               (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                         $1,272,092             $1,060,406
  Accounts receivable, net of allowance for
    doubtful accounts of $36,560 at December 31, 2003
    and $30,000 at September 30, 2003                                           4,090,179              4,307,822
  Marketable securities                                                            45,452                 41,093
  Loans receivable - officers                                                     158,032                158,332
                              - other                                              15,905                 18,479
  Prepaid expenses and sundry current assets                                       71,269                 57,844
                                                                          ----------------       ----------------
     TOTAL CURRENT ASSETS                                                       5,652,929              5,643,976

Property and equipment, net                                                        93,622                102,930

OTHER ASSETS:
  Security deposits                                                                50,968                 51,354
                                                                          ----------------       ----------------
                                                                               $5,797,519             $5,798,260
                                                                          ================       ================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable - bank                                                            $1,000,000               $800,000
Accounts payable                                                                2,020,001              2,273,345
Accrued expenses and taxes payable                                                104,611                108,640
Current portion of long-term debt                                                   2,048                  3,840
                                                                          ----------------       ----------------
     TOTAL CURRENT LIABILITIES                                                  3,126,660              3,185,825
                                                                          ----------------       ----------------
OTHER LIABILITIES:
Deferred compensation                                                              78,568                 78,568
                                                                          ----------------       ----------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
    225,000,000 shares authorized
    16,843,000 shares issued and outstanding
    at December 31, 2003 and September 30, 2003                                    16,843                 16,843
    Additional paid-in capital                                                    498,863                498,863
    Retained earnings                                                           2,076,585              2,018,161
                                                                          ----------------       ----------------
       TOTAL STOCKHOLDERS' EQUITY                                               2,592,291              2,533,867
                                                                          ----------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $5,797,519             $5,798,260
                                                                          ================       ================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
================================================================================


                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                2003                         2002
                                                                           ---------------             ----------------
REVENUES:
  Forwarding revenues                                                      $   16,168,790              $    13,925,183
  Interest and dividends                                                            3,918                       11,484
                                                                           ---------------             ----------------

          TOTAL REVENUES                                                       16,172,708                   13,936,667
                                                                           ---------------             ----------------



COSTS AND EXPENSES:
  Forwarding expenses                                                          14,515,336                   12,382,910
  Selling, general and administrative                                           1,550,006                    1,377,859
  Interest                                                                         10,436                        5,780
                                                                           ---------------             ----------------

     TOTAL COSTS AND EXPENSES                                                  16,075,778                   13,766,549
                                                                           ---------------             ----------------

INCOME BEFORE INCOME TAXES                                                         96,930                      170,118

Income taxes                                                                       42,500                       68,000
                                                                           ---------------             ----------------

NET INCOME                                                                 $       54,430              $       102,118
                                                                           ===============             ================

OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Unrealized gain from available for sale securities                     $        3,994              $           734
                                                                           ===============             ================


BASIC AND DILUTED EARNINGS PER SHARE                                       $        .0032              $         .0061
                                                                           ===============             ================

WEIGHTED NUMBER OF SHARES OUTSTANDING                                          16,843,000                   16,828,848
                                                                           ===============             ================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
================================================================================


                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                                   2003             2002

OPERATING ACTIVITIES:
  Net income                                                                       $ 54,430         $ 102,118

  Adjustments  to  reconcile  net  income  to net cash  provided  by  (used  in)
    operating activities:
      Stock issued for services                                                           -            15,609
      Depreciation and amortization                                                  12,441            11,664
  Changes in operating assets and liabilities:
      Accounts receivable                                                           217,643         (510,021)
      Loans receivable                                                                2,874           (4,975)
      Prepaid expenses and sundry current assets                                   (13,425)            30,400
      Security deposits                                                                 386             (219)
      Accounts payable and accrued expenses                                       (257,373)            48,525
                                                                             ---------------    --------------
NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES                                 16,976         (306,899)
                                                                             ---------------    --------------


INVESTING ACTIVITIES:
  Acquisition of property and equipment, net                                        (3,133)           (2,022)
  Purchase of marketable securities                                                   (365)             (467)
                                                                             ---------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                               (3,498)           (2,489)
                                                                             ---------------    --------------


FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                                      -            18,010
  Repayment of long-term debt, net                                                  (1,792)           (2,645)
  Bank borrowings                                                                   200,000                 -
                                                                             ---------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           198,208            15,365
                                                                             ---------------    --------------


INCREASE (DECREASE) IN CASH                                                         211,686         (294,023)

CASH - BEGINNING OF PERIOD                                                        1,060,406         1,198,941
                                                                             ---------------    --------------

CASH - END OF PERIOD                                                             $1,272,092          $904,918
                                                                             ===============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                                     $ 10,436           $ 5,780
                                                                             ===============    ==============
      Income taxes                                                                 $ 60,245          $ 68,716
                                                                             ===============    ==============

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Unaudited)
================================================================================


1        BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K/A as filed with the Securities and Exchange Commission on January 12, 2004.

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

         When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company's ability to manage and continue its growth and implement its business strategy; the company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company's future financial and operating results, cash needs and demand for its services; and the company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel's Annual Report on Form 10-K/A filed with the SEC on January 12, 2004. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

         The following discussion and analysis addresses the results of operations for the three months ended December 31, 2003, as compared to the results of operations for the three months ended December 31, 2002. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

         Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

         Revenue. Total revenues for the first quarter of fiscal 2004 were $16,172,708 as compared to $13,936,667 for the same period of fiscal 2003, a year-over-year increase of $2,236,041, or 16.0%. The higher level of revenues was primarily due to greater shipping activity across the company's base of customers.

         Forwarding Expense.

         Forwarding expenses are primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expenses also include any duties and/or trucking charges related to the shipments. As a general rule, revenue received by the company for shipments via ocean freight are marked up at a lower percentage versus their related forwarding expense than are shipments via airfreight, i.e., forwarding expense as a percentage of revenue is generally higher (and the company earns less) for ocean freight than for airfreight.

          For the first quarter of fiscal 2004, forwarding expenses increased by $2,132,426, or 17.2%, to $14,515,336, as compared to $12,382,910 for the first quarter of fiscal 2003. The percentage increase was generally consistent with the increased level of forwarding revenue year-over-year, although forwarding expenses as a percentage of total revenue did increase from 88.9% to 89.8% year-over-year. The year-over-year percentage increase reflects several principal factors: (1) as compared to the 2004 period, Janel's year-earlier revenue reflected a higher-than-normal proportion of airfreight as shippers were forced to switch to air cargo as a substitute for their usual ocean freight shipments during the approximately nine-week-long U.S. West Coast dock strike in October/November 2002; (2) as improving inventory planning processes reduce the frequency of time-critical shipments, shippers are increasingly utilizing more ocean freight rather than higher-cost airfreight; (3) worldwide air cargo shipments in total remained soft during 2003, hampered in part by the depreciation of the U.S. dollar versus the Euro which, in turn, curtailed the volume of European imports to the United States, shipments of which typically utilize a higher proportion of airfreight in the transportation mix; and (4) the expansion of Janel's Los Angeles office in June 2003 has increased the company's export business, which is conducted predominantly via ocean freight.

         Selling, General and Administrative Expense. As a percentage of revenues, selling, general and administrative expense in first quarter of fiscal 2004 declined 31 basis points to 9.58%, as compared to 9.89% in the prior year's comparable period (and decreased 62 basis points as compared to 10.20% in the immediately preceding fourth quarter of fiscal 2003). However, in absolute dollar terms, SG&A expense increased $172,147, or 12.5%, to $1,550,006 in the first quarter of fiscal 2004, as compared to $1,377,859 in the first quarter of fiscal 2003. The year-over-year dollar increase in SG&A incurred by Janel primarily reflected two main factors: (1) incremental sales commissions payable on the $2.2 million increase in year-over-year revenue; and (2) incremental expenses related to an increase in headcount of nine persons year-over-year due principally to the expansion of the company's Los Angeles office in June 2003.

         Income Before Taxes. Janel's income before taxes for the first quarter of fiscal 2004 fell $73,188 from $170,118 in 2003 to $96,930 in 2004, or by
43.0%. Consequently, the pretax profit margin on net revenue (total revenue less forwarding expenses) decreased by 510 basis points year-over-year from 10.95% in fiscal 2003 to 5.85% in fiscal 2004. The principal reason for the decline in pretax profit, and consequently in pretax profit margin, was the 90-basis-point increase in forwarding expense as a percentage of total revenue, only partially offset by the decrease in SG&A expense as a percentage of total revenue.

         Income Taxes. The effective income tax rate in both the 2004 and 2003 periods reflects the U.S. federal statutory rate and applicable state income taxes.

         Net Income. Net income for the first quarter of fiscal 2004 was $54,430, a decrease of $47,688, or 46.7%, as compared to net income of $102,118 for the first quarter of fiscal 2003. This reflects a decrease in Janel's net profit margin (net income as a percent of net revenue) of 329 basis points from 6.57% in the first quarter of fiscal 2003 to 3.28% in the first quarter of fiscal 2004.

Liquidity and Capital Resources

         Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, is subject to general economic conditions and other factors, some of which are beyond its control. During the three months ended December 31, 2003, Janel's net incremental requirements for working capital have been minimal, with net income and the decrease in accounts receivable largely offsetting decreases in both accounts payable and accrued expenses and taxes payable.

         In March 2003, the company increased its line of credit with a bank from $400,000 to $1,500,000. Management believes anticipated cash flow from operations and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs. At December 31, 2003, Janel had $500,000 of available borrowing remaining under a line of credit with a bank, pursuant to which it may borrow up to $1,500,000 bearing interest at prime plus one-half of one percent (0.5%) per annum, which is collateralized by substantially all the assets of the company and is personally guaranteed by certain shareholders of the company.

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

         Based upon the results for the three months ended December 31, 2003, and its current expectations for the remainder of fiscal 2004, Janel currently projects that gross revenues for its fiscal year ending September 30, 2004, exclusive of any potential acquisition activity or other extraordinary events, will fall in the range of $62-$65 million, up from $56.9 million reported in fiscal 2003.

         Janel is continuing to implement its business plan and strategy to grow its revenues and profitability through its fiscal year ending September 30, 2004 and beyond. The company's strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

         Certain elements of the company's growth strategy, principally proposals for acquisition, are contingent upon the availability of adequate financing at terms acceptable to the company. The company is continuing in its efforts to secure long-term financing, but has to date been unable to complete any such financing transactions at terms it deems acceptable, and cannot presently anticipate when or if financing on acceptable terms will become available. Therefore, the implementation of significant aspects of the company's strategic growth plan may be deferred beyond the originally anticipated timing.

Item 3   Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

         As required by Rule 13a-15 under the Act, as of the end of the period covered by this report, the company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the company's Chief Executive Officer ("CEO) and Principal Financial and Accounting Officer ("CFO"). Based upon that evaluation, the company's management, including the CEO and CFO, have concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of shareholders during the first fiscal quarter ended December 31, 2003.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits And Reports on Form 8-K.

         (a) Exhibits required by item 601 of Regulation S-K.

                  Exhibit
                  Number        Description of Exhibit
                  ------        ----------------------
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

February 17, 2004

                             JANEL WORLD TRADE, LTD.


                             By: /s/ James N. Jannello
                                 --------------------------------------
                                 James N. Jannello
                                 Chief Executive Officer