Form 10-Q
period 2004-03-31
JANEL WORLD TRADE LTD
filed 2004-05-17
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2004

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Exchange Act). Yes |_| No |X|


      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,843,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

      (a) Janel's unaudited, interim financial statements for its second fiscal quarter (the three and six months ended March 31, 2004) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found at Item 2, following the financial statements.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                   MARCH 31, 2004   SEPTEMBER 30, 2003
                                                                   --------------   ------------------
                                                                    (Unaudited)          (Audited)
                                                                    ----------          ----------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                              $1,691,563          $1,060,406
  Accounts receivable, net of allowance for doubtful
     accounts of $42,338 at March 31, 2004 and
    $30,000 at September 30, 2003                                    4,551,360           4,307,822
  Marketable securities                                                 46,368              41,093
  Loans receivable - officers                                          155,685             158,332
                                   - other                              16,539              18,479
  Prepaid expenses and sundry current assets                            59,814              57,844
                                                                    ----------          ----------
     TOTAL CURRENT ASSETS                                            6,521,329           5,643,976

PROPERTY AND EQUIPMENT, NET                                             95,927             102,930
SECURITY DEPOSITS                                                       50,418              51,354
                                                                    ----------          ----------
TOTAL ASSETS                                                        $6,667,674          $5,798,260
                                                                    ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                                               $1,000,000          $  800,000
  Accounts payable                                                   2,919,810           2,273,345
  Accrued expenses and taxes payable                                    45,844             108,640
  Current portion of long-term debt                                        682               3,840
                                                                    ----------          ----------
     TOTAL CURRENT LIABILITIES                                       3,966,336           3,185,825
                                                                    ----------          ----------

DEFERRED COMPENSATION                                                   78,568              78,568
                                                                    ----------          ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value
    225,000,000 shares authorized
    16,843,000 shares issued and outstanding
      at  March 31, 2004 and September 30, 2003                         16,843              16,843
  Additional paid-in capital                                           498,863             498,863
  Retained earnings                                                  2,107,064           2,018,161
                                                                    ----------          ----------
     TOTAL STOCKHOLDERS' EQUITY                                      2,622,770           2,533,867
                                                                    ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $6,667,674          $5,798,260
                                                                    ==========          ==========

================================================================================

                         See accountants' review report

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

================================================================================

                                                  SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                      MARCH 31,                          MARCH 31,
                                            -----------------------------      -----------------------------
                                                2004             2003               2004           2003
                                                ----             ----              ----            ----
REVENUES:
  Forwarding revenue                        $ 33,052,346     $ 25,579,544      $ 16,883,556     $ 11,654,361
  Interest and dividends                           7,484           14,259             3,566            2,775
                                            ------------     ------------      ------------     ------------

          TOTAL REVENUES                      33,059,830       25,593,803        16,887,122       11,657,136
                                            ------------     ------------      ------------     ------------

COSTS AND EXPENSES:

  Forwarding expenses                         29,747,504       22,593,480        15,232,168       10,210,570

  Selling, general and administrative          3,140,558        2,810,772         1,590,552        1,432,913

  Interest                                        22,287           10,160            11,851            4,380
                                            ------------     ------------      ------------     ------------

          TOTAL COSTS AND EXPENSES            32,910,349       25,414,412        16,834,571       11,647,863
                                            ------------     ------------      ------------     ------------

INCOME BEFORE INCOME TAXES                       149,481          179,391            52,551            9,273

Income taxes                                      65,500           72,000            23,000            4,000
                                            ------------     ------------      ------------     ------------

NET INCOME                                  $     83,981     $    107,391      $     29,551     $      5,273
                                            ============     ============      ============     ============

OTHER COMPREHENSIVE INCOME
(LOSS), NET OF TAX:
  Unrealized gain (loss) from available
  for sale securities                       $      4,922     $       (436)     $        928     $     (1,170)
                                            ============     ============      ============     ============

Basic and diluted earnings per share        $     .00499     $     .00638      $     .00175     $     .00031
                                            ============     ============      ============     ============

Weighted number of shares outstanding         16,843,000       16,835,846        16,843,000       16,843,000
                                            ============     ============      ============     ============

================================================================================

                         See accountants' review report

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

================================================================================

                                                                SIX MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                   2004            2003
OPERATING ACTIVITIES:
  Net income                                                  $    83,981      $   107,391
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Stock issued for services                                        --           15,609
      Depreciation and amortization                                25,688           24,538
    Changes in operating assets and liabilities:
      Accounts receivable                                        (243,538)         (31,142)
      Prepaid expenses and sundry current assets                   (1,970)          31,338
      Security deposits                                               936           (4,248)
      Accounts payable and accrued expenses                       583,669         (275,424)
                                                              -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               448,766         (131,938)
                                                              -----------      -----------

INVESTING ACTIVITIES:

  Acquisition of property and equipment, net                      (18,685)         (28,947)
  Purchase of marketable securities                                  (353)            (457)
                                                              -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                             (19,038)         (29,404)
                                                              -----------      -----------

FINANCING ACTIVITIES:

  Repayment of  (increase in ) loans receivable                     4,587          (23,993)
  Proceeds from sale of common stock                                   --           18,010
  Repayment of long-term debt, net                                 (3,158)          (7,524)
  Bank borrowings                                                 200,000          100,000
                                                              -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               201,429           86,493
                                                              -----------      -----------

INCREASE (DECREASE)  IN CASH                                      631,157          (74,849)

CASH - BEGINNING OF PERIOD                                      1,060,406        1,198,941
                                                              -----------      -----------

CASH - END OF PERIOD                                          $ 1,691,563      $ 1,124,092
                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                            $    22,287      $    10,160
                                                              ===========      ===========
          Income taxes                                        $   125,777      $   113,356
                                                              ===========      ===========
      Non-cash investing activities:
          Unrealized gain (loss) on marketable securities     $     4,922      $      (436)
                                                              ===========      ===========


================================================================================

                         See accountants' review report

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)
================================================================================

1     BASIS OF PRESENTATION

      The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K /A as filed with the Securities and Exchange Commission on or about January 12, 2004.

2     GENERAL COMMENTS

      In March 2004 the Company increased its line of credit with a bank from $1,500,000 to $2,000,000. Advances under this facility bear interest at prime plus 1% per annum, are due on March 31, 2005 and are collateralized by substantially all assets of the Company. In addition, all borrowings under this agreement are personally guaranteed by certain stockholders of the Company.

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

Overview

      The following discussion and analysis addresses the results of operations for the three months ended March 31, 2004, as compared to the results of operations for the three months ended March 31, 2003, and for the six months ended March 31, 2004, as compared to the six months ended March 31, 2003. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

      Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Revenue. Total revenue (forwarding revenue plus interest and dividends) for the second quarter of fiscal 2004 was $16,887,122, as compared to $11,657,136 for the same period of fiscal 2003, a year-over-year increase of $5,229,986, or 44.9%. The higher level of revenue was primarily due to greater shipping activity across the company's base of customers.

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

      For the second quarter of fiscal 2004, forwarding expense increased by $5,021,598, or 49.2%, to $15,232,168, as compared to $10,210,570 for the second quarter of fiscal 2003. The percentage increase was slightly higher than the increase in the level of total revenue year over year, yielding an increase in the measure of forwarding expense as a percentage of total revenue from 87.6% to 90.2% year over year. The percentage increase reflects several principal factors: (1) expansion of Janel's Los Angeles office in June 2003 and the resulting increase in the company's export business, which is conducted predominantly via ocean freight; (2) improving supply-chain management and inventory planning processes which reduced the frequency of time-critical shipments, and shippers increasingly utilizing more economical ocean freight rather than higher-cost airfreight; and (3) worldwide air cargo shipments continuing to be hampered to some extent by the weakness of the U.S. dollar versus the Euro and the Pound Sterling, which has also curtailed the volume of European imports into the United States, shipments of which typically utilize a higher proportion of airfreight in the transportation mix.

      Selling, General and Administrative Expense. As a percentage of revenue, selling, general and administrative expense in second quarter of fiscal 2004 declined 287 basis points to 9.42%, as compared to 12.29% in the prior year's comparable period (and decreased 16 basis points as compared to 9.58% in the immediately preceding first quarter of fiscal 2004). However, in absolute dollar terms, SG&A expense increased $157,639, or 11.0%, to $1,590,552 in the second quarter of fiscal 2004, as compared to $1,432,913 in the second quarter of fiscal 2003. The year-over-year dollar increase in SG&A primarily reflects two main factors: (1) incremental sales commissions payable on the $5.2 million increase in year-over-year revenue; and (2) incremental expenses related to an increase in headcount of nine persons year over year due principally to the expansion of the company's Los Angeles office in June 2003.

      Income Before Taxes. Janel's income before taxes for the second quarter of fiscal 2004 rose $43,278 from $9,273 in 2003 to $52,551 in 2004, a year-over-year increase of 466.7%. Consequently, the pretax profit margin on net revenue (total revenue less forwarding expenses) increased by 254 basis points year-over-year from 0.64% in fiscal 2003 to 3.18% in fiscal 2004. The principal reason for the increase in pretax profit, and in pretax profit margin, was the significant increase in year-over-year revenue combined with the decrease in SG&A expense as a percentage of total revenue, which were sufficient to overcome the increase in forwarding expense as a percentage of total revenue.

      Income Taxes. The effective income tax rate in both the 2004 and 2003 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income. Net income for the second quarter of fiscal 2004 was $29,551, an increase of $24,278, or 460.4%, as compared to net income of $5,273 for the second quarter of fiscal 2003. This reflects an increase in Janel's net profit margin (net income as a percent of net revenue) of 143 basis points from 0.36% in the second quarter of fiscal 2003 to 1.79% in the second quarter of fiscal 2004.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

      Revenue. Total revenue (forwarding revenue plus interest and dividends) for the six months ended March 31, 2004, was $33,059,830, an increase of $7,466,027, or 29.2%, as compared to $25,593,803 for the first six months of fiscal 2003. The increase in revenue in fiscal 2004 was primarily due to increased business activity across the company's customer base attributable to both new customer accounts and increased shipping activity by existing customers.

      Forwarding Expense. For the six months ended March 31, 2004, forwarding expense was $29,747,504. This represented an increase of $7,154,024, or 31.7%, as compared to the $22,593,480 forwarding expense incurred for the six months ended March 31, 2003. The percentage increase was slightly higher than the increase in total revenue for the six months ended March 31, 2004 as compared to 2003, resulting in forwarding expense as a percentage of total revenue increasing from 88.3% to 90.0% year over year. The year-over-year percentage increase reflects several principal factors: (1) a higher-than-normal proportion of higher-cost airfreight in 2003 as shippers were forced to switch to air cargo as a substitute for their usual ocean freight shipments during the approximately nine-week-long U.S. West Coast dock strike in October/November 2002; (2) improving supply-chain management and inventory planning processes which reduced the frequency of time-critical shipments, allowing shippers to increasingly utilize more economical ocean freight rather than higher-cost airfreight in 2004; (3) worldwide air cargo shipments in total continuing to be hampered to some extent by the weakness of the U.S. dollar versus the Euro and the Pound Sterling, which, has also curtailed the volume of European imports to the United States, shipments which typically utilize a higher proportion of airfreight in the transportation mix; and (4) the expansion of Janel's Los Angeles office in June 2003 and the resulting increase in the company's export business, which is conducted predominantly via ocean freight.

      Selling, General and Administrative Expense. For the six-month periods ended March 31, 2004 and 2003, selling, general and administrative expenses were $3,140,558 and $2,810,772, respectively. This represents a year-over-year increase of $329,786, or 11.7%. The increase in SG&A expense year over year from the respective six months of fiscal 2003 primarily reflected higher sales commissions payable on the approximately $7.5 million in additional forwarding revenue booked during the 2004 period, incremental one-time expenses incurred in relation to the relocation of the company's corporate accounting function to new offices in March 2003, and incremental expenses incurred as a result of the addition of new personnel and expansion of the company's Los Angeles office completed in June 2003.

      Income Before Taxes. Janel's income before taxes fell 16.7% to $149,481 for the six months ended March 31, 2004 as compared to $179,391 for the six months ended March 31, 2003. Janel's pretax profit margin on net revenue (total revenue less forwarding expense) decreased by 147 basis points from 5.98% for the six months ended March 31, 2003 to 4.51% in the six months ended March 31, 2004. The principal reason for the decline was the reduced net revenue margin (down 170 basis points) during the 2004 period, which was only partially offset by the lower SG&A as a percentage of total revenue (down 148 basis points).

      Income Taxes. The effective income tax rate in both the 2004 and 2003 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income. Net income for the six months ended March 31, 2004, was $83,981, down $23,410, or 21.8%, as compared to $107,391 for the six months ended March 31, 2003. Janel's net profit margin (net income as a percentage of net revenue) decreased by 104 basis points, from 3.58% in the six months ended March 31, 2003 to 2.54% in the six months ended March 31, 2004.

Liquidity and Capital Resources

      Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures, depends upon its future performance, is subject to general economic conditions and other factors, some of which are beyond its control. During the six months ended March 31, 2004, Janel's requirements for working capital decreased by approximately $340,000, with the increase in accounts receivable more than offsetting the net decrease in accounts payable, accrued expenses and taxes payable.

      In March 2004, the company increased its existing bank credit line by $500,000, from $1,500,000 to $2,000,000. As of March 31, 2004, the company's outstanding indebtedness against the credit line was $1,000,000. In April 2004, the company repaid $200,000, or 20%, of its then-outstanding $1,000,000 bank indebtedness, reducing the outstanding balance of its bank note payable to $800,000. Management believes that anticipated cash flow from operations and its expanded line of credit is sufficient to meet its current working capital and operating needs. At April 30, 2004, Janel had $1,200,000 of available borrowing remaining under its bank credit line, pursuant to which it may borrow up to $2,000,000 bearing interest at prime plus one-half of one percent (0.5%) per annum, which is collateralized by substantially all the assets of the company and is personally guaranteed by certain shareholders of the company.

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

      Based upon the results for the six months ended March 31, 2004, and its current expectations through internal growth for the remainder of fiscal 2004, Janel currently projects that gross revenue for its fiscal year ending September 30, 2004, exclusive of any potential acquisition activity or other extraordinary events, will fall in the range of $64-$66 million, up from $56.9 million reported in fiscal 2003.

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

      Certain elements of the company's growth strategy, principally proposals for acquisition, are contingent upon the availability of adequate financing at terms acceptable to the company. The company has engaged in a number of discussions regarding potential new business affiliations as well as efforts to secure the adequate long-term financing that would be required to effect such new business transactions. However, to date, the company has not completed any such new business transactions nor has it been able to complete any such financing transactions at terms it deems acceptable. The company cannot presently anticipate when or if such new business transactions or the necessary supporting financing on acceptable terms will become available. Therefore, the implementation of significant aspects of the company's strategic growth plan may be deferred beyond the originally anticipated timing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of shareholders during the second fiscal quarter ended March 31, 2004.

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

May 13, 2004

                             JANEL WORLD TRADE, LTD.


                                            By:      /s/ James N. Jannello
                                                     ---------------------------
James N. Jannello
                                                     Chief Executive Officer