Form 10-Q
period 2004-06-30
JANEL WORLD TRADE LTD
filed 2004-08-16
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X. QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2004

__ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Exchange Act). Yes__ No X

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,843,000

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

      (a) Janel's unaudited, interim financial statements for its third fiscal quarter (the three and nine months ended June 30, 2004) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter and nine months will be found at Item 2, following the financial statements.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30, 2004         SEPTEMBER 30, 2003
                                                                          (Unaudited)               (Audited)

ASSETS

CURRENT ASSETS:
  Cash                                                                      $1,200,233              $1,060,406
  Accounts receivable, net of allowance for doubtful
     accounts of $42,038 at June 30, 2004 and
    $30,000 at September 30, 2003                                            4,434,271               4,307,822
  Marketable securities                                                         47,562                  41,093
  Loans receivable - officers                                                  163,325                 158,332
                      - other                                                   20,023                  18,479
  Prepaid expenses and sundry current assets                                   104,026                  57,844
                                                                        ---------------         --------------
     TOTAL CURRENT ASSETS                                                     5,969,440              5,643,976

PROPERTY AND EQUIPMENT, NET                                                     125,081                102,930

SECURITY DEPOSITS                                                               50,286                  51,354
                                                                       ---------------         ---------------
TOTAL ASSETS                                                                $6,144,807              $5,798,260
                                                                       ===============         ===============

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
  Note payable - bank                                                        $ 800,000                $800,000
  Accounts payable                                                           2,466,415               2,273,345
  Accrued expenses and taxes payable                                            77,365                 108,640
  Current portion of long-term debt                                              8,077                   3,840
                                                                       ---------------         ---------------
     TOTAL CURRENT LIABILITIES                                               3,351,857               3,185,825
                                                                       ---------------         ---------------

OTHER LIABILITIES:
  Deferred compensation                                                         78,568                  78,568
  Long-term debt                                                                23,677                       -
                                                                       ---------------         ---------------
     TOTAL OTHER LIABILITIES                                                   102,245                  78,568
                                                                       ---------------         ---------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 225,000,000 shares authorized,
   16,843,000 shares issued and outstanding
      at  June 30, 2004 and September 30, 2003                                  16,843                  16,843
  Additional paid-in capital                                                   498,863                 498,863
  Retained earnings                                                          2,174,999               2,018,161
                                                                       ---------------         ---------------
     TOTAL STOCKHOLDERS' EQUITY                                              2,690,705               2,533,867
                                                                       ---------------         ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $6,144,807              $5,798,260
                                                                       ===============         ===============

                 See notes to consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                                   JUNE 30                                JUNE 30
                                                          2004                2003             2004                  2003
                                                          ----                ----             ----                  ----
REVENUE:

  Forwarding revenue                                   $50,205,032        $40,529,477        $17,152,686        $14,949,933

  Interest and dividends                                    10,865             17,189              3,381              2,930
                                                   ----------------   ----------------  -----------------  -----------------


          TOTAL REVENUE                                 50,215,897         40,546,666         17,156,067         14,952,863
                                                   ----------------   ----------------  -----------------  -----------------


COSTS AND EXPENSES:

  Forwarding expenses                                   45,168,259         35,964,641         15,420,755         13,371,161

  Selling, general and administrative                    4,745,535          4,285,554          1,604,977          1,474,782

  Interest                                                  32,981             13,761             10,694              3,601
                                                   ----------------   ----------------  -----------------  -----------------


          TOTAL COSTS AND EXPENSES                      49,946,775         40,263,956         17,036,426         14,849,544
                                                   ----------------   ----------------  -----------------  -----------------


INCOME BEFORE INCOME TAXES                                 269,122            282,710            119,641            103,319


Income taxes                                               118,400            113,000             52,900             41,000
                                                   ----------------   ----------------  -----------------  -----------------


NET INCOME                                               $ 150,722          $ 169,710          $  66,741          $  62,319
                                                   ================   ================  =================  =================


OTHER COMPREHENSIVE INCOME,
NET OF TAX:
  Unrealized gain from available - for - sale
  securities                                              $  6,116          $   5,181          $   1,194           $  5,617
                                                   ================   ================  =================  =================


Basic and diluted earnings per share                      $ .00895           $ .01008           $ .00396           $ .00370
                                                   ================   ================  =================  =================


Weighted number of shares outstanding                   16,843,000         16,838,231         16,843,000         16,843,000
                                                   ================   ================  =================  =================

                 See notes to consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 NINE MONTHS ENDED JUNE 30,
                                                                    2004            2003
                                                                    ----            ----
OPERATING ACTIVITIES:

  Net income                                                   $ 150,722         $ 169,710
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Stock issued for services                                         -            15,609
      Depreciation and amortization                                42,768            39,618
    Changes in operating assets and liabilities:
      Accounts receivable                                       (126,449)         (737,496)
      Prepaid expenses and sundry current assets                 (46,182)          (39,637)
      Security deposits                                             1,068           (4,176)
      Accounts payable and accrued expenses                       161,795           136,719
                                                                ---------         ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               183,722         (419,653)
                                                                ---------         ---------

INVESTING ACTIVITIES:
  Acquisition of property and equipment, net of dispositions     (64,919)          (49,443)
  Purchase of marketable securities                                 (353)             (461)
                                                                ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES                            (65,272)          (49,904)
                                                                ---------         ---------

FINANCING ACTIVITIES:
  Increase in loans receivable                                    (6,537)          (26,264)
  Proceeds from sale of common stock                                    -            18,010
  Increase (decrease) in long-term debt, net                       27,914           (6,919)
  Bank borrowings                                                       -           500,000
                                                                ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          21,377           484,827
                                                                ---------         ---------

INCREASE IN CASH                                                  139,827            15,270
                                                                ---------         ---------
CASH - BEGINNING OF PERIOD                                      1,060,406         1,198,941
                                                                ---------         ---------
CASH - END OF PERIOD                                           $1,200,233        $1,214,211
                                                                =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                               $ 32,981         $  13,761
          Income taxes                                           $169,817         $ 142,472
      Non-cash investing activities:
          Unrealized gain on marketable securities               $  6,116         $   5,181

                 See notes to consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


1        BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K/A as filed with the Securities and Exchange Commission on or about January 12, 2004.


2        GENERAL COMMENTS

In March 2004, the Company increased its line of credit with a bank from $1,500,000 to $2,000,000. Advances under this facility bear interest at prime plus .5% per annum, are due on March 31, 2005 and are collateralized by substantially all assets of the Company. In addition, all borrowings under this agreement are personally guaranteed by certain stockholders of the Company.


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

Overview

      The following discussion and analysis addresses the results of operations for the three months ended June 30, 2004, as compared to the results of operations for the three months ended June 30, 2003, and for the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

      Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Revenue. Total revenue (forwarding revenue plus interest and dividends) for the third quarter of fiscal 2004 was $17,156,067, as compared to $14,952,863 for the same period of fiscal 2003, a year-over-year increase of $2,203,204, or 14.7%. The higher level of revenue was primarily due to greater shipping activity across essentially all of the customer base.

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

      For the third quarter of fiscal 2004, forwarding expense increased by $2,049,594, or 15.3%, to $15,420,755, as compared to $13,371,161 for the third quarter of fiscal 2003. The percentage increase was slightly higher than the increase in the level of total revenue year over year, yielding an increase in the measure of forwarding expense as a percentage of total revenue from 89.4% to 89.9% year over year. The percentage increase reflects two principal factors:
(1) expansion of Janel's Los Angeles office in June 2003 and the resulting increase in the company's export business, which is conducted predominantly via ocean freight; and (2) improving supply-chain management and inventory planning processes which reduce the frequency of time-critical shipments, allowing shippers to increasingly utilize more economical ocean freight rather than higher-cost airfreight.

      Selling, General and Administrative Expense. As a percentage of revenue, selling, general and administrative expense (SG&A) in third quarter of fiscal 2004 declined 50 basis points to 9.36%, as compared to 9.86% in the prior year's comparable period (and decreased 6 basis points and 22 basis points as compared to 9.42% and 9.58% in the immediately preceding second and first quarters, respectively, of fiscal 2004). However, in absolute dollar terms, SG&A expense increased $130,195, or 8.8%, to $1,604,977 in the third quarter of fiscal 2004, as compared to $1,474,782 in the third quarter of fiscal 2003. The year-over-year dollar increase in SG&A primarily reflects two main factors: (1) incremental sales commissions payable on the $2.2 million increase in year-over-year revenue; and (2) approximately two months of incremental expenses in the fiscal 2004 versus the fiscal 2003 period related to an increase in headcount of nine persons year over year as a result of the expansion of the company's Los Angeles office in June 2003.

      Income Before Taxes. Janel's income before taxes for the third quarter of fiscal 2004 rose $16,322, from $103,319 in 2003 to $119,641 in 2004, a year-over-year increase of 15.8%. Consequently, the pretax profit margin on net revenue (total revenue less forwarding expenses) increased by 36 basis points year over year from 6.53% in fiscal 2003 to 6.89% in fiscal 2004. The principal reason for the increase in pretax profit and margin, was the significant increase in year-over-year revenue combined with the decrease in SG&A expense as a percentage of total revenue. Taken together, these were sufficient to overcome the increase in forwarding expense as a percentage of total revenue.

      Income Taxes. The effective income tax rate in both the 2004 and 2003 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income. Net income for the third quarter of fiscal 2004 was $66,741, an increase of $4,422, or 7.1%, as compared to net income of $62,319 for the third quarter of fiscal 2003. This reflects a slight decrease in Janel's net profit margin (net income as a percent of net revenue) of 9 basis points from 3.94% in the third quarter of fiscal 2003 to 3.85% in the third quarter of fiscal 2004, but an increase of 206 basis points in sequential quarters from the 1.79% net profit margin reported in the second quarter of fiscal 2004.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

      Revenue. Total revenue (forwarding revenue plus interest and dividends) for the nine months ended June 30, 2004 was $50,215,897, an increase of $9,669,231, or 23.8%, as compared to $40,546,666 for the first nine months of fiscal 2003. The increase in revenue in fiscal 2004 was primarily due to increased business activity across essentially all of the company's customer base, attributable to both new customer accounts and increased shipping activity by existing customers, as well as to the incremental revenue generated as a result of the expansion of the company's Los Angeles office in June 2003.

      Forwarding Expense. For the nine months ended June 30, 2004, forwarding expense was $45,168,259. This represented an increase of $9,203,618, or 25.6%, as compared to the $35,964,641 forwarding expense incurred for the nine months ended June 30, 2003. The percentage increase was slightly higher than the increase in total revenue for the nine months ended June 30, 2004 as compared to 2003, resulting in forwarding expense as a percentage of total revenue increasing from 88.7% to 89.9% year over year. The year-over-year percentage increase reflects several principal factors: (1) a higher-than-normal proportion of higher-cost airfreight in 2003 as shippers were forced to switch to air cargo as a substitute for their usual ocean freight shipments during the approximately nine-week-long U.S. West Coast dock strike in October/November 2002; (2) improving supply-chain management and inventory planning processes which reduced the frequency of time-critical shipments, allowing shippers to increasingly utilize more economical ocean freight rather than higher-cost airfreight in 2004; (3) worldwide air cargo shipments in total continuing to be hampered to some extent during the 2004 period by the weakness of the U.S. dollar versus the Euro and the Pound Sterling, which curtailed the volume of European imports to the United States, which typically have utilized a higher proportion of airfreight in the transportation mix; and (4) the expansion of Janel's Los Angeles office in June 2003 and the resulting increase in the company's export business, which is conducted predominantly via ocean freight.

      Selling, General and Administrative Expense. For the nine months ended June 30, 2004, selling, general and administrative expense (SG&A) as a percentage of revenue declined 112 basis points to 9.45%, as compared to 10.57% in the prior year's comparable period. In absolute dollars, SG&A expenses were $4,745,535 and $4,285,554, respectively, in the fiscal 2004 and fiscal 2003 periods, representing a year-over-year increase of $459,981, or 10.7%. The increase in SG&A expense year over year from the respective nine months of fiscal 2003 primarily reflected higher sales commissions payable on the approximately $9.7 million in additional forwarding revenue booked during the 2004 period, and incremental expenses incurred as a result of the addition of new personnel and expansion of the company's Los Angeles office completed in June 2003.

      Income Before Taxes. Janel's income before taxes fell 4.8% to $269,122 for the nine months ended June 30, 2004 as compared to $282,710 for the nine months ended June 30, 2003. Janel's pretax profit margin on net revenue (total revenue less forwarding expense) decreased by 84 basis points from 6.17% for the nine months ended June 30, 2003 to 5.33% in the nine months ended June 30, 2004. The principal reason for the decline was the reduced net revenue margin (down 125 basis points) during the 2004 period, which was only partially offset by the lower SG&A as a percentage of total revenue (down 112 basis points).

      Income Taxes. The effective income tax rate in both the 2004 and 2003 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income. Net income for the nine months ended June 30, 2004, was $150,722, down $18,988, or 11.2%, as compared to $169,710 for the nine months ended June 30, 2003. Janel's net profit margin (net income as a percentage of net revenue) decreased by 71 basis points, from 3.70% in the nine months ended June 30, 2003 to 2.99% in the nine months ended June 30, 2004.

Liquidity and Capital Resources

      Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures, depends upon its future performance, is subject to general economic conditions and other factors, some of which are beyond its control. During the nine months ended June 30, 2004, Janel's requirements for working capital decreased by approximately $160,000, with the increase in cash, accounts receivable and prepaid expenses more than offsetting the net increase in accounts payable, accrued expenses and taxes payable.

      In March 2004, the company increased its existing bank credit line by $500,000, from $1,500,000 to $2,000,000. As of June 30, 2004, the company's outstanding indebtedness against the credit line was $800,000. Management believes that anticipated cash flow from operations and its expanded line of credit is sufficient to meet its current working capital and operating needs. At June 30, 2004, Janel had $1,200,000 of available borrowing remaining under its bank credit line, permitting it to borrow up to $2,000,000 bearing interest at prime plus one-half of one percent (0.5%) per annum, which is collateralized by substantially all the assets of the company and is personally guaranteed by certain shareholders of the company.

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

      Based upon the results for the nine months ended June 30, 2004, and its current expectations through internal growth for the remainder of fiscal 2004, Janel currently projects that gross revenue for its fiscal year ending September

30, 2004, exclusive of any potential acquisition activity or other extraordinary events, will exceed $66 million, up from $56.9 million reported in fiscal 2003.

      Janel is continuing to implement its business plan and strategy to grow its revenue and profitability through its fiscal year ending September 30, 2004 and beyond. The company's strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

      Certain elements of the company's growth strategy, principally proposals for acquisition, are contingent upon the availability of adequate financing at terms acceptable to the company. The company has engaged in a number of discussions regarding potential new business affiliations as well as efforts to secure the adequate long-term financing that would be required to effect such new business transactions. However, to date, the company has not completed any such new business transactions nor has it been able to complete any such financing transactions at terms it deems acceptable. The company cannot presently anticipate when or if the necessary supporting financing on acceptable terms will become available. Therefore, the implementation of significant aspects of the company's strategic growth plan may continue to be deferred contingent upon the availability and acceptability of such supporting financing

Item 3   Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of shareholders during the third fiscal quarter ended June 30, 2004.

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

August 13, 2004


                                            JANEL WORLD TRADE, LTD.


                                            By:      /s/ James N. Jannello
                                                     ------------------------
                                                     James N. Jannello
                                                     Chief Executive Officer