Form 10-K
period 2004-09-30
JANEL WORLD TRADE LTD
filed 2004-12-28
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: September 30, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $4,121,980 (last sale as of 3/31/04)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

      Janel conducts its business through a network of company-operated facilities and independent agent relationships in most trading countries. During fiscal 2004 (Janel's fiscal year ends September 30), the company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $69.9 million in 2004, $56.9 million in 2003 and $44.8 million in 2002. In fiscal 2004, approximately 65% of revenue related to import activities, 10% to export, 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking. By market, the company's revenue in fiscal 2004 derived from three principal industries: consumer wearing apparel/textiles - approximately 30-35% (unchanged from 2003); machines/machine parts - approximately 20-25% (5% less than 2003); household appliances - approximately 20% (5% more than 2003); and sporting goods and accessories - approximately 5% (unchanged from 2002).

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

CUSTOMERS, SALES AND MARKETING

      While Janel's customer base represents a multitude of diverse industry groups, the bulk of the company's shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2004, the company shipped goods and provided logistics services for approximately 1,000 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the company's franchise or agent relationships. The company's six largest accounts in fiscal 2004 were: The Conair Corporation, Depa International, FAG Bearings Corporation, Ralph Lauren Childrenswear and Modell's Sporting Goods. Ralph Lauren Childrenswear has since moved out of the New York Metropolitan area and is not expected to provide significant business in fiscal 2005.

      James N. Jannello and Stephen P. Cesarski are principally responsible for the marketing of the company's services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

EMPLOYEES

      As of September 30, 2004, Janel employed 61 people; 30 in its Jamaica, New York headquarters; 5 in Lynbrook, New York; 8 in Elk Grove Village, Illinois; 5 in Forest Park, Georgia; and 13 in Inglewood, California. Approximately 43 of the Company's employees are engaged principally in operations, 11 in finance and administration and 7 in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

      A significant portion of Janel's revenues are derived from customers in industries with shipping patterns closely tied to consumer demand and from customers with shipping patterns dependent upon just-in-time production schedules. Therefore, the timing of Janel's revenues are, to a large degree, affected by factors beyond the company's control, such as shifting consumer demand for retail goods and manufacturing production delays. Many of Janel's customers may ship a significant portion of their goods at or near the end of a quarter and the company may not learn of a resulting shortfall in revenue until late in a quarter.

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

      -     war, other armed conflicts and terrorism; and

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

      Demand for our services had been adversely affected by negative conditions in the United States economy or the industries of our customers. A substantial number of our principal customers are in the household products, garments, industrial equipment, telecommunications and related industries, and their business had been adversely affected, particularly during the 2001-2002 period. These customers collectively account for a substantial percentage of our revenue. Adverse conditions or worsening conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in the shipment volume and business levels of our customers. Either of these events could negatively affect our financial results. Adverse economic conditions outside the United States can also have an adverse effect on our customers and our business. We expect that demand for our services, and consequently our results of operations, will be sensitive to domestic and global economic conditions and other factors beyond our control.

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

6. OUR ABILITY TO SERVE OUR CUSTOMERS DEPENDS ON THE AVAILABILITY OF CARGO SPACE FROM THIRD PARTIES.

      Our ability to serve our customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that we use. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular shipment lanes at particular times. This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond our control. Our future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines or ocean carriers for cargo space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no submission of matters to a vote of security holders during the company's fiscal year ended September 30, 2004.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid prices for the company's common stock as reported on the OTC Bulletin Board for the periods indicated. Quotations do not necessarily represent actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal 2004                 High Bid       Low Bid
-----------                 --------       -------
First Quarter                 $1.33          $.67

Second Quarter                $1.55          $.81

Third Quarter                 $1.40          $.65

Fourth Quarter                $ .94          $.37



Fiscal 2003                 High Bid       Low Bid
-----------                 --------       -------
First Quarter                 $.67           $.24

Second Quarter                $.35           $.21

Third Quarter                 $.67           $.26

Fourth Quarter                $.85           $.52

      At December 15, 2004, the company had 57 holders of record and approximately 590 beneficial holders of its shares of common stock. On December 27, 2004, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $.46 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                     YEAR ENDED SEPTEMBER 30,

                                        2004            2003           2002            2001            2000
                                     ------------   ------------   ------------    ------------   ------------
Freight Forwarding Revenue            $69,981,639    $56,916,276    $44,848,442     $46,650,094    $53,160,777
                                     ------------   ------------   ------------    ------------   ------------
Net Income (Loss)                        $264,355       $196,787      $(118,783)        $38,966      $(130,647)
                                     ------------   ------------   ------------    ------------   ------------
Net Income (Loss) per common share        $0.0157        $0.0117       $(0.0077)            N/A            N/A
                                     ------------   ------------   ------------    ------------   ------------
Total Assets                           $7,030,489     $5,798,260     $4,726,296      $4,732,370     $5,038,883
                                     ------------   ------------   ------------    ------------   ------------
Long-Term Obligations                    $100,530        $78,568        $78,568        $153,619       $212,343
                                     ------------   ------------   ------------    ------------   ------------

Cash Dividends Declared
  per common share                                           N/A            N/A             N/A            N/A
                                                    ------------   ------------    ------------   ------------


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

      The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2004, as compared to the results of operations for the fiscal year ended September 30, 2003; the fiscal year ended September 30, 2003 as compared to the results of operations for the fiscal year ended September 30, 2002; and the results of operations for the fiscal year ended September 30, 2002, as compared to the results of operations for the fiscal year ended September 30, 2001. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2003

      REVENUE.

      Total forwarding revenue for fiscal 2004 was a record $69,981,639, as compared to $56,916,276 for fiscal 2003, a year-over-year increase of $13,065,363, or 23.0%. The increase in revenue was primarily due to the general improvement in international trade during fiscal 2004 in all of the principal industry sectors served by the company, in particular, wearing apparel and finished garments, household electronics and sporting goods and accessories. During fiscal 2004, the company substantially increased its overall business activities with existing clients as well as through the addition of new clients. Net revenue (forwarding revenue minus forwarding expenses) in fiscal 2004 was a record $6,940,462, an increase of $624,485, or 9.9%, as compared to $6,315,977 in fiscal 2003.

         FORWARDING EXPENSE.

      Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2004, forwarding expense increased by $12,440,878, or 24.6%, to $63,041,177 as compared to $50,600,299 for fiscal year 2003.
Forwarding expense increased year-over-year at a slightly higher percentage than forwarding revenue because, in fiscal 2004, a somewhat higher proportion of the company's total shipments utilized ocean freight, for which the company earns slightly lower margins than for air freight.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.

      Selling, general and administrative expense increased $367,015, or 6.2%, to $6,323,606 in fiscal 2004, as compared to $5,956,591 in fiscal 2003. However, as a percentage of revenue, SG&A expense in fiscal 2004 was 9.03%, an improvement of 143 basis points as compared to 10.46% as a percentage of revenue in fiscal 2003.

      INCOME FROM OPERATIONS.

      Janel's income from operations rose $236,917, or 70.4%, to a record $573,479 in fiscal 2004 as compared to $336,562 in fiscal 2003. The relatively greater percentage increase in operating income as compared to year-over-year revenue generally reflects the positive leverage effect derived from the largely fixed nature of SG&A expense. The operating income margin (income from operations divided by net revenue) improved by 293 basis points to 8.26% in fiscal 2004 from 5.33% in fiscal 2003.

      INCOME (LOSS) BEFORE INCOME TAXES.

      Income before taxes in fiscal 2004 was a record $468,955, which was less than income from operations for the period, primarily as a result a charge of $119,160 taken in the fiscal fourth quarter reflecting costs related to abandoned business acquisitions. Nonetheless, this represented a year-to-year improvement of $112,668., or 31.6%, as compared to income before taxes of $356,287 in fiscal 2003.

      INCOME TAXES.

      The effective income tax rate in both fiscal 2004 and fiscal 2003 reflects the U.S. federal statutory rate and applicable state income taxes.

      NET INCOME (LOSS).

      For fiscal 2004, Janel reported record net income of $264,355, an increase of $67,568, or 34.3%, as compared to the reported net income of $196,787 in fiscal 2003. Janel's net profit margin (net income as a percent of net revenue) was 3.81% in fiscal 2004, an improvement of 69 basis points as compared to 3.12% in fiscal 2003.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002

         REVENUE.

      Total forwarding revenue for fiscal 2003 was $56,916,276 as compared to $44,848,442 for fiscal 2002, a year-over-year decrease of $12,067,834, or 26.9%.
The increased level of revenue was primarily due to the general improvement in international trade during fiscal 2003 in all of the principal industry sectors served by the company, in particular, wearing apparel and finished garments, household electronics and sporting goods and accessories.

      FORWARDING EXPENSE.

      Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2003, forwarding expense increased by $11,575,182, or 29.7%, to $50,600,299 as compared to $39,025,117 for fiscal year 2002. The increase was generally consistent with the higher level of forwarding revenue year-over-year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.

      Selling, general and administrative expense increased $385,007, or 6.9%, to $5,956,591 in fiscal 2003 as compared to $5,571,584 in fiscal 2002. As a percentage of revenue, SG&A expense in fiscal 2003 at 10.46% improved by 196 basis points as compared to 12.42% in the prior year.

      INCOME FROM OPERATIONS.

      Primarily as a result of the proportionately lesser percentage increase in SG&A expenses relative to the percentage increase in revenue in fiscal 2003 as compared to fiscal 2002, Janel's income from operations rose $105,880, or 45.9%, to $336,562 in fiscal 2003 as compared to $230,682 in fiscal 2002. The operating income margin (i.e., based on income before taxes and other items) on net revenue (total forwarding revenue less forwarding expenses) increased by 137 basis points from 3.96% in fiscal 2002 to 5.33% in fiscal 2003.

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

      INCOME (LOSS) BEFORE INCOME TAXES.

      Primarily as a result of the nonrecurring charge for impairment loss of $250,000, the company reported a loss before income taxes of $(9,283) in fiscal 2002 as compared to income before income taxes of $356,287 in fiscal 2003. Excluding the effect of the impairment loss, Janel's income before taxes in fiscal 2002 would have been $240,717, yielding an increase of $115,570 or 48.1% for fiscal 2003 as compared to fiscal 2002 on that basis.

      INCOME TAXES.

      The effective income tax rate in both the fiscal 2003 and fiscal 2002 years reflects the U.S. federal statutory rate and applicable state income taxes. The charge for impairment loss was non-tax deductible and, therefore, did not affect the company's provision for income taxes.

      NET INCOME (LOSS).

      For fiscal 2003, Janel reported a net income of $196,787, a increase of $315,570 as compared to reported net loss of $(118,783) in fiscal 2002. However, excluding the effect of the charge for impairment loss, the company's net income for fiscal 2002 would have been $131,217, yielding an increase of $65,570 or 50.0% for fiscal 2003 as compared to fiscal 2002. On the same basis, Janel's net profit margin (net income as a percent of net revenue) would have increased by 87 basis points from 2.25% in fiscal 2002 to 3.12% in fiscal 2003.

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

      At September 30, 2004, cash increased by $227,101 to $1,287,507 from $1,060,406 at September 30, 2003. For the 12 months ended September 30, 2004, Janel's primary use of cash in operating activities was to finance an increase in its accounts receivable by $972,613, partially offset by an increase in accounts payable and accrued expenses of $936,668 and an increase in prepaid expenses and sundry current assets of $9,680. For financing activities, Janel increased cash through an increase in long-term debt of $26,515.

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

      At September 30, 2004, Janel had $1,200,000  ($700,000 as of September 30,
2003) of available borrowings remaining under a line of credit with a bank pursuant to which it may borrow up to $2,000,000 ($1,500,000 as of September 30,
2003) bearing interest at prime plus one-half of one percent, collateralized by certificates of deposit. Management believes anticipated cash flow from operations and availability under a line of credit is sufficient to meet the working capital and operating needs of its currently existing sources of business. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2005 and beyond, which encompasses a number of potential elements, as detailed below under "Current Outlook." To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional capital funding estimated at up to $10,000,000 during that period. There is no assurance either that such additional capital as necessary to execute the company's business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

      Based upon the results for the fiscal year ended September 30, 2004, and its current operations, Janel projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2005 will grow by approximately 10-15% to approximately $77 - $80 million.

      In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2005 and beyond through other avenues. The company's strategy for growth includes plans to: open additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Assuming successful execution of substantial elements of these growth strategies, the company projects that gross revenue for fiscal 2005 (which may approximate $100 million) could be significantly greater than its gross revenue for fiscal 2004, and that profitability will be commensurately greater than should Janel's fiscal 2004 results, as well.

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

          Not applicable.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Registrant are as follows:

Name                     Age            Position
----                     ---            --------
Stephen P. Cesarski      59             President, Chief Operating
                                        Officer and Director

James N. Jannello        60             Executive Vice President,
                                        Chief Executive Officer and
                                        Director

William J. Lally         51             Director

Ruth Werra               63             Secretary

Linda Bieler             43             Controller and Chief Financial
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

ITEM 11. EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE

      The following table sets forth, for the fiscal years ended September 30, 2004, 2003 and 2002, the cash compensation paid by the company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the company in all capacities in which they served.

                                                   Other Annual     Awards,       Securi-tiePayouts,     All Other
Name and          Year     Salary      Bonus       Compensation     Restricted    Under-lyinLTIP         Compen-
Principal                  ($)         ($)         ($)              Stock         Options   Payouts      sation
Position                                                            Awards ($)     /SARs     (#)          ($)
----------------- -------- ----------- ----------- ---------------- ------------- --------- ------------ -----------
Stephen P.        2002     153,285       35,000    17,981 (1)
Cesarski (1)      2003     164,085        6,080    41,772 (1)
President and     2004     161,689                 48,656 (1)
Chief Operating
Officer
----------------- -------- ----------- ----------- ---------------- ------------- --------- ------------ -----------
James N.          2002     147,377       35,000    13,685 (2)
Jannello (2)      2003     160,337        6,080    50,729 (2)
Executive Vice    2004     166,780                 49,750 (2)
President and
Chief Executive
Officer
----------------- -------- ----------- ----------- ---------------- ------------- --------- ------------ -----------
Noel J.           2002     118,436                  8,819 (3)
Jannello (3)      2003     124,426                 13,913 (3)
Vice President    2004     132,873                 24,242 (3)
----------------- -------- ----------- ----------- ---------------- ------------- --------- ------------ -----------
William J.        2002     100,560                  4,075 (4)
Lally (4)         2003     108,382                 21,004 (4)
Director          2004     108,382                 13,112 (4)
----------------- -------- ----------- ----------- ---------------- ------------- --------- ------------ -----------

(1) Includes $12,821, $11,374 and $9,783 and of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2004, 2003 and 2002 respectively, $33,889, $26,002 and $6,009 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2004, 2003 and 2002 respectively,$1,946, $4,396 and $2,189 of 401K paid on behalf of such individual for each of the fiscal years ended 2004, 2003 and 2002 respectively.

(2) Includes $10,132, $10,494 and $5,761 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2004, 2003 and 2002 respectively, $37,623, $35,895 and $5,819 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2004, 2003 and 2002 respectively, $1,995, $4,340 and $2,105 of 401K paid on behalf of such individual for each of the fiscal years ended 2004, 2003 and 2002 respectively.

(3) Includes $10,132, $4,500 and $4,500 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2004, 2003 and 2002 respectively, $12,937, $6,496 and $3,000 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2004, 2003 and 2002 respectively, $1,173, $2,917 and $1,319 of 401K paid on behalf of such individual for each fiscal years ended 2004, 2003 and 2002 respectively.

(4) Includes $13,112, $19,643 and $4,075 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2004, 2003 and 2002 respectively,$1,361 of 401K paid on behalf of such individual for each fiscal year ended 2003.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding shares of common stock beneficially owned as of December 29, 2004, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock,
(ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of                                      Percentage of
Beneficial Owner          Shares Beneficially Owned      Stock Outstanding (1)

Stephen P. Cesarski
150-14 132nd Avenue
Jamaica, NY 11434               5,500,000                   32.65%

James N. Jannello
150-14
132nd Avenue
Jamaica, NY 11434               5,500,000                   32.65%

William J.  Lally
17 West 312th Deer Path Rd.
Bensenville, IL 60106           1,000,000                    5.94%

All Officers and
Directors as a Group
(5 persons)                    12,050,000                   71.54%
--------------------------

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

      As of the fiscal year end of September 30, 2004, James N. Jannello was indebted to the company in the aggregate sum of $146,184, Steve Cesarski was indebted in the amount of $7,255 and William J. Lally was indebted in the aggregate amount of $7,550. The officer loans to Mr. Jannello and Mr. Cesarski each bear interest at 4% per annum. The officer loan to Mr. Lally is non-interest bearing. The officer loans are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      AUDIT FEES

      The aggregate fees billed by Paritz & Company, P.A. for the annual audit were $25,000 and $24,500 for the fiscal years ended September 30, 2004 and 2003, respectively, and their fees for review of the interim financial statements were $10,500 and $10,500 for the fiscal years ended September 30, 2004 and 2003, respectively.

      FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

      Paritz & Company, P.A. did not render any professional services to Janel World Trade, Ltd. for financial information systems design and implementation, as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X, during the fiscal years ended September 30, 2004 and 2003.

      ALL OTHER FEES

      The aggregate fees billed by Paritz & Company, P.A. for all other services rendered to Janel World Trade, Ltd. during the fiscal years ended September 30, 2004 and 2003, other than audit services, were $11,774 for the fiscal year ended September 30, 2004, and $5,000 in each of the fiscal years ended September 30, 2003 and 2002. These "other fees" were for services related to an abandoned acquisition ($6,774), and tax services ($5,000).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (A)   FINANCIAL STATEMENTS.

            Independent Auditor's Report

            Consolidated Balance Sheets as at September 30, 2004 and 2003

            Consolidated Statement of Operations for the Years Ended September 30, 2004, 2003 and 2002

            Consolidated Statement of Changes in Stockholders' Equity for the Years Ended September 30, 2004, 2003 and 2002

            Consolidated Statement of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002

            Notes to Consolidated Financial Statements

      (C)   EXHIBITS.

      2.    Agreement  and Plan of Merger  dated July 18, 2002 by and among Wine
            Systems  Design,  Inc.,  WSD  Acquisition,   Inc.  and  Janel  World
            Transport, Ltd.**

      3(i)  Articles  of  Incorporation   of  Wine  Systems  Design,   Inc.
            (predecessor name) filed on August 31, 2000.*

      3(ii) By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*

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

December 28, 2004

                                     JANEL WORLD TRADE, LTD.

                                     By:/s/ James N. Jannello
                                     -------------------------------------------
                                     James N. Jannello, Executive Vice President
                                     and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ James N. Jannello     Executive Vice President, Chief     December 28, 2004
---------------------     Executive Officer and Director
James N. Jannello

/s/ Stephen P. Cesarski   President, Chief Operating          December 28, 2004
-----------------------   Officer and Director
Stephen P. Cesarski

/s/ William J. Lally      Director                            December 28, 2004
--------------------
William J. Lally

/s/ Linda Bieler          Controller and Chief Financial      December 28, 2004
----------------          and Accounting Officer
Linda Bieler

/s/ Ruth Werra            Secretary                           December 28, 2004
--------------
Ruth Werra

PARITZ & COMPANY, P.A.


================================================================================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT

                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

================================================================================

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

Hackensack, New Jersey
DATE: November 22, 2004

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================


                                                          SEPTEMBER 30,
                                                        2004         2003
                                                     ----------   ----------
                                ASSETS
CURRENT ASSETS
  Cash (NOTES 1,6)                                   $1,287,507   $1,060,406
  Accounts receivable, net of
   allowance for doubtful accounts of
   $31,413 in 2004 and $30,000 in 2003                5,280,435    4,307,822
  Marketable securities (NOTE 3)                         46,137       41,093
  Loans receivable - officers (NOTE 4)                  160,989      158,332
                              - other                    26,153       18,479
  Prepaid expenses and sundry current assets             67,524       57,844
                                                     ----------   ----------
     TOTAL CURRENT ASSETS                             6,868,745    5,643,976
                                                     ----------   ----------

PROPERTY AND EQUIPMENT, NET (NOTE 5)                    111,816      102,930
                                                     ----------   ----------

OTHER ASSETS:
  Security deposits                                      49,928       51,354
                                                     ----------   ----------
     TOTAL OTHER ASSETS                                  49,928       51,354
                                                     ----------   ----------

                                                     $7,030,489   $5,798,260
                                                     ==========   ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - bank (NOTE 6)                       $  800,000   $  800,000
  Accounts payable                                    3,164,933    2,273,345
  Accrued expenses and taxes payable                    153,720      108,640
  Current portion of long-term debt (NOTE 7)              8,393        3,840
                                                     ----------   ----------
     TOTAL CURRENT LIABILITIES                        4,127,046    3,185,825
                                                     ----------   ----------

OTHER LIABILITIES:
  Long-term debt                                         21,962           --
  Deferred compensation                                  78,568       78,568
                                                     ----------   ----------
     TOTAL OTHER LIABILITIES                            100,530       78,568
                                                     ----------   ----------

STOCKHOLDERS' EQUITY (NOTE 8)                         2,802,913    2,533,867
                                                     ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $7,030,489   $5,798,260
                                                     ==========   ==========

================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements


                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                               YEAR ENDED SEPTEMBER 30,
                                                         2004            2003           2002
                                                     ------------    ------------   ------------
FREIGHT FORWARDING REVENUES                          $ 69,981,639    $ 56,916,276   $ 44,848,442
                                                     ------------    ------------   ------------



COSTS AND EXPENSES:
  Forwarding expenses                                  63,041,177      50,600,299     39,025,117
  Selling, general and administrative                   6,323,606       5,956,591      5,571,584
  Interest                                                 43,377          22,824         21,059
                                                     ------------    ------------   ------------
     TOTAL COSTS AND EXPENSES                          69,408,160      56,579,714     44,617,760
                                                     ------------    ------------   ------------

INCOME BEFORE OTHER ITEMS                                 573,479         336,562        230,682
                                                     ------------    ------------   ------------

OTHER ITEMS:
  Costs related to abandoned business acquisitions       (119,160)
  Impairment loss (NOTE 2)                                     --              --       (250,000)
  Interest and dividend income                             14,636          19,725         10,035
                                                     ------------    ------------   ------------
     TOTAL OTHER ITEMS                                   (104,524)         19,725       (239,965)
                                                     ------------    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                         468,955         356,287         (9,283)

Income taxes (NOTE 9)                                     204,600         159,500        109,500
                                                     ------------    ------------   ------------

NET INCOME (LOSS)                                    $    264,355    $    196,787   $   (118,783)
                                                     ============    ============   ============


BASIC AND DILUTED INCOME (LOSS) PER SHARE            $      .0157    $      .0117   $     (.0077)
                                                     ============    ============   ============

WEIGHTED NUMBER OF SHARES OUTSTANDING                  16,843,000      16,839,433     15,350,332
                                                     ============    ============   ============

================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements


                                             JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
==================================================================================================================================


                                                                                                         ACCUMULATED
                                       CAPITAL STOCK           ADDITIONAL                 STOCK          OTHER
                                                               PAID-IN      RETAINED      SUBSCRIPTION   COMPREHENSIVE
                                    SHARES          $          CAPITAL      EARNINGS      RECEIVABLE     GAIN (LOSS)      TOTAL
                                 -----------   -----------   -----------   -----------    -----------    -----------   -----------
BALANCE - SEPTEMBER 30, 2001           1,000   $     3,200   $   228,887   $ 1,951,091    $        --    $   (13,367)  $ 2,169,811
Net loss                                  --            --            --      (118,783)            --             --      (118,783)
Effect of stock splits
 and return of shares (NOTE 2)    14,999,000        11,800       238,200            --             --             --       250,000
Sale of common stock (NOTE 8)      1,801,000         1,801        16,209            --        (18,010)            --            --
Other comprehensive (losses):
    Unrealized gains on
     available -for-sale
     marketable securities                --            --            --            --             --         (4,676)       (4,676)
                                 -----------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCE - SEPTEMBER 30, 2002      16,801,000        16,801       483,296     1,832,308        (18,010)       (18,043)    2,296,352
Net income                                --            --            --       196,787             --             --       196,787
Stock subscription received               --            --            --            --         18,010             --        18,010
Issuance of common stock (NOTE 8)     42,000            42        15,567            --             --             --        15,609
Other comprehensive gains:
    Unrealized gains on
     available -for-sale
     marketable securities                --            --            --            --             --          7,109         7,109
                                 -----------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCE - SEPTEMBER 30, 2003      16,843,000        16,843       498,863     2,029,095             --        (10,934)    2,533,867
Net income                                --            --            --       264,355             --             --       264,355
Other comprehensive gains:
    Unrealized gains on
     available-for-sale
     marketable securities                --            --            --            --             --          4,691         4,691
                                 -----------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCE - SEPTEMBER 30, 2004      16,843,000   $    16,843   $   498,863   $ 2,293,450    $        --    $    (6,243)  $ 2,802,913
                                 ===========   ===========   ===========   ===========    ===========    ===========   ===========

==================================================================================================================================

                      The accompanying notes are an integral part of these consolidated financial statements



                           JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================================

                                                                YEAR ENDED SEPTEMBER 30,
                                                          2004            2003           2002
                                                       -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss)                                    $   264,355    $   196,787    $  (118,783)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Impairment loss                                           --             --        250,000
      Stock issued for services                                 --         15,609             --
      Depreciation and amortization                         63,375         55,892         84,561
  Changes in operating assets and liabilities:
      Accounts receivable                                 (972,613)    (1,248,272)      (321,037)
      Loans receivable                                     (10,331)         2,046        (19,338)
      Prepaid expenses and sundry current assets            (9,680)        40,998          9,897
      Accounts payable and accrued expenses                936,668        342,507         36,462
      Other                                                  1,426         (2,647)           (56)
                                                       -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES       273,200       (597,080)       (78,294)
                                                       -----------    -----------    -----------

INVESTING ACTIVITIES:
  Acquisition of property and equipment, net               (72,261)       (50,946)       (26,632)
  Purchase of marketable securities                           (353)          (461)          (607)
                                                       -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                      (72,614)       (51,407)       (27,239)
                                                       -----------    -----------    -----------

FINANCING ACTIVITIES:
  Increase in (repayment of) long-term debt                 26,515         (8,058)       (99,608)
  Bank borrowings (repayment)                                   --        500,000        (25,000)
  Proceeds from sale of common stock                            --         18,010             --
                                                       -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         26,515        509,952       (124,608)
                                                       -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                227,101       (138,535)      (230,141)

CASH - BEGINNING OF YEAR                                 1,060,406      1,198,941      1,429,082
                                                       -----------    -----------    -----------

CASH - END OF YEAR                                     $ 1,287,507    $ 1,060,406    $ 1,198,941
                                                       ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                         $    43,377    $    22,824    $    21,059
                                                       ===========    ===========    ===========
      Income taxes                                     $   173,277    $   115,797    $     4,654
                                                       ===========    ===========    ===========
  Non-cash financing activities:
      Non-cash repayment of long-term debt             $        --    $        --    $    44,469
                                                       ===========    ===========    ===========

================================================================================================

   The accompanying notes are an integral part of these consolidated financial statements


                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003
================================================================================

1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS DESCRIPTION

      The Company is primarily engaged in full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services and warehousing and distribution services.

      BASIS OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

      IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

      INCOME PER COMMON SHARE

      Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of stock options.

      COMPREHENSIVE INCOME

      Comprehensive income encompasses all changes in stockholders' equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. As of September 30, 2004, accumulated other comprehensive income (loss) consists of unrealized losses on unrestricted available-for-sale marketable equity securities.

2     MERGERS, ACQUISITIONS AND ABANDONED ACQUISITIONS

      Pursuant to an agreement and plan of merger dated as of June 17, 2002, C and N Corp. ("CN") was merged into Janel World Transport, Ltd. ("Janel"), a newly formed Nevada corporation having the same shareholders as CN. In connection therewith, the shareholders of CN were issued 11,000,000 shares of Janel common stock ("Janel shares").

================================================================================

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

      The Company negotiated several business acquisitions during the year ended September 30, 2004. In connection therewith, the Company incurred legal and accounting fees aggregating $119,160. As of September 30, 2004, it is more likely than not that these acquisitions will not be consummated and, accordingly, these costs have been written off.

3     MARKETABLE SECURITIES

      Marketable securities consist of the following:

                                      Unrealized
                                       Holding
                                       (losses)
                              Cost      Gains     Fair Value
                            --------   --------    --------

As of September 30, 2004:
    Mutual Funds            $ 52,380   $ (6,243)   $ 46,137
                            ========   ========    ========

As of September 30, 2003:
    Mutual Funds            $ 52,027   $(10,934)   $ 41,093
                            ========   ========    ========

================================================================================

4     LOANS RECEIVABLE - OFFICERS

      The loans receivable - officers bear interest at 4% per annum and are due on demand.

5     PROPERTY AND EQUIPMENT

      A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

                                                  September 30,
                                              2004           2003       Life


      Furniture and fixtures                 $88,688        $ 93,296  5-7 years
      Computer equipment                     325,936         291,759  5 years
                                         -----------    ------------
                                             414,624         385,055
      Less accumulated depreciation and
          Amortization                       302,808         282,125
                                         -----------    ------------

                                            $111,816        $102,930
                                         ===========    ============

6     NOTE PAYABLE - BANK

      The Company has an available line of credit with a bank pursuant to which it may borrow up to $2,000,000. Advances under this facility bear interest at prime plus 1/2% and are collateralized by substantially all assets of the Company. In addition, all borrowings under this agreement are personally guaranteed by certain stockholders of the Company.

7     LONG-TERM DEBT

      Long-term debt consists of various capitalized lease obligations payable in monthly installments of approximately $700 inclusive of interest at 5% to 11% per annum. These leases are collateralized by security interests in certain property and equipment.

8     STOCKHOLDERS' EQUITY

      Janel is authorized to issue 225,000,000 shares of common stock, par value $.001.

      See Note 2 for information relating to shares issued in connection with acquisition, merger and issuance of common stock.

      On July 22, 2002 Janel's Board of Directors agreed to and approved the sale of 1,801,000 shares of restricted common stock for a purchase price of $.01 per share to forty-three employees and five consultants as an incentive for performance.

      In October 2002 the Company issued 42,000 unregistered shares of common stock as payment for legal services.

================================================================================

9     INCOME TAXES

         Income taxes consist of the following:

                                            Year Ended September 30,
                                      2004           2003            2002
                                  ------------    -----------     -----------

                Federal              $152,000       $ 93,000         $66,100
                State and local        52,600         66,500          43,400
                                  ------------    -----------     -----------

                                     $204,600       $159,500        $109,500
                                  ============    ===========     ===========


         The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:


                                                    Year Ended September 30,
                                                  2004         2003      2002
                                                ---------    --------  --------

 Federal taxes (benefit) at statutory rates      $159,500    $121,000  $(3,150)
 Non-deductible expenses                           10,400       4,250    86,300
 State and local taxes, net of Federal benefit     34,700      34,250    26,350
                                                ---------    --------  --------
                                                 $204,600    $159,500  $109,500
                                                =========    ========  ========

10    PROFIT SHARING AND 401(K) PLANS

      The Company maintains a noncontributory profit sharing and 401(k) plan covering substantially all full-time employees. The expense charged to operations for the years ended September 30, 2004, 2003 and 2002 aggregated approximately $23,000, $22,000 and $22,500, respectively.

11    RENTAL COMMITMENTS

      The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2004, 2003 and 2002 were approximately $294,000, $288,000 and $275,000, respectively.

      Future  minimum  lease  commitments   (excluding  renewal  options)  under
      noncancelable leases are as follows;


 Year ended September 30, 2005                      $290,000
                          2006                       270,000
                          2007                       230,000
                          2008                       162,000
                          2009                       145,500
                    Thereafter                       194,000

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