Form 10-Q
period 2004-12-31
JANEL WORLD TRADE LTD
filed 2005-02-17
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Exchange Act). Yes|_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,843,000

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

         (a) Janel's unaudited, interim financial statements for its first fiscal quarter (the three ended December 31, 2004) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found at Item 2, following the financial statements.

================================================================================
                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2004
================================================================================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                              DECEMBER 31, 2004  SEPTEMBER 30, 2004
                                                              -----------------  ------------------
                                                                 (Unaudited)       (Audited)
                                                       ASSETS
CURRENT ASSETS
  Cash                                                           $1,252,600       $1,287,507
  Accounts receivable, net of allowance for
    doubtful accounts of $39,713 at December 31, 2004
    and $31,413 at September 30, 2004                             4,051,879        5,280,435
  Marketable securities                                              52,196           46,137
  Loans receivable - officers                                       161,057          160,989
                              - other                                21,130           26,153
  Prepaid expenses and sundry current assets                         63,124           67,524
                                                                 ----------       ----------
     TOTAL CURRENT ASSETS                                         5,601,986        6,868,745

PROPERTY AND EQUIPMENT, NET                                         237,256          111,816

OTHER ASSETS:
  Security deposits                                                  49,818           49,928
                                                                 ----------       ----------

                                                                 $5,889,060       $7,030,489
                                                                 ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank                                              $  600,000       $  800,000
Accounts payable                                                  2,128,514        3,164,933
Accrued expenses and taxes payable                                  175,263          153,720
Current portion of long-term debt                                     8,393            8,393
                                                                 ----------       ----------
     TOTAL CURRENT LIABILITIES                                    2,912,170        4,127,046
                                                                 ----------       ----------

OTHER LIABILITIES:
  Long-term debt                                                     19,864           21,962
  Deferred compensation                                              78,568           78,568
                                                                 ----------       ----------
                                                                 ----------       ----------
     TOTAL OTHER LIABILITIES                                         98,432          100,530
                                                                 ----------       ----------
                                                                                  ----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
    225,000,000 shares authorized
    16,843,000 shares issued and outstanding
    at December 31, 2004 and September 30, 2004                      16,843           16,843
    Additional paid-in capital                                      498,863          498,863
    Retained earnings                                             2,362,752        2,287,207
                                                                 ----------       ----------
       TOTAL STOCKHOLDERS' EQUITY                                 2,878,458        2,802,913
                                                                 ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $5,889,060       $7,030,489
                                                                 ==========       ==========

================================================================================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
================================================================================

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                             -------------------------------
                                                                2004              2003

REVENUES:
  Forwarding revenues                                        $15,023,002       $16,168,790
  Interest and dividends                                           4,383             3,918
                                                             -----------       -----------

          TOTAL REVENUES                                      15,027,385        16,172,708
                                                             -----------       -----------



COSTS AND EXPENSES:
  Forwarding expenses                                         13,354,994        14,515,336
  Selling, general and administrative                          1,536,490         1,550,006
  Interest                                                        10,878            10,436
                                                             -----------       -----------

     TOTAL COSTS AND EXPENSES                                 14,902,362        16,075,778
                                                             -----------       -----------


INCOME BEFORE INCOME TAXES                                       125,023            96,930

Income taxes                                                      53,800            42,500
                                                             -----------       -----------


NET INCOME                                                   $    71,223       $    54,430
                                                             ===========       ===========



OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Unrealized gain from available for sale securities       $     4,322       $     3,994
                                                             ===========       ===========




BASIC AND DILUTED EARNINGS PER SHARE                         $     .0042       $     .0032
                                                             ===========       ===========

WEIGHTED NUMBER OF SHARES OUTSTANDING                         16,843,000        16,843,000
                                                             ===========       ===========

================================================================================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
================================================================================

                                                         THREE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------
                                                              2004               2003
OPERATING ACTIVITIES:
  Net income                                              $    71,223        $    54,430
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            17,656             12,441
  Changes in operating assets and liabilities:
      Accounts receivable                                   1,228,556            217,643
      Loans receivable                                          4,955              2,874
      Prepaid expenses and sundry current assets                4,400            (13,425)
      Security deposits                                           110                386
      Accounts payable and accrued expenses                (1,014,876)          (257,373)
                                                          -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     312,024             16,976
                                                          -----------        -----------


INVESTING ACTIVITIES:
  Acquisition of property and equipment, net                 (143,096)            (3,133)
  Purchase of marketable securities                            (1,737)              (365)
                                                          -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                        (144,833)            (3,498)
                                                          -----------        -----------


FINANCING ACTIVITIES:
  Repayment of long-term debt, net                             (2,098)            (1,792)
  Bank borrowings (repayment)                                (200,000)           200,000
                                                          -----------        -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (202,098)           198,208
                                                          -----------        -----------


INCREASE (DECREASE) IN CASH                                   (34,907)           211,686

CASH - BEGINNING OF PERIOD                                  1,287,507          1,060,406
                                                          -----------        -----------

CASH - END OF PERIOD                                      $ 1,252,600        $ 1,272,092
                                                          ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                            $    10,878        $    10,436
                                                          ===========        ===========
      Income taxes                                        $    71,644        $    60,245
                                                          ===========        ===========

================================================================================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (Unaudited)
================================================================================



1     BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on or about December 28, 2004.

--------------------------------------------------------------------------------
2        GENERAL COMMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
In March 2004, the Company increased its line of credit with a bank from $1,500,000 to $2,000,000. Advances under this facility bear interest at prime plus .5% per annum, are due on March 31, 2005 and are collateralized by substantially all assets of the Company. In addition, all borrowings under this agreement are personally guaranteed by certain stockholders of the Company.
--------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company's ability to manage and continue its growth and implement its business strategy; the company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company's future financial and operating results, cash needs and demand for its services; and the company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel's Annual Report on Form 10-K filed with the SEC on December 30, 2004. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

         The following discussion and analysis addresses the results of operations for the three months ended December 31, 2004, as compared to the results of operations for the three months ended December 31, 2003. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

         Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

      Revenue. Total revenue for the first quarter of fiscal 2005 was $15,027,385 as compared to $16,172,708 for the same period of fiscal 2003, a year-over-year decrease of $1,145,323, or 7.1%. The lower level of revenues resulted from elimination of nine low margin customer accounts (combined annual revenue during fiscal 2004 totaled approximately $10.9 million), a reduction in airfreight shipments in favor of lower cost ocean freight shipment, and reduced import business related to the decline in the value of the U.S. Dollar.

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

      For the first quarter of fiscal 2005, forwarding expenses decreased by $1,160,342, or 8%, to $13,354,994, as compared to $14,515,336 for the first quarter of fiscal 2004. The year-over-year percentage decrease was directly related to the decrease in revenue. Forwarding expenses as a percentage of total revenue decreased from 89.7% to 88.9% year-over-year.

      Selling, General and Administrative Expense. As a percentage of revenues, selling, general and administrative expense in first quarter of fiscal 2005 increased 60 basis points to 10.2%, as compared to 9.6% in the prior year's comparable period (and increased 230 basis points as compared to 7.9% in the immediately preceding fourth quarter of fiscal 2004) as a result of the decrease in revenue. In absolute dollar terms, SG&A expense decreased $13,516, or 1.0%, to $1,536,490 in the first quarter of fiscal 2005, as compared to $1,550,006 in the first quarter of fiscal 2004, as a result of a consolidation of jobs within the company's infrastructure.

      Income Before Taxes. Janel's income before taxes for the first quarter of fiscal 2005 increased $28,093, or by 29.0%, from $96,930 in 2004 to $125,023 in
2005. Consequently, the pretax profit margin on net revenue (total revenue less forwarding expenses) increased by 170 basis points year-over-year from 5.8% in fiscal 2004 to 7.5% in fiscal 2005. The principal reason for the increase in pretax profit, and consequently in pretax profit margin, was the 80 basis-point decrease in forwarding expense as a percentage of total revenue, only partially offset by the increase in SG&A expense as a percentage of total revenue.

      Income Taxes. The effective income tax rate in both the 2004 and 2003 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income. Net income for the first quarter of fiscal 2005 was $71,223, an increase of $16,793, or 30.9%, as compared to net income of $54,430 for the first quarter of fiscal 2004. This reflects an increase in Janel's net profit margin (net income as a percent of net revenue) of 98 basis points, from 3.29% in the first quarter of fiscal 2004 to 4.27% in the first quarter of fiscal 2005.

Liquidity and Capital Resources

      Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

      During the three months ended December 31, 2004, Janel's net incremental requirements for working capital have been minimal, aided by an increase in net income and a significant decrease in both accounts receivable and accounts payable, resulting from the elimination of low margin business and reduced import business related to the decline in the value of the U.S. Dollar. Janel's past cash flow performance is generally indicative of future cash flow performance.

      In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. At December 31, 2004, Janel had $1,400,000 of
available borrowing remaining under a line of credit with a bank (during the first quarter of fiscal 2005, the company had repaid $200,000), pursuant to which could borrow up to $2,000,000 bearing interest at prime plus one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and is personally guaranteed by certain shareholders of the company. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit has been increased to $3,000,000. Management believes anticipated cash flow from operations and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs.

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

      Management is reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the three months ended December 31, 2004, and its current expectations for the remainder of fiscal 2005, Janel currently projects that gross revenues for its fiscal year ending September 30, 2005, exclusive of any potential acquisition activity or other extraordinary events, will fall in the range of approximately $65 - $72 million, as compared to approximately $69 million reported in fiscal 2004.

      Janel is continuing to implement its business plan and strategy to increase revenue and profitability through its fiscal year ending September 30, 2005 and beyond. The company's strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; increase profit margins by avoiding low margin business; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases (in January 2005, Janel acquired a sales team which, based on past performance, is expected to produce additional revenue of approximately $2.5 million in fiscal
2005); increase its focus on growing revenues related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

Critical Accounting Policies and Estimates

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

      Management believes that the nature of the Company's business is such that there are few, if any, complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

Revenue Recognition

      Airfreight revenues include the charges to the company for carrying the shipments when the company acts as a freight consolidator. Ocean freight revenues include the charges to the company for carrying the shipments when the company acts as a Non-Vessel Operating Common Carrier (NVOCC). In each case the company is acting as an indirect carrier. When acting as an indirect carrier, the company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point, the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

      Based upon the terms in the contract of carriage, revenues related to shipments where the company issues an HAWB or an HOBL are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this same time.

      Revenues realized in other capacities, for instance, when the company acts as an agent for the shipper, and does not issue an HAWB or an HOEL, include only the commissions and fees earned for the services performed. These revenues are recognized upon completion of the services. Similarly, revenues related to customs brokerage and other services are recognized upon completion of the services.

      Arranging international shipments is a complex task. Each actual movement can require multiple services. In some instances, the company is asked to perform only one of these services. However, in most instances, the company may perform multiple services. These services include destination breakbulk services and value added ancillary services such as local transportation, export customs formalities, distribution services and logistics management. Each of these services has an associated fee, which is recognized as revenue upon completion of the service.

Estimates

      While judgments and estimates are a necessary component of any system of accounting, the company's use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the company's consolidated statements of income;

      a.    accounts receivable valuation,

      b.    the useful lives of long-term assets,

      c. the accrual of costs related to ancillary services the company provides,

      c.    accrual of tax expense on an interim basis.

      Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application. Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the company's transactions. While the use of estimates means that actual future results may be different from those contemplated by the estimates, the company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

Item 3   Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 4.  Controls and Procedures.

      We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of shareholders during the first fiscal quarter ended December 31, 2004.

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

February 16, 2005

                                            JANEL WORLD TRADE, LTD.

                                            By: /s/ James N. Jannello
                                                --------------------------------
                                                James N. Jannello
                                                Chief Executive Officer