Form 10-Q
period 2005-03-31
JANEL WORLD TRADE LTD
filed 2005-05-20
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-60608


                             JANEL WORLD TRADE, LTD.
             (Exact name of registrant as specified in its charter)


            NEVADA                                     86-1005291
    (State of incorporation)             (I.R.S. Employer Identification Number)


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

      (a) Janel's unaudited, interim financial statements for its second fiscal quarter (the three and six months ended March 31, 2005) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found at Item 2, following the financial statements.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                             MARCH 31,   SEPTEMBER 30,
                                                                2005         2004
                                                             ----------   ----------
                                                            (Unaudited)    (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $  796,391   $1,287,507
  Accounts receivable, net of allowance for doubtful
     accounts of $25,498 at March 31, 2005 and
     $31,413 at September 30, 2004                            4,041,792    5,280,435
  Marketable securities                                          52,303       46,137
  Loans receivable - officers                                   162,250      160,989
                   - other                                       27,839       26,153
  Prepaid expenses and sundry current assets                     97,193       67,524
                                                             ----------   ----------
     TOTAL CURRENT ASSETS                                     5,177,768    6,868,745

PROPERTY AND EQUIPMENT, NET                                     246,028      111,816

SECURITY DEPOSITS                                                49,818       49,928
                                                             ----------   ----------

TOTAL ASSETS                                                 $5,473,614   $7,030,489
                                                             ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable - bank                                        $       --   $  800,000
  Accounts payable                                            2,490,171    3,164,933
  Accrued expenses and taxes payable                             31,119      153,720
  Current portion of long-term debt                               8,393        8,393
                                                             ----------   ----------
     TOTAL CURRENT LIABILITIES                                2,529,683    4,127,046
                                                             ----------   ----------

OTHER LIABILITIES:
  Long-term debt                                                 17,766       21,962
  Deferred compensation                                          78,568       78,568
                                                             ----------   ----------
     TOTAL OTHER LIABILITIES                                     96,334      100,530
                                                             ----------   ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value
    225,000,000 shares authorized
    16,843,000 shares issued and outstanding
    at  March 31, 2005 and September 30, 2004                    16,843       16,843
  Additional paid-in capital                                    248,863      248,863
  Retained earnings                                           2,581,891    2,537,207
                                                             ----------   ----------
     TOTAL STOCKHOLDERS' EQUITY                               2,847,597    2,802,913
                                                             ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $5,473,614   $7,030,459
                                                             ==========   ==========

================================================================================

                         See accountants' review report

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

================================================================================

                                           SIX MONTHS ENDED MARCH 31,     THREE MONTHS ENDED MARCH 31,
                                          ----------------------------    ----------------------------
                                              2005            2004            2005            2004
                                          ------------    ------------    ------------    ------------
REVENUES                                  $ 29,973,687    $ 33,052,346    $ 14,950,685    $ 16,883,556
                                          ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Forwarding expenses                       26,704,540      29,747,504      13,349,546      15,232,168
  Selling, general and administrative        3,187,593       3,140,558       1,651,103       1,590,552
                                          ------------    ------------    ------------    ------------

          TOTAL COSTS AND EXPENSES          29,892,133      32,888,062      15,000,649      16,822,720
                                          ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                   81,554         164,284         (49,964)         60,836
                                          ------------    ------------    ------------    ------------

OTHER ITEMS:
  Interest and dividend income                   8,969           7,484           4,586           3,566
  Interest expense                             (19,876)        (22,287)         (8,998)        (11,851)
                                          ------------    ------------    ------------    ------------

     TOTAL OTHER ITEMS                         (10,907)        (14,803)         (4,412)         (8,285)
                                          ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE

    INCOME TAXES (CREDITS)                      70,647         149,481         (54,376)         52,551
                                          ------------    ------------    ------------    ------------

Income taxes (credits)                          30,400          65,500         (23,400)         23,000
                                          ------------    ------------    ------------    ------------

NET INCOME (LOSS)                         $     40,247    $     83,981    $    (30,976)   $     29,551
                                          ============    ============    ============    ============

OTHER COMPREHENSIVE INCOME
NET OF TAX:
  Unrealized gain (loss) from available
  for sale securities                     $      4,437    $      4,922    $        115    $        928
                                          ============    ============    ============    ============

Basic and diluted earnings per share      $     .00239    $     .00499    $    (.00184)   $     .00175
                                          ============    ============    ============    ============

Weighted number of shares outstanding       16,843,000      16,843,000      16,843,000      16,843,000
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

================================================================================

                         See accountants' review report

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

================================================================================

                                                      SIX MONTHS ENDED MARCH 31,
                                                      --------------------------
                                                          2005           2004
                                                      -----------    -----------
OPERATING ACTIVITIES:

  Net income                                          $    40,247    $    83,981
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        40,465         25,688
    Changes in operating assets and liabilities:
      Accounts receivable                               1,238,643       (243,538)
      Prepaid expenses and sundry current assets          (29,669)        (1,970)
      Security deposits                                       110            936
      Accounts payable and accrued expenses              (797,363)       583,669
                                                      -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 492,433        448,766
                                                      -----------    -----------
INVESTING ACTIVITIES:
  Acquisition of property and equipment, net             (174,677)       (18,685)
  Purchase of marketable securities                        (1,729)          (353)
                                                      -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (176,406)       (19,038)
                                                      -----------    -----------
FINANCING ACTIVITIES:
  Repayment of  (increase in ) loans receivable            (2,947)         4,587
  Repayment of long-term debt, net                         (4,196)        (3,158)
  Repayment of (increase in) bank borrowings             (800,000)       200,000
                                                      -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (807,143)       201,429
                                                      -----------    -----------

INCREASE (DECREASE) IN CASH                              (491,116)       631,157

CASH - BEGINNING OF PERIOD                              1,287,507      1,060,406
                                                      -----------    -----------

CASH - END OF PERIOD                                  $   796,391    $ 1,691,563
                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                    $    19,876    $    22,287
                                                      ===========    ===========
          Income taxes                                $   173,594    $   125,777
                                                      ===========    ===========
      Non-cash investing activities:
          Unrealized gain on marketable securities    $     4,437    $     4,922
                                                      ===========    ===========

================================================================================

                         See accountants' review report

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

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

2     GENERAL COMMENTS

      During the quarter ended March 31, 2005 the Company reduced, retroactive to the date of acquisition, additional paid-in capital and increased retained earnings by $250,000. This classification relates to the original accounting for the acquisition of Wine Systems Design, Inc. where a value was attributed to the shares issued in connection with the acquisition. This value was attributed to goodwill and was subsequently written off.

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

      When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company's ability to manage and continue its growth and implement its business strategy; the company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company's future financial and operating results, cash needs and demand for its services; and the company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel's Annual Report on Form 10-K filed with the SEC on December 28, 2004. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

OVERVIEW

      The following discussion and analysis addresses the results of operations for the three months ended March 31, 2005, as compared to the results of operations for the three months ended March 31, 2004, and for the six months ended March 31, 2005, as compared to the six months ended March 31, 2004. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

RESULTS OF OPERATIONS

      Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      REVENUE. Total revenue for the second quarter of fiscal 2005 was $14,950,685, as compared to $16,883,556 for the same period of fiscal 2004, a year-over-year decrease of $1,932,871, or 11.4%. The lower level of revenue resulted from Janel's elimination of nine low margin customer accounts, which accounted for $3,340,703 of revenue during the second quarter of fiscal 2004. The elimination of the low margin customer accounts was partially offset by increased business activity attributable to both new customer accounts and increased shipping activity by existing customers.

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

      For the second quarter of fiscal 2005, forwarding expense decreased by $1,882,622, or 12.4%, to $13,349,546, as compared to $15,232,168 for the second quarter of fiscal 2004. The percentage decrease was slightly higher than the decrease in total revenue year over year, yielding a decrease in the measure of forwarding expense as a percentage of total revenue to 89.3% from 90.2% for the second fiscal quarter of 2004. The percentage decrease is the result of (1) elimination of low margin customer accounts; (2) improving supply-chain management and inventory planning processes which reduced the frequency of time-critical shipments, resulting in more economical ocean freight rather than higher-cost airfreight; and (3) expansion of Janel's export business, which is conducted predominantly via ocean freight.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense in second quarter of fiscal 2005 increased by $60,551 (3.8%) to $1,651,103, or 11.04% of total revenue, as compared to $1,590,552, or
9.42% of total revenue, in the second quarter of fiscal 2004. The year-over-year dollar increase in SG&A resulted from an increase of $24,553 in accounting, legal and investor relations expenses, the hiring of three additional salespeople, and related expenses in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

      INCOME (LOSS) BEFORE TAXES. Janel's results for the second quarter of fiscal 2005 declined from income before taxes of $52,551 in the second quarter of fiscal 2004, to a loss of $(54,376) in the second quarter of fiscal 2005. The principal reason for the loss was the significant reduction in year-over-year revenue, combined with an increase in SG&A expense as a percentage of total revenue, which were sufficient to overcome the decrease of 12.4% in forwarding expense during the period.

      INCOME TAXES. The effective income tax rate in both the 2005 and 2004 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      NET INCOME (LOSS). Net loss for the second quarter of fiscal 2005 was $(30,976), or $(0.00184) per diluted share, as compared to net income of $29,551, or $0.00175 per diluted share, in the second quarter of fiscal 2004.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX MONTHS ENDED MARCH 31, 2004

      REVENUE. Total revenue for the six months ended March 31, 2005 was $29,973,687, as compared to $33,052,346 for the same period of fiscal 2004, a year-over-year decrease of $3,078,659, or 9.31%. The lower level of revenue resulted from Janel's elimination of nine low margin customer accounts, which accounted for $527,192 or 1.8%, of revenue during the six months ended March 31, 2005, as compared to $5,412,039, or 16.8%, of revenue during the six months ended March 31, 2004. The elimination of the low margin customer accounts was partially offset by increased business activity attributable to both new customer accounts and increased shipping activity by existing customers.

      FORWARDING EXPENSE. For the six months ended March 31, 2005, forwarding expense was $26,704,540, as compared to $29,747,504 for the same period of fiscal 2004, a year-over-year decrease of $3,042,964, or 10.2%. The percentage decrease was slightly higher than the decrease in total revenue for the six months ended March 31, 2005 as compared to 2004, resulting in forwarding expense as a percentage of total revenue decreasing slightly to 89.1% from 90.0% during the six months ended March 31, 2004. The percentage decrease is the result of
(1) elimination of low margin customer accounts; (2) improving supply-chain management and inventory planning processes which reduced the frequency of time-critical shipments, resulting in more economical ocean freight rather than higher-cost airfreight; and (3) expansion of Janel's export business, which is conducted predominantly via ocean freight.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the six-month periods ended March 31, 2005 and 2004, selling, general and administrative expenses were$3,187,593 and $3,140,558, respectively. This represents a year-over-year increase of $47,035, or 1.5%. The year-over-year dollar increase in SG&A resulted from an increase of $20,685 in accounting, legal and investor relations expenses, the hiring of three additional salespeople, and related expenses, in the second quarter of fiscal 2005, as compared to the second quarter of fiscal 2004.

      INCOME (LOSS) BEFORE TAXES. Janel's income before taxes fell 52.7% to $70,647 for the six months ended March 31, 2005 as compared to $149,481 for the six months ended March 31, 2004. Janel's pre tax profit margin on net revenue (total revenue less forwarding expense) decreased by 231 basis points from 4.51% for the six months ended March 31, 2004 to 2.2% in the six months ended March 31, 2005. The reason for the decreased pre tax profit margin was principally a result of the $47,035 increase in SG&A expense during that period.

      INCOME TAXES. The effective income tax rate in both the 2005 and 2004 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      NET INCOME. Net income for the six months ended March 31, 2005, was $40,247, or $0.00239 per diluted share, down 52.1%, as compared to $83,981, or $0.00499 per diluted share, for the six months ended March 31, 2004. Janel's net profit margin (net income as a percentage of net revenue) decreased by 131 basis points, from 2.54% in the six months ended March 31, 2004 to 1.23% in the six months ended March 31, 2005, principally as a result of the $47,035 increase in SG&A expense during that period.

LIQUIDITY AND CAPITAL RESOURCES

      Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the six months ended March 31, 2005, Janel's net incremental requirements for working capital have been minimal, aided by an increase in net income and a significant decrease in both accounts receivable and accounts payable, resulting from the elimination of low margin business and reduced import business related to the decline in the value of the U.S. Dollar. Janel's past cash flow performance is generally indicative of future cash flow performance.

      In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit has been increased to $3,000,000. At March 31, 2005, Janel had $3,000,000 of available borrowing under its line of credit, bearing interest at prime plus one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company. Management believes that anticipated cash flow from operations and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs.

CURRENT OUTLOOK

      Janel is primarily engaged in the business of providing full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. Its results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel's various current and prospective customers.

      Historically, the company's quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces.

      Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the six months ended March 31, 2005, and its current expectations for the remainder of fiscal 2005, Janel currently projects that gross revenues for its fiscal year ending September 30, 2005, exclusive of any potential acquisition activity or other extraordinary events, will fall in the range of approximately $65 - $72 million, as compared to approximately $69 million reported in fiscal 2004.

      Janel is continuing to implement its business plan and strategy to increase revenue and profitability through its fiscal year ending September 30, 2005 and beyond. The company's strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; increase profit margins by avoiding low margin business; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases (in January 2005, Janel engaged a sales team which, based on past performance, is expected to produce additional revenue of approximately $2.5 million in fiscal
2005); increase its focus on growing revenues related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

Revenue Recognition

      Revenues include airfreight revenues, ocean freight revenues and custom brokerage and other services. Since arranging international shipments is a complex task, each movement of freight may require more than one service.

      Airfreight revenues include the charges to the Company for carrying the shipments when the Company acts as a freight consolidator. Ocean freight revenues include the charges to the Company for carrying the shipments when the Company acts as a non-vessel operating common carrier (NVOCC). In each case the Company is acting as an indirect carrier. When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

      Based upon the terms in the contract of carriage, revenues related to shipments where the company issues an HAWB or an HOBL are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at the same time. Custom brokerage revenues include all charges to the company for clearing the shipment through customs and are recognized upon completion of the services rendered.

ESTIMATES

      While judgments and estimates are a necessary component of any system of accounting, the company's use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the company's consolidated statements of income:

            a.    accounts receivable valuation;
            b.    the useful lives of long-term assets;
            c. the accrual of costs related to ancillary services the company provides; and
            d.    accrual of tax expense on an interim basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of shareholders during the second fiscal quarter ended March 31, 2005.

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

May 20, 2005

                                     JANEL WORLD TRADE, LTD.


                                     By: /s/ James N. Jannello
                                         ---------------------------------------
                                         Chief Executive Officer