Form 10-Q
period 2005-06-30
JANEL WORLD TRADE LTD
filed 2005-08-16
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2005

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      (a) Janel's unaudited, interim financial statements for its third fiscal quarter (the three and nine months ended June 30, 2005) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter will be found at Item 2, following the financial statements.

                     ANEL WORLD TRADE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================


                                     ASSETS
                                                                                    June 30, 2005    September 30, 2004
                                                                                      (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                                                        $        846,008   $      1,287,507
  Accounts receivable, net of allowance for doubtful
     accounts of $39,298 at June 30, 2005 and
     $31,413 at September 30, 2004                                                        5,159,690          5,280,435
  Marketable securities                                                                      54,141             46,137
  Loans receivable - officers                                                               162,718            160,989
                       - other                                                               35,485             26,153
  Prepaid expenses and sundry current assets                                                102,741             67,524
                                                                                   ----------------   ----------------
     TOTAL CURRENT ASSETS                                                                 6,360,783          6,868,745

PROPERTY AND EQUIPMENT, NET                                                                 241,221            111,816

SECURITY DEPOSITS                                                                            49,818             49,928
                                                                                   ----------------   ----------------

TOTAL ASSETS                                                                       $      6,651,822   $      7,030,489
                                                                                   ================   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable - bank                                                              $             --   $        800,000
  Accounts payable                                                                        3,410,669          3,164,933
  Accrued expenses and taxes payable                                                        134,915            153,720
  Current portion of long-term debt                                                           8,393              8,393
                                                                                   ----------------   ----------------
     TOTAL CURRENT LIABILITIES                                                            3,553,977          4,127,046
                                                                                   ----------------   ----------------

OTHER LIABILITIES:
  Long-term debt                                                                             15,668             21,962
  Deferred compensation                                                                      78,568             78,568
                                                                                   ----------------   ----------------
     TOTAL OTHER LIABILITIES                                                                 94,236            100,530
                                                                                   ----------------   ----------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value
    225,000,000 shares authorized
    16,843,000 shares issued and outstanding
      at June 30, 2005 and September 30, 2004                                                16,843             16,843
  Additional paid-in capital                                                                248,863            248,863
  Retained earnings                                                                       2,737,903          2,537,207
                                                                                   ----------------   ----------------
     TOTAL STOCKHOLDERS' EQUITY                                                           3,003,609          2,802,913
                                                                                   ----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $      6,651,822   $      7,030,489
                                                                                   ================   ================

================================================================================

                        See accountant's review reoport.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

================================================================================

                                              NINE MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                             ----------------------------    ----------------------------
                                                 2005            2004            2005               2004

  REVENUES                                   $ 49,920,029    $ 50,205,032    $ 19,946,342    $ 17,152,686
                                             ------------    ------------    ------------    ------------

COSTS AND EXPENSES:

  Forwarding expenses                          44,716,595      45,168,259      18,012,055      15,420,755
  Selling, general and administrative           4,852,794       4,745,535       1,665,201       1,604,977
                                             ------------    ------------    ------------    ------------

          TOTAL COSTS AND EXPENSES             49,569,389      49,913,794      19,677,256      17,025,732
                                             ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                            350,640         291,238         269,086         126,954
                                             ------------    ------------    ------------    ------------

OTHER ITEMS:
  Interest and dividend income                     11,847          10,865           2,878           3,381
  Interest expense                                (21,059)        (32,981)         (1,183)        (10,694)
                                             ------------    ------------    ------------    ------------
     TOTAL OTHER ITEMS                             (9,212)        (22,116)          1,695          (7,313)
                                             ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                        341,428         269,122         270,781         119,641


Income taxes                                      147,000         118,400         116,600          52,900
                                             ------------    ------------    ------------    ------------

NET INCOME                                   $    194,428    $    150,722    $    154,181    $     66,741
                                             ============    ============    ============    ============


OTHER COMPREHENSIVE INCOME

NET OF TAX:

  Unrealized gain  from available
  for sale securities                        $      6,268    $      6,116    $      1,831    $      1,194
                                             ============    ============    ============    ============

Basic and diluted earnings per share         $     .01154    $     .00895    $     .00915    $     .00396
                                             ============    ============    ============    ============

Weighted number of shares outstanding          16,843,000      16,843,000      16,843,000      16,843,000
                                             ============    ============    ============    ============

================================================================================

                        See accountant's review reoport.

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
================================================================================

                                                          NINE MONTHS ENDED JUNE 30,
                                                          --------------------------
                                                             2005            2004
                                                          -----------    -----------
OPERATING ACTIVITIES:
  Net income                                              $   194,428    $   150,722
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            64,859         42,768
    Changes in operating assets and liabilities:
      Accounts receivable                                     120,745       (126,449)
      Prepaid expenses and sundry current assets              (35,216)       (46,182)
      Security deposits                                           110          1,068
      Accounts payable and accrued expenses                   226,931        161,795
                                                          -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     571,857        183,722
                                                          -----------    -----------


INVESTING ACTIVITIES:

  Acquisition of property and equipment, net                 (194,265)       (64,919)
  Purchase of marketable securities                            (1,736)          (353)
                                                          -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                        (196,001)       (65,272)
                                                          -----------    -----------


FINANCING ACTIVITIES:

  Repayment of  (increase in ) loans receivable               (11,061)        (6,537)
  Increase (decrease) in long-term debt, net                   (6,294)        27,914
  Repayment of bank borrowings                               (800,000)            --
                                                          -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (817,355)        21,377
                                                          -----------    -----------


INCREASE (DECREASE)  IN CASH                                 (441,499)       139,827


CASH - BEGINNING OF PERIOD                                  1,287,507      1,060,406
                                                          -----------    -----------


CASH - END OF PERIOD                                      $   846,008    $ 1,200,233
                                                          ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                        $    21,059    $    32,981
                                                          ===========    ===========
          Income taxes                                    $   229,694    $   169,817
                                                          ===========    ===========
      Non-cash investing activities:
          Unrealized gain on marketable securities        $     6,268    $     6,116
                                                          ===========    ===========

================================================================================

                        See accountant's review reoport.

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (Unaudited)
================================================================================

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

Overview

      The following discussion and analysis addresses the results of operations for the three months ended June 30, 2005, as compared to the results of operations for the three months ended June 30, 2004, and for the nine months ended June 30, 2005, as compared to the nine months ended June 30, 2004. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

      Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

      Revenue. Total revenue for the third quarter of fiscal 2005 was $19,946,342, as compared to $17,152,686 for the same period of fiscal 2004, a year-over-year increase of $2,793,656, or 16.3%. The increased level of revenue resulted from increased business activity attributable to new customer accounts, and significantly increased shipping activity by existing customers, notwithstanding the elimination of low margin accounts which had accounted for approximately $2,462,230 of revenue during the third quarter of fiscal 2004..

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

      For the third quarter of fiscal 2005, forwarding expense increased by $2,591,300, or 16.8%, to $18,012,055, as compared to $15,420,755 for the third quarter of fiscal 2004. The percentage increase was slightly higher than the increase in total revenue year over year, yielding an increase in the measure of forwarding expense as a percentage of total revenue to 90.3% from 89.9% for the third fiscal quarter of 2004. The percentage increase is the result of (1) elimination of low margin customer accounts; (2) improving supply-chain management and inventory planning processes which reduced the frequency of time-critical shipments, resulting in more economical ocean freight rather than higher-cost airfreight; and (3) expansion of Janel's export business, which is conducted predominantly via ocean freight.

      Selling, General and Administrative Expense. Selling, general and administrative expense in third quarter of fiscal 2005 increased by $60,224 (3.75%) to $1,665,201, or 8.34% of total revenue, as compared to $1,604,977, or
9.36% of total revenue, in the third quarter of fiscal 2004. The year-over-year dollar increase in SG&A resulted from an increase in accounting, legal and investor relations expenses, the hiring of three additional salespeople, and related expenses in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

      Income (Loss) Before Taxes. Janel's results for the third quarter of fiscal 2005 improved from income before taxes of $119,641 in the third quarter of fiscal 2004, to $270,781 in the third quarter of fiscal 2005, an increase of 126%. The principal reason for the gain was the elimination of the low margin customer accounts, increased business activity by new customer accounts and increased shipping activity by existing customers.

      Income Taxes. The effective income tax rate in both the 2005 and 2004 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income (Loss). Net income for the third quarter of fiscal 2005 was $154,181, or $(0.00915) per diluted share, as compared to net income of $66,741, or $0.00396 per diluted share in the third quarter of fiscal 2004, a gain of 131%.

      Nine  months  Ended June 30, 2005  Compared to Nine months  Ended June 30,
2004

      Revenue. Total revenue for the nine months ended June 30, 2005 was $49,920,029, as compared to $50,205,032 for the same period of fiscal 2004, a year-over-year decrease of $285,003, or .57%. The lower level of revenue resulted from Janel's elimination of nine low margin customer accounts, which accounted for $545,787 or 2.7%, of revenue during the nine months ended June 30, 2005, as compared to $7,892,864, or 46%, of revenue during the nine months ended June 30, 2004. The elimination of the low margin customer accounts was offset by increased business activity attributable to both new customer accounts and increased shipping activity by existing customers.

      Forwarding Expense. For the nine months ended June 30, 2005, forwarding expense was $44,716,595, as compared to $45,168,259 for the same period of fiscal 2004, a year-over-year decrease of $451,664, or 1%. The percentage decrease was slightly higher than the decrease in total revenue for the nine months ended June 30, 2005 as compared to 2004, resulting in forwarding expense as a percentage of total revenue decreasing slightly to 89.57% from 89.96% during the nine months ended June 30, 2004. The percentage decrease is the result of (1) elimination of low margin customer accounts; (2) improving supply-chain management and inventory planning processes which reduced the frequency of time-critical shipments, resulting in more economical ocean freight rather than higher-cost airfreight; and (3) expansion of Janel's export business, which is conducted predominantly via ocean freight.

      Selling, General and Administrative Expense. For the nine-month periods ended June 30, 2005 and 2004, selling, general and administrative expenses were $4,852,794 and $4,745,535, respectively. This represents a year-over-year increase of $107,259, or 2.26%. The year-over-year dollar increase in SG&A resulted from an increase in accounting, legal and investor relations expenses, the hiring of three additional salespeople, and related expenses in the third quarter of fiscal 2005, as compared to the third quarter of fiscal 2004.

         Income (Loss) Before Taxes. Janel's income before taxes increased 27% to $341,428 for the nine months ended June 30, 2005 as compared to $269,122 for the nine months ended June 30, 2004. Janel's pre tax profit margin on net revenue (total revenue less forwarding expense) increased by 39 basis points from 10.03% for the nine months ended June 30, 2004 to 10.42% in the nine months ended June 30, 2005. The reason for the increased pre tax profit margin was principally a result of the elimination of the low margin customer accounts, increased business activity by new customer accounts and increased shipping activity by existing customers.

      Income Taxes. The effective income tax rate in both the 2005 and 2004 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income. Net income for the nine months ended June 30, 2005, was $194,428, or $0.01154 per diluted share, up 29%, as compared to $150,722, or $0.00895 per diluted share, for the nine months ended June 30, 2004. Janel's net profit margin (net income as a percentage of net revenue) increased by 75 basis points, from 2.99% in the nine months ended June 30, 2004 to 3.74% in the nine months ended June 30, 2005, principally as a result of the elimination of the low margin customer accounts, increased business activity by new customer accounts and increased shipping activity by existing customers.

Liquidity and Capital Resources

      Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

         During the nine months ended June 30, 2005, Janel's net incremental requirements for working capital have been minimal, aided by an increase in net revenue and reduced import business related to the decline in the value of the U.S. Dollar. Janel's past cash flow performance is generally indicative of future cash flow performance.

      In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit has been increased to $3,000,000. At June 30, 2005, Janel had $3,000,000 of available borrowing under its line of credit, bearing interest at prime plus one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company. Management believes that anticipated cash flow from operations and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs.

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

      Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the nine months ended June 30, 2005, and its current expectations for the remainder of fiscal 2005, Janel currently projects that gross revenues for its fiscal year ending September 30, 2005, exclusive of the pending acquisition of Freight Wings, Inc. ("Freight Wings"), which we announced in a Form 8-K Report filed July 12, 2005, or other extraordinary events, will fall in the range of approximately $65 - $72 million, as compared to approximately $69 million reported in fiscal 2004.

      Janel is continuing to implement its business plan and strategy to increase revenue and profitability through its fiscal year ending September 30, 2005 and beyond. The company's strategy, some of which has been implemented, includes plans to: complete the Freight Wings acquisition; open additional branch offices both domestically and in Southeast Asia; increase profit margins by avoiding low margin business; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with other privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

Revenue Recognition

      Revenues are derived from airfreight, ocean freight and custom brokerage services. The company is a non-asset based carrier and accordingly does not own transportation assets. The company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct carriers (airlines, steam ship lines, etc.) and reselling those services to its customers. By consolidating shipments from multiple customers and availing itself of its buying power, the company is able to negotiate favorable rates from the direct carriers, while offering to its customers lower rates than the customers could obtain themselves.

      Airfreight revenues include the charges to the company for carrying the shipments when the company acts as a freight consolidator. Ocean freight revenues include the charges to the company for carrying the shipments when the company acts as a Non-Vessel Operating Common Carrier (NVOCC). In each case, the company is acting as an indirect carrier. When acting as an indirect carrier, the company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

      Based upon the terms in the contract of carriage, revenues related to shipments where the company issues a HAWB or a HOBL are recognized at the time the freight is tendered to the direct carrier. Costs related to the shipments are recognized at the same time.

      Revenues realized when the company acts as an agent for the shipper and does not issue a HAWB or a HOBL include only the commission and fees earned for the services performed. These revenues are recognized upon completion of the services.

      Customs brokerage and other services involves provide multiple services at destination including clearing shipments through customs by preparing required documentation, calculating and providing for payment of duties and other charges on behalf of the customers, arranging for any required inspections, and arranging for final delivery. These revenues are recognized upon completion of the services.

      The movement of freight may require multiple services. In most instances the company may perform multiple services including destination breakbulk and value added services such as local transportation, distribution services and logistics management. Each of these services has separate fee which is recognized as revenue upon completion of the service.

      Customers will frequently request an all inclusive rate for a set of services which is known in the industry as "door-to-door services." In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of services when provided under an all inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force
(EITF) 00-21, "Revenue Arrangements with Multiple Deliverables."

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

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of shareholders during the third fiscal quarter ended June 30, 2005.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits And Reports on Form 8-K.

      (a)   Exhibits required by item 601 of Regulation S-K.

            Exhibit
            Number                 Description of Exhibit
            ------                 ----------------------

            31                     Rule 13(a)-14(a)/15(d)-14(a) Certifications.

            32                     Section 1350 Certification.

      (b) Reports on Form 8-K. The company filed a report on Form 8-K on July 15, 2005 regarding the entry into a material agreement for the acquisition of another company.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2005

                                            JANEL WORLD TRADE, LTD.


                                            By:      /s/ James N. Jannello
                                                     ---------------------------
                                                     Chief Executive Officer