Form 10-K/A
period 2004-09-30
JANEL WORLD TRADE LTD
filed 2005-12-15
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

 (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: September 30, 2004

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

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_|

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 16,843,000



                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

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

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid prices for the company's common stock as reported on the OTC Bulletin Board for the periods indicated. Quotations do not necessarily represent actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal 2004                 High Bid        Low Bid
-----------                 --------        -------

First Quarter                $1.33            $.67

Second Quarter               $1.55            $.81

Third Quarter                $1.40            $.65

Fourth Quarter               $ .94            $.37



Fiscal 2003                 High Bid        Low Bid
-----------                 --------        -------

First Quarter                $ .67            $.24

Second Quarter               $ .35            $.21

Third Quarter                $ .67            $.26

Fourth Quarter               $ .85            $.52



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

Item 6.           Selected Financial Data

                                                     Year Ended September 30,

                                         2004           2003           2002            2001           2000
Revenue                              $ 69,981,639   $ 56,916,276   $ 44,848,442    $ 46,650,094   $ 53,160,777
                                     ------------   ------------   ------------    ------------   ------------

Net Income (Loss)                    $    264,355   $    196,787   $   (120,923)   $     38,966   $   (130,647)
                                     ------------   ------------   ------------    ------------   ------------

Net Income (Loss) per common share   $     0.0157   $     0.0117   $    (0.0079)            N/A            N/A
                                     ------------   ------------   ------------    ------------   ------------

Total Assets                         $  7,030,489   $  5,798,260   $  4,726,296    $  4,732,370   $  5,038,883
                                     ------------   ------------   ------------    ------------   ------------

Long-Term Obligations                $    100,530   $     78,568   $     78,568    $    153,619   $    212,343
                                     ------------   ------------   ------------    ------------   ------------

Cash Dividends Declared
  per common share                        N/A            N/A            N/A             N/A            N/A
                                     ------------   ------------   ------------    ------------   ------------

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

Results of Operations - Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

         Revenue.

         Total revenue for fiscal 2004 was a record $69,981,639, as compared to $56,916,276 for fiscal 2003, a year-over-year increase of $13,065,363, or 23.0%.
The increase in revenue was primarily due to the general improvement in international trade during fiscal 2004 in all of the principal industry sectors served by the company, in particular, wearing apparel and finished garments, household electronics and sporting goods and accessories. During fiscal 2004, the company substantially increased its overall business activities with existing clients as well as through the addition of new clients. Net revenue (revenue minus forwarding expenses) in fiscal 2004 was a record $6,940,462, an increase of $624,485, or 9.9%, as compared to $6,315,977 in fiscal 2003.

         Forwarding Expense.

         Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2004, forwarding expense increased by $12,440,878, or 24.6%, to $63,041,177 as compared to $50,600,299 for fiscal year 2003.
Forwarding expense increased year-over-year at a slightly higher percentage than revenue because, in fiscal 2004, a somewhat higher proportion of the company's total shipments utilized ocean freight, for which the company earns slightly lower margins than for air freight.

         Selling, General and Administrative Expense.

         Selling, general and administrative expense increased $367,015, or 6.2%, to $6,323,606 in fiscal 2004, as compared to $5,956,591 in fiscal 2003.
However, as a percentage of revenue, SG&A expense in fiscal 2004 was 9.03%, an improvement of 143 basis points as compared to 10.46% as a percentage of revenue in fiscal 2003.

         Income Before Other Items.

         Janel's income before other items rose $236,917, or 70.4%, to a record $573,479 in fiscal 2004 as compared to $336,562 in fiscal 2003. The relatively greater percentage increase in operating income as compared to year-over-year revenue generally reflects the positive leverage effect derived from the largely fixed nature of SG&A expense. The operating income margin (income before other items divided by net revenue) improved by 293 basis points to 8.26% in fiscal 2004 from 5.33% in fiscal 2003.

         Income (Loss) Before Income Taxes.

         Income before taxes in fiscal 2004 was a record $468,955, which was less than income before other items for the period, primarily as a result a charge of $119,160 taken in the fiscal fourth quarter reflecting costs related to abandoned business acquisitions. Nonetheless, this represented a year-to-year improvement of $112,668., or 31.6%, as compared to income before taxes of $356,287 in fiscal 2003.

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

Results of Operations - Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

         Revenue.

         Total revenue for fiscal 2003 was $56,916,276 as compared to $44,848,442 for fiscal 2002, a year-over-year decrease of $12,067,834, or 26.9%.
The increased level of revenue was primarily due to the general improvement in international trade during fiscal 2003 in all of the principal industry sectors served by the company, in particular, wearing apparel and finished garments, household electronics and sporting goods and accessories.

         Forwarding Expense.

         Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2003, forwarding expense increased by $11,575,182, or 29.7%, to $50,600,299 as compared to $39,025,117 for fiscal year 2002. The increase was generally consistent with the higher level of revenue year-over-year.

         Selling, General and Administrative Expense.

         Selling, general and administrative expense increased $385,007, or 6.9%, to $5,956,591 in fiscal 2003 as compared to $5,571,584 in fiscal 2002. As a percentage of revenue, SG&A expense in fiscal 2003 at 10.46% improved by 196 basis points as compared to 12.42% in the prior year.

         Income Before Other Items.

         Primarily as a result of the proportionately lesser percentage increase in SG&A expenses relative to the percentage increase in revenue in fiscal 2003 as compared to fiscal 2002, Janel's income before other items rose $105,880, or 45.9%, to $336,562 in fiscal 2003 as compared to $230,682 in fiscal 2002. The operating income margin (i.e., based on income before taxes and other items) on net revenue (total revenue less forwarding expenses) increased by 137 basis points from 3.96% in fiscal 2002 to 5.33% in fiscal 2003.

         Income (Loss) Before Income Taxes.

         The company reported income before income taxes of $356,287 in fiscal 2003, an increase of $367,710 as compared to the reported net loss before income taxes of $(11,423) in fiscal 2002.

         Income Taxes.

         The effective income tax rate in both the fiscal 2003 and fiscal 2002 years reflects the U.S. federal statutory rate and applicable state income taxes. The charge for impairment loss was non-tax deductible and, therefore, did not affect the company's provision for income taxes.

         Net Income (Loss).

         For fiscal 2003, Janel reported a net income of $196,787, a increase of $317,710 as compared to reported net loss of $(120,923) in fiscal 2002. Janel's net profit margin (net income as a percent of net revenue) was 3.12% in fiscal 2003, an improvement of 520 basis points as compared to (2.08%) in fiscal 2002.

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

         Forwarding Expense.

         Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2002, forwarding expense decreased by $1,717,066, or 4.2%, to $39,025,117 as compared to $40,742,183 for fiscal year 2001. The decline was consistent with the lower level of revenue year-over-year.

         Selling, General and Administrative Expense.

         Selling, general and administrative expense decreased $274,800, or 4.7%, to $5,571,584 in fiscal 2002 as compared to $5,846,384 in fiscal 2001. As a percentage of revenue, SG&A expense in fiscal 2002 at 12.42% remained essentially flat as compared to the prior year.

         Income Before Other Items.

         Primarily as a result of the proportionately greater percentage declines in forwarding and SG&A expenses relative to the percentage decline in revenue in fiscal 2002 as compared to fiscal 2001, Janel's income before other items rose $203,259, or 741.2%, to $230,682 in fiscal 2002 as compared to $27,423 in fiscal 2001. Despite the year-over-year decline in revenue, the operating income margin (i.e., based on income before taxes and other items) on net revenue (total revenue less forwarding expenses) increased by 350 basis points from 0.46% in fiscal 2001 to 3.96% in fiscal 2002.

         Income (Loss) Before Income Taxes.

         The company reported a loss before income taxes of $(11,423) in fiscal 2002, a decrease of $(78,089), as compared to the reported net income before income taxes of $66,666 in fiscal 2001.

         Income Taxes.

         The effective income tax rate in both the fiscal 2002 and fiscal 2001 years reflects the U.S. federal statutory rate and applicable state income taxes.

         Net Income (Loss).

         For fiscal 2002, Janel reported a net loss of $(120,923), a decrease of $(159,889), as compared to reported net income of $38,966 in fiscal 2001. Janel's profit margin (net income as a percent of net revenue) decreased by 274 basis points from 0.66% in fiscal 2001 to (2.08%) in fiscal 2002.

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

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.

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

         The movement of freight may require multiple services. In most instances the company may perform multiple services including destination breakbulk and value added services such as local transportation, distribution services and logistics management. Each of these services has a separate fee which is recognized as revenue upon completion of the service.

         Customers will frequently request an all inclusive rate for a set of services which is known in the industry as "door-to-door services." In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of service when provided under an all inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force
(EITF) 00-21, "Revenue Arrangements with Multiple Deliverables."

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

         We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

--------------------------------------------------------------------------------------------------------------------
                                                   Other Annual     Awards,       Securi-tiePayouts,     All Other
Name and          Year     Salary      Bonus       Compensation     Restricted    Under-lyinLTIP         Compen-
Principal                  ($)         ($)         ($)              Stock         Options   Payouts      sation
Position                                                            Awards        /SARs     (#)          ($)
                                                                    ($)
--------------------------------------------------------------------------------------------------------------------
Stephen P.        2002     153,285       35,000    17,981 (1)
Cesarski (1)      2003     164,085        6,080    41,772 (1)
President and     2004     161,689                 48,656 (1)
Chief Operating
Officer
--------------------------------------------------------------------------------------------------------------------
James N.          2002     147,377       35,000    13,685 (2)
Jannello (2)      2003     160,337        6,080    50,729 (2)
Executive Vice    2004     166,780                 49,750 (2)
President and
Chief Executive
Officer
--------------------------------------------------------------------------------------------------------------------
Noel J.           2002     118,436                   8,819 (3)
Jannello (3)      2003     124,426                 13,913 (3)
Vice President    2004     132,873                 24,242 (3)
--------------------------------------------------------------------------------------------------------------------
William J.        2002     100,560                   4,075 (4)
Lally (4)         2003     108,382                 21,004 (4)
Director          2004     108,382                 13,112 (4)
--------------------------------------------------------------------------------------------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding shares of common stock beneficially owned as of December 29, 2004, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock,
(ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner        Shares Beneficially Owned             Percentage of Stock Outstanding (1)
------------------------------------        -------------------------             -----------------------------------
Stephen P. Cesarski                                   5,500,000                               32.65%
150-14 132nd Avenue Jamaica, NY 11434

James N. Jannello                                     5,500,000                               32.65%
150-14 132nd Avenue Jamaica, NY 11434

William J.  Lally                                     1,000,000                                5.94%
17 West 312th Deer Path Rd.
Bensenville, IL 60106

All Officers and Directors as a Group                12,050,000                               71.54%
(5 persons)

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

      Transfer Agent.

      The company's current transfer agent is Executive Registrar, 3615 South Huron Street, Suite 104, Englewood, CO 80110. .

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

      On July 22, 2002, Janel's Board of Directors authorized the sale of 1,801,000 restricted shares of Janel's $.001 par value common stock to employees and consultants for a purchase price of $.01 per share as an incentive for performance. William J. Lally, a director of the company, purchased 1,000,000 of those shares for a purchase price of $10,000.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   Financial Statements.

            Independent Auditor's Report

            Consolidated Balance Sheets as at September 30, 2004 and 2003

            Consolidated Statement of Operations for the Years Ended September 30, 2004, 2003 and 2002

      t 12 12 Consolidated Statement of Changes in Stockholders' Equity for the Years Ended September 30, 2004, 2003 and 2002

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

      -------------------------

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

November 23, 2005

                                            JANEL WORLD TRADE, LTD.

                                            By: /s/ James N. Jannello
                                                ----------------------------
                                                James N. Jannello,
                                                Executive Vice President and
                                                Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James N. Jannello        Executive Vice President, Chief Executive             November 23, 2005
---------------------        Officer and Director
James N. Jannello

/s/ Stephen P. Cesarski     President, Chief Operating Officer                     November 23, 2005
-----------------------     and Director
Stephen P. Cesarski

/s/ William J. Lally        Director                                               November 23, 2005
--------------------
William J. Lally

/s/ Linda Bieler            Controller and Chief Financial and                     November 23, 2005
----------------            Accounting Officer
Linda Bieler

/s/ Ruth Werra              Secretary                                              November 23, 2005
--------------
Ruth Werra

--------------------------------------------------------------------------------
Paritz & Company, P.A.                                15 Warren Street, Suite 25
                                                    Hackensack, New Jersey 07601
                                                                   (201)342-7753
                                                             Fax: (201) 342-7598
                                                      E-Mail: paritz @paritz.com
--------------------------------------------------------------------------------

     Certified Public Accountants
--------------------------------------------------------------------------------





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


                                                     /S/ PARITZ & COMPANY, P.A.
                                                     --------------------------
                                                     Paritz & Company, P.A.

Hackensack, New Jersey
November 22, 2004 (Except for Note 14 which is dated November 11, 2005)

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                              ---------SEPTEMBER 30,------

                                                                   2004           2003
                                     ASSETS
CURRENT ASSETS
  Cash ( Notes 1,6)                                            $  1,287,507   $  1,060,406
  Accounts receivable, net of allowance for
    doubtful accounts of $31,413 in 2004 and $30,000 in 2003      5,280,435      4,307,822
  Marketable securities (Note 3)                                     46,137         41,093
  Loans receivable - officers (Note 4)                              160,989        158,332
                              - other                                26,153         18,479
  Prepaid expenses and sundry current assets                         67,524         57,844
                                                               ------------   ------------
     TOTAL CURRENT ASSETS                                         6,868,745      5,643,976
                                                               ------------   ------------

Property and equipment, net (Note 5)                                111,816        102,930
                                                               ------------   ------------

OTHER ASSETS:
  Security deposits                                                  49,928         51,354
                                                               ------------   ------------
     TOTAL OTHER ASSETS                                              49,928         51,354
                                                               ------------   ------------

                                                               $  7,030,489   $  5,798,260
                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - bank (Note 6)                                 $    800,000   $    800,000
  Accounts payable                                                3,164,933      2,273,345
  Accrued expenses and taxes payable                                153,720        108,640
  Current portion of long-term debt (Note 7)                          8,393          3,840
                                                               ------------   ------------
     TOTAL CURRENT LIABILITIES                                    4,127,046      3,185,825
                                                               ------------   ------------

OTHER LIABILITIES:
  Long-term debt                                                     21,962             --
  Deferred compensation                                              78,568         78,568
                                                               ------------   ------------
     TOTAL OTHER LIABILITIES                                        100,530         78,568
                                                               ------------   ------------

STOCKHOLDERS' EQUITY (Note 8 and Note 14)                         2,802,913      2,533,867
                                                               ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  7,030,489   $  5,798,260
                                                               ============   ============




================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                     -----------YEAR ENDED SEPTEMBER 30,--------

                                                          2004            2003           2002

REVENUES                                             $ 69,981,639    $ 56,916,276   $ 44,848,442
                                                     ------------    ------------   ------------



COSTS AND EXPENSES:
  Forwarding expenses                                  63,041,177      50,600,299     39,025,117
  Selling, general and administrative                   6,323,606       5,956,591      5,571,584
  Interest                                                 43,377          22,824         21,059
                                                     ------------    ------------   ------------
     TOTAL COSTS AND EXPENSES                          69,408,160      56,579,714     44,617,760
                                                     ------------    ------------   ------------


INCOME BEFORE OTHER ITEMS                                 573,479         336,562        230,682
                                                     ------------    ------------   ------------


OTHER ITEMS:
  Costs related to abandoned business acquisitions       (119,160)
  Employee stock compensation (Note 14)                        --              --       (252,140)
  Interest and dividend income                             14,636          19,725         10,035
                                                     ------------    ------------   ------------
     TOTAL OTHER ITEMS                                   (104,524)         19,725       (242,105)
                                                     ------------    ------------   ------------


INCOME (LOSS) BEFORE INCOME TAXES                         468,955         356,287        (11,423)

Income taxes (Note 9)                                     204,600         159,500        109,500
                                                     ------------    ------------   ------------

NET INCOME (LOSS)                                    $    264,355    $    196,787   $   (120,923)
                                                     ============    ============   ============



BASIC AND DILUTED INCOME (LOSS) PER SHARE            $      .0157    $      .0117   $     (.0079)
                                                     ============    ============   ============

WEIGHTED NUMBER OF SHARES OUTSTANDING                  16,843,000      16,839,433     15,350,332
                                                     ============    ============   ============



================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================

                                                    CAPITAL STOCK            ADDITIONAL                       STOCK
                                                                              PAID-IN        RETAINED      SUBSCRIPTION
                                                 SHARES           $           CAPITAL        EARNINGS       RECEIVABLE
                                              ------------   ------------   ------------   ------------    ------------
BALANCE - SEPTEMBER 30, 2001 AFTER
    EFFECT OF STOCK SPLIT                       15,000,000   $     15,000   $    217,087   $  1,951,091    $         --
Net loss                                                --             --             --       (120,923)             --
Sale of common stock (Note 8)                    1,801,000          1,801        268,349             --         (18,010)
Other comprehensive (losses):
    Unrealized gains on available -for-sale
      marketable securities                             --             --             --             --              --
                                              ------------   ------------   ------------   ------------    ------------

BALANCE - SEPTEMBER 30, 2002                    16,801,000         16,801        485,436      1,830,168         (18,010)
Net income                                              --             --             --        196,787              --
Stock subscription received                             --             --             --             --          18,010
Issuance of common stock (Note 8)                   42,000             42         15,567             --              --
Other comprehensive gains:
    Unrealized gains on available -for-sale
      marketable securities                             --             --             --             --              --
                                              ------------   ------------   ------------   ------------    ------------

BALANCE - SEPTEMBER 30, 2003                    16,843,000         16,843        501,003      2,026,955              --
Net income                                              --             --             --        264,355              --
Other comprehensive gains:
    Unrealized gains on available-for-sale
    marketable securities                               --             --             --             --              --
                                              ------------   ------------   ------------   ------------    ------------

BALANCE - SEPTEMBER 30, 2004                    16,843,000   $     16,843   $    501,003   $  2,291,310    $         --
                                              ============   ============   ============   ============    ============

                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE
                                                 GAIN (LOSS)        TOTAL
                                                ------------    ------------
BALANCE - SEPTEMBER 30, 2001 AFTER
    EFFECT OF STOCK SPLIT                       $    (13,367)   $  2,169,811
Net loss                                                  --        (120,923)
Sale of common stock (Note 8)                             --         252,140
Other comprehensive (losses):
    Unrealized gains on available -for-sale
      marketable securities                           (4,676)         (4,676)
                                                ------------    ------------

BALANCE - SEPTEMBER 30, 2002                         (18,043)      2,296,352
Net income                                                --         196,787
Stock subscription received                               --          18,010
Issuance of common stock (Note 8)                         --          15,609
Other comprehensive gains:
    Unrealized gains on available -for-sale
      marketable securities                            7,109           7,109
                                                ------------    ------------

BALANCE - SEPTEMBER 30, 2003                         (10,934)      2,533,867
Net income                                                --         264,355
Other comprehensive gains:
    Unrealized gains on available-for-sale
    marketable securities                              4,691           4,691
                                                ------------    ------------

BALANCE - SEPTEMBER 30, 2004                    $     (6,243)   $  2,802,913
                                                ============    ============


================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                       -----------YEAR ENDED SEPTEMBER 30,---------

                                                           2004            2003            2002

OPERATING ACTIVITIES:
  Net income (loss)                                    $    264,355    $    196,787    $   (120,923)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Employee stock compensation                                --              --         252,140
      Stock issued for services                                  --          15,609              --
      Depreciation and amortization                          63,375          55,892          84,561
  Changes in operating assets and liabilities:
      Accounts receivable                                  (972,613)     (1,248,272)       (321,037)
      Loans receivable                                      (10,331)          2,046         (19,338)
      Prepaid expenses and sundry current assets             (9,680)         40,998           9,897
      Accounts payable and accrued expenses                 936,668         342,507          36,462
      Other                                                   1,426          (2,647)            (56)
                                                       ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES        273,200        (597,080)        (78,294)
                                                       ------------    ------------    ------------

INVESTING ACTIVITIES:
  Acquisition of property and equipment, net                (72,261)        (50,946)        (26,632)
  Purchase of marketable securities                            (353)           (461)           (607)
                                                       ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                       (72,614)        (51,407)        (27,239)
                                                       ------------    ------------    ------------

FINANCING ACTIVITIES:
  Increase in (repayment of) long-term debt                  26,515          (8,058)        (99,608)
  Bank borrowings (repayment)                                    --         500,000         (25,000)
  Proceeds from sale of common stock                             --          18,010              --
                                                       ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          26,515         509,952        (124,608)
                                                       ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                 227,101        (138,535)       (230,141)

CASH - BEGINNING OF YEAR                                  1,060,406       1,198,941       1,429,082
                                                       ------------    ------------    ------------

CASH - END OF YEAR                                     $  1,287,507    $  1,060,406    $  1,198,941
                                                       ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                         $     43,377    $     22,824    $     21,059
                                                       ============    ============    ============
      Income taxes                                     $    173,277    $    115,797    $      4,654
                                                       ============    ============    ============
  Non-cash financing activities:
      Non-cash repayment of long-term debt             $         --    $         --    $     44,469
                                                       ============    ============    ============

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

================================================================================



      Revenues and revenue recognition

      Revenues are derived from airfreight, ocean freight and custom brokerage services. The Company is a non-asset based carrier and accordingly, does not own transportation assets. The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct carriers (airlines, steam ship lines, etc.) and reselling those services to its customers. By consolidating shipments from multiple customers and availing itself of its buying power, the Company is able to negotiate favorable rates from the direct carriers, while offering to its customers lower rates than the customers could obtain themselves.

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

      Customs brokerage and other services involves providing multiple services at destination, including clearing shipments through customs by preparing required documentation, calculating and providing for payment of duties and other charges on behalf of the customers, arranging for any required inspections, and arranging for final delivery. These revenues are recognized upon completion of the services.

      The movement of freight may require multiple services. In most instances, the Company may perform multiple services including destination breakbulk and value added services such as local transportation, distribution services and logistics management. Each of these services has a separate fee which is recognized as revenue upon completion of the service.

      Customers will frequently request an all inclusive rate for a set of services, which is known in the industry as "door-to-door services". In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of service when provided under an all inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) 00-21, "Revenue Arrangements with Multiple Deliverables".

      Deferred compensation plan

      The Company has a deferred compensation plan for key executives which provides benefits due to death, retirement or termination of employment. Such benefits shall be determined and paid in accordance with the plan. The plan does not qualify under the Internal Revenue Code and, therefore, tax deductions are allowable only when the benefits are paid.

================================================================================


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

================================================================================

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

3     MARKETABLE SECURITIES

      Marketable securities consist of the following:

                                                  Unrealized
                                                   Holding
                                      Cost      (losses) Gains    Fair Value


      As of September 30, 2004:
          Mutual Funds            $     52,380   $     (6,243)   $     46,137
                                  ============   ============    ============

      As of September 30, 2003:
          Mutual Funds            $     52,027   $    (10,934)   $     41,093
                                  ============   ============    ============

4     LOANS RECEIVABLE - OFFICERS

      The loans receivable - officers bear interest at 4% per annum and are due on demand.


5     PROPERTY AND EQUIPMENT

      A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

                                             --------September 30,---------

                                                2004              2003         Life
      Furniture and fixtures                     $88,688          $ 93,296    5-7 years
      Computer equipment                         325,936           291,759    5 years
                                             ------------     -------------
                                                 414,624           385,055
      Less accumulated depreciation and
          Amortization                           302,808           282,125
                                             ------------     -------------

                                                $111,816          $102,930
                                             ============     =============

================================================================================

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

      t 6 6 On July 22, 2002 Janel's Board of Directors agreed to and approved the sale of 1,801,000 shares of restricted common stock for a purchase price of $.01 per share to forty-three employees and five consultants as an incentive for performance.

      In October 2002 the Company issued 42,000 unregistered shares of common stock as payment for legal services.


9     INCOME TAXES

      Income taxes consist of the following:

                        ----------Year Ended September 30,--------

                            2004           2003           2002

      Federal           $    152,000   $     93,000   $     66,100
      State and local         52,600         66,500         43,400
                        ------------   ------------   ------------

                        $    204,600   $    159,500   $    109,500
                        ============   ============   ============


         The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:


                                                      ----------Year Ended September 30,--------

                                                              2004           2003           2002

      Federal taxes (benefit) at statutory rates      $    159,500   $    121,000   $     (3,150)
      Non-deductible expenses                               10,400          4,250         86,300
      State and local taxes, net of Federal benefit         34,700         34,250         26,350
                                                      ------------   ------------   ------------

                                                      $    204,600   $    159,500   $    109,500
                                                      ============   ============   ============

================================================================================

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

================================================================================

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


14.   RESTATEMENT OF 2002 FINANCIAL STATEMENTS

      The financial statements as of and for the year ended September 30, 2002 have been restated to:

            (a) Reverse the impairment loss of $250,000 attributed to the previously reported write-off of goodwill relating to the transactions referred to in Note 2.

            (b) Record a charge of $252,140 representing the estimated difference between the fair market value and the amount paid by employees for the 1,801,000 shares referred to in Note 8.

            The above restatement had the effect of increasing previously reported net loss for the year ended September 30, 2002 by $2,140 and had no effect on the results of subsequent years. Although the restatement required reclassifications within the categories of stockholders' equity, the restatement had no effect on total stockholders' equity.