Form 10-K
period 2005-09-30
JANEL WORLD TRADE LTD
filed 2006-01-11
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: September 30, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,156,850 (last sale as of 3/31/05)



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

      Janel conducts its business through a network of company-operated facilities and independent agent relationships in most trading countries. During fiscal 2005 (Janel's fiscal year ends September 30), the company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $73.5 million in fiscal 2005, $69.9 million in 2004 and $56.9 million in 2003. In fiscal 2005, approximately 70% of revenue related to import activities (up from 65% in fiscal 2004), 5% to export (down from 10% in fiscal 2004), 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking. By market, the company's revenue in fiscal 2005 derived from three principal industries: consumer wearing apparel/textiles - approximately 35% (increased from 2004); machines/machine parts - approximately 10% (down from 20-25% in fiscal 2004); household appliances - approximately 20% (unchanged from fiscal 2004); and sporting goods and accessories - approximately 10% (up from 5% in fiscal 2004).

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

      Janel has over 27 years of experience clearing a wide range of goods through U.S. Customs, from automobiles to heavy machinery to textiles. The company currently has seven fully licensed customs house brokers on staff. Janel is fully certified with U.S. Customs for both ABI and AES transmissions. The company has established an active "correspondent Customs House Broker Network" of individuals specially chosen for their ability to service customers throughout those locations in the United States where Janel does not have its own branch office. In addition, the company regularly works with a group of proven independent attorneys, whose specialization in transportation, U.S. Customs law and classifications has resulted in substantial savings to customers.

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

      Customers, Sales and Marketing

      While Janel's customer base represents a multitude of diverse industry groups, the bulk of the company's shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2005, the company shipped goods and provided logistics services for approximately 1,000 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the company's franchise or agent relationships. The company's six largest accounts in fiscal 2005 were: H.H. Brown Shoe Company (which accounts for approximately 10.85% of revenue), The Conair Corporation, Leisure Merchandise, Modell's Sporting Goods, The Selmer Company, and Depa International.

      James N. Jannello and Stephen P. Cesarski are principally responsible for the marketing of the company's services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

      Employees

      As of September 30, 2005, Janel employed 61 people; 30 in its Jamaica, New York headquarters; 5 in Lynbrook, New York; 8 in Elk Grove Village, Illinois; 5 in Forest Park, Georgia; and 13 in Inglewood, California. Approximately 43 of the company's employees are engaged principally in operations, 11 in finance and administration and 7 in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

Item 2. Properties

      Janel leases all of its office facilities. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2010, and an annual base rent of $132,300 through January 31, 2005, and $145,500 thereafter. Its administrative office in Lynbrook, New York is approximately 1,318 square feet and is occupied under a lease which expires February 28, 2008, with an annual rent of $35,000 for 2005, which increases to $38,000 in the last year of the lease. Janel's Illinois office occupies approximately 2,063 square feet with an additional 800 square feet of warehouse space under a lease which expires February 28, 2006, with an annual rent of $30,000. The building housing the office and warehouse has been sold and we expect to negotiate a new lease with the new landlord which may include increased rent. Janel's Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires in August 31, 2006 with an annual rent of $29,000. Janel's Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires in June 2007 with an annual rent of $61,380. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

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

Item 4. Submission of Matters to a Vote of Security Holders

      There was no submission of matters to a vote of security holders during the company's fiscal year ended September 30, 2005.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid prices for the company's common stock as reported on the OTC Bulletin Board for the periods indicated. Quotations do not necessarily represent actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal 2005                     High Bid     Low Bid
-----------                     --------     -------
First Quarter                     $.63         $.31

Second Quarter                    $.57         $.38

Third Quarter                     $.50         $.27

Fourth Quarter                    $.85         $.27



Fiscal 2004                     High Bid     Low Bid
-----------                     --------     -------
First Quarter                     $1.33       $.67

Second Quarter                    $1.55       $.81

Third Quarter                     $1.40       $.65

Fourth Quarter                    $ .94       $.37

      At December 27, 2005, the company had 56 holders of record and approximately 536 beneficial holders of its shares of common stock. On January 5, 2006, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $1.19 per share.

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

Item 6. Selected Financial Data

                                                           Year Ended September 30,

                                         2005           2004           2003           2002            2001
                                         ----           ----           ----           ----            ----

Freight Forwarding Revenues          $ 73,484,334   $ 69,981,639   $ 56,916,276   $ 44,848,442    $ 46,650,094
                                     ------------   ------------   ------------   ------------    ------------

Net Income (Loss)                    $    430,019   $    264,355   $    196,787   $   (120,923)   $     38,966
                                     ------------   ------------   ------------   ------------    ------------

Net Income (Loss) per common share   $     0.0256   $     0.0157   $     0.0117   $    (0.0079)            N/A
                                     ------------   ------------   ------------   ------------    ------------

Total Assets                         $  6,731,129   $  7,030,489   $  5,798,260   $  4,726,296    $  4,732,370
                                     ------------   ------------   ------------   ------------    ------------

Long-Term Obligations                $     92,140   $    100,530   $     78,568   $     78,568    $    153,619
                                     ------------   ------------   ------------   ------------    ------------

Cash Dividends Declared
per common share                          N/A            N/A            N/A            N/A             N/A
                                     ------------   ------------   ------------   ------------    ------------

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

Overview

      The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2005, as compared to the results of operations for the fiscal year ended September 30, 2004; the fiscal year ended September 30, 2004 as compared to the results of operations for the fiscal year ended September 30, 2003; and the results of operations for the fiscal year ended September 30, 2003, as compared to the results of operations for the fiscal year ended September 30, 2002. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

      Janel operates its business as a single segment primarily comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.


Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

      Revenue.  Total  revenue  for  fiscal  2005 was a record  $73,484,334,  as compared to $69,981,639 for fiscal 2004, a year-over-year increase of $3,502,695, or 5.0%. The increase in revenue was primarily due to the general improvement in international trade during fiscal 2005 in all of the principal industry sectors served by the company, in particular, wearing apparel and finished garments, household electronics, and sporting goods and accessories. During fiscal 2005, the company substantially increased its overall business activities with existing clients, and through the addition of new clients, notwithstanding its elimination of nine low-margin accounts that had accounted for approximately $10,800,000 of revenue during fiscal 2004, but accounted for only approximately $550,000 of revenue in fiscal 2005. Net revenue (revenue minus forwarding expenses) in fiscal 2005 was a record $7,610,661, an increase of $670,199, or 9.7%, as compared to $6,940,462 in fiscal 2004.

      Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2005, forwarding expense increased by $2,832,496, or 4.5%, to $65,873,673 as compared to $63,041,177 for fiscal year
2004. The percentage increase in forwarding expense is less than the percentage increase in revenue because of the elimination of low-margin customer accounts. The company's export business is conducted predominantly through ocean freight. Customer improvements in supply-chain management and inventory planning have reduced the frequency of time-critical shipments which require airfreight. As a general rule, ocean freight costs less than airfreight, and is marked up at a lower percentage than are shipments via airfreight, i.e., forwarding expense as a percentage of revenue is generally higher (and the company earns less) for ocean freight than for airfreight.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased $454,963, or 7.2%, to $6,778,569 in fiscal 2005, as compared to $6,323,606 in fiscal 2004. As a percentage of revenue, SG&A expense in fiscal 2005 was 9.22% as compared to 9.03% as a percentage of revenue in fiscal 2004. The year-over-year dollar increase in SG&A resulted from an increase in accounting, legal and investor relations expenses, the hiring of three additional salespeople and the related incremental expenses in fiscal 2005, and increased commissions on increased sales, as compared to fiscal 2004.

      Income (Loss) Before Taxes. Income before taxes in fiscal 2005 increased to a record $774,869, which represented a year-to-year improvement of $305,914, or 65.2%, as compared to income before taxes of $468,955 in fiscal 2004. Income before taxes was lower than income before other items for the period primarily as the result of a charge of $50,098 taken during the year reflecting costs related to abandoned business acquisitions. The principal reason for the significant increase was the elimination of low-margin customer accounts, increased business activity by new customer accounts and increased shipping activity by existing customers.

      Income Taxes. The effective income tax rates in both fiscal 2005 and fiscal 2004 generally reflect the U.S. federal statutory rate and applicable state income taxes.

      Net Income (Loss). For fiscal 2005, Janel reported record net income of $430,019, an increase of $165,664, or 62.7%, as compared to the reported net income of $264,355 in fiscal 2004. Janel's net profit margin (net income as a percent of net revenue) was 5.65% in fiscal 2005, an improvement of 184 basis points as compared to 3.81% in fiscal 2004. The principal reason for the significant gain was the elimination of the low-margin customer accounts, increased business activity by new customer accounts and increased shipping activity by existing customers.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

      Revenue.  Total  revenue  for  fiscal  2004 was a record  $69,981,639,  as compared to $56,916,276 for fiscal 2003, a year-over-year increase of $13,065,363, or 23.0%. The increase in revenue was primarily due to the general improvement in international trade during fiscal 2004 in all of the principal industry sectors served by the company, in particular, wearing apparel and finished garments, household electronics and sporting goods and accessories. During fiscal 2004, the company substantially increased its overall business activities with existing clients as well as through the addition of new clients. Net revenue in fiscal 2004 was a record $6,940,462, an increase of $624,485, or 9.9%, as compared to $6,315,977 in fiscal 2003.


      Forwarding Expense. For fiscal year 2004, forwarding expense increased by $12,440,878, or 24.6%, to $63,041,177 as compared to $50,600,299 for fiscal year
2003. Forwarding expense increased year-over-year at a slightly higher percentage than revenue because, in fiscal 2004, a somewhat higher proportion of the company's total shipments utilized ocean freight, for which the company earns slightly lower margins than for air-freight.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased $367,015, or 6.2%, to $6,323,606 in fiscal 2004, as compared to $5,956,591 in fiscal 2003. However, as a percentage of revenue, SG&A expense in fiscal 2004 was 9.03%, an improvement of 143 basis points as compared to 10.46% as a percentage of revenue in fiscal 2003.

      Income (Loss) Before Taxes. Income before taxes in fiscal 2004 was a record $468,955, which was less than income before other items for the period, primarily as a result a charge of $119,160 taken in the fiscal fourth quarter reflecting costs related to abandoned business acquisitions. Nonetheless, this represented a year-to-year improvement of $112,668., or 31.6%, as compared to income before taxes of $356,287 in fiscal 2003.

      Income Taxes. The effective income tax rate in both fiscal 2004 and fiscal 2003 generally reflects the U.S. federal statutory rate and applicable state income taxes.

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

      Income (Loss) Before Taxes. The company reported income before income taxes of $356,287 in fiscal 2003, an increase of $367,710, as compared to the reported net loss before income taxes of $(11,423) in fiscal 2002.

      Income Taxes. The effective income tax rate in both the fiscal 2003 and fiscal 2002 years generally reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income (Loss). For fiscal 2003, Janel reported net income of $196,787 and increase of $317,710, as compared to the reported net loss of $(120,923) in fiscal 2002. Janel's net profit margin was 3.12% in fiscal 2003, an improvement of 520 basis points as compared to (2.08)% in fiscal 2002.

Liquidity and Capital Resources

      Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the 12 months ended September 30, 2005, Janel's net working capital (total current assets less total current liabilities) increased by approximately $300,000, primarily as a result of a decrease in cash and cash equivalents more than offset by a decrease in note payable representing the repayment in full of bank indebtedness in the amount of $800,000.

      At September 30, 2005, cash decreased by $494,269 to $793,238 from $1,287,507 at September 30, 2004. For the 12 months ended September 30, 2005, Janel's primary source of cash was its net income of $430,019. In operating activities, the company used cash primarily to finance an increase in its accounts receivable by $53,879, which was more than offset by an increase in accounts payable and accrued expenses of $71,152. During fiscal 2005, net cash was also used in investing activities represented by the acquisition of property and equipment in the amount of $227,320. For financing activities, Janel decreased cash by $808,390 primarily through the repayment in full of a bank note payable in the amount of $800,000.

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

      In March  2004,  Janel  increased  its  line of  credit  with a bank  from
$1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit increased to $3,000,000. In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000 because its cash flow is adequate for financing its receivables, and it obtained a reduced interest rate. At September 30, 2005, Janel had $1,500,000 of available borrowing under its line of credit, bearing interest at prime less one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company. Management believes that anticipated cash flow before other items and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under "Current Outlook." To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional capital funding estimated at up to $10,000,000 during that period. There is no assurance either that such additional capital as necessary to execute the company's business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

      Based upon the results for the fiscal year ended September 30, 2005, and its current operations, Janel conservatively projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2006 will grow by approximately 10% to approximately $80 million.

      In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2006 and beyond through other avenues. The company's strategy for growth includes plans to: open additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Assuming successful execution of substantial elements of these growth strategies, the company projects that gross revenue for fiscal 2006 (which may approximate $80 million) will be greater than its gross revenue for fiscal 2005, and that profitability will be commensurately greater than Janel's fiscal 2005 results, as well.

Contractual Obligations and Commitments

      The following table presents, as of September 30, 2005, the company's significant fixed and determinable contractual obligations, by payment date. Further discussion of the nature of the obligations is included in Notes 7 and 11 to the Consolidated Financial Statements.

                                  Years Ended September 30,

                       2006       2007       2008       2009       2010

Long term debt due
as follows (1):      $  8,393   $  8,393   $  5,179

Operating lease
obligations (2)      $290,000   $230,000   $162,000   $145,000   $ 48,500

(1) Represents principal and interest.
(2) Leases represent future minimum lease payments under non-cancellable operating leases (primarily the rental of premises). In accordance with accounting principles generally accepted in the United States, the company's operating leases are not recorded in its balance sheet.

Critical Accounting Policies and Estimates

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

      Management believes that the nature of the company's business is such that there are few, if any, complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

Revenue Recognition

      Revenues are derived from airfreight, ocean freight and custom brokerage services. The company is a non-asset-based carrier and accordingly does not own transportation assets. The company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct carriers (airlines, steam ship lines, etc.) and reselling those services to its customers. By consolidating shipments from multiple customers and availing itself of its buying power, the company is able to negotiate favorable rates from the direct carriers, while offering to its customers lower rates than the customers could obtain themselves.

      Airfreight revenues include the charges for carrying the shipments when the company acts as a freight consolidator. Ocean freight revenues include the charges for carrying the shipments when the company acts as a Non-Vessel Operating Common Carrier (NVOCC). In each case, the company is acting as an indirect carrier. When acting as an indirect carrier, the company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

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

      The movement of freight may require multiple services. In most instances the company may perform multiple services including destination breakbulk and value added services such as local transportation, distribution services and logistics management. Each of these services has separate fee that is recognized as revenue upon completion of the service.

      Customers will frequently request an all-inclusive rate for a set of services that is known in the industry as "door-to-door services." In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of services when provided under an all inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force
(EITF) 00-21, "Revenue Arrangements with Multiple Deliverables."

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

Item 10. Directors and Executive Officers of the Registrant

      The executive officers and directors of the Registrant are as follows:

Name                            Age         Position

Stephen P. Cesarski             60          President, Chief Operating
                                            Officer and Director

James N. Jannello               61          Executive Vice President,
                                            Chief Executive Officer and
                                            Director

William J. Lally                52          Director

Ruth Werra                      64          Secretary

Linda Bieler                    44          Controller and Chief Financial
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

Item 11. Executive Compensation

      Summary Compensation Table

      The following table sets forth, for the fiscal years ended September 30, 2005, 2004 and 2003, the cash compensation paid by the company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the company in all capacities in which they served.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Other Annual                   Awards,Restricted
Name and Principal          Year          Salary ($)          Bonus ($)        Compensation ($)               Stock Awards ($)
Position
-----------------------------------------------------------------------------------------------------------------------------------
Stephen P.  Cesarski (1)    2003          164,085              6,080           41,772(1)
President and Chief         2004          161,689                              48,656(1)
Operating Officer           2005          172,089             14,630           52,268(1)


-----------------------------------------------------------------------------------------------------------------------------------
James N.  Jannello (2)      2003          160,337              6,080            50,729(2)
Executive Vice President    2004          166,780                              49,750(2)
and Chief Executive         2005          178,840             14,630           48,910
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Noel J. Jannello            2003          124,426                              13,913(3)
(3) Vice President          2004          132,873                              24,242(3)
                            2005          143,851                              15,693(1)
-----------------------------------------------------------------------------------------------------------------------------------
William J.   Lally (4)      2003          108,382                              21,004(4)
Director                    2004          108,382                              13,112(4)
                            2005          109,382             20,000           13,715(4)
-----------------------------------------------------------------------------------------------------------------------------------


 ---------------------------------------------------------
 Securi-ties       Payouts,      LTIP  All Other Compen-
 Under-lying       Payouts             sation  ($)
 Options /SARs     (#)
 ---------------------------------------------------------





 ---------------------------------------------------------




 ---------------------------------------------------------


 ---------------------------------------------------------



 ---------------------------------------------------------


(1) Includes $15,755, $12,821 and $11,374 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2005, 2004 and 2003, respectively, $34,437, $33,889 and $26,002 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2005, 2004 and 2003, respectively, and $2,076, $1,946, $4,396 of 401K paid on behalf of such individual for each of the fiscal years ended 2005, 2004 and 2003 respectively.

(2) Includes $12,435, $10,132 and $10,494 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2005, 2004 and 2003, respectively, $34,334, $37,623 and $35,895 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2005, 2004 and 2003, respectively, and $2,141, $1,995, $4,340 of 401K paid on behalf of such individual for each of the fiscal years ended 2005, 2004 and 2003, respectively.

(3) Includes $5,172, $10,132, and $4,500 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2005, 2004 and 2003, respectively, $9,210, $12,937, $6,496 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2005, 2004 and 2003, respectively, and $1,311, $1,173, $2,917 of 401K paid on behalf of such individual for each fiscal years ended 2005, 2004 and 2003, respectively.

(4) Includes $13,715, $13,112 and $19,643 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended, 2005, 2004 and 2003 respectively, and $1,361 of 401K paid on behalf of such individual for each fiscal year ended 2003.


Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding shares of common stock beneficially owned as of January 10, 2006, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock,
(ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of            Shares Beneficially Owned    Percentage of Stock
Beneficial Owner                                               Outstanding (1)

Stephen P. Cesarski
150-14 132nd Avenue
Jamaica, NY 11434                      5,500,000                   32.65%


James N. Jannello
150-14 132nd Avenue                    5,500,000                   32.65%
Jamaica, NY 11434

William J. Lally                       1,000,000                    5.94%
17 West 312th Deer Path Rd.
Bensenville, IL 60106

All Officers and Directors
as a Group (5 persons)                12,050,000                   71.54%

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

      As of the fiscal year end of September 30, 2005, James N. Jannello was indebted to the company in the aggregate sum of $139,930, and William J. Lally was indebted in the aggregate amount of $6,350. The officer loan to Mr. Jannello bears interest at 4% per annum. The officer loan to Mr. Lally is non-interest bearing. The officer loans are due on demand.

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

Item 14. Principal Accounting Fees and Services

      Audit Fees

      The aggregate fees billed by Paritz & Company, P.A. for the annual audit were $25,000 and $25,000 for the fiscal years ended September 30, 2005 and 2004, respectively, and their fees for review of the interim financial statements were $10,500 and $10,500 for the fiscal years ended September 30, 2005 and 2004, respectively.

      Financial Information Systems Design and Implementation Fees

      Paritz & Company, P.A. did not render any professional services to Janel World Trade, Ltd. for financial information systems design and implementation, as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X, during the fiscal years ended September 30, 2005 and 2004.

      All Other Fees

      The aggregate fees billed by Paritz & Company, P.A. for all other services rendered to Janel World Trade, Ltd. during the fiscal years ended September 30, 2005 and 2004, other than audit services, were $18,907 for the fiscal year ended September 30, 2005, and $11,774 in the fiscal year ended September 30, 2004. These "other fees" were for services related to abandoned acquisitions and tax services ($5,000 in each of the two fiscal years).

Item 15. Exhibits, Financial Statement Schedules.

      (a)   Financial Statements.

            Report of Independent Registered Accounting Firm

            Consolidated Balance Sheets as at September 30, 2005 and 2004

            Consolidated Statement of Operations for the Years Ended September 30, 2005, 2004 and 2003

            Consolidated Statement of Changes in Stockholders' Equity for the Years Ended September 30, 2005, 2004 and 2003

            Consolidated Statement of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003

            Notes to Consolidated Financial Statements

      (c)   Exhibits.

      2.    Agreement  and Plan of Merger  dated July 18, 2002 by and among Wine
            Systems  Design,  Inc.,  WSD  Acquisition,   Inc.  and  Janel  World
            Transport, Ltd.**

      2.1 Acquisition Agreement dated July 6, 2005 by and among Janel World Trade, Ltd., Freight Wings, Inc. and Harjinder P. Singh.**** (The transaction proposed in this document was subsequently cancelled.)

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

      **** Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report, filed July 12, 2005.

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

January 10, 2006

                             JANEL WORLD TRADE, LTD.

                             By: /s/ James N. Jannello
                                 ----------------------------------
                                 James N. Jannello, Executive Vice
                                 President and Chief
                                 Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello       Executive Vice President, Chief Executive     January 10, 2006
---------------------       Officer and Director
James N. Jannello

/s/ Stephen P. Cesarski     President, Chief Operating                    January 10, 2006
-----------------------     Officer and Director
Stephen P. Cesarski

/s/ William J. Lally        Director                                      January 10, 2006
--------------------
William J. Lally

/s/ Linda Bieler            Controller and Chief Financial and            January 10, 2006
----------------            Accounting Officer
Linda Bieler

/s/ Ruth Werra              Secretary                                     January 10, 2006
--------------
Ruth Werra

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


                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York


We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

                             Paritz & Company, P.A.



Hackensack, New Jersey
December 6, 2005

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

======================================================================================

                                                               -----SEPTEMBER 30,-----
                                                                2005             2004
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents ( Notes 1,6)                       $  793,238   $1,287,507
  Accounts receivable, net of allowance for
    doubtful accounts of $26,067 in 2005 and $31,413 in 2004    5,334,314    5,280,435
  Marketable securities (Note 3)                                   55,742       46,137
  Loans receivable - officers (Note 4)                            146,192      160,989
                   - other                                         33,835       26,153
  Prepaid expenses and sundry current assets                       76,120       67,524
                                                               ----------   ----------
     TOTAL CURRENT ASSETS                                       6,439,441    6,868,745
                                                               ----------   ----------
Property and equipment, net (Note 5)                              242,270      111,816
                                                               ----------   ----------
OTHER ASSETS:
  Security deposits                                                49,418       49,928
                                                               ----------   ----------
     TOTAL OTHER ASSETS                                            49,418       49,928
                                                               ----------   ----------
                                                               $6,731,129   $7,030,489
                                                               ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable - bank (Note 6)                                 $       --   $  800,000
  Accounts payable                                              3,192,944    3,164,933
  Accrued expenses and taxes payable                              196,861      153,720
  Current portion of long-term debt (Note 7)                        8,393        8,393
                                                               ----------   ----------
     TOTAL CURRENT LIABILITIES                                  3,398,198    4,127,046
                                                               ----------   ----------

OTHER LIABILITIES:
  Long-term debt                                                   13,572       21,962
  Deferred compensation                                            78,568       78,568
                                                               ----------   ----------
     TOTAL OTHER LIABILITIES                                       92,140      100,530
                                                               ----------   ----------
STOCKHOLDERS' EQUITY (Note 8)                                   3,240,791    2,802,913
                                                               ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $6,731,129   $7,030,489
                                                               ==========   ==========

======================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

=================================================================================================

                                                     ---------YEAR ENDED SEPTEMBER 30,-----------
                                                         2005            2004            2003

REVENUES                                             $ 73,484,334    $ 69,981,639    $ 56,916,276


COSTS AND EXPENSES:
  Forwarding expenses                                  65,873,673      63,041,177      50,600,299
  Selling, general and administrative                   6,778,569       6,323,606       5,956,591
  Interest                                                 21,619          43,377          22,824
                                                     ------------    ------------    ------------
     TOTAL COSTS AND EXPENSES                          72,673,861      69,408,160      56,579,714
                                                     ------------    ------------    ------------


INCOME BEFORE OTHER ITEMS                                 810,473         573,479         336,562
                                                     ------------    ------------    ------------


OTHER ITEMS:
  Costs related to abandoned business acquisitions        (50,098)       (119,160)             --
  Interest and dividend income                             14,494          14,636          19,725
                                                     ------------    ------------    ------------
     TOTAL OTHER ITEMS                                    (35,604)       (104,524)         19,725
                                                     ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                774,869         468,955         356,287

Income taxes (Note 9)                                     344,850         204,600         159,500
                                                     ------------    ------------    ------------

NET INCOME                                           $    430,019    $    264,355    $    196,787
                                                     ============    ============    ============



BASIC AND DILUTED INCOME PER SHARE                   $      .0256    $      .0157    $      .0117
                                                     ============    ============    ============

WEIGHTED NUMBER OF SHARES OUTSTANDING                  16,843,000      16,843,000      16,839,433
                                                     ============    ============    ============

=================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

============================================================================================

                                             CAPITAL STOCK
                                      ------------------------     ADDITIONAL
                                                                   PAID-IN         RETAINED
                                         SHARES          $         CAPITAL         EARNINGS
                                      -----------   -----------   -----------   ------------
BALANCE - SEPTEMBER 30, 2002           16,801,000   $    16,801   $   485,436   $  1,830,168
Net income                                     --            --            --        196,787
Stock subscription received                    --            --            --             --

Issuance of common stock (Note 8)          42,000            42        15,567             --
Other comprehensive gains:
    Unrealized gains on available
    -for-sale marketable securities            --            --            --             --
                                      -----------   -----------   -----------   ------------

BALANCE - SEPTEMBER 30, 2003           16,843,000        16,843       501,003      2,026,955

Net income                                     --            --            --        264,355
Other comprehensive gains:
    Unrealized gains on available
    -for-sale marketable securities            --            --            --             --
                                      -----------   -----------   -----------   ------------

BALANCE - SEPTEMBER 30, 2004           16,843,000   $    16,843   $   501,003   $  2,291,310

Net income                                     --            --            --        430,019
Other comprehensive gains:
    Unrealized gains on available
    -for-sale marketable securities            --            --            --             --
                                      -----------   -----------   -----------   ------------

BALANCE - SEPTEMBER 30, 2005           16,843,000   $    16,843   $   501,003   $  2,721,329
                                      ===========   ===========   ===========   ============

                                                         ACCUMULATED
                                        STOCK            OTHER
                                        SUBSCRIPTION     COMPREHENSIVE
                                        RECEIVABLE       GAIN (LOSS)         TOTAL
                                        -------------    -------------    -----------
BALANCE - SEPTEMBER 30, 2002            $     (18,010)   $     (18,043)   $ 2,296,352
Net income                                         --               --        196,787
Stock subscription received                        --           18,010
                                                                               18,010
Issuance of common stock (Note 8)                  --               --         15,609
Other comprehensive gains:
    Unrealized gains on available
    -for-sale marketable securities                --            7,109          7,109
                                        -------------    -------------    -----------

BALANCE - SEPTEMBER 30, 2003                  (10,934)       2,533,867
                                                                          -----------
Net income                                         --               --        264,355
Other comprehensive gains:
    Unrealized gains on available
    -for-sale marketable securities                --            4,691          4,691
                                        -------------    -------------    -----------

BALANCE - SEPTEMBER 30, 2004            $          --    $      (6,243)   $ 2,802,913

Net income                                         --               --        430,019
Other comprehensive gains:
    Unrealized gains on available
    -for-sale marketable securities                --            7,859          7,859
                                        -------------    -------------    -----------

BALANCE - SEPTEMBER 30, 2005            $          --    $       1,616    $ 3,240,791
                                        =============    =============    ===========

============================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

=================================================================================================

                                                       ---------YEAR ENDED SEPTEMBER 30,--------
                                                           2005          2004            2003
OPERATING ACTIVITIES:
  Net income                                           $   430,019    $   264,355    $   196,787
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Stock issued for services                                 --             --         15,609
      Depreciation and amortization                         96,866         63,375         55,892
  Changes in operating assets and liabilities:
      Accounts receivable                                  (53,879)      (972,613)    (1,248,272)
      Loans receivable                                       7,115        (10,331)         2,046
      Prepaid expenses and sundry current assets            (8,596)        (9,680)        40,998
      Accounts payable and accrued expenses                 71,152        936,668        342,507
      Other                                                    510          1,426         (2,647)
                                                       -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES       543,187        273,200       (597,080)
                                                       -----------    -----------    -----------

INVESTING ACTIVITIES:
  Acquisition of property and equipment, net              (227,320)       (72,261)       (50,946)
  Purchase of marketable securities                         (1,746)          (353)          (461)
                                                       -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                     (229,066)       (72,614)       (51,407)
                                                       -----------    -----------    -----------

FINANCING ACTIVITIES:
  Increase in (repayment of) long-term debt                 (8,390)        26,515         (8,058)
  Bank borrowings (repayment)                             (800,000)            --        500,000
  Proceeds from sale of common stock                            --             --         18,010
                                                       -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (808,390)        26,515        509,952
                                                       -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                               (494,269)       227,101       (138,535)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            1,287,507      1,060,406      1,198,941
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                $   793,238    $ 1,287,507    $ 1,060,406
                                                       ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                         $    21,619    $    43,377    $    22,824
                                                       ===========    ===========    ===========
      Income taxes                                     $   286,994    $   173,277    $   115,797
                                                       ===========    ===========    ===========

=================================================================================================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2005 AND 2004
================================================================================


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

      Cash and cash equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase.

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

      Comprehensive income

      Comprehensive income encompasses all changes in stockholders' equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. As of September 30, 2005, accumulated other comprehensive income (loss) consists of unrealized losses on unrestricted available-for-sale marketable equity securities.

2     ABANDONED ACQUISITIONS

      During the years ended September 30, 2005 and 2004 the Company negotiated several business acquisitions. In connection therewith, the Company incurred legal and accounting fees aggregating $50,098 and $119,160, respectively. Since these transactions have not been consummated and negotiations have terminated, these costs have been charged to expense in the accompanying consolidated statements of operations.

3     MARKETABLE SECURITIES

      Marketable securities consist of the following:

                                      Unrealized
                                      Holding
                             Cost     (losses) Gains    Fair Value

As of September 30, 2005:
    Mutual Funds            $54,126   $        1,616    $   55,742
                            =======   ==============    ==========

As of September 30, 2004:
    Mutual Funds            $52,380   $       (6,243)   $   46,137
                            =======   ==============    ==========


4     LOANS RECEIVABLE - OFFICERS

      The loans receivable - officers bear interest at 4% per annum and are due on demand.

================================================================================

5     PROPERTY AND EQUIPMENT

      A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

                                    ---September 30,---
                                      2005       2004       Life

Furniture and fixtures              $ 79,426   $ 88,688   5-7 years
Computer equipment                   517,697    325,936   5 years
                                    --------   --------
                                     597,123    414,624
Less accumulated depreciation and
    Amortization                     354,853    302,808
                                    --------   --------

                                    $242,270   $111,816
                                    ========   ========

6     NOTE PAYABLE - BANK

      The Company has an available line of credit with a bank pursuant to which it may borrow up to $1,500,000. Advances under this facility bear interest at prime minus 1/2%. The availability of credit under this line at no time shall exceed the borrowing base for this line, which is calculated as 80% of eligible accounts receivable. In addition, all borrowings under this agreement are personally guaranteed by certain stockholders of the Company.


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


9     INCOME TAXES

      Income taxes consist of the following:

                  ---Year Ended September 30,---
                    2005       2004       2003

Federal           $234,600   $152,000   $ 93,000
State and local    110,250     52,600     66,500
                  --------   --------   --------

                  $344,850   $204,600   $159,500
                  ========   ========   ========

================================================================================

      The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

                                                ---Year Ended September 30,---
                                                  2005       2004       2003

Federal taxes at statutory rates                $263,500   $159,500   $121,000
Non-deductible expenses                            9,500     10,400      4,250
State and local taxes, net of Federal benefit     71,850     34,700     34,250
                                                --------   --------   --------

                                                $344,850   $204,600   $159,500
                                                ========   ========   ========

10    PROFIT SHARING AND 401(k) PLANS

      The Company maintains a non-contributory profit sharing and 401(k) plan covering substantially all full-time employees. The expense charged to operations for the years ended September 30, 2005, 2004 and 2003 aggregated approximately $23,000, $23,000 and $22,000, respectively.

11    RENTAL COMMITMENTS

      The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2005, 2004 and 2003 were approximately $311,000, $294,000, and $288,000, respectively.

      Future  minimum  lease  commitments   (excluding  renewal  options)  under
      noncancelable leases are as follows;


Year ended September 30, 2006

                         2007            $290,000
                         2008             230,000
                         2009             162,000
                         2010             145,000
                                          48,500

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

================================================================================

      (c)   Relationships with officers

            Janel's President and Chief Operating Officer and Executive Vice President and Chief Executive Officer ("EVP"), each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. In addition, the EVP owns 50% of Janel Miami (Florida), which is a franchise using the Janel name, but in which the Company has no equity or other direct economic interest.

            These  relationships   involve  actual  or  potential  conflicts  of
            interest between Janel and its officers.