Form 10-Q
period 2005-12-31
JANEL WORLD TRADE LTD
filed 2006-02-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2005

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      (a) Janel's unaudited, interim financial statements for its first fiscal quarter (the three months ended December 31, 2005) has been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found at Item 2, following the financial statements.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                         DECEMBER 31, 2005   SEPTEMBER 30, 2005
                                                         -----------------   ------------------
                                                            (Unaudited)          (Audited)
                                    ASSETS
CURRENT ASSETS
  Cash                                                       $1,566,130         $  793,238
  Accounts receivable, net of allowance for
    doubtful accounts of $25,610 at December 31, 2005
    and $26,067 at September 30, 2005                         4,686,345          5,334,314
  Marketable securities                                          57,161             55,742
  Loans receivable - officers                                   146,290            146,192
                   - other                                       39,409             33,835
  Prepaid expenses and sundry current assets                     55,490             76,120
                                                             ----------         ----------
     TOTAL CURRENT ASSETS                                     6,550,825          6,439,441

Property and equipment, net                                     226,306            242,270

OTHER ASSETS:
  Security deposits                                              49,418             49,418
                                                             ----------         ----------
                                                             $6,826,549         $6,731,129
                                                             ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                             $3,308,794         $3,192,944
Accrued expenses and taxes payable                               90,455            196,861
Current portion of long-term debt                                 8,692              8,393
                                                             ----------         ----------
     TOTAL CURRENT LIABILITIES                                3,407,941          3,398,198
                                                             ----------         ----------
OTHER LIABILITIES:
  Long-term debt                                                 11,476             13,572
  Deferred compensation                                          78,568             78,568
                                                             ----------         ----------
     TOTAL OTHER LIABILITIES                                     90,044             92,140
                                                             ----------         ----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
    225,000,000 shares authorized
    16,843,000 shares issued and outstanding
    at December 31, 2005 and September 30, 2005                  16,843             16,843
    Additional paid-in capital                                  501,003            501,003
    Retained earnings                                         2,810,718          2,722,945
                                                             ----------         ----------
       TOTAL STOCKHOLDERS' EQUITY                             3,328,564          3,240,791
                                                             ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $6,826,549         $6,731,129
                                                             ==========         ==========

================================================================================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
================================================================================

                                                               THREE MONTHS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                    2005             2004
                                                                    ----             ----
REVENUES                                                          18,781,315      15,023,002
                                                                ------------    ------------
COSTS AND EXPENSES:
  Forwarding expenses                                             16,838,747      13,354,994
  Selling, general and administrative                              1,789,745       1,536,490
                                                                ------------    ------------
     TOTAL COSTS AND EXPENSES                                     18,628,492      14,891,484
                                                                ------------    ------------
INCOME FROM OPERATIONS                                               152,823         131,518
                                                                ------------    ------------
OTHER ITEMS:
  Interest and dividend income                                         2,989           4,383
  Interest expense                                                      (357)        (10,878)
                                                                ------------    ------------
     TOTAL OTHER ITEMS                                                 2,632          (6,495)
                                                                ------------    ------------
INCOME BEFORE INCOME TAXES                                           155,455         125,023

Income taxes                                                          66,800          53,800
                                                                ------------    ------------
NET INCOME                                                      $     88,655    $     71,223
                                                                ============    ============
OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Unrealized gain (loss) from available for sale securities   $       (882)   $      4,322
                                                                ============    ============
BASIC AND DILUTED EARNINGS PER SHARE                            $      .0053    $      .0042
                                                                ============    ============
WEIGHTED NUMBER OF SHARES OUTSTANDING                             16,843,000      16,843,000
                                                                ============    ============

================================================================================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
================================================================================

                                                   THREE MONTHS ENDED DECEMBER 31,
                                                   -------------------------------
                                                         2005           2004
                                                         ----           ----
OPERATING ACTIVITIES:
  Net income                                         $    88,655    $    71,223
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       25,001         17,656
  Changes in operating assets and liabilities:
      Accounts receivable                                647,969      1,228,556
      Loans receivable                                    (5,672)         4,955
      Prepaid expenses and sundry current assets          20,630          4,400
      Security deposits                                       --            110
      Accounts payable and accrued expenses                9,444     (1,014,876)
                                                     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                786,027        312,024
                                                     -----------    -----------
INVESTING ACTIVITIES:
  Acquisition of property and equipment, net              (9,037)      (143,096)
  Purchase of marketable securities                       (2,301)        (1,737)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (11,338)      (144,833)
                                                     -----------    -----------
FINANCING ACTIVITIES:
  Repayment of long-term debt, net                        (1,797)        (2,098)
  Repayment of bank borrowings                                --       (200,000)
                                                     -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                     (1,797)      (202,098)
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH                              772,892        (34,907)

CASH - BEGINNING OF PERIOD                               793,238      1,287,507
                                                     -----------    -----------
CASH - END OF PERIOD                                 $ 1,566,130    $ 1,252,600
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                       $       357    $    10,878
                                                     ===========    ===========
      Income taxes                                   $   174,503    $    71,644
                                                     ===========    ===========

================================================================================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                   (Unaudited)
================================================================================

1     BASIS OF PRESENTATION

      The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on or about January 11, 2006.

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

      When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company's ability to manage and continue its growth and implement its business strategy; the company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company's future financial and operating results, cash needs and demand for its services; and the company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel's Annual Report on Form 10-K filed with the SEC on January 11, 2006. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

      The following discussion and analysis addresses the results of operations for the three months ended December 31, 2005, as compared to the results of operations for the three months ended December 31, 2004. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

      Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

      Revenue. Total revenue for the first quarter of fiscal 2006 was $18,781,315, as compared to $15,023,002 for the same period of fiscal 2005, a year-over-year increase of $3,758,313, or 25% (revenue in the first quarter of fiscal 2005 was depressed by the elimination of nine low margin customer accounts). The increased level of revenue in the first quarter of fiscal 2006 resulted from increased business activity attributable to new customer accounts, and significantly increased shipping activity by existing customers.

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

      For the first quarter of fiscal 2006, forwarding expense increased by $3,483,753, or 26.1%, to $16,838,747, as compared to $13,354,994 for the first quarter of fiscal 2005. The percentage increase was slightly higher than the increase in total revenue year over year, yielding an increase in the measure of forwarding expense as a percentage of revenue to 89.64% from 88.87% for the first fiscal quarter of 2005. The percentage increase is the result of (1) improving supply-chain management and inventory planning processes which reduced the frequency of time-critical shipments, resulting in more economical ocean freight rather than higher-cost airfreight; and (2) expansion of Janel's export business, which is conducted predominantly via ocean freight. Net revenue (revenue minus forwarding expenses) in the first quarter of fiscal 2006 was $1,942,568, an increase of $274,560, or 16.5%, as compared to $1,668,008 in the first quarter of fiscal 2005.

      Selling, and Administrative Expense. Selling, general and administrative expense in first quarter of fiscal 2006 increased by $253,255 (16.48%) to $1,789,745, or 9.53% of total revenue, as compared to $1,536,490, or 10.22% of total revenue, in the first quarter of fiscal 2005. The year-over-year dollar increase in SG&A resulted from an increase in accounting, legal and investor relations expenses, the hiring of additional salespeople, and related expenses in the first quarter of fiscal 2006.

      Income (Loss) Before Taxes. Janel's results for the first quarter of fiscal 2006 improved from income before taxes of $125,023 in the first quarter of fiscal 2005, to $155,455 in the first quarter of fiscal 2006, an increase of 24.3%. The principal reason for the gain was the elimination of the low margin customer accounts, increased business activity by new customer accounts and increased shipping activity by existing customers.

      Income Taxes. The effective income tax rate in both the 2006 and 2005 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income . Net income for the first quarter of fiscal 2006 was $88,655, or $(0.0053) per share, as compared to net income of $71,223, or $0.0042 per share in the third quarter of fiscal 2005, a gain of 24.5%.

Liquidity and Capital Resources

      Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the 3 months ended December 31, 2005, Janel's net working capital (total current assets less total current liabilities) increased by approximately $101,000.

      At December 31, 2005, cash increased by $772,892 to $1,566,130 from $793,238 at September 30, 2005. For the 3 months ended December 31, 2005, Janel's primary source of cash was its collections of its accounts receivable.

      In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because its cash flow is adequate for financing its receivables, and it obtained a reduced interest rate. At December 31, 2005, Janel had $1,500,000 of available borrowing under its line of credit, bearing interest at prime less one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company.

      Management believes that anticipated cash flow , and availability under its existing line of credit are sufficient to meet its current working capital and operating needs. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under "Current Outlook." To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional financing estimated at up to $10,000,000. There is no assurance either that such additional capital as necessary to execute the company's business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

      Based upon the results for the fiscal year ended September 30, 2005, the first quarter of fiscal 2006, and its current operations, Janel conservatively projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2006 will grow by approximately 10% to approximately $80 million.

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

Critical Accounting Policies and Estimates

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Not applicable.

Item 1A. Risk Factors.

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Not applicable.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of shareholders during the first fiscal quarter ended December 31, 2005.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits

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

February 14, 2006

                                            JANEL WORLD TRADE, LTD.

                                            By: /s/ James N. Jannello
                                                --------------------------------
                                                Chief Executive Officer