Form 10-Q
period 2006-03-31
JANEL WORLD TRADE LTD
filed 2006-05-15
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2006

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

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,043,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      (a) Janel's unaudited, interim financial statements for its second fiscal quarter (the three and six months ended March 31, 2006) has been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the first quarter will be found at Item 2, following the financial statements.

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                              MARCH 31, 2006   SEPTEMBER 30, 2005
                                                               (Unaudited)         (Audited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $    1,425,027   $          793,238
  Accounts receivable, net of allowance for doubtful
     accounts of $28,424 at March 31, 2006 and
     $26,067 at September 30, 2005                                 5,007,952            5,334,314
  Marketable securities                                               60,722               55,742
  Loans receivable - officers                                        147,577              146,192
                   - other                                            58,823               33,835
  Prepaid expenses and sundry current assets                         223,921               76,120
  Deferred compensation                                              226,180                   --
                                                              --------------   ------------------
                                                                   7,150,202            6,439,441
     TOTAL CURRENT ASSETS

PROPERTY AND EQUIPMENT, NET                                          223,507              242,270

SECURITY DEPOSITS                                                     49,418               49,418
                                                              --------------   ------------------

TOTAL ASSETS                                                  $    7,423,127   $        6,731,129
                                                              ==============   ==================

CURRENT LIABILITIES:
  Accounts payable                                            $    3,638,252   $        3,192,944
  Accrued expenses and taxes payable                                  63,669              196,861
  Current portion of long-term debt                                    8,962                8,393
                                                              --------------   ------------------

     TOTAL CURRENT LIABILITIES                                     3,710,883            3,398,198
                                                              --------------   ------------------

OTHER LIABILITIES:
  Long-term debt                                                       9,380               13,572
  Deferred compensation                                               78,568               78,568
                                                              --------------   ------------------
     TOTAL OTHER LIABILITIES                                          87,948               92,140
                                                              --------------   ------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value
    225,000,000 shares authorized
    17,043,000 and 16,843,000 shares issued and outstanding
      at March 31, 2006 and September 30, 2005, respectively          17,043               16,843
  Additional paid-in capital                                         953,163              501,003
  Retained earnings                                                2,654,090            2,722,945
                                                              --------------   ------------------
     TOTAL STOCKHOLDERS' EQUITY                                    3,624,296            3,240,791
                                                              --------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    7,423,127   $        6,731,129
                                                              ==============   ==================

                     JANEL WORLD TRADE LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
================================================================================

                                                       SIX MONTHS ENDED MARCH 31,     THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005

REVENUES                                              $ 37,572,917    $ 29,973,687    $ 18,791,602    $ 14,950,685
                                                      ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Forwarding expenses                                   33,759,593      26,704,540      16,920,846      13,349,546
  Selling, general and administrative                    3,625,156       3,187,593       1,835,411       1,651,103
  Stock based compensation                                 226,180              --         226,180              --
                                                      ------------    ------------    ------------    ------------

          TOTAL COSTS AND EXPENSES                      37,610,929      29,892,133      18,982,437      15,000,649
                                                      ------------    ------------    ------------    ------------

                                                           (38,012)         81,554        (190,835)        (49,964)
                                                      ------------    ------------    ------------    ------------

OTHER ITEMS:
  Interest and dividend income                               6,848           8,969           3,859           4,586
  Interest expense                                            (657)        (19,876)           (300)         (8,998)
                                                      ------------    ------------    ------------    ------------

     TOTAL OTHER ITEMS                                       6,191         (10,907)          3,559          (4,412)
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
    INCOME TAXES (CREDITS)                                 (31,821)         70,647        (187,276)        (54,376)
                                                      ------------    ------------    ------------    ------------

Income taxes (credits)                                      39,714          30,400         (27,086)        (23,400)
                                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                     $    (71,535)   $     40,247    $   (160,190)   $    (30,976)
                                                      ============    ============    ============    ============

OTHER COMPREHENSIVE INCOME
NET OF TAX:

Unrealized gain from available  for sale securities   $      3,561    $      4,437    $      4,443    $        115
                                                      ============    ============    ============    ============

Basic earnings per share                              $    (.00424)   $     .00239    $    (.00948)   $    (.00184)
                                                      ============    ============    ============    ============

Fully diluted earnings per share                      $    (.00423)   $     .00239    $    (.00943)   $    (.00184)
                                                      ============    ============    ============    ============

Weighted number of shares outstanding                   16,867,176      16,843,000      16,891,889      16,843,000
                                                      ============    ============    ============    ============

Fully diluted weighted number of shares outstanding     16,915,527      16,843,000      16,989,666      16,843,000
                                                      ============    ============    ============    ============

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
================================================================================

                                                     SIX MONTHS ENDED MARCH 31,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------

OPERATING ACTIVITIES:
  Net income (loss)                                  $   (71,535)   $    40,247
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       51,380         40,465
      Stock issued in lieu of compensation               452,360             --
    Changes in operating assets and liabilities:
      Accounts receivable                                326,362      1,238,643
      Prepaid expenses and sundry current assets        (147,801)       (29,669)
      Security deposits                                       --            110
      Accounts payable and accrued expenses              312,116       (797,363)
      Deferred compensation                             (226,180)            --
                                                     -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                696,702        492,433
                                                     -----------    -----------

INVESTING ACTIVITIES:
  Acquisition of property and equipment, net             (32,617)      (174,677)
  Purchase of marketable securities                       (2,300)        (1,729)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (34,917)      (176,406)
                                                     -----------    -----------

FINANCING ACTIVITIES:
  Increase in loans receivable                           (26,373)        (2,947)
  Repayment of long-term debt, net                        (3,623)        (4,196)
  Repayment of bank borrowings                                --       (800,000)
                                                     -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                    (29,996)      (807,143)
                                                     -----------    -----------

INCREASE (DECREASE)  IN CASH                             631,789       (491,116)

CASH - BEGINNING OF PERIOD                               793,238      1,287,507
                                                     -----------    -----------

CASH - END OF PERIOD                                 $ 1,425,027    $   796,391
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                   $       657    $    19,876
                                                     ===========    ===========
          Income taxes                               $   241,654    $   173,594
                                                     ===========    ===========
      Non-cash investing activities:
          Unrealized gain on marketable securities   $     3,561    $     4,437
                                                     ===========    ===========

                    JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)
================================================================================

1     BASIS OF PRESENTATION

      The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on or about January 12, 2006.

2     UNREGISTERED SALE OF EQUITY SECURITIES

      On March 10, 2006, Janel World Trade, Ltd. ("Janel") signed a Financial Public & Investor Relations Agreement with Strategic Growth International, Inc. ("SGI") with respect to the provision of consulting services with regard to financial and investor relations for a term beginning October 3, 2005 and ending October 2, 2006.

      Janel agreed to pay SGI compensation consisting of a $6,000 per month retainer fee, the issuance of 200,000 unregistered shares of Janel's $.001 par value common stock valued at $1.02 per share, and a warrant to purchase 400,000 shares of Janel common stock exercisable from February 1, 2007 to October 2, 2010 at an exercise price of $1.02 per share (the fair market value of the shares on the date of issuance). The 200,000 Janel shares have limited registration rights, and are subject to a lock-up agreement. The 400,000 Janel shares issuable upon exercise of the warrants are subject to antidilution provisions and also have registration rights.

      The registration rights of the 200,000 Janel shares provide the holders with the right to have their shares included in the next securities registration statement (except for a registration statement on Forms S-4 of S-8) filed by Janel with the Securities and Exchange Commission prior to October 2, 2006. The lock-up provisions require the holders to refrain from selling, transferring, hypothecating or otherwise disposing of their Janel shares until February 1, 2007.

      The registration rights of the 400,000 Janel shares issuable upon exercise of the warrant provide the holders with the right to have their shares included in the next securities registration statement (except for a registration statement on Forms S-4 of S-8) filed by Janel with the Securities and Exchange commission during the entire term of the warrant.

3     INCOME TAXES

      The provision for income taxes differs from normal statutory rates due to certain items included in the unregistered sale of equity securities referred to in Note 2, which are non-deductible for income tax purposes.

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

      Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the six months ended March 31, 2006, and its current expectations for the remainder of fiscal 2006, Janel currently projects that gross revenues for its fiscal year ending September 30, 2006, exclusive of any potential acquisition activity or other extraordinary events, will approximate $80 million, as compared to approximately $73.5 million reported in fiscal 2005.

      Janel is continuing to implement its business plan and strategy to increase revenue and profitability through its fiscal year ending September 30, 2006 and beyond. The company's strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; increase profit margins by avoiding low-margin business; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

Overview

      The following discussion and analysis addresses the results of operations for the three months ended March 31, 2006, as compared to the results of operations for the three months ended March 31, 2005, and for the six months ended March 31, 2006, as compared to the six months ended March 31, 2005. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

      Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

      Revenue. Total revenue for the second quarter of fiscal 2006 was $18,791,602, as compared to $14,950,685 for the same period of fiscal 2005, a year-over-year increase of $3,840,917, or 25.7%. The higher level of revenue resulted principally from increased shipping activity by existing customers.

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

      For the second quarter of fiscal 2006, forwarding expense increased by $3,571,300, or 26.8%, to $16,920,846, as compared to $13,349,546 for the second quarter of fiscal 2005. The percentage increase was slightly higher than the increase in total revenue year-over-year, yielding an increase in the measure of forwarding expense as a percentage of total revenue to 90.0% from 89.3% for the second fiscal quarter of 2005. The percentage increase is principally the result of a slightly higher proportion of ocean freight shipments in the 2006 quarter as compared to the comparable prior-year period.

      Selling, General and Administrative Expense. Selling, general and administrative expense in second quarter of fiscal 2006 increased by $184,308 (11.2%) to $1,835,411 as compared to $1,651,103 in the second quarter of fiscal 2005. The year-over-year dollar increase in SG&A resulted from an increase in commissions related to the increase in revenue, general year-over-year increases in accounting, legal and investor relations expenses, and an increase the number of administrative-related personnel on the payroll in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. Despite the dollar increase, SG&A as a percentage of total revenue decreased by 127 basis points from 11.04% in the second quarter of 2005 to 9.77% in the second quarter of 2006.

      Income (Loss) Before Taxes. Janel's results for the second quarter of fiscal 2006 declined from loss before taxes of $(54,376) in the second quarter of fiscal 2005 to an increased loss before taxes of $(187,276) in the second quarter of fiscal 2006. The principal reason for the increased loss was the inclusion of stock-based compensation paid for investor relations services in the amount of $226,180 (see Note 2), combined with an absolute dollar increase in SG&A expense. Together these two items were more than sufficient to offset the year-to-year increase in total revenue during the period.

      Income Taxes. The effective income tax rate in both the 2006 and 2005 periods reflects the U.S. federal statutory rate and applicable state income taxes. An income tax credit resulting from the respective pretax losses is reflected in both second quarter periods.

      Net Income (Loss). Net loss for the second quarter of fiscal 2006 was $(160,190), or $(0.00943) per diluted share, as compared to net loss of $(30,976), or $(0.00184) per diluted share, in the second quarter of fiscal 2005.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

      Revenue. Total revenue for the six months ended March 31, 2006 was $37,572,917, as compared to $29,973,687 for the same period of fiscal 2005, a year-over-year increase of $7,599,230, or 25.4%. The higher level of revenue resulted primarily from increased shipping activity by existing customers.

      Forwarding Expense. For the six months ended March 31, 2006, forwarding expense was $33,759,593, as compared to $26,704,540 for the same period of fiscal 2005, a year-over-year increase of $7,055,053, or 26.4%. The percentage increase was slightly higher than the increase in total revenue for the six months ended March 31, 2006 as compared to 2005, resulting in forwarding expense as a percentage of total revenue increasing slightly to 89.9% from 89.2% during the six months ended March 31, 2005. The percentage increase is the result of a slightly higher proportion of ocean freight shipments in the 2006 first half as compared to the comparable prior-year six-month period.

      Selling, General and Administrative Expense. For the six-month periods ended March 31, 2006 and 2005, selling, general and administrative expenses were $3,625,156 and $3,187,593, respectively. This represents a year-over-year increase of $437,563, or 13.7%. The year-over-year dollar increase in SG&A resulted from higher commissions payable on the increased level of revenue year-over-year, a general increase in accounting, legal and investor relations expenses, and the presence of several additional administrative-related personnel and their related expenses in the first half of fiscal 2006 as compared to the first half of fiscal 2005. Despite the dollar increase, SG&A as a percentage of total revenue decreased by 98 basis points from 10.63% in the first half of 2005 to 9.65% in the first half of 2006.

      Income (Loss) Before Taxes. Janel reported a loss before income taxes of $(31,821) for the six months ended March 31, 2006 as compared to income before income taxes of $70,647 for the six months ended March 31, 2005, or a total decline of $102,468 year-over-year. The level of stock-based compensation expense included in the 2006 first six months accounted for more than the total year-over-year dollar decline in pretax profitability.

      Income Taxes. The effective income tax rate in both the 2006 and 2005 periods reflects the U.S. federal statutory rate and applicable state income taxes.

      Net Income. Janel reported a net loss for the six months ended March 31, 2006, of $(71,535), or $(0.00423) per diluted share, down $111,782 as compared to net income of $40,247, or $0.00239 per diluted share, for the six months ended March 31, 2005.

Liquidity and Capital Resources

      Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

      During the six months ended March 31, 2006, Janel's net working capital (current assets minus current liabilities) increased by approximately $400,000, reflecting increases in cash, loans receivable and deferred compensation of approximately $632,000, $25,000 and $226,000, respectively, offset by a net positive swing of approximately $490,000 in accounts receivable and prepaid expenses versus accounts payable and accrued expenses. Janel's past cash flow performance is generally indicative of future cash flow performance.

      In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because its cash flow is adequate for financing its receivables, and it obtained a reduced interest rate. At March 31, 2006, Janel had $1,500,000 of available borrowing under its line of credit, bearing interest at prime less one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company.

      Management believes that anticipated cash flow, and availability under its existing line of credit are sufficient to meet its current working capital and operating needs. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under "Current Outlook." To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional financing estimated at up to $10,000,000. There is no assurance either that such additional capital as necessary to execute the company's business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

      Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the six months ended March 31, 2006, and its current expectations for the remainder of fiscal 2006, Janel currently projects that gross revenues for its fiscal year ending September 30, 2006, exclusive of any potential acquisition activity or other extraordinary events, will approximate $80 million, as compared to approximately $73.5 million reported in fiscal 2005.

      Janel is continuing to implement its business plan and strategy to increase revenue and profitability through its fiscal year ending September 30, 2006 and beyond. The company's strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; increase profit margins by avoiding low-margin business; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenues related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its reduction of current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

Estimates

      While judgments and estimates are a necessary component of any system of accounting, the company's use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the company's consolidated statements of income:

            a.    accounts receivable valuation;

            b the accrual of costs related to ancillary services the company provides; and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      For information regarding an sale of equity securities during the second fiscal quarter, see the Form 8-K filed by Janel on March 17, 2006.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of shareholders during the second fiscal quarter ended March 31, 2006.

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

May 15, 2006

                                            JANEL WORLD TRADE, LTD.

                                            By: /s/ James N. Jannello
                                               ---------------------------------
                                               James N. Jannello
                                               Chief Executive Officer