Form 10-Q
period 2006-06-30
JANEL WORLD TRADE LTD
filed 2006-08-16
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-60608

JANEL WORLD TRADE, LTD.
(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State of incorporation)	(I.R.S. Employer Identification Number)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

  (718) 527-3800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,043,000

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(a) Janel’s unaudited, interim financial statements for its third fiscal quarter (the three and nine months ended June 30, 2006) have been set forth below. Management’s discussion and analysis of the company’s financial condition and the results of operations for the third quarter will be found at Item 2, following the financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2006 (Unaudited)	SEPTEMBER 30, 2005 (Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$983,556	$793,238
Accounts receivable, net of allowance for doubtful
accounts of $23,850 at June 30, 2006 and
$26,067 at September 30, 2005	5,138,147	5,334,314
Marketable securities	57,617	55,742
Loans receivable - officers	148,694	146,192
- other	37,470	33,835
Prepaid expenses and sundry current assets	117,444	76,120
Deferred compensation	113,090	-
TOTAL CURRENT ASSETS	6,596,018	6,439,441

PROPERTY AND EQUIPMENT, NET	202,227	242,270

SECURITY DEPOSITS	49,418	49,418

TOTAL ASSETS	$6,847,663	$6,731,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,965,173	$3,192,944
Accrued expenses and taxes payable	66,625	196,861
Current portion of long-term debt	8,692	8,393
TOTAL CURRENT LIABILITIES	3,040,490	3,398,198

OTHER LIABILITIES:
Long-term debt	7,284	13,572
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	85,852	92,140

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value
225,000,000 shares authorized
17,043,000 and 16,843,000 shares issued and outstanding
at June 30, 2006 and September 30, 2005, respectively	17,043	16,843
Additional paid-in capital	953,163	501,003
Retained earnings	2,751,115	2,722,945
TOTAL STOCKHOLDERS’ EQUITY	3,721,321	3,240,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,847,663	$6,731,129

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	NINE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2006	2005	2006	2005

REVENUE	$57,107,454	$49,920,029	$19,534,537	$19,946,342

COSTS AND EXPENSES:
Forwarding expenses	51,140,538	44,716,595	17,380,945	18,012,055
Selling, general and administrative	5,477,730	4,852,794	1,852,574	1,665,201
Stock based compensation	339,270	-	113,090	-
TOTAL COSTS AND EXPENSES	56,957,538	49,569,389	19,346,609	19,677,256

INCOME FROM OPERATIONS	149,916	350,640	187,928	269,086

OTHER ITEMS:
Interest and dividend income	16,617	11,847	9,769	2,878
Interest expense	(918)	(21,059)	(261)	(1,183)

TOTAL OTHER ITEMS	15,699	(9,212)	9,508	1,695

INCOME BEFORE INCOME TAXES	165,615	341,428	197,436	270,781

Income taxes	137,004	147,000	97,290	116,600

NET INCOME	$28,611	$194,428	$100,146	$154,181

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain (loss) from available
for sale securities	$441	$6,268	$(3,120)	$1,831
Basic earnings per share	$.00169	$.01154	$.00588	$.00915
Fully diluted earnings per share	$.00167	$.01154	$.00574	$.00915
Weighted number of shares outstanding	16,925,784	16,843,000	17,043,000	16,843,000
Fully diluted number of shares outstanding	17,091,352	16,843,000	17,443,000	16,843,000

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$28,611	$194,428
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	78,989	64,859
Stock issued in lieu of compensation	452,360	-
Changes in operating assets and liabilities:
Accounts receivable	196,167	120,745
Prepaid expenses and sundry current assets	(41,324)	(35,216)
Security deposits	-	110
Accounts payable and accrued expenses	(358,007)	226,931
Deferred compensation	(113,090)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	243,706	571,857

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(38,946)	(194,265)
Purchase of marketable securities	(2,316)	(1,736)
NET CASH USED IN INVESTING ACTIVITIES	(41,262)	(196,001)

FINANCING ACTIVITIES:
Increase in loans receivable	(6,137)	(11,061)
Repayment of long-term debt, net	(5,989)	(6,294)
Repayment of (increase in ) bank borrowings	-	(800,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,126)	(817,355)

INCREASE (DECREASE) IN CASH	190,318	(441,499)

CASH - BEGINNING OF PERIOD	793,238	1,287,507

CASH - END OF PERIOD	$983,556	$846,008

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest	$918	$21,059
Income taxes	$241,653	$229,694
Non-cash investing activities:
Unrealized gain on marketable securities	$441	$6,268

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)

1	BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company=s Form 10-K as filed with the Securities and Exchange Commission on or about January 12, 2006.

2	UNREGISTERED SALE OF EQUITY SECURITIES

On March 10, 2006, Janel World Trade, Ltd. (“Janel”) signed a Financial Public & Investor Relations Agreement with Strategic Growth International, Inc. (“SGI”) with respect to the provision of consulting services with regard to financial and investor relations for a term beginning October 3, 2005 and ending October 2, 2006.

Janel agreed to pay SGI compensation consisting of a $6,000 per month retainer fee, the issuance of 200,000 unregistered shares of Janel’s $.001 par value common stock valued at $1.02 per share, and a warrant to purchase 400,000 shares of Janel common stock exercisable from February 1, 2007 to October 2, 2010 at an exercise price of $1.02 per share (the fair market value of the shares on the date of issuance). The 200,000 Janel shares have limited registration rights, and are subject to a lock-up agreement. The 400,000 Janel shares issuable upon exercise of the warrants are subject to antidilution provisions and also have registration rights.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the company’s reverse merger transaction; Janel’s plans to reduce costs (including the scope, timing, impact and effects thereof); potential annualized cost savings; plans for direct entry into the trucking and warehouse distribution business (including the scope, timing, impact and effects thereof); the company's ability to improve its cost structure; plans for opening additional domestic and foreign branch offices (including the scope, timing, impact and effects thereof); the sensitivity of demand for the company's services to domestic and global economic and political conditions; expected growth; future operating expenses; future margins; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company's ability to manage and continue its growth and implement its business strategy; the company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company's future financial and operating results, cash needs and demand for its services; and the company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel’s Annual Report on Form 10-K filed with the SEC on January 11, 2006. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

The following discussion and analysis addresses the results of operations for the three months ended June 30, 2006, as compared to the results of operations for the three months ended June 30, 2005, and for the nine months ended June 30, 2006, as compared to the nine months ended June 30, 2005. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Revenue for the third quarter of fiscal 2006 was $19,534,537, as compared to $19,946,342 for the same period of fiscal 2005, a year-over-year decrease of $411,805, or 2.1%. The lower level of revenue resulted principally from a marginally decreased level of overall shipping activity by existing customers.

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

For the third quarter of fiscal 2006, forwarding expense decreased by $631,110, or 3.5%, to $17,380,945, as compared to $18,012,055 for the third quarter of fiscal 2005. The percentage decrease in forwarding expense slightly exceeded the percentage decrease in revenue year-over-year, yielding a favorable decline of 1.3 percentage points in the measure of forwarding expense as a percentage of revenue to 89.0% in the third quarter of fiscal 2006, from 90.3% for the third fiscal quarter of 2005. The more favorable percentage is principally the result of both a slightly higher proportion of ocean freight shipments in the third quarter of fiscal 2006, as compared to the comparable prior-year period as well as slightly higher margins earned on ocean freight in the 2006 quarter as compared to 2005.

Selling, General and Administrative Expense. Selling, general and administrative expense in third quarter of fiscal 2006 increased by $187,373 (11.3%) to $1,852,574 as compared to $1,665,201 in the third quarter of fiscal 2005. The year-over-year dollar increase in SG&A resulted from general year-over-year increases in accounting, legal and investor relations expenses, and an aggregate increase in the number of administrative-related personnel on the payroll in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. SG&A as a percentage of revenue increased by 113 basis points from 8.35% in the third quarter of fiscal 2005, to 9.48% in the third quarter of fiscal 2006.

Income Before Taxes. Janel’s results for the third quarter of fiscal 2006 declined from an income before taxes of $270,781 in the third quarter of fiscal 2005 to an income before taxes of $197,436 in the third quarter of fiscal 2006. The principal reasons for the decline in income before taxes were the inclusion of stock-based compensation paid for investor relations services in the amount of $113,090 (see Note 2 to financial statements), combined with the operational dollar increase in SG&A expense.

Income Taxes. The effective income tax rate in both the 2006 and 2005 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Net income for the third quarter of fiscal 2006 was $100,146, or $0.00574 per diluted share, as compared to net income of $154,181, or $0.00915 per diluted share, in the third quarter of fiscal 2005.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Revenue. Revenue for the nine months ended June 30, 2006 was $57,107,454, as compared to $49,920,029 for the same period of fiscal 2005, a year-over-year increase of $7,187,425, or 14.4%. The higher level of revenue resulted primarily from a general year-over-year increase in the level of shipping activity by existing customers.

Forwarding Expense. For the nine months ended June 30, 2006, forwarding expense was $51,140,538, as compared to $44,716,595 for the same period of fiscal 2005, a year-over-year increase of $6,423,943, or 14.4%. The percentage increase equaled the increase in revenue for the nine months ended June 30, 2006 as compared to 2005, resulting in forwarding expense as a percentage of revenue remaining the same during the two periods at 89.6%.

Selling, General and Administrative Expense. For the nine-month periods ended June 30, 2006 and 2005, selling, general and administrative expenses were $5,477,730 and $4,852,794, respectively. This represents a year-over-year increase of $624,936, or 12.9%. The year-over-year dollar increase in SG&A resulted from higher commissions payable on the increased level of revenue year-over-year, a general increase in accounting, legal and investor relations expenses, and the hiring of several additional administrative-related personnel and their related expenses in the first nine months of fiscal 2006 as compared to the same period of fiscal 2005. Despite the dollar increase, SG&A as a percentage of revenue decreased by 13 basis points from 9.72% in the first nine months of 2005 to 9.59% in the first nine months of 2006.

Income Before Taxes. Janel reported income before taxes of $165,615 for the nine months ended June 30, 2006 as compared to income before taxes of $341,428 for the nine months ended June 30, 2005, a decline of $175,813, or 51.5%, year-over-year. The level of stock-based compensation expense included in the first nine months of fiscal 2006 ($339,270) accounted for substantially more than the total year-over-year dollar decline in income from operations and pretax profitability.

Income Taxes. The effective income tax rate in both the 2006 and 2005 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Janel reported net income for the nine months ended June 30, 2006 of $28,611, or $0.00167 per diluted share, down $165,817 as compared to net income of $194,428, or $0.01154 per diluted share, for the nine months ended June 30, 2005.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the nine months ended June 30, 2006, Janel’s net working capital (current assets minus current liabilities) increased by approximately $514,000, reflecting increases in cash and deferred compensation of approximately $190,000 and $113,000, respectively, plus a net positive swing of approximately $203,000 in accounts receivable and prepaid expenses as compared to accounts payable and accrued expenses. Janel’s past cash flow performance is generally indicative of future cash flow performance.
.
In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because cash flow had become adequate for financing its receivables, and because it obtained a reduced interest rate. At June 30, 2006, Janel had $1,500,000 of available borrowing under its line of credit, bearing interest at prime less one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company.

Management believes that anticipated cash flow, and the cash availability under its existing line of credit are sufficient to meet its current working capital and operating needs. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as discussed below under “Current Outlook.” To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional financing estimated at up to $10,000,000. There is no assurance that such additional capital as necessary to execute the company’s business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

Current Outlook

Janel is primarily engaged in the business of providing full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. Its results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel’s various current and prospective customers.

Historically, the company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces.

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the nine months ended June 30, 2006, and its current expectations for the remainder of fiscal 2006, Janel currently projects that revenue for its fiscal year ending September 30, 2006, exclusive of any potential acquisition activity or other extraordinary events, will increase by approximately 3-5% over the approximately $73.5 million reported in fiscal 2005.

Janel is continuing to implement its business plan and strategy to increase revenue and profitability through its fiscal year ending September 30, 2006 and beyond. The company’s strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; increase profit margins by avoiding low-margin business; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its efforts to reduce current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

Certain elements of the company’s growth strategy, principally proposals for acquisition, are contingent upon the availability of adequate financing at terms acceptable to the company. The company is continuing in its efforts to secure long-term financing, but has to date been unable to complete any such financing transactions at terms it deems acceptable, and cannot presently anticipate when or if financing on acceptable terms will become available. Therefore, the implementation of significant aspects of the company’s strategic growth plan may be deferred beyond the originally anticipated timing.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Management believes that the nature of the Company’s business is such that there are few, if any, complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

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

Customers will frequently request an all-inclusive rate for a set of services that is known in the industry as “door-to-door services.” In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of services when provided under an all inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

Estimates

While judgments and estimates are a necessary component of any system of accounting, the company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the company’s consolidated statements of income:

a.	accounts receivable valuation;
b.	the useful lives of long-term assets;
c.	the accrual of costs related to ancillary services the company provides; and
d.	accrual of tax expense on an interim basis.

Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application. Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the company’s transactions. While the use of estimates means that actual future results may be different from those contemplated by the estimates, the company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the third fiscal quarter ended June 30, 2006.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits And Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b) Reports on Form 8-K. The company did not file any reports on Form 8-K during the third fiscal quarter ended June, 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2006

JANEL WORLD TRADE, LTD.

By: /s/ James N. Jannello
James N. Jannello
Chief Executive Officer