Form 10-K
period 2006-09-30
JANEL WORLD TRADE LTD
filed 2006-12-29
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:

Commission File No. 333-60608

JANEL WORLD TRADE, LTD.
(Name of small business issuer in its charter)

Nevada	86-1005291
(State of other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(718) 527-3800

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act . Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non Accelerated filer ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,317,545 (last sale as of 3/31/06).

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: 17,043,000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to securities holders for fiscal year ended December 31, 1980).

None.

PART 1

Item 1. Description of Business.

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

In addition to its traditional freight forwarding and customs brokerage activities, Janel offers various related, value-added logistics services, such as freight consolidation, insurance, a direct client computer access interface, logistics planning, landed-cost calculations, in-house computer tracking, product repackaging, online shipment tracking and electronic billing. The value-added services and systems are intended to help its customers streamline operations, reduce inventories, increase the speed and reliability of worldwide deliveries and improve the overall management and efficiency of the customer’s supply-chain activities.

Janel conducts its business through a network of company-operated facilities and independent agent relationships in most trading countries. During fiscal 2006 (Janel’s fiscal year ends September 30), the company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $77.2 million in fiscal 2006, $73.5 million in fiscal 2005 and $69.9 million in 2004. In fiscal 2006, approximately 70% of revenue related to import activities (unchanged from 2005), 5% to export, 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking (unchanged from 2005). By market, the company’s revenue in fiscal 2006 derived from four principal industries: consumer wearing apparel/textiles - approximately 35% (unchanged from 2005); machines/machine parts - approximately 10% (unchanged from 2005); household appliances - approximately 20% (unchanged from 2005); and sporting goods and accessories - approximately 10% (unchanged from 2005).

 History

Janel commenced business in 1974 as Janel International Forwarding Company, Inc., a New York corporation. In 1976, the “Janel Group” was established in New York City as a company primarily focused on quality import customs brokerage and related transportation services. Janel’s initial customer base consisted of importers and exporters of machines and machine parts, principally through what was then West Germany. Shortly thereafter, the company began expanding its business scope into project transportation and high-value general cargo forwarding. In 1979, Janel expanded to the Midwest and West Coast, opening branches in Chicago and Los Angeles, respectively. Additional locations were opened in Atlanta (1995) and Miami (franchise agent) (1997). In 1980, C and N Corp. was organized as a Delaware corporation to be the corporate parent of the various Janel Group operating subsidiaries.

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

In 2000, Janel opened the office in Shanghai, China, followed by the opening of the Hong Kong office in 2001 and the opening of an office in Shenzhen, China in 2003.

In June and July 2002, the corporate parent, C and N Corp., entered into and completed a reverse merger transaction with Wine Systems Design, Inc. in which it formally changed its state of incorporation from Delaware to Nevada, changed its corporate name to Janel World Trade, Ltd. and became a public company traded on the Nasdaq Bulletin Board under the symbol “JLWT.”

The company operates out of five leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Elk Grove Village (Chicago, Illinois); Forest Park (Atlanta, Georgia); and Inglewood (Los Angeles, California). Each Janel office is managed independently, with each manager having over 20 years experience with the company. Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the company’s network. Janel’s President, Stephen P. Cesarski, and its Executive Vice President, James N. Jannello, each personally own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. Janel Miami (Florida) and Janel Bangkok (Thailand) operate only as franchises under the Janel name, but are not otherwise affiliated with the company’s corporate network. Mr. Jannello, Janel’s Executive Vice President, owns 50% of the Janel Miami office.

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

As a result of its consolidation of customer shipments and its ongoing volume relationships with numerous carriers, a freight forwarder is usually able to obtain lower rates from such carriers than its customers could obtain directly. Accordingly, a forwarder is generally able to offer its customers a lower rate than would otherwise be available directly to the customer, providing the forwarder with its profit opportunity as an intermediary between the carrier and end-customer. The forwarder’s gross profit is represented by the difference between the rate it is charged by the carrier and the rate it, in turn, charges its customer.

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

Janel has over 28 years of experience clearing a wide range of goods through U.S. Customs, from automobiles to heavy machinery to textiles. The company currently has seven fully licensed customs house brokers on staff. Janel is fully certified with U.S. Customs for both ABI and AES transmissions. The company has established an active “correspondent Customs House Broker Network” of individuals specially chosen for their ability to service customers throughout those locations in the United States where Janel does not have its own branch office. In addition, the company regularly works with a group of proven independent attorneys, whose specialization in transportation, U.S. Customs law and classifications has resulted in substantial savings to customers.

Other Logistics Services

In addition to providing air, ocean and land freight forwarding and customs brokerage services, Janel provides its import and export customers with an array of fully integrated global logistics services. These logistics services include warehousing and distribution services, door-to-door freight pickup and delivery, cargo consolidation and de-consolidation, project cargo management, insurance, direct client computer access interface, logistics planning, landed-cost calculations, duty-drawback (recovery of previously paid duties when goods are re-exported), in-house computer tracking, product repackaging, domestic pickup and forwarding, “hazmat” certifications for hazardous cargoes, letters of credit, language translation services, online shipment tracking and electronic billing.

Information Systems

In May 2000, Janel upgraded its information system hardware to an IBM AS 400 system that is utilized by all of its offices in the United States. The company’s information technology capabilities also include DCS/HBU Logistics software, a T-1 online national network and a nationwide in-house e-mail network. These systems enable Janel to perform in-house computer tracking and to offer customers landed-cost calculations and online Internet information availability via the company’s websites relative to the tracking and tracing of customer shipments.

 Customers, Sales and Marketing

While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2006, the company shipped goods and provided logistics services for approximately 1,000 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the company’s franchise or agent relationships. The company’s six largest accounts in fiscal 2006 were: H.H. Brown Shoe Company (which accounts for approximately 10.85% of revenue), The Conair Corporation, Leisure Merchandise, Modell’s Sporting Goods, and The Selmer Company,

James N. Jannello and Stephen P. Cesarski are principally responsible for the marketing of the company’s services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

Employees

As of September 30, 2006, Janel employed 64 people; 34 in its Jamaica, New York headquarters and Lynbrook, New York back office; 8 in Elk Grove Village, Illinois; 7 in Forest Park, Georgia; and 15 in Inglewood, California. Approximately 47 of the company’s employees are engaged principally in operations, 11 in finance and administration and 6 in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

To retain the services of highly qualified, experienced and motivated employees, Janel management emphasizes an incentive compensation program and adopted a stock option plan in December 2002.

Competition

Competition within the freight forwarding industry is intense, characterized by low economic barriers to entry resulting in a large number of highly fragmented participants around the world. Janel competes for customers on the basis of its services and capabilities against other providers ranging from multinational, multi-billion dollar firms with hundreds of offices worldwide to regional and local freight forwarders to “mom-and-pop” businesses with only one or a few customers.

Currency Risks

The nature of Janel’s operations requires it to deal with currencies other than the U.S. Dollar. This results in the company being exposed to the inherent risks of international currency markets and governmental interference. A number of countries where Janel maintains offices or agent relationships have currency control regulations that influence its ability to hedge foreign currency exposure. The company tries to compensate for these exposures by accelerating international currency settlements among those offices or agents.

Seasonality

Historically, Janel’s quarterly operating results have been subject to seasonal trends. The fiscal first quarter has traditionally been the weakest and the fiscal third and fourth quarters have traditionally been the strongest. This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and other similar and subtle forces. This historical seasonality has also been influenced by the growth and diversification of Janel’s international network and service offerings. The company cannot accurately forecast many of these factors, nor can it estimate the relative impact of any particular factor and, as a result, there is no assurance that historical patterns will continue in the future.

A significant portion of Janel’s revenues are derived from customers in industries with shipping patterns closely tied to consumer demand and from customers with shipping patterns dependent upon just-in-time production schedules. Therefore, the timing of Janel’s revenues are, to a large degree, affected by factors beyond the company’s control, such as shifting consumer demand for retail goods and manufacturing production delays. Many of Janel’s customers may ship a significant portion of their goods at or near the end of a quarter and the company may not learn of a resulting shortfall in revenue until late in a quarter.

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

Regulation

With respect to Janel’s activities in the air transportation industry in the United States, it is subject to regulation by the Department of Transportation as an indirect air carrier. The company’s overseas offices and agents are licensed as freight forwarders in their respective countries of operation. Janel is licensed in each of its offices as a freight forwarder by the International Air Transport Association. IATA is a voluntary association of airlines which prescribes certain operating procedures for freight forwarders acting as agents of its members. The majority of the company’s freight forwarding businesses is conducted with airlines that are IATA members.

Janel is licensed as a customs broker by the Department of Homeland Security Customs and Border Service. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by the Customs Service. In other jurisdictions in which Janel performs clearance services, it is licensed by the appropriate governmental authority.

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

Cargo Liability

When acting as an airfreight consolidator, Janel assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value ($9.07 per pound unless the customer declares a higher value and pays a surcharge), excepted for loss or damages caused by willful misconduct in the absence of an appropriate airway bill. The airline that the company utilizes to make the actual shipment is generally liable to Janel in the same manner and to the same extent. When acting solely as the agent of an airline or shipper, Janel does not assume any contractual liability for loss or damage to shipments tendered to the airline.

When acting as an ocean freight consolidator, Janel assumes a carrier’s liability for lost or damaged shipments. This liability is strictly limited by contract to the lower of a transaction value or the released value ($500 for package or customary freight unit unless the customer declares a higher value and pays a surcharge). The steamship line which Janel utilizes to make the actual shipment is generally liable to the company in the same manner and to the same extent. In its ocean freight forwarding and customs clearance operations, Janel does not assume cargo liability.

When providing warehouse and distribution services, Janel limits its legal liability by contract to an amount generally equal to the lower of fair value or $.50 per pound with a maximum of $50 per “lot,” defined as the smallest unit that the warehouse is required to track. Upon payment of a surcharge for warehouse and distribution services, Janel would assume additional liability.

The company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. Janel also maintains insurance coverage for the property of others stored in company warehouse facilities.

Item 1A.	Risk Factors

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

5. The Terrorist Attacks on September 11, 2001, and their Aftermath, Have Created Economic, Political and Regulatory Uncertainties, Some of Which May Materially Harm Our Business and Prospects and Our Ability to Conduct Business in the Ordinary Course.

The terrorist attacks that took place in the United States on September 11, 2001, have adversely affected many businesses, including our business. The national and global responses to these terrorist attacks, which are varied and unpredictable, may materially adversely affect us in ways we cannot currently predict. Some of the possible future effects include reduced business activity by our customers, increased shipping costs, changes in security measures or regulatory requirements for air and other travel and reductions in available commercial flights that may make it more difficult for us to arrange for the transport of our customers’ freight and increased credit and business risk for customers in industries that were severely affected by the attacks.

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

7. We May Lose Business to Competitors.

Competition within the freight industry is intense. We compete in North America primarily with fully integrated carriers, including much larger and well-financed national companies and smaller freight forwarders. Internationally, we compete primarily with the major European-based freight forwarders. We expect to encounter continued competition from those forwarders that have a predominantly international focus and have established international networks, including those based in the United States and Europe. We also expect to continue to encounter competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members’ shipments to obtain lower freight rates from carriers. As a customs broker and ocean freight forwarder, we encounter strong competition in every port in which we do business, often competing with large domestic and foreign firms as well as local and regional firms. Our inability to compete successfully in our industry could cause us to lose customers or lower the volume of our shipments.

8. Our Success Depends on the Efforts of Our Founders and Other Key Managers and Personnel.

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

9. Janel’s Officers and Directors Control the Company.

The officers and directors of the company control the vote of approximately 71% of the outstanding shares of common stock. The company’s stock option plan provides 1,600,000 shares of common stock regarding which options may be granted to key employees of the company. As a result, the officers and directors of the company control the election of the company’s directors and will have the ability to control the affairs of the company. Furthermore, they will, by virtue of their control of a large majority of the voting shares, have controlling influence over, among other things, the ability to amend the company’s Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the company, including the acceptance or rejection of any proposals relating to a merger of the company or an acquisition of the company by another entity.

10. Failure to Comply with Governmental Permit and Licensing Requirements Could Result in Fines or Revocation of Our Operating Authorities, and Changes in These Requirements Could Adversely Affect Us.

Our operations are subject to various state, local, federal and foreign regulations that in many instances require permits and licenses. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating authorities. Moreover, government deregulation efforts, “modernization” of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect us.

11. Our Stock Price Is Subject to Volatility.

Our common stock trades on the OTC Bulletin Board under the symbol “JLWT.” The market price of our common stock has been subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

12. We Have No Assurance of a Continued Public Trading Market.

Janel’s common stock is quoted in the over-the-counter market on the OTC Bulletin Board and is subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. As a result, characterization as a “penny stock” can adversely affect the market liquidity for the securities.

13. We Have No History of Paying Dividends.

Janel has not paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Janel leases all of its office facilities. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2010, and an annual base rent of $132,300 through January 31, 2005, and $145,500 thereafter. Its administrative office in Lynbrook, New York is approximately 1,318 square feet and is occupied under a lease which expires February 28, 2008, with an annual rent of $35,000 for 2005, which increases to $38,000 in the last year of the lease. Janel’s Illinois office occupies approximately 2,063 square feet with an additional 800 square feet of warehouse space under a lease which expires November 30, 2009, with an annual rent of $38,478 until December 1, 2007, when the rent increases to $40,536 for the remainder of the lease term. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires in August 31, 2009 with an annual rent of $29,190, which increases to $30,066 on September 1, 2007 and to $30,968 on September 1, 2008. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires in June 2007 with an annual rent of $61,380. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

Item 3.	Legal Proceedings.

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no submission of matters to a vote of security holders during the company’s fiscal year ended September 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Security Securities.

The company’s common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid prices for the company’s common stock as reported on the OTC Bulletin Board for the periods indicated. Quotations do not necessarily represent actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal 2006	High Bid	Low Bid
First Quarter	$1.12	$0.61
Second Quarter	$1.30	$0.87
Third Quarter	$1.20	$0.65
Fourth Quarter	$0.80	$0.41

Fiscal 2005	High Bid	Low Bid
First Quarter	$.63	$.31
Second Quarter	$.57	$.38
Third Quarter	$.50	$.27
Fourth Quarter	$.85	$.27

At December 7, 2006, the company had 45 holders of record and approximately 550 beneficial holders of its shares of common stock. On December 27, 2006, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $0.42 per share.

Securities which were issued or sold by the Registrant within the past three years and which were not registered under the Securities Act of 1933 (the “Securities Act”), are as follows:

On March 13, 2006, Janel authorized the issuance to Strategic Growth International, Inc. (“SGI”) of 180,000 unregistered shares of Janel’s $.001 par value common stock, 18,000 shares to Karl Birkenfeld, and 2,000 shares to Westcap Securities, Inc. The shares were valued at $1.02 per share. SGI was also issued a warrant to purchase up to 400,000 shares of Janel common stock exercisable from February 1, 2007 to October 2, 2010 at an exercise price of $1.02 per share. The 200,000 Janel shares issued to SGI and its associates are subject to a lock-up agreement. The 400,000 Janel shares issuable upon exercise of the warrants are subject to antidilution provisions and also have limited registration rights. The shares and warrants were issued as part of the compensation due to SGI pursuant to an agreement with respect to the provision of consulting services with regard to financial and investor relations for a term which began October 3, 2005 and ended October 2, 2006. The lock-up provisions require the holders to refrain from selling, transferring, hypothecating or otherwise disposing of their Janel shares until February 1, 2007.

The registration rights of the 400,000 Janel shares issuable upon exercise of the warrant provide the holders with the right to have their shares included in the next securities registration statement (except for a registration statement on Forms S-4 or S-8) filed by Janel with the Securities and Exchange Commission during the entire term of the warrant.

The amount and terms of the issuance of the Janel shares and the warrant were determined by arms-length negotiation between the parties. There are no material relationships between Janel or its respective officers, directors, affiliates and principal shareholders, and the officers, directors, and affiliates of SGI.

Exemption from registration under the Securities Act is claimed for the sales of common stock referred to above in reliance upon the exemption afforded by Section 4(2) of the Securities Act for transactions not involving a public offering. Each certificate evidencing such shares of common stock bears an appropriate restrictive legend, and “stop transfer” orders are maintained on the company’s stock transfer records with respect to each of the holders of that common stock. None of the sales involved participation by an underwriter or a broker-dealer.

Item 6.	Selected Financial Data.

Year Ended September 30,

	2006	2005	2004	2003	2002

Freight Forwarding Revenues	$77,220,070	$73,484,334	$69,981,639	$56,916,276	$44,848,442

Net Income (Loss)	$56,995	$430,019	$264,355	$196,787	$(120,923)

Net Income (Loss) per common share	$0.0034	$0.0256	$0.0157	$0.0117	$(0.0079)

Total Assets	$6,743,091	$6,731,129	$7,030,489	$5,798,260	$4,726,296

Long-Term Obligations	$84,905	$92,140	$100,530	$78,568	$78,568

Cash Dividends Declared per common share	N/A	N/A	N/A	N/A	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the company’s reverse merger transaction; Janel’s plans to reduce costs (including the scope, timing, impact and effects thereof); potential annualized cost savings; plans for direct entry into the trucking and warehouse distribution business (including the scope, timing, impact and effects thereof); the company’s ability to improve its cost structure; plans for opening additional domestic and foreign branch offices (including the scope, timing, impact and effects thereof); the sensitivity of demand for the company’s services to domestic and global economic and political conditions; expected growth; future operating expenses; future margins; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Janel’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company’s ability to manage and continue its growth and implement its business strategy; the company’s dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company’s future financial and operating results, cash needs and demand for its services; and the company’s ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2006, as compared to the results of operations for the fiscal year ended September 30, 2005; the fiscal year ended September 30, 2005 as compared to the results of operations for the fiscal year ended September 30, 2004; and the results of operations for the fiscal year ended September 30, 2004, as compared to the results of operations for the fiscal year ended September 30, 2003. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

Janel operates its business as a single segment primarily comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Revenue. Total revenue for fiscal 2006 was a record $77,220,070, as compared to $73,484,334 for fiscal 2005, a year-over-year increase of $3,735,736, or 5.1%. The increase in revenue was primarily due to the general improvement in international trade during fiscal 2006 in all of the principal industry sectors served by the company, in particular, wearing apparel and finished garments, household electronics, and sporting goods and accessories. During fiscal 2006, the company increased its overall business activities with existing clients, and through the addition of new clients. Net revenue (revenue minus forwarding expenses) in fiscal 2006 was a record $8,052,822, an increase of $442,161, or 5.8%, as compared to $7,610,661 in fiscal 2005.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2006, forwarding expense increased by $3,293,575, or 5.0%, to $69,167,248, as compared to $65,873,673 for fiscal year 2005. The company’s export business is conducted predominantly by ocean freight. Customer improvements in supply-chain management and inventory planning have reduced the frequency of time-critical shipments which require airfreight. These factors have resulted in the increased use of lower-cost ocean freight. As a general rule, ocean freight costs less than airfreight, and is marked up at a lower percentage than are shipments via airfreight, i.e., forwarding expense as a percentage of revenue is generally higher (and the company earns less) for ocean freight than for airfreight.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $520,470, or 7.7%, to $7,299,039 in fiscal 2006, as compared to $6,778,569 in fiscal 2005. As a percentage of revenue, SG&A expense in fiscal 2006 was 9.45% as compared to 9.22% as a percentage of revenue in fiscal 2005. The year-over-year dollar increase in SG&A resulted from a general increase in most categories of SG&A expenses in fiscal 2006, including increased commissions on increased sales, as compared to fiscal 2005.

Income Before Taxes. Income before taxes in fiscal 2006 was $328,495, which represented a year-to-year decrease of $446,374, or 57.6%, as compared to income before taxes of $774,869 in fiscal 2005. The principal reason for the decline was the payment of stock-based compensation in fiscal 2006 in the amount of $452,360, which accounted for more than the total dollar decrease. No stock-based compensation was paid in fiscal 2005.

Income Taxes. The effective income tax rates in fiscal 2006 and fiscal 2005 are 83% and 44%, respectively. The increase of 39% is attributable to the non-deductible stock warrant issued as part of the stock based compensation. No deferred taxes have been provided in connection with the issuance of the warrant.

Net Income. For fiscal 2006, Janel reported record net income of $56,995, a decrease of $373,024, or 86.7%, as compared to the reported net income of $430,019 in fiscal 2005. Janel’s net profit margin (net income as a percent of net revenue) was 0.71% in fiscal 2006, a decline of 494 basis points as compared to 5.65% in fiscal 2005. The principal reason for the significant decline was the negative effect on net income resulting from the payment in fiscal 2006 of stock-based compensation in the amount of $452,360.

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

Forwarding Expense. For fiscal year 2005, forwarding expense increased by $2,832,496, or 4.5%, to $65,873,673 as compared to $63,041,177 for fiscal year 2004. The percentage increase in forwarding expense is less than the percentage increase in revenue because of the elimination of low-margin customer accounts. The company’s export business is conducted predominantly by ocean freight. Customer improvements in supply-chain management and inventory planning reduced the frequency of time-critical shipments which require airfreight. These factors resulted in the increased use of lower-cost ocean freight.

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

Net Income (Loss). For fiscal 2005, Janel reported record net income of $430,019, an increase of $165,664, or 62.7%, as compared to the reported net income of $264,355 in fiscal 2004. Janel’s net profit margin (net income as a percent of net revenue) was 5.65% in fiscal 2005, an improvement of 184 basis points as compared to 3.81% in fiscal 2004. The principal reason for the significant gain was the elimination of the low-margin customer accounts, increased business activity by new customer accounts and increased shipping activity by existing customers.

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

Forwarding Expense. For fiscal year 2004, forwarding expense increased by $12,440,878, or 24.6%, to $63,041,177 as compared to $50,600,299 for fiscal year 2003. Forwarding expense increased year-over-year at a slightly higher percentage than revenue because, in fiscal 2004, a somewhat higher proportion of the company’s total shipments utilized ocean freight, for which the company earns slightly lower margins than for air-freight.

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

Net Income (Loss). For fiscal 2004, Janel reported record net income of $264,355, an increase of $67,568, or 34.3%, as compared to the reported net income of $196,787 in fiscal 2003. Janel’s net profit margin (net income as a percent of net revenue) was 3.81% in fiscal 2004, an improvement of 69 basis points as compared to 3.12% in fiscal 2003.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the 12 months ended September 30, 2006, Janel’s net working capital (total current assets less total current liabilities) increased by $567,438, primarily as a result of a increase in cash and cash equivalents of $548,714.

At September 30, 2006, cash increased by $548,714 to $1,341,952 from $793,238 at September 30, 2005. For the 12 months ended September 30, 2006, Janel’s primary source of cash was the adjustment to net income of $452,360 representing the stock-based compensation expense as well as its net income of $56,995. The decrease in its accounts receivable of $524,990 was largely offset by a decrease in accounts payable of $478,858. During fiscal 2006, net cash was also used in investing activities represented by the acquisition of property and equipment in the amount of $43,478.

At September 30, 2005, cash decreased by $494,269 to $793,238 from $1,287,507 at September 30, 2004. For the 12 months ended September 30, 2005, Janel’s primary source of cash was its net income of $430,019. In operating activities, the company used cash primarily to finance an increase in its accounts receivable by $53,879, which was more than offset by an increase in accounts payable and accrued expenses of $71,152. During fiscal 2005, net cash was also used in investing activities represented by the acquisition of property and equipment in the amount of $227,320. For financing activities, Janel decreased cash by $808,390 primarily through the repayment in full of a bank note payable in the amount of $800,000.

In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit increased to $3,000,000. In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000 because its cash flow is adequate for financing its receivables, and it obtained a reduced interest rate. At September 30, 2006, Janel had $1,500,000 of available borrowing under its line of credit, bearing interest at prime less one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company. Management believes that anticipated cash flow before other items and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under “Current Outlook.” To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional capital funding estimated at up to $10,000,000 during that period. There is no assurance either that such additional capital as necessary to execute the company’s business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

Based upon the results for the fiscal year ended September 30, 2006, and its current operations, Janel conservatively projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2007 will grow by approximately 4% to approximately $80 million.

In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2007 and beyond through other avenues. The company’s strategy for growth includes plans to: open additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Assuming successful execution of substantial elements of these growth strategies, the company projects that gross revenue for fiscal 2007 will be greater than its gross revenue for fiscal 2006, and that profitability will be commensurately greater than Janel’s fiscal 2006 results, as well.

Contractual Obligations and Commitments

The following table presents, as of September 30, 2006, the company’s significant fixed and determinable contractual obligations, by payment date. Further discussion of the nature of the obligations is included in Notes 7 and 11 to the Consolidated Financial Statements:

	Years Ended September 30,
	2007	2008	2009	2010	2011

Long term debt due as follows (1):	$7,244	$3,795	$2,542

Operating lease obligations (2)	$290,000	$232,000	$214,400	$55,000
________________
(1) Represents principal payments only.

(2) Leases represent future minimum lease payments under non-cancellable operating leases (primarily the rental of premises). In accordance with accounting principles generally accepted in the United States, the company’s operating leases are not recorded in its balance sheet.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this Item 8 are included in the company’s Consolidated Financial Statements listed in Item 15(a) of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Registrant are as follows:

Name	Age	Position
Stephen P. Cesarski	62	President, Chief Operating Officer and Director
James N. Jannello	62	Executive Vice President, Chief Executive Officer and Director
William J. Lally	53	Director
Noel J. Jannello	35	Vice President
Ruth Werra	65	Secretary
Linda Bieler	45	Controller and Chief Financial and Accounting Officer

Stephen P. Cesarski has been the President and a director of Janel since 1978. Mr. Cesarski is the Chief Operating Officer and is principally engaged in sales and marketing and also manages the export side of the company’s business.

James N. Jannello is the Executive Vice President and a director, and has been the Chief Executive Officer of Janel since it was founded in 1974. Mr. Jannello’s principal function is the overseeing of all of the company’s operations, management of the import side of the business and the setting of billing rates and charges, and the maintenance of relationships with overseas agents worldwide. Mr. Jannello is a licensed Customs House Broker.

William J. Lally was initially employed by Janel in New York City in 1975 and moved to Chicago, Illinois in 1979, where he is the President of the Janel Group of Illinois, Inc. Mr. Lally became a director of the company in July 2002.

Noel J. Jannello was initially employed by Janel in 1995, and has been Vice President and operations executive since 2003. His principal function is the overseeing of the company's U.S. operations. Mr. Janello is a graduate of Bradley University (B.A., Advertising & Marketing, 1993), and is the son of James N. Jannello.

Ruth Werra has been the Secretary of Janel since 1994 and has been employed by the company since 1975. She is the office manager of the New York executive office and oversees the maintenance of Janel’s corporate records. Mrs. Werra also oversees the entry and clearance of all personal effects shipments handled by the New York office.

Linda Bieler has been the Controller of Janel since 1994. She is the Chief Financial and Accounting Officer and oversees accounting operations for all branches, and manages its information systems and generation of its reports.

Directors hold office until the next annual meeting of shareholders and thereafter until their successors have been duly elected and qualified. The executive officers are elected by the Board of Directors on an annual basis and serve under the direction of the board. Executive officers devote all of their business time to the company’s affairs.

Janel’s Board of Directors does not yet include any “independent” directors, and the company does not have any standing Audit, Compensation or Nominating Committees. The Board of Directors met three times during fiscal 2006.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2006, 2005 and 2004, the cash compensation paid by the company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the company in all capacities in which they served.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards, Restricted Stock Awards ($)	Securities Under-lying Options /SARs	Payouts, LTIP Payouts (#)	All Other Compensation ($)
Stephen P. Cesarski (1) President and Chief Operating Officer	2004 2005 2006	161,689 172,089 179,889	14,630 0	48,656(1) 52,268(1) 47,680(1)
James N. Jannello (2) Executive Vice President and Chief Executive Officer	2004 2005 2006	166,780 178,840 187,475	14,630 0	49,750(2) 48,910(2) 52,318(2)
Noel J. Jannello (3) Vice President	2004 2005 2006	132,873 143,851 164,460		24,242(3) 15,693(3) 17,510(3)
William J. Lally (4) Director	2004 2005 2006	108,382 109,382 117,949	20,000 10,000	13,112(4) 13,715(4) 13,153(4)

(1)
Includes $15,259, $15,755 and $12,821 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2006, 2005 and 2004, respectively, $30,248, $34,437 and $33,889 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2006, 2005 and 2004, respectively, and $2,173, $2,076 and $1,946 of 401K paid on behalf of such individual for each of the fiscal years ended 2006, 2005 and 2004, respectively.

(2)
Includes $13,366, $12,435 and $10,132 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2006, 2005 and 2004, respectively, $36,714, $34,334 and $37,623 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2006, 2005 and 2004, respectively, and $2,238, $2,141 and $1,995 of 401K paid on behalf of such individual for each of the fiscal years ended 2006, 2005 and 2004, respectively.

(3)
Includes $5,995, $5,172 and $10,132 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2006, 2005 and 2004, respectively, $10,025, $9,210 and $12,937 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2006, 2005 and 2004, respectively, and $1,487, $1,311 and $1,173 of 401K paid on behalf of such individual for each fiscal years ended 2006, 2005 and 2004, respectively. Noel J. Jannello is the son of James N. Janello.

(4)
Includes $13,153, $13,715 and $13,112 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2006, 2005 and 2004, respectively

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding shares of common stock beneficially owned as of December 29, 2006, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock, (ii) each of the company’s directors and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Stock Outstanding (1)
Stephen P. Cesarski 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	32.27%
James N. Jannello 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	32.27%
William J. Lally 17 West 312th Deer Path Rd. Bensenville, IL 60106	1,000,000	5.87%
Noel J. Jannello 150-14 132nd Avenue Jamaica, NY 11434	25,000	*
Ruth Werra 150-14 132nd Avenue Jamaica, NY 11434	25,000	*
Linda Bieler 150-14 132nd Avenue Jamaica, NY 11434	25,000	*
All Officers and Directors as a Group (6 persons)	12,125,000	71.14%
__________________________
* Less than one percent (1%)
(1) All of these shares are owned of record.

Common Stock

Janel is authorized to issue up to 225,000,000 shares of common stock, $.001 par value each, of which 17,043,000 shares are currently issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares of common stock can elect all of the directors. The company’s principal officers, James N. Jannello and Stephen P. Cesarski, collectively own 64.54% of the issued and outstanding common stock and therefore can elect all of the directors. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the company, the owners of common stock are entitled to share all assets remaining available for distribution after the payment of liabilities and after provision has been made for each class stock, if any, having a preference over the common stock as such. The common stock has no conversion, preemptive or other subscription rights, and there are no redemption revisions applicable to the common stock.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan.

The company maintains an Internal Revenue Code Section 401(k) salary deferral savings and profit-sharing plan (the “Plan”) for all of its eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the Plan, the company may make matching contributions on behalf of the pre-tax contributions made up to a maximum of 25% of the participant’s first 5% of compensation contributed as Elective Deferrals in the year. All participants are fully vested in their accounts in the Plan with respect to their salary deferral contributions, and are vested in company matching contributions at the rate of 20% after three years of service, 40% after four years of service, 60% after five years of service, 80% after six years of service, with 100% vesting after seven years of service.

Stock Option Plan.

On December 12, 2002, Janel’s Board of Directors and majority of its shareholders approved and adopted the Janel World Trade, Ltd. Stock Option Incentive Plan (the “Option Plan”) providing for options to purchase up to 1,600,000 shares of common stock for issuance to valued employees and consultants of the company as an incentive for superior performance.

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

If a grantee’s employment by, or provision of services to, the company shall be terminated, the Board of Directors may, in its discretion, permit the exercise of stock options for a period not to exceed one year following such termination of employment with respect to incentive stock options and for a period not to extend beyond the expiration date with respect to non qualified options, except that no incentive stock option may be exercised after three months following the grantee’s termination of employment, unless due to death or permanent disability, in which case the option may be exercised for a period of up to one year following such termination.

Transfer Agent.

The company’s current transfer agent is Executive Registrar and Transfer Agency, Inc., 3615 South Huron Street, Suite 104, Englewood, CO 80110.
.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Stephen P. Cesarski, Janel’s President and Chief Operating Officer, and James N. Jannello, Janel’s Executive Vice President and Chief Executive Officer, each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. Mr. Jannello also owns 50% of Janel Miami (Florida), which is a franchisee using the Janel name, but in which the company has no equity or other direct economic interest.

As of the fiscal year end of September 30, 2006, James N. Jannello was indebted to the company in the aggregate sum of $139,357, and William J. Lally was indebted in the aggregate amount of $5,150. The officer loan to Mr. Jannello bears interest at 4% per annum. The officer loan to Mr. Lally is non-interest bearing. The officer loans are due on demand.

The transactions described above involve actual or potential conflicts of interest between Janel and its officers. To reduce the potential for conflicts of interest between the company and its officers and directors in the future, Janel’s policy will be not to enter into potential conflict-of-interest transactions with officers, directors or other affiliates unless the terms of such transactions are at least as favorable to Janel as those which would have been obtainable from an unaffiliated source. The company has no plans to enter into any additional transactions that involve actual or potential conflicts of interest between Janel and its officers or directors, and will not enter into any such transaction in the future without first obtaining an independent opinion with regard to fairness to Janel of the terms and conditions of any such transaction.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. for the annual audit were $25,000 and $25,000 for the fiscal years ended September 30, 2006 and 2005, respectively, and their fees for review of the interim financial statements were $15,000 and $10,500 for the fiscal years ended September 30, 2006 and 2005, respectively.

  Financial Information Systems Design and Implementation Fees

Paritz & Company, P.A. did not render any professional services to Janel World Trade, Ltd. for financial information systems design and implementation, as described in Paragraph  (c)(4)(ii) of Rule 2-01 of Regulation  S-X, during the fiscal years ended September 30, 2006 and 2005.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for all other services rendered to Janel World Trade, Ltd. during the fiscal years ended September 30, 2006 and 2005, other than audit services, were $3,700 in the fiscal year ended September 30, 2006 and $13,907 for the fiscal year ended September 30, 2005. These “other fees” were for services related to abandoned acquisitions and tax services ($5,000 in each of the two fiscal years).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as at September 30, 2006 and 2005

Consolidated Statement of Operations for the Years Ended September 30, 2006, 2005 and 2004

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004

Consolidated Statement of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(c) Exhibits.

2.	Agreement and Plan of Merger dated July 18, 2002 by and among Wine Systems Design, Inc., WSD Acquisition, Inc. and Janel World Transport, Ltd.**

2.1	Acquisition Agreement dated July 6, 2005 by and among Janel World Trade, Ltd., Freight Wings, Inc. and Harjinder P. Singh.**** (The transaction proposed in this document was subsequently cancelled.)

3 (i)	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) filed on August 31, 2000.*

3 (ii)	By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*

4.	Form of Series A Warrant Agreement dated March 10, 2006, and form of Series A Warrant.******

10.1	Janel Stock Option Incentive Plan adopted December 12, 2002.

10.2	Financial Public & Investor Relations Agreement signed March 10, 2006 by Janel World Trade, Ltd. and Strategic Growth International, Inc.******

23.1	Consent of Paritz & Company, P.A.

23.2	Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.***

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

99.1	January 11, 2006 Janel World Trade, Ltd. earnings release regarding the fiscal year and fourth quarter ended September 30, 2005.*****

99.1	August 17, 2006 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three and nine month periods ended June 30, 2006.*******

99.1	October 12, 2006 Janel World Trade, Ltd. press release regarding adoption of a stock buy back program.********

_________________________
*	Incorporated by reference to Exhibits filed as part of the Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.

**	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K report, filed July 18, 2002.

***	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K/A report, filed August 1, 2002.

****	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K/A report, filed July 12, 2005.

*****	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K report, filed January 12, 2006.

******	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K report, filed March 17, 2006.

*******	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K report, filed August 22, 2006.

********	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K report, filed October 16, 2006.

(d) Financial Statement Schedules.

Schedules are omitted because they are not applicable, are not required or because the information is included in the company’s Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JANEL WORLD TRADE, LTD.

December 29, 2006	By:	/s/ James N. Jannello
James N. Jannello, Executive Vice President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello	Executive Vice President, Chief	December 29, 2006
James N. Jannello	Executive Officer and Director

/s/ Stephen P. Cesarski	President, Chief Operating Officer	December 29, 2006
Stephen P. Cesarski	and Director

/s/ William J. Lally	Director	December 29, 2006
William J. Lally

/s/ Linda Bieler	Controller and Chief Financial and	December 29, 2006
Linda Bieler	Accounting Officer

/s/ Ruth Werra	Secretary	December 29, 2006
Ruth Werra

Paritz & Company, P.A.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM YEARS ENDED SEPTEMBER 30, 2006 AND 2005

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

/s/ Paritz & Company P.A.
Hackensack, New Jersey
December 7, 2006

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents ( Note 1)	$1,341,952	$793,238
Accounts receivable, net of allowance for
doubtful accounts of $28,350 in 2006 and $26,067 in 2005	4,809,324	5,334,314
Marketable securities (Note 3)	59,222	55,742
Loans receivable - officers (Note 4)	144,530	146,192
- other	33,868	33,835
Prepaid expenses and sundry current assets	126,678	76,120
TOTAL CURRENT ASSETS	6,515,574	6,439,441

Property and equipment, net (Note 5)	178,099	242,270

OTHER ASSETS:
Security deposits	49,418	49,418
TOTAL OTHER ASSETS	49,418	49,418

	$6,743,091	$6,731,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,714,086	$3,192,944
Accrued expenses and taxes payable	185,563	196,861
Current portion of long-term debt (Note 7)	7,244	8,393
TOTAL CURRENT LIABILITIES	2,906,893	3,398,198

OTHER LIABILITIES:
Long-term debt (Note 7)	6,337	13,572
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	84,905	92,140

STOCKHOLDERS’ EQUITY (Note 8)	3,751,293	3,240,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,743,091	$6,731,129

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004

REVENUES (Note 1)	$77,220,070	$73,484,334	$69,981,639

COSTS AND EXPENSES:
Forwarding expenses	69,167,248	65,873,673	63,041,177
Selling, general and administrative	7,299,039	6,778,569	6,323,606
Stock based compensation (Note 8)	452,360	-	-
TOTAL COSTS AND EXPENSES	76,918,647	72,652,242	69,364,783

INCOME BEFORE OTHER ITEMS	301,423	832,092	616,856

OTHER ITEMS:
Costs related to abandoned business
acquisitions (Note 2)	-	(50,098)	(119,160)
Interest and dividend income	28,212	14,494	14,636
Interest expense	(1,140)	(21,619)	(43,377)
TOTAL OTHER ITEMS	27,072	(57,223)	(147,901)

INCOME BEFORE INCOME TAXES	328,495	774,869	468,955

Income taxes (Note 9)	271,500	344,850	204,600

NET INCOME	$56,995	$430,019	$264,355

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain from available
for sale securities	$1,147	$7,859	$4,691
Basic and diluted earnings per share	$.0034	$.02553	$.01570
Fully diluted earnings per share	$.0033	$.02553	$.01570
Weighted number of shares outstanding	16,955,329	16,843,000	16,843,000
Fully diluted number of shares outstanding	17,179,986	16,843,000	16,843,000

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					ACCUMULATED
			ADDITIONAL		OTHER
	CAPITAL STOCK		PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE - SEPTEMBER 30, 2003	16,843,000	16,843	501,003	2,026,955	(10,934)	2,533,867
Net income	-	-	-	264,355	-	264,355
Other comprehensive gains:
Unrealized gains on available-for-sale
marketable securities	-	-	-	-	4,691	4,691

BALANCE - SEPTEMBER 30, 2004	16,843,000	$16,843	$501,003	$2,291,310	$(6,243)	$2,802,913

Net income	-	-	-	430,019	-	430,019
Other comprehensive gains:
Unrealized gains on available-for-sale
marketable securities	-	-	-	-	7,859	7,859

BALANCE - SEPTEMBER 30, 2005	16,843,000	16,843	501,003	2,721,329	1,616	3,240,791

Net income	-	-	-	56,995	-	56,995
Stock based compensation	200,000	200	452,160	-	-	452,360
Other comprehensive gains:
Unrealized gains on available-for-sale
marketable securities	-	-	-	-	1,147	1,147

BALANCE - SEPTEMBER 30, 2006	17,043,000	$17,043	$953,163	$2,778,324	$2,763	$3,751,293

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$56,995	$430,019	$264,355
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	107,649	96,866	63,375
Stock based compensation	452,360	-	-
Changes in operating assets and liabilities:
Accounts receivable	524,990	(53,879)	(972,613)
Prepaid expenses and sundry current assets	(50,558)	(8,596)	(9,680)
Security deposits	-	510	1,426
Accounts payable and accrued expenses	(490,156)	71,152	936,668
NET CASH PROVIDED BY OPERATING ACTIVITIES	601,280	536,072	283,531

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(43,478)	(227,320)	(72,261)
Purchase of marketable securities	(2,333)	(1,746)	(353)
NET CASH USED IN INVESTING ACTIVITIES	(45,811)	(229,066)	(72,614)

FINANCING ACTIVITIES:
Repayment of long-term debt, net	(8,384)	(8,390)	26,515
Repayment of bank borrowings	-	(800,000)	-
Collection (issuance) of loans receivable	1,629	7,115	(10,331)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,755)	(801,275)	16,184

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	548,714	(494,269)	227,101

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	793,238	1,287,507	1,060,406

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,341,952	$793,238	$1,287,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,140	$21,619	$43,377
Income taxes	$332,164	$286,994	$173,277

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

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

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Marketable securities

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of mutual funds which are stated at market value, with unrealized gains and losses on such securities reflected as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all securities are considered to be available for sale and are classified as current assets.

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

Customers will frequently request an all inclusive rate for a set of services, which is known in the industry as “door-to-door services”. In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of service when provided under an all inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables”.

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

Comprehensive income

Comprehensive income encompasses all changes in stockholders’ equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. As of September 30, 2006, accumulated other comprehensive income consists of unrealized gains on unrestricted available-for-sale marketable equity securities.

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

3  MARKETABLE SECURITIES

Marketable securities consist of the following:

	Cost	Unrealized Holding Gains	Fair Value
As of September 30, 2006:
Mutual Funds	$58,075	$1,147	$59,222

As of September 30, 2005:
Mutual Funds	$54,126	$1,616	$55,742

4  LOANS RECEIVABLE - OFFICERS

The loans receivable - officers bear interest at 4% per annum and are due on demand.

5  PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:
	September 30,
	2006	2005	Life

Furniture and fixtures	$74,102	$79,426	5-7 years
Computer equipment	407,822	517,697	5 years
	481,924	597,123
Less accumulated depreciation and
amortization	303,825	354,853
	$178,099	$242,270

6  NOTE PAYABLE - BANK

The Company has an available line of credit with a bank pursuant to which it may borrow up to $1,500,000. Advances under this facility bear interest at prime minus ½%. The availability of credit under this line at no time shall exceed the borrowing base for this line, which is calculated as 80% of eligible accounts receivable. In addition, all borrowings under this agreement are personally guaranteed by certain stockholders of the Company.

7  LONG-TERM DEBT

Long-term debt consists of various capitalized lease obligations payable in monthly installments of approximately $700 inclusive of interest at 5% to 11% per annum. These leases are collateralized by security interests in certain property and equipment.

8  STOCKHOLDERS’ EQUITY

Janel is authorized to issue 225,000,000 shares of common stock, par value $.001.

On March 10, 2006 the Company entered into a Financial Public & Investor Relations Agreement pursuant to which it agreed to pay a monthly fee of $6,000 through September 2006 plus issue 200,000 unregistered shares of the Company’s common stock valued at $1.02 per share and a warrant to purchase 400,000 shares of the Company’s common stock, exercisable from February 1, 2007 to October 2, 2010 at an exercise price of $1.02 per share, subject to antidilution.

9  INCOME TAXES

Income taxes consist of the following:

	Year Ended September 30,
	2006	2005	2004

Federal	$182,000	$234,600	$152,000
State and local	89,500	110,250	52,600
	$271,500	$344,850	$204,600

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

	Year Ended September 30,
	2006	2005	2004

Federal taxes at statutory rates	$111,700	$263,500	$159,500
Non-deductible expenses	100,700	9,500	10,400
State and local taxes, net of Federal benefit	59,100	71,850	34,700

	$271,500	$344,850	$204,600

10  PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing and 401(k) plan covering substantially all full-time employees. The expense charged to operations for the years ended September 30, 2006, 2005 and 2004 aggregated approximately $25,000, $23,000, and $23,000, respectively.

11  RENTAL COMMITMENTS

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2006, 2005 and 2004 was approximately $324,000, $311,000 and $294,000, respectively.

Future minimum lease commitments (excluding renewal options) under noncancelable leases are as follows;

Year ended September 30,	2007	$290,000
	2008	232,000
	2009	214,400
	2010	55,000

12  RISKS AND UNCERTAINTIES

(a)	Currency risks

The nature of Janel’s operations requires it to deal with currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of international currency markets and governmental interference. A number of countries where Janel maintains offices or agent relationships have currency control regulations that influence its ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among those officers or agents.

(b)	Legal proceedings

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

(c)	Relationships with officers

Janel’s President and Chief Operating Officer and Executive Vice President and Chief Executive Officer (“EVP”), each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. In addition, the EVP owns 50% of Janel Miami (Florida), which is a franchise using the Janel name, but in which the Company has no equity or other direct economic interest.

These relationships involve actual or potential conflicts of interest between Janel and its officers.

13  SUBSEQUENT EVENT

On October 12, 2006, the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions. It is expected that purchases under the program, depending upon prevailing market conditions, and other factors such as the Company’s cash position, will be made during the next twelve months. The repurchase plan may be suspended by the Company at any time.