Form 10-Q
period 2006-12-31
JANEL WORLD TRADE LTD
filed 2007-02-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 17,026,000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(a) Janel’s unaudited, interim financial statements for its third fiscal quarter (the three months ended December 31, 2006) have been set forth below. Management’s discussion and analysis of the company’s financial condition and the results of operations for the third quarter will be found at Item 2, following the financial statements.

Paritz & Company, P.A.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2006 (Unaudited)	SEPTEMBER 30, 2006 (Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,307,677	$1,341,952
Accounts receivable, net of allowance for doubtful
accounts of $43,210 at December 31, 2006 and
$28,350 at September 30, 2006	5,213,414	4,809,324
Marketable securities	62,641	59,222
Loans receivable - officers	145,770	144,530
- other	27,558	33,868
Prepaid expenses and sundry current assets	47,982	126,678
TOTAL CURRENT ASSETS	6,805,042	6,515,574

PROPERTY AND EQUIPMENT, NET	165,806	178,099

SECURITY DEPOSITS	49,418	49,418

TOTAL ASSETS	$7,020,266	$6,743,091

CURRENT LIABILITIES:
Accounts payable	$3,000,717	$2,714,086
Accrued expenses and taxes payable	133,810	185,563
Current portion of long-term debt	6,094	7,244
TOTAL CURRENT LIABILITIES	3,140,621	2,906,893

OTHER LIABILITIES:
Long-term debt	5,390	6,337
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	83,958	84,905

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value
225,000,000 shares authorized
17,026,000 and 17,043,000 shares issued and outstanding
at December 31, 2006 and September 30, 2006, respectively	17,043	17,043
Additional paid-in capital	953,163	953,163
Retained earnings	2,833,982	2,781,087
	3,804,188	3,751,293
Less cost of treasury stock	(8,501)	-
TOTAL STOCKHOLDERS’ EQUITY	3,795,687	3,751,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,020,266	$6,743,091

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005

REVENUES	$16,727,869	$18,781,315

COSTS AND EXPENSES:
Forwarding expenses	14,804,254	16,838,747
Selling, general and administrative	1,844,358	1,789,745

INCOME FROM OPERATIONS	79,257	152,823

OTHER ITEMS:
Interest and dividend income	12,941	2,632

INCOME BEFORE INCOME TAXES	92,198	155,455

Income taxes	40,000	66,800

NET INCOME	$52,198	$88,655

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) from available for sale securities	$697	$(882)

Basic earnings per share	$.00306	$.0053
Fully diluted earnings per share	$.00299	$-
Weighted number of shares outstanding	17,036,457	16,843,000
Fully diluted number of shares outstanding	17,436,457	-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005

OPERATING ACTIVITIES:
Net income	$52,198	$88,655
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	18,074	25,001
Changes in operating assets and liabilities:
Accounts receivable	(404,090)	647,969
Loans receivable	6,310	(5,672)
Prepaid expenses and sundry current assets	78,696	20,630
Accounts payable and accrued expenses	234,878	9,444
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,934)	786,027

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(5,781)	(9,037)
Purchase of marketable securities	(2,722)	(2,301)
Repurchase of treasury stock	(8,501)	-
NET CASH USED IN INVESTING ACTIVITIES	(17,004)	(11,338)

FINANCING ACTIVITIES:
Repayment of long-term debt, net	(2,097)	(1,797)
Issuance of loans receivable	(1,240)	-
NET CASH USED IN FINANCING ACTIVITIES	(3,337)	(1,797)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,275)	772,892

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,341,952	793,238

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,307,677	$1,566,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$182	$357
Income taxes	$57,854	$174,503

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)

1 BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company=s Form 10-K as filed with the Securities and Exchange Commission on or about December 29, 2006.

2 STOCK REPURCHASE PLAN

On October 12, 2006, the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions. It is expected that purchases under the program will depend upon prevailing market conditions and other factors such as the Company’s cash position. The repurchase plan may be suspended by the Company at any time. During the three months ended December 31, 2006, 17,000 shares were repurchased under this plan at a cost of $8,501.

3 SUBSEQUENT EVENT

On January 10, 2007, Janel World Trade, Ltd. (“Janel”) entered into a Securities Purchase agreement with an Institutional Purchaser, pursuant to which Janel sold an aggregate of one million unregistered shares of newly-authorized $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total purchase price of $500,000. The shares are convertible into shares of Janel’s $0.001 par value common stock at any time on a one-share for one-share basis.

Janel simultaneously entered into a Registration Rights Agreement with the Institutional Purchaser requiring the underlying shares of common stock issuable upon conversion of the Series A Stock to be included in the next securities registration statement (except for a registration statement on Forms S-4 or S-8) filed by Janel with the securities and Exchange Commission (“SEC”), and listed (if possible) on NASDAQ or a National Securities Exchange. The registration statement must be filed no later than nine months from closing, for an offering made on a continuous basis pursuant to SEC Rule 415, and become effective within ninety days after filing. Janel has agreed that none of its officers or directors will enter into any transaction for the disposition of any Janel shares owned by them or their affiliates until the expiration of nine months following the effective date of the required registration statement.

In addition, Janel agreed to pay the purchasers an advisory fee of $2,000 per month for twelve months beginning March 1, 2007.

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the company's ability to manage and continue its growth and implement its business strategy; the company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the company's future financial and operating results, cash needs and demand for its services; and the company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel’s Annual Report on Form 10-K filed with the SEC on December 29, 2006. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

The following discussion and analysis addresses the results of operations for the three months ended December 31, 2006, as compared to the results of operations for the three months ended December 31, 2005. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenue. Total revenue for the first quarter of fiscal 2007 was $16,727,869, as compared to $18,781,315 for the same period of fiscal 2006, a year-over-year decrease of $2,053,446, or 10.9%. Management attributes the decreased level of revenue in the first quarter of fiscal 2007 to softness in the global logistics industry, which it believes to be attributable, in part, to better inventory management on the part of retailers during the weeks prior to the end-of-year holiday shopping season.

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

For the first quarter of fiscal 2007, forwarding expense decreased by $2,034,493, or 12.1%, to $14,804,254, as compared to $16,838,747 for the first quarter of fiscal 2006. The percentage decrease was slightly greater than the decrease in total revenue year over year, yielding a favorable decrease of 116 basis points in the measure of forwarding expense as a percentage of revenue to 88.50% from 89.66% for the first fiscal quarter of 2006. An improvement (i.e. decrease) in this measure would typically result from a somewhat higher proportion of airfreight versus ocean freight in the company’s revenue mix during the period. Net revenue (revenue minus forwarding expenses) in the first quarter of fiscal 2007 was $1,923,615, a decrease of $18,953, or 1.0%, as compared to $1,942,568 in the first quarter of fiscal 2006.

Selling, General and Administrative Expense. Selling, general and administrative expense in first quarter of fiscal 2007 increased by $54,613 (3.1%) to $1,844,358, or 11.0% of total revenue, as compared to $1,789,745, or 9.53% of total revenue, in the first quarter of fiscal 2006. The year-over-year dollar increase in SG&A resulted primarily from year-over-year increases in accounting, legal and investor relations expenses.

Income Before Taxes. Janel’s income before taxes declined from $155,455 in the first quarter of fiscal 2006 to $92,198 in the first quarter of fiscal 2007, down 40.7%. The principal reason for the drop was the lower level of overall revenue, compounded by the relatively higher SG&A as a percentage of revenue in the 2007 quarter.

Income Taxes. The effective income tax rate in both the 2007 and 2006 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Net income for the first quarter of fiscal 2007 was $52,198, or $0.0031 per basic share, as compared to net income of $88,655, or $0.0053 per basic share in the first quarter of fiscal 2006, a decline of 41.1%.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the three months ended December 31, 2006, Janel’s net working capital (total current assets less total current liabilities) increased by $55,740, or 1.5%.

At December 31, 2006, cash and cash equivalents decreased by $34,275 to $1,307,677 from $1,341,952 at September 30, 2006. For the three months ended December 31, 2006, Janel’s primary use of cash was an increase in accounts receivable of approximately $404,000, offset by an increase in accounts payable of approximately $235,000, and a decrease in prepaid expenses and sundry current assets of approximately $79,000.

In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because its cash flow is adequate for financing its receivables, and it obtained a reduced interest rate. At December 31, 2006, Janel had $1,500,000 of available borrowing under its line of credit, bearing interest at prime less one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company.

On January 10, 2007, Janel sold an aggregate of 1,000,000 shares of Class A Convertible Preferred Stock to an institutional investor for an aggregate purchase price of $500,000. A discussion of this transaction is set forth in the company’s Form 8-K Report filed January 17, 2007.

Management believes that anticipated cash flow, and availability under its existing line of credit are sufficient to meet its current working capital and operating needs. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2007 and beyond, which encompasses a number of potential elements, as detailed below under “Current Outlook.” To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional financing estimated at up to $10,000,000. There is no assurance either that such additional capital as necessary to execute the company’s business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

Based upon the results for the fiscal year ended September 30, 2006, the first quarter of fiscal 2007, and its current operations, Janel conservatively projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2007 will be in line with gross revenue for fiscal 2006.

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

Assuming a continued expansion of the global economy and domestic consumer demand, the company believes that gross revenue for fiscal 2007 could exceed its gross revenue for fiscal 2006. In the event of a successful execution of substantial elements of the company’s growth strategies, profitability could be commensurately greater than Janel’s fiscal 2006 results.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Information regarding an unregistered sale of equity securities by the Company on January 10, 2007 is set forth in the Company’s Form 8-K Report filed January 17, 2007.

(c) ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	0	0	0	300,000
Month #2 (identify beginning and ending dates)	11-1-06/11-30-06 12,000 shares	.476667	12,000 shares	288,000 @ .477=$137,376.00
Month #3 (identify beginning and ending dates)	12-1-06/12-31-06 5,000 shares	.48	5,000 shares	295,000 @ .48=$141,600.00
Total	17,000 shares	.477647	17,000 shares	283,000@.477647=$ 135,174.10

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the first fiscal quarter ended December 31, 2006.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b) Reports on Form 8-K. The Company filed a report on Form 8-K during the first fiscal quarter ended December 31, 2006 on October 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2007
JANEL WORLD TRADE, LTD.

	By:	/s/ James N. Jannello
James N. Jannello
Chief Executive Officer