Form 10-Q
period 2007-03-31
JANEL WORLD TRADE LTD
filed 2007-05-15
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 16,986,000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(a) Janel’s unaudited, interim financial statements for its second fiscal quarter (the three and six months ended March 31, 2007) have been set forth below. Management’s Discussion and Analysis of the Company’s Financial Condition and the Results of Operations for the second fiscal quarter will be found at Item 2, following the financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2007	SEPTEMBER 30, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,362,864	$1,341,952
Accounts receivable, net of allowance for doubtful
accounts of $43,117 at March 31, 2007 and
$28,350 at September 30, 2006	4,611,331	4,809,324
Marketable securities	63,572	59,222
Loans receivable – officers	147,015	144,530
- other	26,815	33,868
Prepaid expenses and sundry current assets	83,985	126,678
TOTAL CURRENT ASSETS	7,295,582	6,515,574

PROPERTY AND EQUIPMENT, NET	168,361	178,099

SECURITY DEPOSITS	49,418	49,418

TOTAL ASSETS	$7,513,361	$6,743,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,130,342	$2,714,086
Accrued expenses and taxes payable	19,990	185,563
Current portion of long-term debt	4,944	7,244
TOTAL CURRENT LIABILITIES	3,155,276	2,906,893

OTHER LIABILITIES:
Long-term debt	4,444	6,337
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	83,012	84,905

STOCKHOLDERS’ EQUITY:	4,275,073	3,751,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,513,361	$6,743,091

See Notes to Consolidated Financial Statements, which are an integral part of these financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	SIX MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
REVENUES	$35,031,459	$37,572,917	$18,303,590	$18,791,602

COSTS AND EXPENSES:
Forwarding expenses	31,144,581	33,759,593	16,340,327	16,920,846
Selling, general and administrative	3,755,243	3,625,156	1,910,885	1,835,411
Stock based compensation	-	226,180	-	226,180
TOTAL COSTS AND EXPENSES	34,899,824	37,610,929	18,251,212	18,982,437

	131,635	(38,012)	52,378	(190,835)

OTHER ITEMS:
Interest and dividend income	24,581	6,191	11,640	3,559

INCOME (LOSS) BEFORE
INCOME TAXES (CREDITS)	156,216	(31,821)	64,018	(187,276)

Income taxes (credits)	67,000	39,714	27,000	(27,086)

NET INCOME (LOSS)	89,216	(71,535)	37,018	(160,190)

Preferred stock dividends	3,333	-	3,333	-

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$85,883	$(71,535)	$33,685	$(160,190)

OTHER COMPREHENSIVE INCOME
NET OF TAX :
Unrealized gain from available for sale securities	$1,624	$2,680	$927	$4,443
Basic earnings (loss) per share	$.005	$(.004)	$.005	$(.009)
Fully diluted earnings (loss) per share	$.005	$(.004)	$.005	$(.009)
Weighted number of shares outstanding	17,021,973	16,867,176	17,007,167	16,891,889
Fully diluted weighted number of shares outstanding	17,421,973	16,915,527	17,407,167	16,989,666

See Notes to Consolidated Financial Statements, which are an integral part of these financial statements.

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
OPERATING ACTIVITIES:	2007	2006
Net income (loss)	$89,216	$(71,535)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	37,614	51,380
Stock issued in lieu of compensation	-	452,360
Changes in operating assets and liabilities:
Accounts receivable	197,993	326,362
Prepaid expenses and sundry current assets	42,693	(147,801)
Accounts payable and accrued expenses	247,350	312,116
Deferred compensation	-	(226,180)
NET CASH PROVIDED BY OPERATING ACTIVITIES	614,866	696,702

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(27,876)	(32,617)
Purchase of marketable securities	(2,726)	(2,300)
NET CASH USED IN INVESTING ACTIVITIES	(30,602)	(34,917)

FINANCING ACTIVITIES:
Decrease (increase) in loans receivable	4,568	(26,373)
Repayment of long-term debt, net	(4,193)	(3,623)
Proceeds from sale of preferred stock, net of related expense of $35,605	464,395	-
Repurchase of treasury stock	(28,122)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	436,648	(29,996)

INCREASE IN CASH	1,020,912	631,789

CASH - BEGINNING OF PERIOD	1,341,952	793,238

CASH - END OF PERIOD	$2,362,864	$1,425,027

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest	$323	$657
Income taxes	$191,633	$241,654
Non-cash investing activities:
Unrealized gain on marketable securities	$1,624	$2,680
Dividends declared to preferred shareholders	$3,333	$-

See Notes to Consolidated Financial Statements, which are an integral part of these financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					ACCUMULATED
			ADDITIONAL		OTHER
	CAPITAL STOCK		PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE - SEPTEMBER 30, 2005	16,843,000	$16,843	$501,003	$2,721,329	$1,616	$3,240,791

Net income	-	-	-	(71,535)	-	(71,535)
Stock based compensation	200,000	200	452,160	-	-	452,360
Other comprehensive gains:
Unrealized gains on available-for-sale
marketable securities	-	-	-	-	2,680	2,680

BALANCE - MARCH 31, 2006	17,043,000	$17,043	$953,163	$2,649,794	$4,296	$3,624,296

See Notes to Consolidated Financial Statements, which are an integral part of these financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								ACCUMULATED
						ADDITIONAL		OTHER
	CAPITAL STOCK		PREFERRED STOCK		TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE - SEPTEMBER 30, 2006	17,043,000	$17,043	-	$-	$-	$953,163	$2,778,324	$2,763	$3,751,293

Net income	-	-	-			-	89,216	-	89,216
Convertible preferred stock issuance,
net of expenses of $35,605	-	-	1,000,000	1,000		463,395	-	-	464,395
Purchase of 57,000 shares of treasury stock	-	-	-	-	(28,122)	-	-	-	(28,122)
Dividends to preferred shareholders	-	-	-	-	-	-	(3,333)	-	(3,333)
Other comprehensive gains:
Unrealized gains on available-for-sale
marketable securities	-	-	-	-	-	-	-	1,624	1,624

BALANCE - MARCH 31, 2007	17,043,000	$17,043	1,000,000	$1,000	$(28,122)	$1,416,558	$2,864,207	$4,387	$4,275,073

See Notes to Consolidated Financial Statements, which are an integral part of these financial statements.

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
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

2 STOCK REPURCHASE PLAN

On October 12, 2006, the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions. It is expected that purchases under the program will depend upon prevailing market conditions and other factors such as the Company’s cash position. The repurchase plan may be suspended by the Company at any time. During the six months ended March 31, 2007 57,000 shares were repurchased under this plan at a cost of $28,122.

3 ISSUANCE OF CONVERTIBLE PREFERRED STOCK

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

Overview

The following discussion and analysis addresses the results of operations for the three months ended March 31, 2007, as compared to the results of operations for the three months ended March 31, 2006, and for the six months ended March 31, 2007, as compared to the six months ended March 31, 2006. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue. Total revenue for the second quarter of fiscal 2007 was $18,303,590, as compared to $18,791,602 for the same period of fiscal 2006, a year-over-year decrease of $488,012, or 2.6%. Management attributes the decreased level of revenue in the second quarter of fiscal 2007 to continuing softness in the global logistics industry and, in particular, to softer retail imports into the United States as a result of a generally weaker dollar.

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

For the second quarter of fiscal 2007, forwarding expense decreased by $580,519, or 3.4%, to $16,340,327, as compared to $16,920,846 for the second quarter of fiscal 2006. The percentage decrease was slightly greater than the decrease in total revenue year over year. This yielded a favorable decrease of 77 basis points in the measure of forwarding expense as a percentage of revenue to 89.27% from 90.04% for the second fiscal quarter of 2006. An improvement (i.e., decrease) in this measure would typically result from a somewhat higher proportion of airfreight versus ocean freight in the company’s revenue mix during the period. Net revenue (revenue minus forwarding expenses) in the second quarter of fiscal 2007 was $1,963,263, an increase of $92,507, or 4.9%, as compared to $1,870,756 in the second quarter of fiscal 2006.

Selling, General and Administrative Expense. Selling, general and administrative expense in second quarter of fiscal 2007 increased by $75,474 (4.1%) to $1,910,885, or 10.44% of total revenue, as compared to $1,835,411, or 9.77% of total revenue, in the second quarter of fiscal 2006. The year-over-year dollar increase in SG&A resulted primarily from increases in accounting, legal and investor relations expenses.

Income Before Taxes. Janel’s income before taxes increased from a loss of $(187,276) in the second quarter of fiscal 2006 to a profit of $64,018 in the second quarter of fiscal 2007, an increase of $251,294. The principal reason for the improvement was the absence in the 2007 second quarter of a stock-based compensation expense of $226,180 in the comparable 2006 period.

Income Taxes. The effective income tax rate in both the 2007 and 2006 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Net income available to common shareholders for the second quarter of fiscal 2007 was $33,685, or $0.00494 per fully diluted share, as compared to a net loss of $(160,190), or $(0.00943) per fully diluted share in the second quarter of fiscal 2006, a year-over-year gain of $193,875, or $0.01437 per fully diluted share.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Revenue. Revenue for the six months ended March 31, 2007 was $35,031,459, as compared to $37,572,917 for the same period of fiscal 2006, a year-over-year decrease of $2,541,458, or 6.8%. The lower level of revenue primarily reflected a net year-over-year decline in shipping activity by existing customers as the generally weaker dollar has hampered the level of imports to a greater extent than it has benefited exports.

Forwarding Expense. For the six months ended March 31, 2007, forwarding expense was $31,144,581, as compared to $33,759,593 for the same period of fiscal 2006, a year-over-year decrease of $2,615,012, or 7.7%. The percentage decrease was somewhat greater than the decrease in revenue for the six months ended March 31, 2007 as compared to 2006, resulting in forwarding expense as a percentage of revenue declining marginally to 88.90% as compared to the year-earlier 89.85%.

Selling, General and Administrative Expense. For the six-month periods ended March 31, 2007 and 2006, selling, general and administrative expenses were $3,755,243 (10.72%) and $3,625,156 (9.65%), respectively. This represents a year-over-year increase of $130,087, or 3.6%. The year-over-year dollar increase in SG&A resulted from a general increase in accounting, legal and investor relations expenses.

Income Before Taxes. Janel reported income before taxes of $156,216 for the six months ended March 31, 2007 as compared to a loss before taxes of $(31,821) for the six months ended March 31, 2006, an increase of $188,037 year-over-year. The absence of stock-based compensation expense included in the first six months of fiscal 2006 ($226,180) but not in the first six months of fiscal 2007 accounted for more than the total year-over-year dollar increase in income from operations and pretax profitability.

Income Taxes. The effective income tax rate in both the 2007 and 2006 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Janel reported net income available to common shareholders for the six months ended March 31, 2007 of $85,883, or $0.00493 per diluted share, up $157,418 as compared to a net loss available to common shareholders of $(71,535), or $(0.00424) per diluted share, for the six months ended March 31, 2006.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. As of March 31, 2007, Janel’s net working capital (total current assets less total current liabilities) was $4,140,306, an increase of $531,625, or 14.7% as compared to the company’s prior fiscal year-end on September 30, 2006.

At March 31, 2007, cash and cash equivalents increased by $1,020,912, or 76.1%, to $2,362,864 from $1,341,952 at September 30, 2006. For the six months ended March 31, 2007, Janel’s principal generators of cash were a decrease in accounts receivable and increase in accounts payable yielding an approximate combined $445,000 along with the sale of convertible preferred stock during the period which yielded net proceeds of approximately $464,000.

In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because its cash flow is adequate for financing its receivables, and it obtained a reduced interest rate. At March 31, 2007, Janel had $1,500,000 of available borrowing under its line of credit, bearing interest at prime less one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company.

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

Based upon the results for the fiscal year ended September 30, 2006, the first six months of fiscal 2007, and its current operations, Janel projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2007 will be marginally lower (within 5%) than reported gross revenue for fiscal 2006.

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

Should there be an expansion of the global economy and/or a stabilization or strengthening of the U.S. dollar positively affecting domestic imports, the company believes that gross revenue for fiscal 2007 will be commensurately more in line with its gross revenue for fiscal 2006. In addition, the company expects its full year profitability in fiscal 2007 to continue to show a year-over-year increase as compared to its fiscal 2006 results.

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

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2007 – January 31, 2007)	20,000.45		20,000	263,000
Month #2 (February 1, 2007 – February 28, 2007)	-0-	0	0	263,000
Month #3 (March 1, 2007 – March 31, 2007	20,000.507		20,000	243,000
Total	40,000.4785		40,000	243,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the first fiscal quarter ended March 31, 2007.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b) Reports on Form 8-K. The Company filed a report on Form 8-K during the second fiscal quarter ended March 31, 2007 on January 17, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2007

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
Chief Executive Officer