Form 10-Q
period 2007-06-30
JANEL WORLD TRADE LTD
filed 2007-08-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

 State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 16,926,000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(a) Janel’s unaudited, interim financial statements for its third fiscal quarter (the three and nine months ended June 30, 2007) have been set forth below. Management’s Discussion and Analysis of the Company’s Financial Condition and the Results of Operations for the third fiscal quarter will be found at Item 2, following the financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2007	SEPTEMBER 30, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,890,767	$1,341,952
Accounts receivable, net of allowance for doubtful
accounts of $47,587 at June 30, 2007 and
$28,350 at September 30, 2006	5,629,142	4,809,324
Marketable securities	68,863	59,222
Loans receivable - officers	148,444	144,530
- other	25,207	33,868
Prepaid expenses and sundry current assets	131,431	126,678
TOTAL CURRENT ASSETS	7,893,854	6,515,574

PROPERTY AND EQUIPMENT, NET	189,239	178,099

SECURITY DEPOSITS	49,418	49,418

TOTAL ASSETS	$8,132,511	$6,743,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,513,860	$2,714,086
Accrued expenses and taxes payable	144,475	185,563
Current portion of long-term debt	3,795	7,244
TOTAL CURRENT LIABILITIES	3,662,130	2,906,893

OTHER LIABILITIES:
Long-term debt	3,497	6,337
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	82,065	84,905

STOCKHOLDERS’ EQUITY:	4,388,316	3,751,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,132,511	$6,743,091

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	NINE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

REVENUES	$53,882,658	$57,107,454	$18,851,199	$19,534,537

COSTS AND EXPENSES:
Forwarding expenses	47,864,647	51,140,538	16,720,066	17,380,945
Selling, general and administrative	5,658,942	5,477,730	1,903,699	1,852,574
Stock based compensation	-	339,270	-	113,090

TOTAL COSTS AND EXPENSES	53,523,589	56,957,538	18,623,765	19,346,609

	359,069	149,916	227,434	187,928

OTHER ITEMS:
Interest and dividend income	43,637	15,699	19,056	9,508

INCOME (LOSS) BEFORE
INCOME TAXES (CREDITS)	402,706	165,615	246,490	197,436

Income taxes (credits)	173,000	137,004	106,000	97,290

NET INCOME (LOSS)	229,706	28,611	140,490	100,146

Preferred stock dividends	7,083	-	3,750	-

NET INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$222,623	$28,611	$136,740	$100,146

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain from available for sale securities	$6,897	$441	$5,273	$(3,120)
Basic earnings (loss) per share	$.013	$.00169	$.008	$.00588
Fully diluted earnings (loss) per share	$.013	$.00167	$.008	$.00574
Weighted number of shares outstanding	16,999,766	16,925,784	16,955,837	17,043,000
Fully diluted weighted number of shares outstanding	17,399,766	17,091,352	17,355,837	17,443,000

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$229,706	$28,611
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,831	78,989
Stock issued in lieu of compensation	-	452,360
Changes in operating assets and liabilities:
Accounts receivable	(819,818)	196,167
Prepaid expenses and sundry current assets	(4,753)	(41,324)
Accounts payable and accrued expenses	751,603	(358,007)
Deferred compensation	-	(113,090)
NET CASH PROVIDED BY OPERATING ACTIVITIES	162,569	243,706

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(16,971)	(38,946)
Purchase of marketable securities	(2,744)	(2,316)
NET CASH USED IN INVESTING ACTIVITIES	(19,715)	(41,262)

FINANCING ACTIVITIES:
Decrease (increase) in loans receivable	4,747	(6,137)
Repayment of long-term debt, net	(6,289)	(5,989)
Proceeds from sale of preferred stock, net of related expense of $35,605	464,395	-
Repurchase of treasury stock	(56,892)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	405,961	(12,126)

INCREASE IN CASH	548,815	190,318

CASH - BEGINNING OF PERIOD	1,341,952	793,238

CASH - END OF PERIOD	$1,890,767	$983,556

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest	$422	$918
Income taxes	$256,525	$241,653
Non-cash investing activities:
Unrealized gain on marketable securities	$6,897	$441
Dividends declared to preferred shareholders	$7,083	$-

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK
	SHARES	$	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE - SEPTEMBER 30, 2005	16,843,000	$16,843	$501,003	$2,721,329	$1,616	$3,240,791

Net income	-	-	-	28,611	-	28,611
Stock based compensation	200,000	200	452,160	-	-	452,360
Other comprehensive gains:
Unrealized gains on available-for-sale
marketable securities	-	-	-	-	(441)	(441)
BALANCE - JUNE 30, 2006	17,043,000	$17,043	$953,163	$2,749,940	$1,175	$3,721,321

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK
	SHARES	$	SHARES	$	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE - SEPTEMBER 30, 2006	17,043,000	$17,043	-	$-	$-	$953,163	$2,778,324	$2,763	$3,751,293

Net income	-	-	-			-	229,706	-	229,706
Convertible preferred stock issuance,
net of expenses of $35,605	-	-	1,000,000	1,000		463,395	-	-	464,395
Purchase of 117,000 shares of treasury stock	-	-	-	-	(56,892)	-	-	-	(56,892)
Dividends to preferred shareholders	-	-	-	-	-	-	(7,083)	-	(7,083)
Other comprehensive gains:
Unrealized gains on available-for-sale
marketable securities	-	-	-	-	-	-	-	6,897	6,897
BALANCE - JUNE 30, 2007	17,043,000	$17,043	1,000,000	$1,000	$(56,892)	$1,416,558	$3,000,947	$9,660	$4,388,316

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
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

2 STOCK REPURCHASE PLAN

On October 12, 2006, the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions. It is expected that purchases under the program will depend upon prevailing market conditions and other factors such as the Company’s cash position. The repurchase plan may be suspended by the Company at any time. During the nine months ended June 30, 2007 117,000 shares were repurchased under this plan at a cost of $56,892.

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

Overview

The following discussion and analysis addresses the results of operations for the three months ended June 30, 2007, as compared to the results of operations for the three months ended June 30, 2006, and for the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

Janel operates its business as a single segment comprised of full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue. Revenue for the third quarter of fiscal 2007 was $18,851,199, as compared to $19,534,537 for the same period of fiscal 2006, a year-over-year decrease of $683,338, or 3.5%. The lower level of revenue resulted principally from a marginally decreased level of overall shipping activity by existing customers.

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

For the third quarter of fiscal 2007, forwarding expense decreased by $660,879, or 3.8%, to $16,720,066, as compared to $17,380,945 for the third quarter of fiscal 2006. The percentage decrease in forwarding expense slightly exceeded the percentage decrease in revenue year-over-year, yielding a favorable decline of 0.3 percentage points in the measure of forwarding expense as a percentage of revenue to 88.7% in the third quarter of fiscal 2007, from 89.0% for the third fiscal quarter of 2006 despite a slightly higher proportion of ocean freight shipments in the third quarter of fiscal 2007, as compared to the comparable prior-year period. The more favorable percentage, as compared to expectations, is principally the result of substantially above-average margins earned by the company on some ocean freight shipments in the 2007 quarter.

Selling, General and Administrative Expense. Selling, general and administrative expense in third quarter of fiscal 2007 increased by $51,125 (2.8%) to $1,903,699, as compared to $1,852,574 in the third quarter of fiscal 2006. The year-over-year dollar increase in SG&A primarily resulted from the additional expenses related to several additional employees on the payroll in our Los Angeles operations fiscal 2007 third quarter as compared to the same period of fiscal 2006. SG&A as a percentage of revenue increased by 53 basis points from 9.48% in the third quarter of fiscal 2006, to 10.01% in the third quarter of fiscal 2007.

Income Before Taxes. Janel’s results for the third quarter of fiscal 2007 rose from an income before taxes of $197,436 in the third quarter of fiscal 2006, to an income before taxes of $246,490 in the third quarter of fiscal 2007, an increase of $49,054, or 24.8%. The principal reason for the increase in income before taxes was the discontinuation in 2007 of stock-based compensation paid for investor relations services in the amount of $113,090 (see Note 2 to financial statements) in the prior-year quarter.

Income Taxes. The effective income tax rate in both the 2007 and 2006 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Net income for the third quarter of fiscal 2007 was $140,490, or $0.008 per diluted share, as compared to net income of $100,146, or $0.00574 per diluted share, in the third quarter of fiscal 2006. This represents an increase of $40,344, or 40.3%, year-over-year.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Revenue. Revenue for the nine months ended June 30, 2007 was $53,882,658, as compared to $57,107,454 for the same period of fiscal 2006, a year-over-year decrease of $3,224,796, or 5.6%. The lower level of revenue resulted primarily from a general year-over-year decline in the level of shipping activity by existing customers.

Forwarding Expense. For the nine months ended June 30, 2007, forwarding expense was $47,864,647, as compared to $51,140,538 for the same period of fiscal 2006, a year-over-year decrease of $3,275,891, or 6.4%. The percentage decrease exceeded the decrease in revenue for the nine months ended June 30, 2007 as compared to 2006, resulting in forwarding expense as a percentage of revenue declining 0.8 percentage points to 88.8%, as compared to 89.6% in the 2006 quarter.

Selling, General and Administrative Expense. For the nine-month periods ended June 30, 2007 and 2006, selling, general and administrative expenses were $5,658,942 and $5,477,730, respectively. This represents a year-over-year increase of $181,212, or 3.3%. The year-over-year dollar increase in SG&A primarily resulted from the additional expenses related to the hiring of several additional employees in our Los Angeles operations in the first nine months of fiscal 2007 as compared to the same period of fiscal 2006. SG&A as a percentage of revenue increased by 91 basis points from 9.59% in the first nine months of 2006, to 10.50% in the first nine months of 2007.

Income Before Taxes. Janel reported income before taxes of $402,706 for the nine months ended June 30, 2007, as compared to income before taxes of $165,615 for the nine months ended June 30, 2006, an increase of $237,091, or 143.2%, year-over-year. The discontinuation in 2007 of the stock-based compensation expense that was included in the first nine months of fiscal 2006 ($339,270) accounted for more than the total year-over-year dollar increase in income from operations and pretax profitability.

Income Taxes. The effective income tax rate in both the 2007 and 2006 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Janel reported net income for the nine months ended June 30, 2007 of $229,706, or $0.013 per diluted share, up $201,095, as compared to net income of $28,611, or $0.00167 per diluted share, for the nine months ended June 30, 2006.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the nine months ended June 30, 2007, Janel’s net working capital (current assets minus current liabilities) increased by approximately $623,000, reflecting an increase in cash of approximately $549,000, plus a net positive swing of approximately $68,000 in accounts receivable and accrued expenses, only partially offset by higher accounts payable. Janel’s past cash flow performance is generally indicative of future cash flow performance.
.
In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because cash flow had become adequate for financing its receivables, and because it obtained a reduced interest rate. At June 30, 2007, Janel had $1,500,000 of available borrowing under its line of credit, bearing interest at prime less one-half of one percent (0.5%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company.

Management believes that anticipated cash flow, and the cash availability under its existing line of credit are sufficient to meet its current working capital and operating needs. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2007 and beyond, which encompasses a number of potential elements, as discussed below under “Current Outlook.” To successfully execute these growth strategy elements in the coming months, the company may need to secure additional financing estimated at up to $10,000,000. There is no assurance that such additional capital as necessary to execute the company’s business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the nine months ended June 30, 2007, and its current expectations for the remainder of fiscal 2007, Janel projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2007 will be marginally lower (within 5%) than reported gross revenue for fiscal 2006.

Janel is continuing to implement its business plan and strategy to increase revenue and profitability through its fiscal year ending September 30, 2007 and beyond. The company’s strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; increase profit margins by avoiding low-margin business; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its efforts to reduce current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) There have been no sales of unregistered equity securities by the Company during the third fiscal quarter ended June 30, 2007.

(c)  Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	4-1/4-30 25,000.5106		25,000	218,000
Month #2 (identify beginning and ending dates)	5-1/5-31 20,000.476		20,000	198,000
Month #3 (identify beginning and ending dates)	6-1/6-30 15,000	.436333	15,000	183,000
Total	60,000.4805		60,000	183,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the first fiscal quarter ended June 30, 2007.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number   Description of Exhibit

31    Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32    Section 1350 Certification.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the third fiscal quarter ended June 30, 2007.

    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
Chief Executive Officer