Form 10-K
period 2007-09-30
JANEL WORLD TRADE LTD
filed 2008-01-15
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,508,180 (last sale as of 3/30/07).

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

General Development of Business

Janel World Trade, Ltd. has its executive offices at 150-14 132nd Avenue, Jamaica, NY 11434, tel. (718) 527-3800, adjacent to the John F. Kennedy International Airport. The company and its predecessors have been in business since 1975 as a logistics services provider for importers and exporters worldwide. It is primarily engaged, through its wholly owned subsidiaries, in full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, and warehousing and distribution services.

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

Janel conducts its business through a network of company-operated facilities and independent agent relationships in most trading countries. During fiscal 2007 (Janel’s fiscal year ends September 30), the company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $74.9 million in fiscal 2007, $77.2 million in fiscal 2006 and $73.5 million in 2005. In fiscal 2007, approximately 70% of revenue related to import activities (unchanged from 2006), 5% to export, 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking (unchanged from 2006). By market, the company’s revenue in fiscal 2007 derived from four principal industries: consumer wearing apparel/textiles - approximately 35% (unchanged from 2006); machines/machine parts - approximately 10% (unchanged from 2006); household appliances - approximately 20% (unchanged from 2006); and sporting goods and accessories – approximately 10% (unchanged from 2006).

History

Janel commenced business in 1975 as Janel International Forwarding Company, Inc., a New York corporation. In 1976, the “Janel Group” was established in New York City as a company primarily focused on quality import customs brokerage and related transportation services. Janel’s initial customer base consisted of importers and exporters of machines and machine parts, principally through what was then West Germany. Shortly thereafter, the company began expanding its business scope into project transportation and high-value general cargo forwarding. In 1979, Janel expanded to the Midwest and West Coast, opening branches in Chicago and Los Angeles, respectively. Additional locations were opened in Atlanta (1995) and Miami (franchise agent) (1997). In 1980, C and N Corp. was organized as a Delaware corporation to be the corporate parent of the various Janel Group operating subsidiaries.

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

The company operates out of six leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Champaign, Illinois, Elk Grove Village (Chicago, Illinois); Forest Park (Atlanta, Georgia); and Inglewood (Los Angeles, California). Each Janel office is managed independently, with each manager having over 20 years experience with the company (except for Champaign, which was recently acquired). Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the company’s network. Janel’s President, Stephen P. Cesarski, and its Executive Vice President, James N. Jannello, each personally own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. Janel Miami (Florida) and Janel Bangkok (Thailand) operate only as franchises under the Janel name, but are not otherwise affiliated with the company’s corporate network. Mr. Jannello, Janel’s Executive Vice President, owns 50% of the Janel Miami office.

Freight Forwarding and Related Services

As a cargo freight forwarder, Janel procures shipments from its customers, consolidates shipments bound for a particular destination from a common place of origin, determines the routing over which the consolidated shipment will move, selects a carrier (air, ocean, land) serving that route on the basis of departure time, available cargo capacity and rate, and books the consolidated shipment for transportation with the selected carrier. In addition, Janel prepares all required shipping documents, delivers the shipment to the transporting carrier and, in many cases, and arranges clearance of the various components of the shipment through customs at the final destination. If so requested by its customers, Janel will also arrange for delivery of the individual components of the consolidated shipment from the arrival terminal to their intended consignees.

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

Janel has over 30 years of experience clearing a wide range of goods through U.S. Customs, from automobiles to heavy machinery to textiles. The company currently has seven fully licensed customs house brokers on staff. Janel is fully certified with U.S. Customs for both ABI and AES transmissions. The company has established an active “correspondent Customs House Broker Network” of individuals specially chosen for their ability to service customers throughout those locations in the United States where Janel does not have its own branch office. In addition, the company regularly works with a group of proven independent attorneys, whose specialization in transportation, U.S. Customs law and classifications has resulted in substantial savings to customers.

Other Logistics Services

In addition to providing air, ocean and land freight forwarding and customs brokerage services, Janel provides its import and export customers with an array of fully integrated global logistics services. These logistics services include warehousing and distribution services, door-to-door freight pickup and delivery, cargo consolidation and de-consolidation, project cargo management, insurance, direct client computer access interface, logistics planning, landed-cost calculations, duty-drawback (recovery of previously paid duties when goods are re-exported), in-house computer tracking, product promotion, product packaging and repackaging utilizing Janel mobile packaging machinery, domestic pickup and forwarding, “hazmat” certifications for hazardous cargoes, letters of credit, language translation services, online shipment tracking and electronic billing.

In October 2007, Janel completed the acquisition of certain assets of Order Logistics, Inc. (“OLI”), a Delaware corporation, comprised of proprietary technology, intellectual property (including the brand name “Order Logistics”), office locations and equipment, and customer relationships, for use in the management and expansion of Janel’s international integrated logistics transport services business. The Web-based supply-chain technology acquired by Janel enables its customers to collaborate in the planning, execution, management and tracking of shipments, financial settlement, procurement and quality control activities on a worldwide basis. Janel filed a Form 8-K report regarding the asset acquisition transaction with the SEC on October 22, 2007.

Information Systems

Janel’s information system hardware consists of an IBM AS 400 system that is utilized by all of its offices in the United States. The company’s information technology capabilities also include DCS/HBU Logistics software, a T-1 online national network, recently acquired Web-based supply-chain technology, and a nationwide in-house e-mail network. These systems enable Janel to perform in-house computer tracking and to offer customers landed-cost calculations and online Internet information availability via the company’s websites relative to the tracking and tracking of customer shipments.

Customers, Sales and Marketing

While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2007, the company shipped goods and provided logistics services for approximately 1,000 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the company’s franchise or agent relationships. The company’s six largest accounts in fiscal 2007 were: H.H. Brown Shoe Company (which accounts for approximately 19.9% of revenue), the Conair Corporation, Leisure Merchandise, Modell’s Sporting Goods, and The Selmer Company.

James N. Jannello and Stephen P. Cesarski are principally responsible for the marketing of the company's services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

Employees

As of September 30, 2007, Janel employed 69 people; 35 in its Jamaica, New York headquarters and Lynbrook, New York back office; 9 in Elk Grove Village, Illinois; 7 in Forest Park, Georgia; and 18 in Inglewood, California (2 additional employees have recently been hired). The October 2007 asset acquisition has resulted in our adding 6 employees, based in Champaign, Ill. Approximately 52 of the company’s employees are engaged principally in operations, 11 in finance and administration and 6 in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

Janel leases all of its office facilities. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2010, and an annual base rent of $145,500. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which is being renewed to expire February 28, 2013, with an annual base rent of $38,381.74 for 2007, which increases at the rate of 3% per year of the lease. Janel’s Elk Grove Illinois office occupies approximately 2,063 square feet with an additional 800 square feet of warehouse space under a lease which expires November 30, 2009, with an annual rent of $40,536. The Champaign, Illinois office we obtained in the October 2007 asset acquisition has approximately 2,400 square feet subject to a lease ending August 31, 2008 (renewable for 3 more years), with an annual base rent of $34,968. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires in August 31, 2009 with an annual rent of $30,066 which increases to $30,968 on September 1, 2008. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires in June 2012 with an annual rent of $72,000 through December 31, 2008, with annual increases based upon the CPI with a limit of up to 4.5% per year. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

Item 3.	Legal Proceedings.

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the company's financial position or results of operations.

Subsequent to the October 2007 acquisition of certain assets of Order Logistics, Inc. (“OLI”), a Delaware corporation, consisting principally of proprietary technology, office locations and personnel, and customer relationships, Janel learned that immediately prior to the closing of the acquisition, OLI had entered into an undisclosed agreement with a third party (the “Settlement Agreement”) which permitted that party to use OLI proprietary technology and customer relationships being purchased by Janel, and to solicit OLI employees in its South Carolina office. Janel believes that OLI’s failure to disclose the Settlement Agreement prior to the closing of the asset acquisition was a material violation of the OLI covenants, representations and warrantees set forth in the October 18, 2007 Asset Purchase Agreement which has damaged the value of the assets acquired by Janel. The company is in discussions to obtain appropriate for the damage, and is considering the initiation of litigation against OLI and its president to obtain an appropriate award of damages.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no submission of matters to a vote of security holders during the company’s fiscal year ended September 30, 2007, except for the re-election of the board of directors by written consent of a majority of the company’s shareholders in July 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Security Securities.

(b) The company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid prices for the company's common stock as reported on the OTC Bulletin Board for the periods indicated. Quotations do not necessarily represent actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal 2007	High Bid	Low Bid
First Quarter	$.69	$.35
Second Quarter	$.71	$.43
Third Quarter	$.53	$.42
Fourth Quarter	$.50	$.40

Fiscal 2006	High Bid	Low Bid
First Quarter	$1.12	$0.61
Second Quarter	$1.30	$0.87
Third Quarter	$1.20	$0.65
Fourth Quarter	$0.80	$0.41

At January 8, 2008, the company had 45 holders of record and approximately 550 beneficial holders of its shares of common stock. On January 11, 2007, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $1.32 per share.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	7-1-07/7-31-07 -0-	-0-	-0-	183,000
Month #2 (identify beginning and ending dates)	8-1-07/8-31-07 20,000.446		20,000	163,000
Month #3 (identify beginning and ending dates)	9-1-07/9-30-07 -0-	-0-	-0-	163,000
Total	20,000.446		20,000	163,000

Item 6.	Selected Financial Data.

Year Ended September 30,

	2007	2006	2005	2004	2003

Freight Forwarding Revenues	$74,947,442	$77,220,070	$73,484,334	$69,981,639	$56,916,276

Net Income	$322,979	$56,995	$430,019	$264,355	$196,787

Net Income per common share	$0.0184	$0.0034	$0.02553	$0.0157	$0.0117

Total Assets	$8,317,501	$6,743,091	$6,731,129	$7,030,489	$5,798,260

Long-Term Obligations	$81,118	$84,905	$92,140	$100,530	$78,568
Cash Dividends Declared
per common share	N/A	N/A	N/A	N/A	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2007, as compared to the results of operations for the fiscal year ended September 30, 2006; the fiscal year ended September 30, 2006 as compared to the results of operations for the fiscal year ended September 30, 2005; and the results of operations for the fiscal year ended September 30, 2005, as compared to the results of operations for the fiscal year ended September 30, 2004. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

Janel operates its business as a single segment primarily comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Revenue. Total revenue for fiscal 2007 was $74,947,442, as compared to $77,220,070 for fiscal 2006, a year-over-year decrease of $(2,272,628), or (2.9)%. The slight decrease in revenue was primarily due to a generally quieter overall environment in international trade during fiscal 2007 in all of the principal industry sectors served by the company, which include wearing apparel and finished garments, footwear, household appliances and electronics, and sporting goods and accessories. Revenue in 2007 was also negatively affected by the continuing substitution, when possible, of lower-priced ocean freight versus airfreight by many of our customers. During fiscal 2007, the company essentially maintained its overall business activities with existing clients, and through the addition of new clients. Net revenue (revenue minus forwarding expenses) in fiscal 2007 was a record $8,172,364, an increase of $119,542, or 1.5%, as compared to $8,052,822 in fiscal 2006.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2007, forwarding expense decreased by $2,392,170, or 3.5%, to $66,775,078, as compared to $69,167,248 for fiscal year 2006. The company’s export business is conducted predominantly by ocean freight. Continuing customer attention to and improvements in supply-chain management and inventory planning resulted in a reduced reliance on and frequency of time-critical shipments which require airfreight. These factors have resulted in the increased use of lower-cost ocean freight. As a general rule, ocean freight costs less than airfreight, and is marked up at a lower percentage than are shipments via airfreight, i.e., forwarding expense as a percentage of revenue is generally higher (and the company earns less) for ocean freight than for airfreight.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $325,321, or 4.5%, to $ 7,624,360 in fiscal 2007, as compared to $7,299,039 in fiscal 2006. As a percentage of revenue, SG&A expense in fiscal 2007 was 10.17% as compared to 9.45% as a percentage of revenue in fiscal 2006. The year-over-year dollar increase in SG&A resulted from a general increase in most categories of SG&A expenses in fiscal 2007, including the addition of up to seven persons in sales and administrative capacities as compared to fiscal 2006.

Income Before Taxes. Income before taxes in fiscal 2007 was $606,679, which represented a year-to-year increase of $278,184, or 84.7%, as compared to income before taxes of $328,495 in fiscal 2006. The principal reason for the rise was the absence of any stock-based compensation in fiscal 2007 in contrast to $452,360 of such compensation, which was incurred in fiscal 2006.

Income Taxes. . The effective income tax rates in fiscal 2007 and fiscal 2006 are 47% and 83%, respectively. The decrease of 36% is attributable to the absence of stock-based compensation in 2007 as was paid in 2006, the stock warrant portion of which was non-deductible. No deferred taxes were provided in 2006 in connection with the issuance of the warrant.

Net Income. For fiscal 2007, Janel reported net income of $322,979, an increase of $265,984, or 466.7%, as compared to the reported net income of $56,995 in fiscal 2006. Janel’s net profit margin (net income as a percent of net revenue) was 3.95% in fiscal 2007, an increase of 324 basis points as compared to 0.71% in fiscal 2006. The principal reason for the significant increase was the absence of a stock-based compensation expense in fiscal 2007 in contrast to the negative effect on net income resulting from the payment in fiscal 2006 of stock-based compensation in the amount of $452,360.

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

Income Taxes. The effective income tax rates in fiscal 2006 and fiscal 2005 are 83% and 44%, respectively. The increase of 39% is attributable to the non-deductible stock warrant issued as part of the stock-based compensation. No deferred taxes have been provided in connection with the issuance of the warrant.

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

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. During the 12 months ended September 30, 2007, Janel’s net working capital (total current assets less total current liabilities) increased by $676,793, primarily as a result of a increase in cash and cash equivalents of $1,127,775.

At September 30, 2007, cash increased by $1,127,775 to $2,469,727 from $1,341,952 at September 30, 2006. For the 12 months ended September 30, 2007, Janel’s primary source of cash from operating activities was a substantial increase in accounts payable and accrued expenses of $1,117,750 as well as its net income of $322,979. The increase in its accounts payable was largely offset by an increase in accounts receivable of $534,634. In addition, proceeds from the sale of preferred stock provided $464,395 in cash. During fiscal 2007, net cash was also used in investing activities represented by the acquisition of property and equipment in the amount of $138,844.

At September 30, 2006, cash increased by $548,714 to $1,341,952 from $793,238 at September 30, 2005. For the 12 months ended September 30, 2006, Janel’s primary source of cash was the adjustment to net income of $452,360 representing the stock-based compensation expense as well as its net income of $56,995. The decrease in its accounts receivable of $524,990 was largely offset by a decrease in accounts payable of $490,156. During fiscal 2006, net cash was also used in investing activities represented by the acquisition of property and equipment in the amount of $43,478.

In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit increased to $3,000,000. In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000 because its cash flow is adequate for financing its receivables, and it obtained a reduced interest rate. At September 30, 2007, Janel had increased year-over-year its available borrowing under its line of credit by $200,000 to $1,700,000, bearing interest at prime less three-quarters of one percent (0.75%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company. In October 2007, Janel borrowed the $1,700,000 available under its line of credit for use in the acquisition of certain assets of OLI. Management believes that anticipated cash flow before other items and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under “Current Outlook.” To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional capital funding estimated at up to $10,000,000 during that period. There is no assurance either that such additional capital as necessary to execute the company’s business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

In October 2007, Janel acquired the brand and software technologies, customer relationships and related assets of Order Logistics. Based upon the results for the fiscal year ended September 30, 2007, and its current operations, Janel conservatively projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2008 will grow by approximately 5-10% to approximately $78-$82 million.

In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2008 and beyond through other avenues. The company’s strategy for growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Assuming successful execution of substantial elements of these growth strategies, the company projects that gross revenue for fiscal 2008 (which may approximate $78 - $82 million) will be greater than its gross revenue for fiscal 2007, and that profitability will be commensurately greater than Janel’s fiscal 2007 results, as well.

Contractual Obligations and Commitments

The following table presents, as of September 30, 2007, the company’s significant fixed and determinable contractual obligations, by payment date. Further discussion of the nature of the obligations is included in Notes 8 and 12 to the Consolidated Financial Statements:

Years Ended September 30,
	2008	2009	2010	2011	2012

Long term debt due as follows (1):	$3,795	$2,550

Operating lease obligations (2)	$304,000	$289,000	$131,000	$78,000	$61,000

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

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Registrant are as follows:

Name	Age	Position

Stephen P. Cesarski	63	President, Chief Operating Officer and Director

James N. Jannello	63	Executive Vice President, Chief Executive Officer and Director

William J. Lally	54	Director

Noel J. Jannello	36	Director and Vice President

Vincent Iacopella	40	Director

Ruth Werra	66	Secretary

Linda Bieler	46	Controller and Chief Financial and Accounting Officer

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

Noel J. Jannello was initially employed by Janel in 1995, and has been a Vice President and operations executive since 2003. His principal function is the overseeing of the company's U.S. operations. Mr. Jannello is a graduate of Bradley University (B.A., Advertising & Marketing, 1993), and is the son of James N. Jannello.

Vincent Iacopella has been the Managing Director of The Janel Group of Los Angeles since 2004, and was the driving force in reorganizing the Los Angeles office into profitable operation. Prior to joining Janel, Mr. Iacopella was the Managing Director and President of the California subsidiary of Delmar Logistics, Inc.. Mr. Iacopella is a member of the board of directors of Los Angeles Customs Brokers Freight Forwarders Association. He has recently become the Secretary of The Pacific Coast Council of Customs Brokers and Freight Forwarders Associations, Inc. Mr. Iacopella attended New York University, and is a licensed customs broker.

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

Janel’s Board of Directors does not yet include any "independent" directors, and the company does not have any standing Audit, Compensation or Nominating Committees. The Board of Directors met three times during fiscal 2007.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2007, 2006 and 2005, the cash compensation paid by the company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the company in all capacities in which they served.

	ANNUAL COMPENSATION					LONG-TERM COMPENSATION
							SECURITIES
						AWARDS	UNDERLYING	PAYOUTS
NAME AND				OTHER ANNUAL		RESTRICTED	OPTIONS/	LTIP	ALL OTHER
PRINCIPAL	YEAR	SALARY	BONUS	COMPENSATION		STOCK	SARS	PAYOUTS	COMPENSATION
POSITION		($)	($)	($)		AWARDS ($)		(#)	($)
Stephen Cesarski (1)	2005	172,089	14,630	52,268	(1)
President	2006	179,889	0	47,680	(1)
	2007	182,489	0	50,965	(1)

James Jannello (2)	2005	178,480	14,630	48,910	(2)
Executive Vice President	2006	187,475		52,318	(2)
	2007	195,436		46,713	(2)

Noel J. Jannello (3)	2005	143,851		15,693	(3)
Vice President	2006	164,460		17,510	(3)
	2007	169,515		19,192	(3)

William Lally (4)	2005	109,382	20,000	13,715	(4)
Director	2006	117,949	10,000	13,153	(4)
	2007	119,188	15,000	14,046	(4)

Vincent Iacopella (5)	2005	145,205		5,813	(5)
Director	2006	149,266		6,827	(5)
	2007	142,200		8,978	(5)

(1) Includes $13,778, $15,259, and $15,755 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2007, 2006, and 2005 respectively, $34,981, $30,248, and $34,437 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2007, 2006, and 2005 respectively, and $2,206, $2,173, and $2,076 of 401K paid on behalf of such individual for each of the fiscal years ended 2007, 2006, and 2005 respectively.

(2) Includes $11,430, $13,366, and $12,435 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2007, 2006, and 2005, respectively, $32,947, $36,714, and $34,334 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2007, 2006, and 2005 respectively, and $2,336, $2,238, and $2,141 of 401K paid on behalf of such individual for each of the fiscal years ended 2007, 2006, and 2005 respectively.

(3) Includes $6,000, $5,995, and $5,172 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2007, 2006, and 2005, respectively, $11,678, $10,025, and $9,210, for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2007, 2006, and 2005 respectively, and $1,514, $1,487, and $1,311 of 401K paid on behalf of such individual for each fiscal years ended 2007, 2006, and 2005 respectively.

(4) Includes $14,046, $13,153, and $13,715 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2007, 2006, and 2005.

(5) Includes $3,610, $3,079, and $2,633 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2007, 2006, and 2005, respectively, $3,946, $3,748, and $3,180, for automobile and automobile-related costs, incurred on behalf of such individual for each of the fiscal years ended 2007, 2006, and 2005 respectively, and $1,422 of 401K paid on behalf of such individual for the fiscal year ended 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding shares of common stock beneficially owned as of January 14, 2008, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock, (ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Stock Outstanding (1)

Stephen P. Cesarski 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	32.27%

James N. Jannello 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	32.27%

William J. Lally 17 West 312th Deer Path Rd. Bensenville, IL 60106	1,000,000	5.87%

Noel J. Jannello 150-14 132nd Avenue Jamaica, NY 11434	25,000	*

Vincent Iacopella 6069 West 76th Street Los Angeles, CA. 90045	-0-	*

Ruth Werra 150-14 132nd Avenue Jamaica, NY 11434	25,000	*

Linda Bieler 150-14 132nd Avenue Jamaica, NY 11434	25,000	*

All Officers and Directors as a Group (7 persons)	12,125,000	71.14%

* Less than one percent (1%).

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

Preferred Stock

The Board of Directors of the company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including the dividend rights, dividend rate, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidations preferences and the number of shares constituting any series or the designations of such series, without any further vote or action by the stockholders. It would be possible for the Board of Directors to issue shares of such preferred stock in a manner which would make acquisition of control of the company, other than as approved by the Board, exceedingly difficult.

The company currently has outstanding one million (1,000,000) shares of its Series A Convertible Preferred Stock, each share of which is convertible at any time into one (1) share of its common stock, and has authorized the issuance of up to 285,000 shares of its Series B Convertible Preferred Stock, each share of which is convertible after October 18, 2009 into ten (10) shares of its common stock.

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

Transfer Agent.

The company's transfer agent for shares of its Common Stock is Madison Stock Transfer, Inc., Brooklyn, NY 11229.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Stephen P. Cesarski, Janel’s President and Chief Operating Officer, and James N. Jannello, Janel’s Executive Vice President and Chief Executive Officer, each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong, and jointly own 100% of FCL/LCL International, Inc., a New York corporation which is an NVOCC executing paperwork for Janel, from which they each receive approximately $10,000 per year. Mr. Jannello also owns 50% of Janel Miami (Florida), which is a franchisee using the Janel name, but in which the company has no equity or other direct economic interest.

As of the fiscal year end of September 30, 2007, James N. Jannello was indebted to the company in the aggregate sum of $138,490, and William J. Lally was indebted in the aggregate amount of $3,950. The officer loan to Mr. Jannello bears interest at 4% per annum. The officer loan to Mr. Lally is non-interest bearing. The officer loans are due on demand.

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

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. for the annual audit were $27,500 and $25,000 for the fiscal years ended September 30, 2007 and 2006, respectively, and their fees for review of the interim financial statements were $15,000 for each of the fiscal years ended September 30, 2007 and 2006, respectively.

  Financial Information Systems Design and Implementation Fees

Paritz & Company, P.A. did not render any professional services to Janel World Trade, Ltd. for financial information systems design and implementation, as described in Paragraph  (c)(4)(ii) of Rule 2-01 of Regulation  S-X, during the fiscal years ended September 30, 2007 and 2006.

  All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for all other services rendered to Janel World Trade, Ltd. during the fiscal years ended September 30, 2007 and 2006, other than audit services, were $6,100 in the fiscal year ended September 30, 2007, and $8,700 for the fiscal year ended September 30, 2006. These "other fees" were for services related to  tax and other miscellaneous services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as at September 30, 2007 and 2006

Consolidated Statement of Operations for the Years Ended September 30, 2007, 2006 and 2005

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended September 30, 2007, 2006 and 2005

Consolidated Statement of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(c)	Exhibits.

2.	Agreement and Plan of Merger dated July 18, 2002 by and among Wine Systems Design, Inc., WSD Acquisition, Inc. and Janel World Transport, Ltd.*(b)

2.1	Acquisition Agreement dated July 6, 2005 by and among Janel World Trade, Ltd., Freight Wings, Inc. and Harjinder P. Singh.*(d) (The transaction proposed in this document was subsequently cancelled.)

3 (i)	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) filed on August 31, 2000.*(a)

3 (ii)	By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*(a)

3(iii)	Certificate of Correction of the preferences, rights, qualifications, limitations and restrictions of Series A Convertible Preferred Stock.*(j)

3(iv)	Restated and Amended Articles of Incorporation of Janel World Trade, Ltd.*(j)

4.	Form of Series A Warrant Agreement dated March 10, 2006, and form of Series A Warrant.*(f)

4.1	Certificate of Designation of Series A Convertible Preferred Stock dated January 10, 2007.*(i)

4.2	Certificate of Designation of Series B Convertible Preferred Stock dated October 16, 2007.*(j)

10.1	Janel Stock Option Incentive Plan adopted December 12, 2002.

10.2	Financial Public & Investor Relations Agreement signed March 10, 2006 by Janel World Trade, Ltd. and Strategic Growth International, Inc.*(f)

10.3	Janel World Trade, Ltd. Securities Purchase Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.4	Janel World Trade, Ltd. Registration Rights Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.5	Asset Purchase Agreement among Janel World Trade, Ltd., Janel Newco, Inc. and Order Logistics, Inc. entered into October 18, 2007.*(j)

23.1	Consent of Paritz & Company, P.A.

23.2	Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.*(c)

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

99.1	January 11, 2006 Janel World Trade, Ltd. earnings release regarding the fiscal year and fourth quarter ended September 30, 2005.*(e)

99.1	August 17, 2006 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three and nine month periods ended June 30, 2006.*(g)

99.1	October 12, 2006 Janel World Trade, Ltd. press release regarding adoption of a stock buy back program.*(h)

*(a)	Incorporated by reference to Exhibits filed as part of the Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.

*(b)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed July 18, 2002.

*(c)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report, filed August 1, 2002.

*(d)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report, filed July 12, 2005.

*(e)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed January 12, 2006.

*(f)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed March 17, 2006.

*(g)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed August 22, 2006.

*(h)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed October 16, 2006.

*(i)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed January 17, 2007.

*(j)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed October 22, 2007.

(d)	Financial Statement Schedules.

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

January 14, 2008

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello, Executive Vice President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello	Executive Vice President, Chief Executive	January 14, 2008
James N. Jannello	Officer and Director

/s/ Stephen P. Cesarski	President, Chief Operating Officer	January 14, 2008
Stephen P. Cesarski	and Director

/s/ William J. Lally	Director	January 14, 2008
William J. Lally

/s/ Noel J. Jannello	Vice President and Director	January 14, 2008
Noel J. Jannello

/s/ Vincent Iacopella	Director	January 14, 2008
Vincent Iacopella

/s/ Linda Bieler	Controller and Chief Financial and	January 14, 2008
Linda Bieler	Accounting Officer

/s/ Ruth Werra	Secretary	January 14, 2008
Ruth Werra

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	---------SEPTEMBER 30,----------
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents ( Note 1)	$2,469,727	$1,341,952
Accounts receivable, net of allowance for
doubtful accounts of $42,600 in 2007 and $28,350 in 2006	5,343,958	4,809,324
Marketable securities (Note 3)	70,880	59,222
Loans receivable - officers (Note 4)	142,440	144,530
- related party (Note 5)	111,700	-
- other	21,994	33,868
Prepaid expenses and sundry current assets	156,802	126,678
TOTAL CURRENT ASSETS	8,317,501	6,515,574

Property and equipment, net (Note 6)	217,528	178,099

Security deposits	49,035	49,418

	$8,584,064	$6,743,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,822,677	$2,714,086
Accrued expenses and taxes payable	205,555	185,563
Current portion of long-term debt (Note 8)	3,795	7,244
TOTAL CURRENT LIABILITIES	4,032,027	2,906,893

OTHER LIABILITIES:
Long-term debt (Note 8)	2,550	6,337
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	81,118	84,905

STOCKHOLDERS’ EQUITY (Note 9)	4,470,919	3,751,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,584,064	$6,743,091

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	-----------YEAR ENDED SEPTEMBER 30,-------------
	2007	2006	2005

REVENUES (Note 1)	$74,947,442	$77,220,070	$73,484,334

COSTS AND EXPENSES:
Forwarding expenses	66,775,078	69,167,248	65,873,673
Selling, general and administrative	7,624,360	7,299,039	6,778,569
Stock based compensation (Note 9)	-	452,360	-
TOTAL COSTS AND EXPENSES	74,399,438	76,918,647	72,652,242

INCOME BEFORE OTHER ITEMS	548,004	301,423	832,092

OTHER ITEMS:
Costs related to abandoned business
acquisitions (Note 2)	-	-	(50,098)
Interest and dividend income	59,175	28,212	14,494
Interest expense	(500)	(1,140)	(21,619)
TOTAL OTHER ITEMS	58,675	27,072	(57,223)

INCOME BEFORE INCOME TAXES	606,679	328,495	774,869

Income taxes (Note 10)	283,700	271,500	344,850

NET INCOME	322,979	56,995	430,019

Preferred stock dividends	10,833	-	-

NET INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$312,146	$56,995	$430,019

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain from available
for sale securities	$8,897	$1,147	$7,859
Basic earnings per share	$.0184	$.0034	$.02553
Fully diluted earnings per share	$.0180	$.0033	$.02553
Basic weighted number of shares outstanding	16,978,142	16,955,329	16,843,000
Fully diluted weighted number of shares outstanding	17,378,142	17,179,986	16,843,000

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK
	SHARES	$	SHARES	$	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE-SEPTEMBER 30, 2004	16,843,000	$16,843	-	$-	$-	$501,003	$2,291,310	$(6,243)	$2,802,913

Net income	-	-	-	-	-	-	430,019	-	430,019
Other comprehensive gains:
Unrealized gains on available-for- sale marketable securities	-	-	-	-	-	-	-	7,859	7,859

BALANCE-SEPTEMBER 30, 2005	16,843,000	16,843	-	-	-	501,003	2,721,329	1,616	3,240,791

Net income	-	-	-	-	-	-	56,995	-	56,995
Stock based compensation	200,000	200	-	-	-	452,160	-	-	452,360
Other comprehensive gains:
Unrealized gains on available-for- sale marketable securities	-	-	-	-	-	-	-	1,147	1,147

BALANCE-SEPTEMBER 30, 2006	17,043,000	17,043	-	-	-	953,163	2,778,324	2,763	3,751,293

Net income	-	-	-	-	-	-	322,979	-	322,979
Convertible preferred stock issuance net of expenses of $35,605	-	-	1,000,000	1,000	-	463,395	-	-	464,395
Purchase of 137,000 shares treasury stock	-	-	-	-	(65,812)	-	-	-	(65,812)
Dividends to preferred shareholders	-	-	-	-	-	-	(10,833)	-	(10,833)
Other comprehensive gains:
Unrealized gains on available-for- sale marketable securities	-	-	-	-	-	-	-	8,897	8,897

BALANCE-SEPTEMBER 30, 2007	17,043,000	$17,043	1,000,000	$1,000	$(65,812)	$1,416,558	$3,090,470	$11,660	$4,470,919

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	----------YEAR ENDED SEPTEMBER 30,--------
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$322,979	$56,995	$430,019
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	99,415	107,649	96,866
Stock based compensation	-	452,360	-
Changes in operating assets and liabilities:
Accounts receivable	(534,634)	524,990	(53,879)
Prepaid expenses and sundry current assets	(30,124)	(50,558)	(8,596)
Security deposits	383	-	510
Accounts payable and accrued expenses	1,117,750	(490,156)	71,152
NET CASH PROVIDED BY OPERATING ACTIVITIES	975,769	601,280	536,072

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(138,844)	(43,478)	(227,320)
Purchase of marketable securities	(2,761)	(2,333)	(1,746)
NET CASH USED IN INVESTING ACTIVITIES	(141,605)	(45,811)	(229,066)

FINANCING ACTIVITIES:
Decrease (increase) in loans receivable	(97,736)	1,629	7,115
Repayment of long-term debt, net	(7,236)	(8,384)	(8,390)
Proceeds from sale of preferred stock, net of
related expenses of $35,605	464,395
Repayment of bank borrowings	-	-	(800,000)
Purchase of treasury stock	(65,812)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	293,611	(6,755)	(801,275)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,127,775	548,714	(494,269)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,341,952	793,238	1,287,507

CASH AND CASH EQUIVALENTS - END OF YEAR	$2,469,727	$1,341,952	$793,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$500	$1,140	$21,619
Income taxes	$294,429	$332,164	$286,994
Non-cash investing activities:
Unrealized gain on marketable securities	$8,897	$1,147	$1,616
Dividends declared to preferred shareholders	$10,833	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel World Trade Ltd. and Subsidiaries (“the Company” or “Janel”) is primarily engaged in full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services and warehousing and distribution services.

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

Comprehensive income

Comprehensive income encompasses all changes in stockholders’ equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. As of September 30, 2007, accumulated other comprehensive income consists of unrealized gains on unrestricted available-for-sale marketable equity securities.

2     ABANDONED ACQUISITIONS

During the year ended September 30, 2005 the Company negotiated a business acquisition. In connection therewith, the Company incurred legal and accounting fees aggregating $50,098. Since this transaction has not been consummated and negotiations have terminated, these costs have been charged to expense in the accompanying consolidated statements of operations.

3     MARKETABLE SECURITIES

Marketable securities consist of the following:

	Cost	Unrealized Holding Gains	Fair Value
As of September 30, 2007:
Mutual Funds	$61,983	$8,897	$70,880

As of September 30, 2006:
Mutual Funds	$58,075	$1,147	$59,222

4	LOANS RECEIVABLE - OFFICERS

The loans receivable - officers bear interest at 4% per annum and are due on demand.

5      LOAN RECEIVABLE - RELATED PARTY

The loan receivable - related party is due from a company owned by Janel’s President and Executive Vice President. The loan bears interest at 6% per annum and is due on demand.

6      PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	--------September 30,---------
	2007	2006	Life

Furniture and fixtures	$77,108	$74,102	5-7 years
Computer equipment	489,410	407,822	5 years
	566,518	481,924
Less accumulated depreciation and
amortization	348,990	303,825
	$217,528	$178,099

7      NOTE PAYABLE - BANK

The Company has an available line of credit with a bank pursuant to which it may borrow up to $1,700,000. Advances under this facility bear interest at prime minus .75%. Borrowings of up to $1,500,000 under the line are personally guaranteed by the president and executive vice president of the Company. The line is secured by a blanket lien on the assets of the Company.

8      LONG-TERM DEBT

Long-term debt consists of a capitalized lease obligation payable in monthly installments of approximately $300 inclusive of interest at 11% per annum and collateralized by security interests in certain property and equipment.

9      STOCKHOLDERS’ EQUITY

Janel is authorized to issue 225,000,000 shares of common stock, par value $.001.

A.    Issuance of convertible preferred stock

On January 10, 2007, the Company entered into a Securities Purchase agreement with an institutional purchaser, pursuant to which Janel sold an aggregate of one million unregistered shares of newly-authorized $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total purchase price of $500,000. The shares are convertible into shares of Janel’s $0.001 par value common stock at any time on a one-share for one-share basis.

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

In addition, Janel agreed to pay the purchasers an advisory fee of $2,000 per month for twelve months beginning March 1, 2007.

B.	Stock repurchase program

On October 12, 2006, the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions. It is expected that purchases under the program, depending upon prevailing market conditions, and other factors such as the Company’s cash position, will be made during the next twelve months. The repurchase plan may be suspended by the Company at any time. As of September 30, 2007, 137,000 shares of the Company’s common stock have been repurchased under the plan at a cost of $65,812.

C.	Issuance of common stock

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

10    INCOME TAXES

Income taxes consist of the following:

	---------Year Ended September 30,--------
	2007	2006	2005
Federal	$187,000	$182,000	$234,600
State and local	96,700	89,500	110,250
	$283,700	$271,500	$344,850

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

	---------Year Ended September 30,--------
	2007	2006	2005
Federal taxes at statutory rates	$207,700	$111,700	$263,500
Non-deductible expenses	12,200	100,700	9,500
State and local taxes, net of Federal benefit	63,800	59,100	71,850
	$283,700	$271,500	$344,850

11   PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing and 401(k) plan covering substantially all full-time employees. The expense charged to operations for the years ended September 30, 2007, 2006, and 2005 aggregated approximately $28,000, $25,000, and $23,000, respectively.

12   RENTAL COMMITMENTS

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2007, 2006 and 2005 was approximately $331,000, $324,000, and $311,000, respectively.

Future minimum lease commitments (excluding renewal options) under noncancelable leases are as follows:

Year ended September 30, 2008	$304,000
2009	289,000
2010	131,000
2011	78,000
2012	61,000

13   RISKS AND UNCERTAINTIES

(a)	Currency risks

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

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations. See Note 15.

(c)	Relationships with officers

Janel’s President and Chief Operating Officer and Executive Vice President and Chief Executive Officer (“EVP”), each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong, as well as 100% ownership in FCL/LCL International Inc. which operates as a “NVOCC” (non-vessel operating common carrier). In addition, the EVP owns 50% of Janel Miami (Florida), which is a franchise using the Janel name, but in which the Company has no equity or other direct economic interest.

These relationships involve actual or potential conflicts of interest between Janel and its officers.

(d)	Concentration of sales

Sales to one customer aggregated approximately 19.9%, 13.5% and 10.9% of consolidated sales for the years ended September 30, 2007, 2006 and 2005, respectively. Amounts due from this customer aggregated $860,000, $705,000 and $220,000 at September 30, 2007, 2006 and 2005, respectively.

14    QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	First	Second	Third	Fourth
Fiscal 2007
Net sales	$16,727,869	$18,303,590	$18,851,199	$21,064,784
Operating income	79,257	52,378	227,434	188,935
Net income	52,198	37,018	140,490	93,273

Per share data (1):
Basic earnings per share	$0.003	$0.005	$0.008	$0.006
Diluted earnings per share	$0.003	$0.005	$0.008	$0.005

Fiscal 2006
Net sales	$18,781,315	$18,791,602	$19,534,537	$20,112,616
Operating income (loss)	152,823	(190,835)	187,928	151,507
Net income (loss)	88,655	(160,190)	100,146	28,384

Per share data (1):
Basic earnings per share	$0.005	$(0.009)	$0.006	$0.002
Diluted earnings per share	$0.005	$(0.009)	$0.006	$0,002

(1) earnings per share were computed independently for each of the periods presented. Therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

15   SUBSEQUENT EVENT

On October 18, 2007, the Company acquired certain assets of Order Logistics, Inc. (“OLI”) consisting of proprietary technology, intellectual property (including the name “Order Logistics”), office locations and equipment and customer lists for use in the management and expansion of the Company’s international integrated logistics transport services business. The technology acquired by the Company enables it to integrate all of the different aspects of movement and delivery of goods, making the entire process electronically visible in “real time”. The Agreement includes non-competition provisions restricting OLI from competing with Janel, and requiring OLI to change its name.

The purchase price for the acquired assets was $3,888,429 and is comprised of $2,463,429 cash paid at closing and the issuance of 285,000 restricted shares of Janel’s newly-authorized $.001 par value Series B Convertible Preferred Stock (“Series B”), each share of which is convertible into ten shares of Janel’s $.001 par value common stock at any time after October 18, 2009. In connection therewith, the Company borrowed $1,700,000 under the line of credit referred to in Note 7 and entered into a term loan agreement for $500,000 with a different bank. The balance of the cash portion was paid from existing cash.

Subsequent to the above mentioned acquisition, Janel learned that immediately prior to the closing of the acquisition, OLI had entered into an undisclosed agreement with a third party (the “Settlement Agreement”) which permitted that party to use OLI proprietary technology and customer relationships being purchased by Janel, and to solicit OLI employees in its South Carolina office. Janel believes that OLI’s failure to disclose the Settlement Agreement prior to the closing of the asset acquisition was a material violation of the OLI covenants, representations and warrantees set forth in the Asset Purchase Agreement which has damaged the value of the assets acquired by Janel. The Company is in discussions to obtain appropriate damages and is considering the initiation of litigation against OLI and its president to obtain an appropriate award of damages.

Purchase price allocation

In accordance with the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations”, the Company has initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, and the acquisition of a talented workforce.

The initial consideration has been allocated as follows:

Tangible assets:
Furniture and equipment	$165,117

Intangible assets:
Identifiable intangibles, subject to amortization	3,260,000
Goodwill	463,312
3,723,312

Total fair value	$3,888,429