Form 10-K/A
period 2007-09-30
JANEL WORLD TRADE LTD
filed 2008-01-17
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

January 17, 2008

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello, Executive Vice President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello	Executive Vice President, Chief Executive	January 17, 2008
James N. Jannello	Officer and Director

/s/ Stephen P. Cesarski	President, Chief Operating Officer	January 17, 2008
Stephen P. Cesarski	and Director

/s/ William J. Lally	Director	January 17, 2008
William J. Lally

/s/ Noel J. Jannello	Vice President and Director	January 17, 2008
Noel J. Jannello

/s/ Vincent Iacopella	Director	January 17, 2008
Vincent Iacopella

/s/ Linda Bieler	Controller and Chief Financial and	January 17, 2008
Linda Bieler	Accounting Officer

/s/ Ruth Werra	Secretary	January 17, 2008
Ruth Werra

JANEL WORLD TRADE LTD. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
December 13, 2007

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