Form 10-Q
period 2007-12-31
JANEL WORLD TRADE LTD
filed 2008-02-19
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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
Yes ☐ No ☒

  State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 16,977,188.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(a) Janel’s unaudited, interim financial statements for its first fiscal quarter (the three months ended December 31, 2007) have been set forth below. Management’s discussion and analysis of the company’s financial condition and the results of operations for the third quarter will be found at Item 2, following the financial statements.

Paritz & Company, P.A.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2007	SEPTEMBER 30, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,005,135	$2,469,727
Accounts receivable, net of allowance for doubtful accounts of $52,139 at December 31, 2007 and $42,600 at September 30, 2007	5,596,679	5,343,958
Marketable securities	70,310	70,880
Loans receivable - officers	143,727	142,440
- related party	113,455	111,700
- other	24,907	21,994
Prepaid expenses and sundry current assets	65,266	156,802
TOTAL CURRENT ASSETS	8,019,479	8,317,501

PROPERTY AND EQUIPMENT, NET	200,839	217,528

OTHER ASSETS:
Intangible assets, net	3,718,361	-
Security deposits	49,035	49,035
Deferred income taxes	44,900	-
TOTAL OTHER ASSETS	3,812,296	49,035

TOTAL ASSETS	$12,032,614	$8,584,064

CURRENT LIABILITIES:
Note payable - bank	$1,700,000	$-
- other	125,000	-
Accounts payable	3,502,587	3,822,677
Accrued expenses and taxes payable	213,850	205,555
Current portion of long-term debt	31,573	3,795
TOTAL CURRENT LIABILITIES	5,573.010	4,032,027

OTHER LIABILITIES:
Long-term debt	473,826	2,550
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	552,394	81,118

STOCKHOLDERS’ EQUITY	5,907,210	4,470,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,032,614	$8,584,064

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2007	2006
REVENUES	$20,067,346	$16,727,869

COSTS AND EXPENSES:
Forwarding expenses	17,548,463	14,804,254
Selling, general and administrative	2,300,540	1,844,358
Amortization of intangible assets	161,812	-
	20,010,815	16,648,612

INCOME FROM OPERATIONS	56,531	79,257

OTHER ITEMS:
Interest and dividend income	17,254	12,941
Interest expense	(33,636)	-
TOTAL OTHER ITEMS	(16,382)	12,941

INCOME BEFORE INCOME TAXES	40,149	92,198

Income taxes	18,100	40,000

NET INCOME	22,049	52,198

Preferred stock dividends	3,750	-

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$18,299	$52,198

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) from available for sale securities	$(7,008)	$697

Basic earnings per share	$.0011	$.00306
Fully diluted earnings per share	$.0011	$.00299
Basic weighted number of shares outstanding	16,906,000	17,036,457
Fully diluted weighted number of shares outstanding	17,306,000	17,436,457

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$22,049	$52,198
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	193,136	18,074
Deferred income taxes	(44,900)	-
Changes in operating assets and liabilities:
Accounts receivable	(252,721)	(404,090)
Loans receivable	(5,955)	6,310
Prepaid expenses and sundry current assets	91,536	78,696
Accounts payable and accrued expenses	(315,545)	234,878
NET CASH USED IN OPERATING ACTIVITIES	(312,400)	(13,934)

INVESTING ACTIVITIES:
Acquisition of intangible assets	(2,173,312)	-
Acquisition of property and equipment, net	(171,496)	(5,781)
Purchase of marketable securities	(6,438)	(2,722)
NET CASH USED IN INVESTING ACTIVITIES	(2,351,246)	(8,503)

FINANCING ACTIVITIES:
Proceeds received from bank loan	1,700,000	-
Issuance of long-term debt	500,000	-
Repayment of long-term debt	(946)	(2,097)
Issuance of loans receivable	-	(1,240)
Repurchase of treasury stock	-	(8,501)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,199,054	(11,838)

DECREASE IN CASH AND CASH EQUIVALENTS	(464,592)	(34,275)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,469,727	1,341,952

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,005,135	$1,307,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,747	$182
Income taxes	$30,988	$57,854
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$(7,008)	$697
Dividends declared to preferred stockholders	$(3,750)	$-
Issuance of convertible preferred stock and note
payable issued in connection with business acquisition	$1,550,000	$-

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								ACCUMULATED
						ADDITIONAL		OTHER
	CAPITAL STOCK		PREFERRED STOCK		TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL
BALANCE - SEPTEMBER 30, 2007	17,043,000	$17,043	1,000,000	$1,000	$(65,812)	$1,416,558	$3,090,470	$11,660	$4,470,919

Net income	-	-	-			-	22,049	-	22,049

Convertible preferred stock issuance	-	-	285,000	285	-	1,424,715	-	-	1,425,000

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Other comprehensive gains (losses):
Unrealized gains (losses) on
available-for-sale marketable securities	-	-	-	-	-	-	-	(7,008)	(7,008)
BALANCE - DECEMBER 31, 2007	17,043,000	$17,043	1,285,000	$1,285	$(65,812)	$2,841,273	$3,108,769	$4,652	$5,907,210

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								ACCUMULATED
						ADDITIONAL		OTHER
	CAPITAL STOCK		PREFERRED STOCK		TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL
BALANCE - SEPTEMBER 30, 2006	17,043,000	$17,043	-	$-	$-	$953,163	$2,778,324	$2,763	$3,751,293

Net income	-	-	-			-	52,198	-	52,198

Purchase of 17,000 shares of treasury stock	-	-	-	-	(8,501)	-	-	-	(8,501)

Other comprehensive gains:

Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	697	697
BALANCE - DECEMBER 31, 2006	17,043,000	$17,043	-	$-	$(8,501)	$953,163	$2,830,522	$3,460	$3,795,687

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Unaudited)

1	BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company=s Form 10-K as filed with the Securities and Exchange Commission on or about January 14, 2008.

2	ACQUISITION OF ORDER LOGISTICS INC.

On October 18, 2007, Janel World Trade, Ltd. (the “Company”) acquired certain assets of Order Logistics, Inc. (“OLI”) consisting of proprietary technology, intellectual property (including the name “Order Logistics”), office locations and equipment and customer lists for use in the management and expansion of the Company’s international integrated logistics transport services business. The technology acquired by the Company enables it to integrate all of the different aspects of movement and delivery of goods, making the entire process electronically visible in “real time”. The Agreement includes non-competition provisions restricting OLI from competing with Janel, and requiring OLI to change its name.

The purchase price for the acquired assets was $3,888,429 and is comprised of $2,338,429 cash paid at closing, the issuance of a $125,000 note payable and the issuance of 285,000 restricted shares of Janel’s newly-authorized $.001 par value Series B Convertible Preferred Stock (“Series B”), each share of which is convertible into ten shares of Janel’s $.001 par value common stock at any time after October 18, 2009. In connection therewith, the Company borrowed $1,700,000 under its existing line of credit and entered into a term loan agreement for $500,000 with a different bank. The balance of the cash portion was paid from existing cash.

On February 11, 2008, The Company filed a lawsuit in the United States District Court for the Southern District of New York against defendants World Logistics Services, Inc. (“World Logistics”), a Delaware Corporation formerly known as “Order Logistics, Inc.”; Richard S. Francis (“Francis”), the President of World Logistics; and Brian P. Griffin (“Griffin”), who was the Chief Executive Officer of World Logistics when Janel completed an acquisition in October 2007 of certain World Logistics assets.

Janel claims that the defendants made false and misleading statements of material facts concerning the exclusivity of the rights to the assets which were sold to Janel by having concealed and withheld the provisions of a settlement agreement with a third-party business associate and creditor made only two days before the closing of the asset sale, in which World Logistics agreed to the cancellation of a restrictive covenant which had prevented the creditor from using World Logistics proprietary computer software, or soliciting its list of valuable customers and employees.

Janel has charged that the defendants violated the anti-fraud provisions of the federal securities laws, committed common law fraud, breach of contract and other wrongdoing, with the specific intent to defraud Janel and obtain 285,000 shares of its newly authorized Class B convertible preferred stock, and more than $2,300,000 in payments by Janel of the defendants long overdue obligations to suppliers, creditors and tax authorities.

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

The initial consideration has been allocated as follows:

Tangible assets:
Furniture and equipment	$165,117
Intangible assets:
Software valuation	1,030,000
PRI Agreement	1,640,000
Customer relationships	590,000
Total identifiable intangibles, subject to amortization	3,260,000
Goodwill	463,312
3,723,312
Total fair value	$3,888,429

3	BUSINESS SEGMENT INFORMATION

Statement of Financial Accounting (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information” establishes standards for the way that public companies report selected information about segments in their financial statements.

The Company is organized into two reportable segments, full service cargo transportation logistics management and computer software sales, support and maintenance.

Three Months Ended December 31, 2007	Consolidated	Transportation Logistics	Computer Software
Total revenues	$20,067,346	$19,812,047	$255,299
Net revenues	$2,518,883	$2,263,584	$255,299
Operating income (loss)	$56,531	$186,255	$(129,724)
Identifiable assets	$12,032,614	$8,015,340	$4,017,274
Capital expenditures	$171,496	$6,379	$165,117
Depreciation and amortization	$193,136	$23,068	$170,068
Equity	$5,907,210	$6,036,934	$(129,724)

Three Months Ended December 31, 2006	Consolidated	Transportation Logistics	Computer Software
Total revenues	$16,727,869	$16,727,869	$-
Net revenues	$1,923,615	$1,923,615	$-
Operating income (loss)	$79,257	$79,257	$-
Identifiable assets	$7,020,266	$7,020,266	$-
Capital expenditures	$5,781	$5,781	$-
Depreciation and amortization	$18,074	$18,074	$-
Equity	$3,795,687	$3,795,687	$-

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on January 15, 2008. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

The following discussion and analysis addresses the results of operations for the three months ended December 31, 2007, as compared to the results of operations for the three months ended December 31, 2006. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments comprised of: A) full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services, and B) computer software sales, support and maintenance.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenue. Revenue for the first quarter of fiscal 2008 was $20,067,346, as compared to $16,727,869 for the same period of fiscal 2007, a year-over-year increase of $3,339,477, or 20.0%. The increased level of revenue resulted principally from a greater level of overall shipping activity by existing customers and, to a lesser extent, from computer software-related revenue generated during the quarter subsequent to the Company’s October 18, 2007 acquisition of certain assets of World Logistics, Inc. (formerly named "Order Logistics Inc").

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

For the first quarter of fiscal 2008, forwarding expense increased by $2,744,209, or 18.5%, to $17,548,463, as compared to $14,804,254 for the first quarter of fiscal 2007. The percentage increase in forwarding expense was slightly less than the percentage increase in revenue year-over-year, yielding a favorable decline of 1.1 percentage points in the measure of forwarding expense as a percentage of revenue to 87.4% in the first quarter of fiscal 2008, from 88.5% for the first fiscal quarter of 2007. This is principally the result of higher average margins earned by the Company on ocean freight shipments in the 2008 quarter.

Selling, General and Administrative Expense. Selling, general and administrative expense in first quarter of fiscal 2008 increased by $456,182, or 24.7%, to $2,300,540, as compared to $1,844,358 in the first quarter of fiscal 2007. The year-over-year dollar increase in SG&A primarily resulted from: 1) the additional expenses related to additional employees added to the Company’s payroll during the fiscal 2008 first quarter as a result of its asset acquisition during the period, and 2) higher sales commissions paid as a result of the year-over-year increase in transportation logistics revenue. SG&A as a percentage of revenue increased by 43 basis points from 11.03% in the first quarter of fiscal 2007, to 11.46% in the first quarter of fiscal 2008.

Income Before Taxes. Janel’s results for the first quarter of fiscal 2008 fell from an income before taxes of $92,198 in the first quarter of fiscal 2007, to an income before taxes of $40,149 in the first quarter of fiscal 2008, an decrease of $52,049, or (56.5)%. The principal reason for the decrease in income before taxes was a charge related to amortization of intangible assets in first quarter 2008 in the amount of $161,812, pertaining to the Company’s asset acquisition during the period (see Note 2 to financial statements).

Income Taxes. The effective income tax rate in both the 2008 and 2007 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Net income available to common shareholders for the first quarter of fiscal 2008 was $18,299, or $0.0011 per fully diluted share, as compared to net income available to common shareholders of $52,198, or $0.00299 per fully diluted share, in the first quarter of fiscal 2007. This represents a decrease of $33,899, or 64.9%, year-over-year.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the three months ended December 31, 2007, Janel’s net working capital (current assets minus current liabilities) decreased by approximately $1,839,000, or (45.6)%, reflecting a decrease in cash of approximately $465,000, plus the addition of notes payable totaling $2,325,000, only partially offset by lower accounts payable of approximately $320,000. Janel’s cash flow performance for the quarter is not necessarily indicative of future cash flow performance.

During the first fiscal quarter of 2008, the Company borrowed $1,700,000 (including a temporary increase of $200,000) under its $1,500,000 line of credit, while also issuing a note payable in the amount of $125,000, to help finance the Company’s acquisition of certain assets of World Logistics Services, Inc. In addition, Janel entered into a term loan agreement with a different bank in the amount of $500,000 (see Note 2 to financial statements). At December 31, 2007, Janel had no remaining available borrowing under its line of credit. The outstanding balance of $1,700,000 bears interest at prime less three-quarters of one percent (0.75%) per annum and is collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the Company. At December 31, 2007, the Company had taken down the full $500,000 of available borrowing under its five-year term loan agreement, bearing interest at 7.25% per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the Company.

Management believes that its existing cash balances and anticipated cash flow are sufficient to meet its current working capital and operating needs. However, the Company is also proceeding with its comprehensive growth strategy for fiscal 2008 and beyond, which encompasses a number of potential elements, as discussed below under “Current Outlook.” To successfully execute several of these growth strategy elements in the coming months, the Company may need to secure additional financing estimated at up to $10,000,000. There is no assurance that such additional capital as necessary to execute the Company’s business plan and intended growth strategy will be available or, if available, will be extended to the Company at mutually acceptable terms.

Current Outlook

Janel is primarily engaged in the business of providing full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services and in the business of computer software sales, support and maintenance. Its results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel’s various current and prospective customers.

Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces.

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon results for the three months ended December 31, 2007, and current expectations for the remainder of fiscal 2008, Janel projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2008 will grow by approximately 5-10% to approximately $78-$82 million.

Janel is continuing to implement its business plan and strategy to increase revenue and profitability through its fiscal year ending September 30, 2008 and beyond. The Company’s strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; increase profit margins by avoiding low-margin business; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the Company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its efforts to reduce current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Management believes that the nature of the Company’s business is such that there are few, if any, complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

Revenue Recognition

A. Full Service Cargo Transportation Logistics Management

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

Customs brokerage and other services involve providing multiple services at destination including clearing shipments through customs by preparing required documentation, calculating and providing for payment of duties and other charges on behalf of the customers, arranging for any required inspections, and arranging for final delivery. These revenues are recognized upon completion of the services.

The movement of freight may require multiple services. In most instances the Company may perform multiple services including destination break-bulk and value added services such as local transportation, distribution services and logistics management. Each of these services has a separate fee that is recognized as revenue upon completion of the service.

Customers will frequently request an all-inclusive rate for a set of services that is known in the industry as “door-to-door services.” In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of services when provided under an all inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force ("EITF") 00-21, “Revenue Arrangements with Multiple Deliverables.”

B. Computer Software Sales, Support and Maintenance

The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of the SEC’s Staff Accounting Bulletin (‘SAB’) No. 104, Revenue Recognition, and the Financial Accounting Standards Board’s (‘FASB’), and EITF 00-21, Revenue Agreements with Multiple Deliverables. Revenue from the sale of the Company’s products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the balance sheet.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 11, 2008, Janel filed a lawsuit in the United States District Court for the Southern District of New York against World Logistics Services, Inc. (“World Logistics”), Richard S. Francis ("Francis”), the President of World Logistics, and Brian P. Griffin (“Griffin”), who was the Chief Executive Officer of World Logistics when Janel completed an acquisition in October 2007 of certain World Logistics assets consisting of proprietary technology, intellectual property, office equipment, and customer lists for Janel's exclusive use in the management and expansion of Janel’s international integrated logistics transport services business. The technology was acquired by Janel to enable it to integrate the tracking of all of the different aspects of the production, movement and delivery of goods, making the entire process electronically visible in “real time” by both its managers and clients. Additional information regarding the lawsuit is reported in Janel's Form 8-K report filed with the SEC on February 11, 2008, and information concerning the asset acquisition transaction is reported in Janel's Form 8-K report filed with the SEC on October 22, 2007.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Information regarding an unregistered sale of equity securities by the Company on October 18, 2007 is set forth in the Company’s Form 8-K Report filed October 22, 2007.

(c) ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	10-1-07/10-31-07 -0-	-0-	-0-	163,000
Month #2 (identify beginning and ending dates)	11-1-07/11-30-07 -0-	-0-	-0-	163,000
Month #3 (identify beginning and ending dates)	12-1-07/12-31-07 -0-	-0-	-0-	163,000
Total	-0-	-0-	-0-	163,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the first quarter of fiscal 2008 ended December 31, 2007, shareholders of Janel representing 71.3% of all of the issued shares of the Company's $0.001 par value common stock executed written consents on October 16, 2007 approving Janel's Amended and Restated Articles of Incorporation, and authorizing 285,000 shares of Series B Convertible Preferred Stock. Additional information regarding these matters is reported in Janel's Form 8-K report filed with the SEC on October 22, 2007.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b) Reports on Form 8-K. The Company filed a report on Form 8-K during the first fiscal quarter ended December 31, 2007 on October 22, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2008

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello
Chief Executive Officer