Form 10-Q
period 2008-03-31
JANEL WORLD TRADE LTD
filed 2008-05-15
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(a) Janel’s unaudited, interim financial statements for its second fiscal quarter (the three and six months ended March 31, 2008) have been set forth below. Management’s Discussion and Analysis of the Company’s Financial Condition and the Results of Operations for the second fiscal quarter will be found at Item 2, following the financial statements.

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel’s Annual Report on Form 10-K filed with the SEC on January 15, 2008. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

The following discussion and analysis addresses the results of operations for the three and six months ended March 31, 2008, as compared to the results of operations for the three and six months ended March 31, 2007. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments comprised of: 1) full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, warehousing and distribution services, and other value-added logistics services, and 2) computer software sales, support and maintenance.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Revenue for the second quarter of fiscal 2008 was $18,281,961, as compared to $18,303,590 for the same period of fiscal 2007, a year-over-year decrease of $(21,629), or (0.1)%. For the three months of fiscal 2008, transportation logistics accounted for revenue of $18,219,061, while computer software revenue was $62,900, generated during the quarter from the Company’s October 18, 2007 acquisition of certain assets of World Logistics, Inc. (formerly named "Order Logistics Inc"). There was no comparable computer software-related revenue in the fiscal 2007 period. The essentially flat level of transportation logistics revenue reflected the relative equality of overall shipping activity by existing customers between the two periods. Computer software-related revenue during the period was negatively affected as the Company closed former World Logistics operations in South Carolina, which were then consolidated into the Company’s Chicago operations.

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

For the second quarter of fiscal 2008, forwarding expense decreased by $405,347, or 2.5%, to $15,934,980, as compared to $16,340,327 for the second quarter of fiscal 2007. The percentage decrease in forwarding expense was greater than the percentage decrease in transportation logistics revenue, down 0.5%, year-over-year, yielding a favorable decline of 2.1 percentage points in the measure of forwarding expense as a percentage of revenue to 87.2% in the second quarter of fiscal 2008, from 89.3% for the second fiscal quarter of 2007. This is principally the result of increased average margins earned by the Company on ocean freight shipments in the fiscal 2008 quarter, which also accounted for a higher proportion of the quarter’s shipping activity.

Selling, General and Administrative Expense. Selling, general and administrative expense in second quarter of fiscal 2008 increased by $455,521, or 23.8%, to $2,366,265, as compared to $1,910,744 in the second quarter of fiscal 2007. The year-over-year dollar increase in SG&A primarily resulted from the additional expenses related to additional employees added to the Company’s payroll during the fiscal 2008 first quarter as a result of its asset acquisition during that period. SG&A as a percentage of revenue increased by 250 basis points from 10.44% in the second quarter of fiscal 2007, to 12.94% in the second quarter of fiscal 2008.

Income (Loss) Before Taxes. Janel’s results fell from an income before taxes of $64,018 in the second quarter of fiscal 2007 to a loss before taxes of $(198,920) in the second quarter of fiscal 2008. Second quarter 2008 charges of $161,813 related to amortization of intangible assets and $10,797 related to increased depreciation, both pertaining essentially to the Company’s asset acquisition in October 2007, and incremental interest expense during the fiscal 2008 second quarter of $29,343, pertaining principally to acquisition financing, (see Note 2 to financial statements), more than accounted for the reported quarterly pretax loss.

Income Taxes. The effective income tax rate in both the 2008 and 2007 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Net loss available to common shareholders for the second quarter of fiscal 2008 was $(166,570), or $(0.0096) per fully diluted share, as compared to net income available to common shareholders of $33,685, or $0.005 per fully diluted share, in the second quarter of fiscal 2007. The same principal factors as described above for the second fiscal quarter 2008 loss before taxes contributed to the period’s net loss.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Revenue. Revenue for the six months ended March 31, 2008 was $38,349,307, as compared to $35,031,459 for the same period of fiscal 2007, a year-over-year increase of $3,317,848, or 9.5%. The higher level of revenue primarily reflected a net year-over-year rise in shipping activity by existing customers as the generally weaker dollar has hampered the level of imports to a greater extent than it has benefited exports. For the six months of 2008, transportation logistics accounted for revenue of $38,031,108, while computer software revenue was $318,199.

Forwarding Expense. For the six months ended March 31, 2008, forwarding expense was $33,483,443, as compared to $31,144,581 for the same period of fiscal 2007, a year-over-year increase of $2,338,862, or 7.5%. The percentage increase was somewhat less than the increase in transportation logistics revenue, up 8.6%, for the six months ended March 31, 2008 as compared to fiscal 2007, resulting in forwarding expense as a percentage of revenue declining marginally to 87.3% as compared to the year-earlier 88.9%, an improvement of 1.6 percentage points. This is principally the result of increased average margins earned by the Company on ocean freight shipments in the fiscal 2008 six months, which also accounted for a higher proportion of the half’s shipping activity.

Selling, General and Administrative Expense. For the six-month periods ended March 31, 2008 and 2007, selling, general and administrative expenses were $4,666,805 (12.17% of revenue) and $3,754,920 (10.72%), respectively. This represents a year-over-year increase of $911,885, or 24.3%. The year-over-year dollar increase in SG&A resulted from a additional expenses related to additional employees added to the Company’s payroll during the fiscal 2008 first half as a result of its asset acquisition in October 2007.

Income (Loss) Before Taxes. Janel reported a loss before taxes of $(158,771) for the six months ended March 31, 2008 as compared to income before taxes of $156,216 for the six months ended March 31, 2007. First half 2008 charges of $323,625 related to amortization of intangible assets and $26,043 related to increased depreciation, both pertaining essentially to the Company’s asset acquisition in October 2007, and incremental interest expense during the 2008 first half of $62,797, pertaining principally to acquisition financing, (see Note 2 to financial statements), accounted for significantly more than the reported six-months pretax loss.

Income Taxes. The effective income tax rate in both the 2008 and 2007 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Janel reported net loss available to common shareholders for the six months ended March 31, 2008 of $(148,271), or $(0.0086) per diluted share, down $234,154 as compared to a net income available to common shareholders of $85,883 or $0.005 per diluted share, for the six months ended March 31, 2007. The same principal factors as described above for the first half 2008 loss before taxes contributed to the period’s net loss.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the six months ended March 31, 2008, Janel’s net working capital (current assets minus current liabilities) decreased by approximately $(1,902,086), or (44.4)%, reflecting an decrease in cash and cash equivalents of approximately $872,000, plus the addition of notes payable totaling $1,700,000, only partially offset by lower accounts payable of approximately $727,000. Janel’s cash flow performance for the six months is not necessarily indicative of future cash flow performance.

In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because cash flow had become adequate for financing its receivables, and because it obtained a reduced interest rate. During the first quarter of 2008, to help finance the Company’s acquisition of certain assets of World Logistics, Inc., the Company borrowed $1,700,000 (including a temporary increase of $200,000) under this existing line of credit, while also issuing a note payable in the amount of $125,000. In addition, Janel entered into a term loan agreement with a different bank in the amount of $500,000 (see Note 2 to financial statements). At March 31, 2008, Janel had no remaining available borrowing under its line of credit. The outstanding balance of notes payable of $1,700,000 bears interest at prime less a three-quarters of one percent (0.75%) per annum and is collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the Company. As of December 31, 2008, the Company had taken down the full $500,000 of available borrowing under its five-year term loan agreement, bearing interest at 7.25% per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the Company. As a subsequent event, in April 2008, the outstanding bank note payable of $1,700,000 was converted into a term loan payable in monthly installments of $20,238 plus interest at the bank’s prime rate plus 0.75% per annum, or LIBOR plus 2% per annum. In addition, the bank gave the Company a new credit line of $1,500,000, which expires on March 31, 2009.

Management believes that anticipated cash flow is sufficient to meet its current working capital and operating needs. However, the Company is also proceeding with its comprehensive growth strategy for fiscal 2008 and beyond, which encompasses a number of potential elements, as discussed below under “Current Outlook.” To successfully execute several of these growth strategy elements in the coming months, the Company may need to secure additional financing estimated at up to $10,000,000. There is no assurance that such additional capital as necessary to execute the Company’s business plan and intended growth strategy will be available or, if available, will be extended to the Company at mutually acceptable terms.

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

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the six months ended March 31, 2008, and its current expectations for the remainder of fiscal 2008, Janel projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2008, will grow by approximately 5-10% to approximately $78-$82 million.

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

B. Computer Software Sales, Support and Maintenance

    The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of the SEC's Staff Accounting bulletin ("SAB") No. 104, Revenue Recognition, and the Financial Accounting Standards Board's ("FASB"), and EITF 00-21, Revenue Agreements with Multiple Deliverables.  Revenue from the sale of the Company's products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured.  Amounts billed in excess of revenue recognized are recorded as deferred revenue in the balance sheet.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	1-1-08/1- 31-08 -0-	-0-	-0-	163,000
Month #2 (identify beginning and ending dates)	2-1-08/2- 29-08 -0-	-0-	-0-	163,000
Month #3 (identify beginning and ending dates)	3-1-08/3- 31-08 -0-	-0-	-0-	163,000
Total	-0-	-0-	-0-	163,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the first fiscal quarter ended March 31, 2008.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b) Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the second fiscal quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2008

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello
Chief Executive Officer

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,597,609	$2,469,727
Accounts receivable, net of allowance for doubtful accounts of $48,923 at March 31, 2008 and $42,600 at September 30, 2007	5,421,324	5,343,958
Marketable securities	62,164	70,880
Loans receivable - officers	145,760	142,440
- related party	115,151	111,700
- other	27,033	21,994
Prepaid expenses and sundry current assets	145,088	156,802
TOTAL CURRENT ASSETS	7,514,129	8,317,501

PROPERTY AND EQUIPMENT, NET	343,168	217,528

OTHER ASSETS:
Intangible assets, net	3,399,688	-
Security deposits	49,035	49,035
Deferred income taxes	67,000	-
TOTAL OTHER ASSETS	3,515,723	49,035

TOTAL ASSETS	$11,373,020	$8,584,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable - bank	$1,700,000	$-
- other	125,000	-
Accounts payable	3,095,753	3,822,677
Accrued expenses and taxes payable	136,749	205,555
Current portion of long-term debt	73,239	3,795
TOTAL CURRENT LIABILITIES	5,130,741	4,032,027

OTHER LIABILITIES:
Long-term debt	431,213	2,550
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	509,781	81,118

STOCKHOLDERS’ EQUITY:	5,732,498	4,470,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,373,020	$8,584,064

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	SIX MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2008	2007	2008	2007
REVENUES	$38,349,307	$35,031,459	$18,281,961	$18,303,590

COSTS AND EXPENSES:
Forwarding expenses	33,483,443	31,144,581	15,934,980	16,340,327
Selling, general and administrative	4,666,805	3,754,920	2,366,265	1,910,744
Amortization of intangible assets	323,625	-	161,813	-
TOTAL COSTS AND EXPENSES	38,473,873	34,899,501	18,463,058	18,251,071

INCOME (LOSS) FROM OPERATIONS	(124,566)	131,958	(181,097)	52,519

OTHER ITEMS:
Interest and dividend income	28,915	24,581	11,661	11,640
Interest expense	(63,120)	(323)	(29,484)	(141)
TOTAL OTHER ITEMS	(34,025)	24,258	(17,823)	11,499

INCOME (LOSS) BEFORE INCOME TAXES	(158,771)	156,216	(198,920)	64,018

Income taxes	(18,000)	67,000	(36,100)	27,000

NET INCOME (LOSS)	(140,771)	89,216	(162,820)	37,018

Preferred stock dividends	7,500	3,333	3,750	3,333

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(148,271)	$85,883	$(166,570)	$33,685

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain(loss) from available for sale securities	$(15,150)	$1,624	$(8,142)	$927
Basic earnings (loss) per share	$(.0088)	$.005	$(.0099)	$.005
Fully diluted earnings (loss) per share	$(.0086)	$.005	$(.0096)	$.005
Weighted number of shares outstanding	16,906,000	17,021,973	16,906,000	17,007,167
Fully diluted weighted number of shares outstanding	17,306,000	17,421,973	17,306,000	17,407,167

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL
BALANCE – SEPTEMBER 30, 2007	17,043,000	$17,043	1,000,000	$1,000	$(65,812)	$1,416,558	$3,090,470	$11,660	$4,470,919

Net income	-	-	-			-	(140,771)	-	(140,771)
Convertible preferred stock issuance	-	-	285,000	285	-	1,424,715	-	-	1,425,000
Dividends to preferred shareholders	-	-	-	-	-	-	(7,500)	-	(7,500)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(15,150)	(15,150)

BALANCE - MARCH 31, 2008	17,043,000	$17,043	1,285,000	$1,285	$(65,812)	$2,841,273	$2,942,199	$(3,490)	$5,732,498

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS		SHARES

BALANCE – SEPTEMBER 30, 2006	17,043,000	$17,043	-	$-	$-	$953,163	$2,778,324	$2,763	$3,751,293

Net income	-	-	-			-	89,216	-	89,216
Convertible preferred stock issuance, net of expenses of $35,605	-	-	1,000,000	1,000		463,395	-	-	464,395
Purchase of 57,000 shares of treasury stock	-	-	-	-	(28,122)	-	-	-	(28,122)
Dividends to preferred shareholders	-	-	-	-	-	-	(3,333)	-	(3,333)
Other comprehensive gains:
Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	1,624	1,624

BALANCE - MARCH 31, 2007	17,043,000	$17,043	1,000,000	$1,000	$(28,122)	$1,416,558	$2,864,207	$4,387	$4,275,073

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(140,771)	$89,216
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	387,282	37,614
Deferred income taxes	(67,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(77,366)	197,993
Loans receivable	(11,810)	-
Prepaid expenses and sundry current assets	11,714	42,693
Accounts payable and accrued expenses	(803,230)	247,350
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(701,181)	614,866

INVESTING ACTIVITIES:
Acquisition of intangible assets	(2,173,313)	-
Acquisition of property and equipment	(189,297)	(27,876)
Purchase of marketable securities	(6,434)	(2,726)
NET CASH USED IN INVESTING ACTIVITIES	(2,369,044)	(30,602)

FINANCING ACTIVITIES:
Proceeds received from bank loan	1,700,000	-
Issuance of long-term debt	500,000	-
Repayment of long-term debt	(1,893)	(4,193)
Issuance of loans receivable	-	4,568
Repurchase of treasury stock	-	(28,122)
Proceeds from sale of preferred stock, net of related expense of $35,605	-	464,395
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,198,107	436,648

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(872,118)	1,020,912
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,469,727	1,341,952
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,597,609	$2,362,864

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$63,120	$(323)
Income taxes	$151,448	$-
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$(15,150)	$1,624
Dividends declared to preferred stockholders	$(7,500)	$(3,333)
Issuance of convertible preferred stock and note payable in connection with business acquisition	$1,550,000	$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
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

Janel has charged that the defendants violated the anti-fraud provisions of the Federal securities laws, committed common law fraud, breach of contract and other wrongdoing, with the specific intent to defraud Janel and obtain 285,000 shares of its newly authorized Class B convertible preferred stock, and more than $2,300,000 in payments by Janel of the defendants’ long overdue obligations to suppliers, creditors and tax authorities.

3	BUSINESS SEGMENT INFORMATION

The Company is organized into two reportable segments, full service cargo transportation logistics management and computer software sales, support and maintenance.

Six Months Ended March 31, 2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$38,349,307	$38,031,108	$318,199
Net revenues	$4,865,864	$4,547,665	$318,199
Operating income (loss)	$(124,566)	$323,183	$(447,749)
Identifiable assets	$11,373,020	$7,623,097	$3,749,923
Capital expenditures	$189,297	$22,816	$166,481
Depreciation and amortization	$387,282	$47,077	$340,205
Equity	$5,732,498	$6,180,247	$(447,749)

Six Months Ended March 31, 2007	Consolidated	Transportation Logistics	Computer Software

Total revenues	$35,031,459	$35,031,459	$-
Net revenues	$3,886,878	$3,886,878	$-
Operating income	$131,635	$131,635	$-
Identifiable assets	$7,513,361	$7,513,361	$-
Capital expenditures	$27,876	$27,876	$-
Depreciation and amortization	$37,614	$37,614	$-
Equity	$4,275,073	$4,275,073	$-

Three Months Ended March 31, 2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$18,281,961	$18,219,061	$62,900
Net revenues	$2,346,981	$2,284,081	$62,900
Operating income (loss)	$(181,097)	$499,122	$(318,025)
Identifiable assets	$11,373,020	$7,623,097	$3,749,923
Capital expenditures	$17,801	$16,437	$1,364
Depreciation and amortization	$194,146	$24,010	$170,136
Equity	$5,732,498	$6,180,247	$(447,749)

Three Months Ended March 31, 2007	Consolidated	Transportation Logistics	Computer Software

Total revenues	$18,303,590	$18,303,590	$-
Net revenues	$1,963,263	$1,963,263	$-
Operating income	$52,378	$52,378	$-
Identifiable assets	$6,743,091	$6,743,091	$-
Capital expenditures	$22,095	$22,095	$-
Depreciation and amortization	$19,540	$19,540	$-
Equity	$4,275,073	$4,275,073	$-

4	SUBSEQUENT EVENT

In April 2008, the outstanding note payable - bank of $1,700,000 was converted into a term loan payable in monthly installments of $20,238 plus interest at the bank’s prime rate plus .75% per annum, or LIBOR plus 2% per annum. In addition, the bank gave the Company a new credit line of $1,500,000 which expires on March 31, 2009.