Form 10-Q
period 2008-06-30
JANEL WORLD TRADE LTD
filed 2008-08-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒.	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-60608

JANEL WORLD TRADE, LTD.
(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State of incorporation)	(I.R.S. Employer Identification Number)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(a) Janel’s unaudited, interim financial statements for its third fiscal quarter (the three and nine months ended June 30, 2008) have been set forth below. Management’s Discussion and Analysis of the Company’s Financial Condition and the Results of Operations for the third fiscal quarter will be found at Item 2, following the financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,588,759	$2,469,727
Accounts receivable, net of allowance for doubtful
accounts of $60,295 at June 30, 2008 and
$42,600 at September 30, 2007	6,059,593	5,343,958
Marketable securities	62,302	70,880
Loans receivable - officers	148,679	142,440
- related party	71,421	111,700
- other	18,459	21,994
Prepaid expenses and sundry current assets	147,496	156,802
TOTAL CURRENT ASSETS	8,096,709	8,317,501

PROPERTY AND EQUIPMENT, NET	333,126	217,528

OTHER ASSETS:
Intangible assets, net	3,237,876	-
Security deposits	49,035	49,035
Deferred income taxes	140,000	-
TOTAL OTHER ASSETS	3,426,911	49,035

TOTAL ASSETS	$11,856,746	$8,584,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable - other	$125,000	$-
Accounts payable	3,686,272	3,822,677
Accrued expenses and taxes payable	205,607	205,555
Current portion of long-term debt	360,447	3,795
TOTAL CURRENT LIABILITIES	4,377,326	4,032,027

OTHER LIABILITIES:
Long-term debt	1,825,795	2,550
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	1,904,363	81,118

STOCKHOLDERS’ EQUITY:	5,575,057	4,470,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,856,746	$8,584,064

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	NINE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2008	2007	2008	2008

REVENUES	$58,312,144	$53,882,658	$19,962,837	$18,851,199

COSTS AND EXPENSES:
Forwarding expenses	51,097,175	47,864,647	17,613,732	16,720,066
Selling, general and administrative	7,046,743	5,658,942	2,379,938	1,903,699
Amortization of intangible assets	485,439	-	161,814	-
TOTAL COSTS AND EXPENSES	58,629,357	53,523,589	20,155,484	18,623,765

INCOME (LOSS) FROM OPERATIONS	(317,213)	359,069	(192,647)	227,434

OTHER ITEMS:
Interest and dividend income	38,066	43,637	9,151	19,056
Interest expense	(87,437)	-	(24,317)	-
TOTAL OTHER ITEMS	(49,371)	43,637	(15,166)	19,056

INCOME (LOSS) BEFORE INCOME TAXES	(366,584)	402,706	(207,813)	246,490

Income taxes	(71,984)	173,000	(53,984)	106,000

NET INCOME (LOSS)	(294,600)	229,706	(153,829)	140,490

Preferred stock dividends	11,250	7,083	3,750	3,750

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$(305,850)	$222,623	$(157,579)	$136,740

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain(loss) from available for sale securities	$(15,012)	$6,897	$138	$5,273
Basic earnings (loss) per share	$(.018)	$.013	$(.009)	$.008
Fully diluted earnings (loss) per share	$(.018)	$.013	$(.009)	$.008
Weighted number of shares outstanding	16,906,000	16,999,766	16,906,000	16,955,837
Fully diluted weighted number of shares outstanding	17,306,000	17,399,766	17,306,000	17,355,837

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								ACCUMULATED
			PREFERRED			ADDITIONAL		OTHER
	CAPITAL STOCK		STOCK		TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE - SEPTEMBER 30, 2007	17,043,000	$17,043	1,000,000	$1,000	$(65,812)	$1,416,558	$3,090,470	$11,660	$4,470,919

Net income (loss)	-	-	-	-	-	-	(294,600)	-	(294,600)

Convertible preferred stock issuance	-	-	285,000	285	-	1,424,715	-	-	1,425,000

Dividends to preferred shareholders	-	-	-	-	-	-	(11,250)	-	(11,250)

Other comprehensive gains (losses):
Unrealized losses on
available-for-sale marketable securities	-	-	-	-	-	-	-	(15,012)	(15,012)

BALANCE - JUNE 30, 2008	17,043,000	$17,043	1,285,000	$1,285	$(65,812)	$2,841,273	$2,784,620	$(3,352)	$5,575,057

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								ACCUMULATED
			PREFERRED			ADDITIONAL		OTHER
	CAPITAL STOCK		STOCK		TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE - SEPTEMBER 30, 2006	17,043,000	$17,043	-	$-	$-	$953,163	$2,778,324	$2,763	$3,751,293

Net income	-	-	-			-	229,706	-	229,706
Convertible preferred stock issuance,
net of expenses of $35,605	-	-	1,000,000	1,000		463,395	-	-	464,395
Purchase of 117,000 shares of
treasury stock	-	-	-	-	(56,892)	-	-	-	(56,892)
Dividends to preferred shareholders	-	-	-	-	-	-	(7,083)	-	(7,083)
Other comprehensive gains:
Unrealized gains on available-for-sale
marketable securities	-	-	-	-	-	-	-	6,897	6,897

BALANCE - JUNE 30, 2007	17,043,000	$17,043	1,000,000	$1,000	$(56,892)	$1,416,558	$3,000,947	$9,660	$4,388,316

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(294,600)	$229,706
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	583,135	5,831
Deferred income taxes	(140,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(715,635)	(819,818)
Loans receivable	37,575	-
Prepaid expenses and sundry current assets	9,306	(4,753)
Accounts payable and accrued expenses	(147,603)	751,603
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(667,822)	162,569

INVESTING ACTIVITIES:
Acquisition of intangible assets	(2,173,313)	-
Acquisition of property and equipment	(213,296)	(16,971)
Purchase of marketable securities	(6,434)	(2,744)
NET CASH USED IN INVESTING ACTIVITIES	(2,393,043)	(19,715)

FINANCING ACTIVITIES:
Proceeds received from bank loan	1,700,000	-
Issuance of long-term debt	500,000	-
Repayment of long-term debt	(20,103)	(6,289)
Issuance of loans receivable	-	4,747
Repurchase of treasury stock	-	(56,892)
Proceeds from sale of preferred stock, net of related expense of $35,605	-	464,395
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,179,897	405,961

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(880,968)	548,815
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,469,727	1,341,952
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,588,759	$1,890,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$87,437	$422
Income taxes	$176,280	$256,525
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$(15,012)	$6,897
Dividends declared to preferred stockholders	$(11,250)	$7,083
Issuance of convertible preferred stock and note payable
in connection with business acquisition	$1,550,000	$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
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

Nine Months Ended June 30, 2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$58,312,144	$57,928,492	$383,652
Net revenues	$7,214,969	$6,831,317	$383,652
Operating income (loss)	$(317,213)	$495,186	$(812,399)
Identifiable assets	$11,856,746	$8,147,854	$3,708,892
Capital expenditures	$213,296	$46,815	$166,481
Depreciation and amortization	$583,135	$72,758	$510,377
Equity	$5,575,057	$6,331,745	$(756,688)

Nine Months Ended June 30, 2007	Consolidated	Transportation Logistics	Computer Software

Total revenues	$53,882,658	$53,882,658	$-
Net revenues	$6,018,011	$6,018,011	$-
Operating income	$359,069	$359,069	$-
Identifiable assets	$8,132,511	$8,132,511	$-
Capital expenditures	$71,221	$71,221	$-
Depreciation and amortization	$60,081	$60,081	$-
Equity	$4,388,316	$4,388,316	$-

Three Months Ended June 30, 2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$19,962,837	$19,897,384	$65,453
Net revenues	$2,349,105	$2,283,652	$65,453
Operating income (loss)	$(192,647)	$172,003	$(364,650)
Identifiable assets	$11,856,746	$8,147,854	$3,708,892
Capital expenditures	$23,999	$23,999	$-
Depreciation and amortization	$195,853	$25,683	$170,170
Equity	$5,575,057	$6,331,745	$(756,688)

Three Months Ended June 30, 2007	Consolidated	Transportation Logistics	Computer Software

Total revenues	$18,851,199	$18,851,199	$-
Net revenues	$2,131,133	$2,131,133	$-
Operating income	$227,434	$227,434	$-
Identifiable assets	$8,132,511	$8,132,511	$-
Capital expenditures	$32,205	$32,205	$-
Depreciation and amortization	$22,467	$22,467	$-
Equity	$4,388,316	$4,388,316	$-

4	LONG-TERM DEBT

Long-term debt consists of the following:

Term loan payable in monthly installments of $20,238, plus interest at the bank’s prime rate plus .75% per annum, or LIBOR plus 2% per annum and becomes due April 1, 2013. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by certain stockholders of the Company.	$1,679,762

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of the company.	500,000

Other	6,480
2,186,242
Less current portion	360,447
$1,825,795

These obligations mature as follows:

2008	$360,447
2009	409,524
2010	409,524
2011	298,412
2012	242,856
Thereafter	465,479
$2,186,242

In addition, the Company secured an additional line of credit from the bank in the amount of $1,500,000, bearing interest at .75% per annum below the bank’s prime rate and due March 31, 2009.

5	SUBSEQUENT EVENT

Asset purchase agreement and unregistered sale of equity securities

On July 18, 2008 the Company acquired the customs brokerage “book of business”, as defined, of Ferrara International Logistics, Inc. (“Ferrara”), consisting of books, records, forms, manuals, access codes, goodwill, customer lists and contact information, telephone and advertising listings (the “Business”) for the expansion of the Company’s international integrated logistics transport services business. Ferrara will provide the Company with related marketing, advertising, sales, and related administrative services pursuant to the May 19, 2008 Sales Agency and Service Agreement (the “Sales Agreement”), which has a three-year term and non-competition provisions restricting Ferrara from competing with the Company.

The purchase price for the acquired assets was $2,100,000, comprised of a $600,000 payment by the Company at closing, the issuance of 520,661 of restricted shares of the Company’s $0.001 common stock (the “Shares”) valued at $630,000, based upon the $1.21 per share closing price of the Company’s $0.001 par value common stock in the Over-The-Counter market on the Friday immediately preceding the closing date, a $435,000 payment one year after closing, and a $435,000 payment on three years after the closing.

If the aggregate earnings of the Business before interest, taxes, depreciation and amortization (“EBITDA”) for the three years immediately following the closing fails to equal $2,100,000, the Company will be entitled to a reduction of the purchase price in an amount equal to three times the total three year EBITDA shortfall (the “Shortfall”). If the final installment of the cash payment is sufficient to satisfy the Shortfall, the appropriate number of Shares, valued at the closing market price on the third anniversary of the closing date, will be cancelled and returned to the Company’s authorized and unissued stock.

The compensation payable to Ferrara pursuant to the Sales Agreement is contingent upon the aggregate EBITDA of the Business for the three years immediately following the closing exceeding $2,100,000, in which event the Company will pay Ferrara 40% of the excess amount for that period, and for the following three years pay Ferrara 40% of the excess amount of annual EBITDA exceeding $700,000.

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

Overview

The following discussion and analysis addresses the results of operations for the three and nine months ended June 30, 2008, as compared to the results of operations for the three and nine months ended June 30, 2007. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments comprised of: 1) full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, warehousing and distribution services, and other value-added logistics services, and 2) computer software sales, support and maintenance.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Revenue for the third quarter of fiscal 2008 was $19,962,837, as compared to $18,851,199 for the same period of fiscal 2007, a year-over-year increase of $1,111,638, or 5.9%. For the three months of fiscal 2008, transportation logistics accounted for revenue of $19,897,384, while computer software revenue was $65,453, generated during the quarter from the Company’s October 18, 2007 acquisition of certain assets of Order Logistics Inc. There was no comparable computer software-related revenue in the fiscal 2007 period. The increased level of transportation logistics revenue reflected relatively greater overall shipping activity by existing customers between the two periods. The Company’s transfer of Order Logistics’ operations from South Carolina to Janel’s Chicago facilities began in the second fiscal quarter of 2008, and was completed during the third quarter. As a result, computer software-related revenue was negatively affected during both periods, but is expected to recover during the fourth quarter of fiscal 2008, and thereafter.

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

For the third quarter of fiscal 2008, forwarding expense increased by $893,666, or 5.3%, to $17,613,732, as compared to $16,720,066 for the third quarter of fiscal 2007. The percentage increase in forwarding expense was less than the percentage increase in transportation logistics revenue, up 5.5%, year-over-year, yielding a favorable decrease of 17 basis points in the measure of forwarding expense as a percentage of transportation logistics revenue to 88.52% in the third quarter of fiscal 2008, from 88.69% for the third fiscal quarter of 2007. This is principally the result of increased average margins earned by the Company on ocean freight shipments in the fiscal 2008 quarter, which also accounted for a higher proportion of the quarter’s shipping activity.

Selling, General and Administrative Expense. Selling, general and administrative expense in third quarter of fiscal 2008 increased by $476,239, or 25.0%, to $2,379,938, as compared to $1,903,699 in the third quarter of fiscal 2007. The year-over-year dollar increase in SG&A primarily resulted from the incremental expenses related to additional employees added to the Company’s payroll during the fiscal 2008 first quarter as a result of its asset acquisition during that period. SG&A as a percentage of revenue increased by 182 basis points from 10.10% in the third quarter of fiscal 2007, to 11.92% in the third quarter of fiscal 2008.

Income (Loss) Before Taxes. Janel’s results fell from an income before taxes of $246,490 in the third quarter of fiscal 2007 to a loss before taxes of $(207,813) in the third quarter of fiscal 2008. Third quarter 2008 charges of $161,814 related to amortization of intangible assets pertaining essentially to the Company’s asset acquisition in October 2007, and incremental interest expense during the fiscal 2008 third quarter of $24,317, pertaining principally to acquisition financing (see Note 2 to financial statements) essentially accounted for the reported quarterly pretax loss.

Income Taxes. The effective income tax rate in both the 2008 and 2007 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Net loss available to common shareholders for the third quarter of fiscal 2008 was $(157,579), or $(0.009) per fully diluted share, as compared to net income available to common shareholders of $136,740, or $0.008 per fully diluted share, in the third quarter of fiscal 2007. The same principal factors as described above for the third fiscal quarter 2008 loss before taxes contributed to the period’s net loss.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Revenue. Revenue for the nine months ended June 30, 2008 was $58,312,144, as compared to $53,882,658 for the same period of fiscal 2007, a year-over-year increase of $4,429,486, or 8.2%. The higher level of revenue primarily reflected a net year-over-year rise in shipping activity by existing customers as the generally weaker dollar has hampered the level of imports to a greater extent than it has benefited exports. In addition, total nine months’ revenue in 2008 benefitted from the Company’s computer software segment acquired in October 2007. For the nine months of 2008, transportation logistics accounted for revenue of $57,928,492, while computer software revenue was $383,652.

Forwarding Expense. For the nine months ended June 30, 2008, forwarding expense was $51,097,175, as compared to $47,864,647 for the same period of fiscal 2007, a year-over-year increase of $3,232,528, or 6.8%. The percentage increase was somewhat less than the increase in transportation logistics revenue, up 7.5%, for the nine months ended June 30, 2008 as compared to fiscal 2007, resulting in forwarding expense as a percentage of transportation logistics revenue declining 62 basis points to 88.21% as compared to the year-earlier 88.83%. This is principally the result of increased average margins earned by the Company on ocean freight shipments in the fiscal 2008 nine months, which also accounted for a higher proportion of the nine month’s shipping activity.

Selling, General and Administrative Expense. For the nine-month periods ended June 30, 2008 and 2007, selling, general and administrative expenses were $7,046,743 (12.08% of total revenue) and $5,658,942 (10.50%), respectively. This represents a year-over-year increase of $1,387,801, or 24.5%. The year-over-year dollar increase in SG&A resulted from incremental expenses related to additional employees added to the Company’s payroll during the fiscal 2008 first nine months as a result of its asset acquisition in October 2007.

Income (Loss) Before Taxes. Janel reported a loss before taxes of $(366,584) for the nine months ended June 30, 2008 as compared to income before taxes of $402,706 for the nine months ended June 30, 2007. Charges in the first nine months of 2008 were $485,439 related to amortization of intangible assets pertaining essentially to the Company’s asset acquisition in October 2007, and incremental interest expense during the 2008 first half of $87,437, pertaining principally to acquisition financing, (see Note 2 to financial statements), accounted for significantly more than the reported nine-months pretax loss.

Income Taxes. The effective income tax rate in both the 2008 and 2007 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income. Janel reported net loss available to common shareholders for the nine months ended June 30, 2008 of $(305,850), or $(0.018) per diluted share, down $528,473 as compared to a net income available to common shareholders of $222,623 or $0.013 per diluted share, for the nine months ended June 30, 2007. The same principal factors as described above for the first nine months of 2008 loss before taxes contributed to the period’s net loss.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the nine months ended June 30, 2008, Janel’s net working capital (current assets minus current liabilities) decreased by approximately $(566,000), or (13.2)%, reflecting an decrease in cash and cash equivalents of approximately $881,000, plus increases in notes payable and the current portion of long-term debt totaling $481,000, partially offset by increased accounts receivable of approximately $715,000. Janel’s cash flow performance for the nine months is not necessarily indicative of future cash flow performance.

During the first quarter of 2008, to help finance the Company’s acquisition of certain assets of Order Logistics, Inc., the Company borrowed $1,700,000 (including a temporary increase of $200,000) under this existing line of credit, while also issuing a note payable in the amount of $125,000. In addition, Janel entered into a term loan agreement with a different bank in the amount of $500,000 (see Note 2 to financial statements). The outstanding balance of notes payable of $1,825,000 bears interest at prime plus three-quarters of one percent (0.75%) per annum and is collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the Company. As of December 31, 2008, the Company had taken down the full $500,000 of available borrowing under its three-year term loan agreement, bearing interest at prime plus one-half of one percent (0.50%) per annum, collateralized by substantially all the assets of Order Logistics, Inc. In April 2008, the outstanding bank note payable of $1,700,000 was converted into a term loan payable in monthly installments of $20,238 plus interest at the bank’s prime rate plus 0.75% per annum, or LIBOR plus 2% per annum. In addition, the bank gave the Company a new credit line of $1,500,000, which expires on March 31, 2009.

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

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the nine months ended June 30, 2008, and its current expectations for the final quarter of fiscal 2008, Janel projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2008, will grow by approximately 5-10% to approximately $78-$82 million.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) There have been no sales of unregistered equity securities by the Company during the third fiscal quarter ended June 30, 2008.

(c)  Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (4-1-08 / 4-30-08)	-0-	-0-	-0-	163,000

Month #2 (5-1-08 / 5-31-08)	-0-	-0-	-0-	163,000

Month #3 (6-1-08 / 6-30-08)	-0-	-0-	-0-	163,000

Total	-0-	-0-	-0-	163,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the third fiscal quarter ended June 30, 2008.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b) Reports on Form 8-K. The Company filed two reports on Form 8-K during the third fiscal quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
Chief Executive Officer