Form 10-K
period 2008-09-30
JANEL WORLD TRADE LTD
filed 2009-01-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act .  Yes   No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $5,885,700 (last sale as of 3/30/08).

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:  17,426,661

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

None.

PART 1

Item 1.          Description of Business.

   General Development of Business

Janel World Trade, Ltd. has its executive offices at 150-14 132nd Avenue, Jamaica, NY 11434, tel. (718) 527-3800, adjacent to the John F. Kennedy International Airport. The company and its predecessors have been in business since 1975 as a logistics services provider for importers and exporters worldwide. The company operates its business as two reportable segments.  It is primarily engaged, through its wholly owned subsidiaries, in full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, and warehousing and distribution services.  Its second, smaller segment is computer software sales, support and maintenance.

Related to its traditional freight forwarding and customs brokerage activities, Janel offers various value-added logistics services, such as freight consolidation, insurance, a direct client computer access interface, logistics planning, landed-cost calculations, in-house computer tracking, product repackaging, online shipment tracking and electronic billing. The value-added services and systems are intended to help its customers streamline operations, reduce inventories, increase the speed and reliability of worldwide deliveries and improve the overall management and efficiency of the customer’s supply-chain activities.

Janel conducts its business through a network of company-operated facilities and independent agent relationships in most trading countries. During fiscal 2007 (Janel’s fiscal year ends September 30), the company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $82.7 million in fiscal 2008, $74.9 million in fiscal 2007 and $77.2 million in 2006. In fiscal 2008, approximately 70% of revenue related to import activities (unchanged from 2007), 5% to export, 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking (unchanged from 2007). By operating segment, total 2008 revenue was comprised $82.3 million for transportation logistics and $0.5 million for computer software. By market, the company’s revenue in fiscal 2008 derived from four principal industries: consumer wearing apparel/textiles - approximately 35% (unchanged from 2007); machines/machine parts - approximately 10% (unchanged from 2007); household appliances - approximately 20% (unchanged from 2007); and sporting goods and accessories – approximately 10% (unchanged from 2007).

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

In October 2007, the company acquired certain assets of Order Logistics, Inc. (OLI) consisting of proprietary technology, intellectual property (including the name “Order Logistics”), office locations and equipment and customer lists for use in the management and expansion of the company’s international integrated logistics transport services business. The company filed a Form 8-K report with the SEC regarding the OLI transaction on October 22, 2007. Due to changes in economic circumstances relating to OLI, the company has determined that the carrying value of certain OLI intangible assets exceeded their estimated undiscounted future cash flows and their eventual disposition. Accordingly, the company has recorded an impairment loss of $1,812,750 (see Note 2(A) to the financial statements).

In July 2008, the company acquired the customs brokerage “book of business” of Ferrara International Logistics, Inc. (Ferrara), consisting of books, records, forms, manuals, access codes, goodwill, customer lists and contact information, telephone and advertising listings for the expansion of the company’s international integrated logistics transport services business. The company filed a Form 8-K report with the SEC regarding the Ferrara transaction on July 24, 2008.

The company operates out of eight leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Champaign, Illinois, Elk Grove Village (Chicago, Illinois); Downers Grove (Chicago, Illinois); Forest Park (Atlanta, Georgia); Inglewood (Los Angeles, California); and Miami, Florida (Janel Group of Los Angeles Miami Branch). Each Janel office is managed independently, with each manager having over 20 years experience with the company (except for Champaign, which was recently acquired).  Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the company’s network. Janel’s President, Stephen P. Cesarski, and its Executive Vice President, James N. Jannello, each personally own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. Janel Miami (Florida) and Janel Bangkok (Thailand) operate only as franchises under the Janel name, but are not otherwise affiliated with the company’s corporate network. Mr. Jannello, Janel’s Executive Vice President, owns 50% of the Janel Miami office.

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

In July 2008, the company acquired the customs brokerage “book of business” of Ferrara International Logistics, Inc. (Ferrara), consisting of books, records, forms, manuals, access codes, goodwill, customer lists and contact information, telephone and advertising listings for the expansion of the company’s international integrated logistics transport services business.  Ferrara will provide the company with related marketing, advertising, sales, and related administrative services pursuant to a three-year term agreement, which includes non-competition provisions. Janel filed a Form 8-K report regarding the Ferrara transaction with the SEC on July 24, 2008.

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

   Customers, Sales and Marketing

While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2007, the company shipped goods and provided logistics services for approximately 1,000 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the company’s franchise or agent relationships. The company’s six largest accounts in fiscal 2008 were: H.H. Brown Shoe Company (which accounts for approximately 16.5% of revenue), The Conair Corporation, Leisure Merchandise, Modell’s Sporting Goods, and The Selmer Company.

James N. Jannello and Stephen P. Cesarski are principally responsible for the marketing of the company's services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

   Employees

As of September 30, 2008, Janel employed 79 people; 36 in its Jamaica, New York headquarters and Lynbrook, New York back office; 2 in Champaign, Illinois; 9 in Elk Grove Village, Illinois; 5 in Downers Grove, Illinois; 8 in Forest Park, Georgia; 2 in Miami, Florida; and 17 in Inglewood, California. Approximately 62 of the company’s employees are engaged principally in operations, 11 in finance and administration and 6 in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

4.  Our Business Has Been and Could Continue to Be Adversely Affected by Negative Conditions in the United States and World Economy, or the Industries of Our Principal Customers.

Demand for our services can be adversely affected by negative conditions in the United States and world economy, or the industries of our customers. A substantial number of our principal customers are in the household products, garments, industrial equipment, telecommunications and related industries, and their business is subject to being adversely affected, such as during the 2001-2002 recession period, and the current economic recession. These customers collectively account for a substantial percentage of our revenue. Adverse conditions or worsening conditions in the industries of our customers could cause us to lose significant customers, or experience decreased shipping volume and business levels of our customers. Either of these events could negatively affect our financial results. Adverse economic conditions in the international markets also have an adverse effect on our customers and our business. We expect that demand for our services, and consequently our results of operations, will be sensitive to domestic and global economic conditions and other factors beyond our control.

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

Janel leases all of its office facilities. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2010, and an annual base rent of $145,500. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which is being renewed to expire February 28, 2013, with an annual rent of $42,690 for 2005, which increases at the rate of 3% per year of the lease. Janel’s Elk Grove Illinois office occupies approximately 2,063 square feet with an additional 800 square feet of warehouse space under a lease which expires November 30, 2009, with an annual rent of $40,536. Janel’s Downers Grove, Illinois office occupies approximately 2,095 square feet under a lease which expires October 31, 2011, with an annual rent of $37,710. Janel’s Champaign, Illinois office occupies approximately 1,200 square feet under a lease which expires August 31, 2009, with an annual rent of $18,435. Janel’s Miami, Florida office occupies approximately 506 square feet under a lease which expires August 31, 2010, with an annual rent of $10,593. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires in August 31, 2009 with an annual rent of $30,066 which increases to $30,968 on September 1, 2008. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires in June 2012 with an annual rent of $72,000 through December 31, 2008, with annual increases based upon the CPI with a limit of up to 4.5% per year. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

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

In February 2008, the company filed a lawsuit in the United States District Court for the Southern District of New York against defendants World Logistics Services, Inc. (World Logistics), a Delaware Corporation formerly known as Order Logistics, Inc.; Richard S. Francis, the President of World Logistics; and Brian P. Griffin, who was the Chief Executive Officer of World Logistics when Janel completed an acquisition in October 2007 of certain World Logistics assets.

The company's complaint alleges that the defendants committed securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and common law fraud, conversion, unjust enrichment, and breach of the covenant of good faith and fair dealing, all in violation of New York State Law.

In May 2008, the defendants filed a motion to dismiss the case based upon the defendants' claim that the complaint "fails to state a claim upon which relief may be granted." The company filed a brief in opposition to the defendants' motion asserting that it is meritless. The motion has not yet been decided by the court.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no submission of matters to a vote of security holders during the company’s fiscal year ended September 30, 2008, except for the re-election of the board of directors by written consent of a majority of the company’s shareholders in July 2008.

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

(b)           The company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid prices for the company's common stock as reported on the OTC Bulletin Board for the periods indicated. Quotations do not necessarily represent actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal 2008	High Bid	Low Bid
First Quarter	$1.28	$.50
Second Quarter	$1.43	$1.05
Third Quarter	$1.24	$1.03
Fourth Quarter	$1.22	$.90

Fiscal 2007	High Bid	Low Bid
First Quarter	$.69	$.30
Second Quarter	$.71	$.43
Third Quarter	$.53	$.42
Fourth Quarter	$.50	$.40

At January 13, 2009, the company had 50 holders of record and approximately 600 beneficial holders of its shares of common stock. On January 13, 2009, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $.90 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	7-1-08/ 7-31 -08 -0-	-0-	-0-	163,000
Month #2 (identify beginning and ending dates)	8 -1-08/ 8 -31 -08 2500	1.0972	2500	160, 500
Month #3 (identify beginning and ending dates)	9-1-08/ 9- 30 -08 -0-	-0-	-0-	160, 500
Total	2500	1.0972	2500	160,500

Item 6.	Selected Financial Data.

	Year Ended September 30,
	2008	2007	2006	2005	2004

Revenue	$82,745,383	$74,947,442	$77,220,070	$73,484,334	$69,981,639

Net Income (Loss)	$(1,645,427)	$322,979	$56,995	$430,019	$264,355

Net Income (Loss) per common share	$0.(0.10)	$0.02	$0.00	$0.03	$0.02

Total Assets	$13,412,727	$8,584,064	$6,743,091	$6,731,129	$7,030,489

Long-Term Obligations	$2,188,805	$81,118	$84,905	$92,140	$100,530

Cash Dividends Declared per common share	N/A	N/A	N/A	N/A	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2008, as compared to the results of operations for the fiscal year ended September 30, 2007; the fiscal year ended September 30, 2007 as compared to the results of operations for the fiscal year ended September 30, 2006; and the results of operations for the fiscal year ended September 30, 2006, as compared to the results of operations for the fiscal year ended September 30, 2005. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

Janel operates its business as a single segment primarily comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Revenue. Total revenue for fiscal 2008 was $82,745,383, as compared to $74,947,442 for fiscal 2007, a year-over-year increase of $7,797,941, or 10.4%. The increase in total revenue was primarily due to the increase in the company’s transportation logistics segment as a result of a generally stronger overall environment in domestic and international trade during fiscal 2008 in all of the principal industry sectors served by the company, which include wearing apparel and finished garments, footwear, household appliances and electronics, and sporting goods and accessories. Revenue in 2008 was also negatively affected by the continuing substitution, when possible, of lower-priced ocean freight versus airfreight by many of our customers. During fiscal 2008, the company essentially maintained its overall business activities with existing clients, and also increased business through the addition of new clients. Net revenue (revenue minus forwarding expenses) in fiscal 2008 was a record $9,786,142, an increase of $1,613,778, or 19.7%, as compared to $8,172,364 in fiscal 2007.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2008, forwarding expense increased by $6,184,163, or 9.3%, to $72,959,241, as compared to $66,775,078 for fiscal year 2007.  The company’s export business is conducted predominantly by ocean freight. Continuing customer attention to and improvements in supply-chain management and inventory planning resulted in a reduced reliance on and frequency of time-critical shipments which require airfreight. These factors have resulted in the increased use of lower-cost ocean freight. As a general rule, ocean freight costs less than airfreight, and is marked up at a lower percentage than are shipments via airfreight, i.e., forwarding expense as a percentage of revenue is generally higher (and the company earns less) for ocean freight than for airfreight.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $1,912,371, or 25%, to $9,536,731 in fiscal 2008, as compared to $7,624,360 in fiscal 2007. As a percentage of revenue, SG&A expense in fiscal 2008 was 11.35% as compared to 10.17% as a percentage of revenue in fiscal 2007. The year-over-year dollar increase in SG&A resulted from a general increase in most categories of SG&A expenses in fiscal 2008, including the addition of up to ten persons principally in operational capacities as compared to fiscal 2007, primarily related to the company’s asset acquisition transactions with Order Logistics, Inc. in October 2007, and with Ferrara International Logistics, Inc. in July 2008.

Income (Loss) Before Taxes. Loss before taxes in fiscal 2008 was $(2,372,427), which represented a year-to-year decrease of $(2,979,106), or (491.1)%, as compared to income before taxes of $606,679 in fiscal 2007.  The principal reasons for the 2008 loss were pretax charges of $702,846 and of $1,812,750 related to amortization of intangible assets and to impairment of identifiable intangible assets, respectively, the former primarily and the latter wholly associated with the company’s asset acquisition transaction with Order Logistics, Inc. in October 2007.

Income Taxes (Credit). . The effective income tax rates in fiscal 2008 (a credit) and fiscal 2007 are (30)% and 47%, respectively.

Net Income (Loss). For fiscal 2008, Janel reported a net loss of $(1,645,427), a decrease of $(1,968,406), or (609.5)%, as compared to the reported net income of $322,979 in fiscal 2007. Janel’s net profit (loss) margin (net loss as a percent of net revenue) was (16.81)% in fiscal 2008 as compared to a net profit margin of 3.95% in fiscal 2007. The principal reasons for the decrease were the extraordinary charges related to amortization and impairment taken in 2008, as noted above.

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

Net Income. For fiscal 2007, Janel reported net income of $322,979, an increase of $265,984, or 466.7%, as compared to the reported net income of $56,995 in fiscal 2006. Janel’s net profit margin (net income as a percent of net revenue) was 3.95% in fiscal 2007, an increase of 324 basis points as compared to 0.71% in fiscal 2006. The principal reason for the significant increase was the absence of a stock-based compensation expense in fiscal 2007 in contrast to thenegative effect on net income resulting from the payment in fiscal 2006 of stock-based compensation in the amount of $452,360.

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

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control.  During the 12 months ended September 30, 2008, Janel’s net working capital (total current assets less total current liabilities) decreased by $1,634,365, primarily as a result of an aggregate increase in notes payable of $1,275,000 and an increase in the current portion of long-term debt of $782,513. In addition, during fiscal 2008, the company's long term debt increased to $2,110,237 from $2,550.

For the 12 months ended September 30, 2008, Janel’s primary source of cash from operating activities was a substantial aggregate increase in accounts payable and accrued expenses of $321,568, more than offset by the increase in its accounts receivable of $758,247. During fiscal 2008, the company largely financed its two acquisitions through the use of net cash and through borrowings under its existing credit lines and the issuance of notes and restricted equity.  The purchase price for Order Logistics was $3,888,429 and for Ferrara International Logistics $2,077,070.

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

In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit increased to $3,000,000. In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000 because its cash flow is adequate for financing its receivables, and it obtained a reduced interest rate. In addition to a $1,500,000 line of credit, as of September 20, 2008, Janel had increased year-over-year its available borrowing under a term note of $1,700,000, bearing interest at prime plus three-quarters of one percent (0.75%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company. Management believes that anticipated cash flow before other items and availability under its expanded line of credit are sufficient to meet its current working capital and operating needs. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under “Current Outlook.” To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional capital funding estimated at up to $10,000,000 during that period. There is no assurance either that such additional capital as necessary to execute the company’s business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

Current Outlook

Janel is primarily engaged in the business of providing full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, warehousing and distribution services, and other value-added logistics services. Its results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel’s various current and prospective customers.  Historically, the company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces.

Based upon the results for the fiscal year ended September 30, 2008, and its current operations, Janel conservatively projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2009 will grow by approximately 7-10% to approximately $88-$91 million.

In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2008 and beyond through other avenues. The company’s strategy for growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Assuming successful execution of substantial elements of these growth strategies, the company projects that gross revenue for fiscal 2009 (which may approximate $88-$91 million) will be greater than its gross revenue for fiscal 2008, and that profitability will be commensurately greater than Janel’s fiscal 2008 results, as well.

Contractual Obligations and Commitments

The following table presents, as of September 30, 2008, the company’s significant fixed and determinable contractual obligations, by payment date. Further discussion of the nature of the obligations is included in Notes 8 and 12 to the Consolidated Financial Statements:

Years Ended September 30,
	2009	2010	2011	2012	2013
Long term debt due as follows (1):	$786,000	$382,000	$824,000	$257,000	$243,000

Operating lease obligations (2)	$397,000	$223,000	$162,000	$111,000	$20,000

(1)  Represents principal payments only.

(2) Leases represent future minimum lease payments under non-cancellable operating leases (primarily the rental of premises). In accordance with accounting principles generally accepted in the United States, the company’s operating leases are not recorded in its balance sheet.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Management believes that the nature of the company’s business is such that there are few, if any, complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

Revenue Recognition

A. Full-Service Cargo Transportation Logistics Management

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

Item 9.	Changes in and Disagreements with Accountants on Accounting andFinancial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Item 9B.    Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Registrant are as follows:

Name	Age	Position

Stephen P. Cesarski	64	President, Chief Operating Officer and Director

James N. Jannello	64	Executive Vice President, Chief Executive Officer and Director

William J. Lally	55	Director

Noel J. Jannello	37	Director and Vice President

Vincent Iacopella	41	Director

Ruth Werra	67	Secretary

Linda Bieler	47	Controller and Chief Financial and Accounting Officer

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

Vincent Iacopella has been the Managing Director of The Janel Group of Los Angeles since 2004, and was the driving force in reorganizing the Los Angeles office into profitable operation. Prior to joining Janel, Mr. Iacopella was the Managing Director and President of the California subsidiary of Delmar Logistics, Inc. Mr. Iacopella is a member of the board of directors of Los Angeles Customs Brokers Freight Forwarders Association, and is the Secretary of The Pacific Coast Council of Customs Brokers and Freight Forwarders Associations, Inc. Mr. Iacopella attended New York University, and is a licensed customs broker.

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

Janel’s Board of Directors does not yet include any "independent" directors, and the company does not have any standing Audit, Compensation or Nominating Committees. The Board of Directors met three times during fiscal 2008.

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2008, 2007, and 2006, the cash compensation paid by the company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the company in all capacities in which they served.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION					LONG-TERM COMPENSATION

NAME AND PRINCIPAL POSITION

						AWARDS	SECURITIES	PAYOUTS
				OTHER ANNUAL		RESTRICTED	UNDERLYING	LTIP	ALL OTHER
	YEAR	SALARY	BONUS	COMPENSATION		STOCK	OPTIONS/ SARS	PAYOUTS	COMPENSATION
		($)	($)	($)		AWARDS ($)		(#)	($)
Stephen Cesarski (1)	2006	179,889		47,680	(1)
President	2007	182,489		50,965	(1)
	2008	183,189		46,627	(1)

James Jannello (2)	2006	187,475		52,318	(2)
Executive Vice President	2007	195,436		46,713	(2)
	2008	199,280		52,987	(2)

Noel J. Jannello (3)	2006	164,460		17,510	(3)
Vice President	2007	169,515		19,192	(3)
	2008	199,680		32,079	(3)

William Lally (4)	2006	117,949	10,000	13,153	(4)
Director	2007	119,188	15,000	14,046	(4)
	2008	108,382		24,689	(4)

Vincent Iacopella (5)	2006	149,266		6,827	(5)
Director	2007	142,200		8,978	(5)
	2008	142,200		18,133	(5)

(1)          Includes $15,991, $13,778, and $15,259 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006 respectively, $28,430, $34,981, and $30,248 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2008, 2007, and 2006 respectively, and $2,206, $2,206, and $2,173 of 401K paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006 respectively.

(2)          Includes $12,165, $11,430, and $13,366 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, $38,421, $32,947, and $36,714 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2008, 2007, and 2006 respectively, and $2,401, $2,336, and $2,238 of 401K paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006 respectively.

(3)          Includes $5,999, $6,000, and $5,995  of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, $24,518, $11,678, and $10,025, for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2008, 2007, and 2006 respectively, and $1,562, $1,514, and $1,487 of 401K paid on behalf of such individual for each fiscal years ended 2008, 2007, and 2006 respectively.

(4)          Includes $24,689, $14,046, and $13,153 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006.

(5)          Includes $3,734, $3,610, and $3,079 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, $12,712, $3,946, and $3,748, for automobile and automobile-related costs, incurred on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006 respectively, and $1,687 and $1,422 of 401K paid on behalf of such individual for the fiscal years ended 2008 and 2007.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding shares of common stock beneficially owned as of January 14, 2009, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock, (ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Stock Outstanding (1)

Stephen P. Cesarski 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	31.56%

James N. Jannello 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	31.56%

William J. Lally 17 West 312th Deer Path Rd. Bensenville, IL 60106	1,000,000	5.73%

Noel J. Jannello 150-14 132nd Avenue Jamaica, NY 11434	25,000	*

Vincent Iacopella	-0-

Ruth Werra 150-14 132nd Avenue Jamaica, NY 11434	25,000	*

Linda Bieler 150-14 132nd Avenue Jamaica, NY 11434	25,000	*

All Officers and Directors as a Group (7 persons)	12,075,000	68.85%

* Less than one percent (1%).

(1) All of these shares are owned of record.

Common Stock

Janel is authorized to issue up to 225,000,000 shares of common stock, $.001 par value each, of which 17,426,661 shares are currently issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares of common stock can elect all of the directors. The company's principal officers, James N. Jannello and Stephen P. Cesarski, collectively own 63.12% of the issued and outstanding common stock and therefore can elect all of the directors. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation,  dissolution or winding up of the company, the owners of common stock are entitled to share all assets remaining available for distribution after the payment of liabilities and after provision has been made for each class stock, if any, having a preference over the common stock as such. The common stock has no conversion, preemptive or other subscription rights, and there are no redemption revisions applicable to the common stock.

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

Transfer Agent.

The company's transfer agent for shares of its Common Stock is Madison Stock Transfer, Inc., Brooklyn, NY 11229.

Item 13.     Certain Relationships and Related Transactions and Director Independence.

Stephen P. Cesarski, Janel’s President and Chief Operating Officer, and James N. Jannello, Janel’s Executive Vice President and Chief Executive Officer, each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong, and jointly own FCL/LCL International, Inc., a New York corporation which is a consolidating indirect carrier executing paperwork for Janel, from which they each receive approximately $10,000 per year. Mr. Jannello also owns 50% of Janel Miami (Florida), which is a franchisee using the Janel name, but in which the company has no equity or other direct economic interest.

As of the fiscal year end of September 30, 2008, James N. Jannello was indebted to the company in the aggregate sum of $139,924, and William J. Lally was indebted in the aggregate amount of $2,650. The officer loan to Mr. Jannello bears interest at 4% per annum. The officer loan to Mr. Lally is non-interest bearing. The officer loans are due on demand.

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

Item 14.     Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. for the annual audit were $30,000, $27,500 for the fiscal years ended September 30, 2008 and 2007, respectively, and their fees for review of the interim financial statements were $15,000 for each of the fiscal years ended September 30, 2008 and 2007.

Financial Information Systems Design and Implementation Fees

Paritz & Company, P.A. did not render any professional services to Janel World Trade, Ltd. for financial information systems design and implementation, as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation  S-X, during the fiscal years ended September 30, 2008 and 2007.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for all other services rendered to Janel World Trade, Ltd. during the fiscal years ended September 30, 2008 and 2007, other than audit services, were $17,375 in the fiscal year ended September 30, 2008, and $6,100 for the fiscal year ended September 30, 2007. These "other fees" were for services related to abandoned acquisitions and tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

	(a)	Financial Statements.

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as at September 30, 2008 and 2007

Consolidated Statement of Operations for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

	(c)	Exhibits.

	2.	Agreement and Plan of Merger dated July 18, 2002 by and among Wine Systems Design, Inc., WSD Acquisition, Inc. and Janel World Transport, Ltd.*(b)

	2.1	Acquisition Agreement dated July 6, 2005 by and among Janel World Trade, Ltd., Freight Wings, Inc. and Harjinder P. Singh.*(d) (The transaction proposed in this document was subsequently cancelled.)

	3 (i)	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) filed on August 31, 2000.*(a)

3 (ii)	By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*(a)

3(iii)	Certificate of Correction of the preferences, rights, qualifications, limitations and restrictions of Series A Convertible Preferred Stock.*(j)

3(iv)	Restated and Amended Articles of Incorporation of Janel World Trade, Ltd.*(j)

4.	Form of Series A Warrant Agreement dated March 10, 2006, and form of Series A Warrant.*(f)

4.1	Certificate of Designation of Series A Convertible Preferred Stock dated January 10, 2007.*(i)

4.2	Certificate of Designation of Series B Convertible Preferred Stock dated October 16, 2007.*(j)

10.1	Janel Stock Option Incentive Plan adopted December 12, 2002.

10.2	Financial Public & Investor Relations Agreement signed March 10, 2006 by Janel World Trade, Ltd. and Strategic Growth International, Inc.*(f)

10.3	Janel World Trade, Ltd. Securities Purchase Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.4	Janel World Trade, Ltd. Registration Rights Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.5	Asset Purchase Agreement among Janel World Trade, Ltd., Janel Newco, Inc. and Order Logistics, Inc. entered into October 18, 2007.*(j)

10.6	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.7	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.8	July 18, 2008 Addendum to the Asset Purchase Agreement between Ferrara International Logistics, Inc. and Janel World Trade, Ltd. dated May 19, 2008. *(l)

23.1	Consent of Paritz & Company, P.A.

23.2	Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.*(c)

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

99.1	January 11, 2006 Janel World Trade, Ltd. earnings release regarding the fiscal year and fourth quarter ended September 30, 2005.*(e)

99.1	August 17, 2006 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three and nine month periods ended June 30, 2006.*(g)

99.1	October 12, 2006 Janel World Trade, Ltd. press release regarding adoption of a stock buy back program.*(h)

99.1	February 20, 2008 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three month period ended December 31, 2008*(m)

99.1	May 16, 2008 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three month period ended March 31, 2008*(n)

*(a)	Incorporated by reference to Exhibits filed as part of the Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.

*(b)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed July 18, 2002.

*(c)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report, filed August 1, 2002.

*(d)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report, filed July 12, 2005.

*(e)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed January 12, 2006.

*(f)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed March 17, 2006.

*(g)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed August 22, 2006.

*(h)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed October 16, 2006.

*(i)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed January 17, 2007.

*(j)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed October 22, 2007.

*(k)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed May 21, 2008.

*(l)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed July 24, 2008.

*(m)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed February 27, 2008.

*(n)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed May 19, 2008.

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

January 14, 2009

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello, Executive Vice President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello	Executive Vice President, Chief Executive	January 14, 2009
James N. Jannello	Officer and Director

/s/ Stephen P. Cesarski	President, Chief Operating Officer	January 14, 2009
Stephen P. Cesarski	and Director

/s/ William J. Lally	Director	January 14, 2009
William J. Lally

/s/ Noel J. Jannello	Vice President and Director	January 14, 2009
Noel J. Jannello

/s/ Vincent Iacopella	Director	January 14, 2009
Vincent Iacopella

/s/ Linda Bieler	Controller and Chief Financial and	January 14, 2009
Linda Bieler	Accounting Officer

/s/ Ruth Werra	Secretary	January 14, 2009
Ruth Werra

Paritz & Company, P.A.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
December 29, 2008

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents ( Note 1)	$2,428,098	$2,469,727
Accounts receivable, net of allowance for doubtful accounts of $129,953 in 2008 and $42,600 in 2007	6,102,205	5,343,958
Marketable securities (Note 3)	52,044	70,880
Loans receivable - officers (Note 4)	142,574	142,440
- related party (Note 5)	-	111,700
- other	25,632	21,994
Prepaid expenses and sundry current assets	228,664	156,802
Tax refund receivable (Note 12)	83,000	-
TOTAL CURRENT ASSETS	9,062,217	8,317,501

Property and equipment, net (Note 6)	303,855	217,528

OTHER ASSETS:
Intangible assets, net (Note 7)	3,300,119	-
Security deposits	50,801	49,035
Deferred income taxes (Note 12)	754,000	-
TOTAL OTHER ASSETS	4,104,920	49,035

	$13,470,992	$8,584,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Convertible promissory notes (Note 8)	$400,000	$-
Note payable – bank (Note 9)	750,000
- other (Note 2A)	125,000
Accounts payable – trade	3,902,719	3,822,677
- related party (Note 5)	143,422
Accrued expenses and taxes payable	303,659	205,555
Current portion of long-term debt (Note 10)	786,308	3,795
TOTAL CURRENT LIABILITIES	6,411,108	4,032,027

OTHER LIABILITIES:
Long-term debt (Note 10)	2,110,237	2,550
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	2,188,805	81,118

STOCKHOLDERS’ EQUITY (Note 11)	4,871,079	4,470,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,470,992	$8,584,064

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
REVENUES (Note 1)	$82,745,383	$74,947,442	$77,220,070

COSTS AND EXPENSES:
Forwarding expenses	72,959,241	66,775,078	69,167,248
Selling, general and administrative	9,536,731	7,624,360	7,299,039
Amortization of intangible assets	702,846	-	-
Stock based compensation	-	-	452,360
TOTAL COSTS AND EXPENSES	83,198,818	74,399,438	76,918,647

OPERATING INCOME (LOSS)	(453,435)	548,004	301,423

OTHER ITEMS:
Impairment loss (Note 2)	(1,812,750)	-	-
Interest and dividend income	43,147	59,175	28,212
Interest expense	(149,389)	(500)	(1,140)
TOTAL OTHER ITEMS	(1,918,992)	58,675	27,072

INCOME (LOSS) BEFORE INCOME TAXES	(2,372,427)	606,679	328,495

Income taxes (credit) (Note 12)	(727,000)	283,700	271,500

NET INCOME (LOSS)	(1,645,427)	322,979	56,995

Preferred stock dividends (Note 11)	15,000	10,833	-

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$(1,660,427)	$312,146	$56,995

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain from available for sale securities	$(25,270)	$8,897	$1,147
Basic earnings (loss) per share	$(.10)	$.02	$.00
Diluted earnings (loss) per share	$(.10)	$.02	$.00
Basic weighted average number of shares outstanding	17,011,278	16,978,142	16,955,329
Diluted weighted average number of shares outstanding	17,431,552	17,378,142	17,179,986

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK
	SHARES	$	SHARES	$	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE-SEPTEMBER 30, 2005	16,843,000	$16,843	-	$-	-	$501,003	$2,721,329	$1,616	$3,240,791

Net income	-	-	-	-	-	-	56,995	-	56,995
Stock based compensation	200,000	200	-	-	-	452,160	-	-	452,360
Other comprehensive gains:
Unrealized gains on available-for- sale marketable securities	-	-	-	-	-	-	-	1,147	1,147
BALANCE-SEPTEMBER 30, 2006	17,043,000	17,043	-	-	-	953,163	2,778,324	2,763	3,751,293
Net income	-	-	-	-	-	-	322,979	-	322,979
Convertible preferred stock issuance net of expenses of $35,605	-	-	1,000,000	1,000	-	463,395	-	-	464,395
Purchase of 137,000 shares treasury stock	-	-	-	-	(65,812)	-	-	-	(65,812)
Dividends to preferred shareholders	-	-	-	-	-	-	(10,833)	-	(10,833)
Other comprehensive gains:
Unrealized gains on available-for- sale marketable securities	-	-	-	-	-	-	-	8,897	8,897
BALANCE-SEPTEMBER 30, 2007	17,043,000	17,043	1,000,000	1,000	(65,812)	1,416,558	3,090,470	11,660	4,470,919
Net loss	-	-	-	-	-	-	(1,645,427)	-	(1,645,427)
Common stock issuance	520,661	521	-	-	-	629,479	-	-	630,000
Convertible preferred stock issuance			285,000	285	-	1,424,715	-	-	1,425,000
Retirement of treasury stock	(137,000)	(137)	-	-	65,812	(65,675)	-	-	-
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Deferred financing charges related to
Issuance of convertible debt	-	-	-	-	-	33,600	-	-	33,600
Purchase of 2,500 shares treasury stock	-	-	-	-	(2,743)	-	-	-	(2,743)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(25,270)	(25,270)
BALANCE-SEPTEMBER 30, 2008	17,426,661	$17,427	1,285,000	$1,285	$(2,743)	$3,438,677	$1,430,043	$(13,610)	$4,871,079

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(1,645,427)	$322,979	$56,995
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	838,674	99,415	107,649
Amortization of imputed interest	13,332	-	-
Deferred income taxes	(754,000)
Stock based compensation	-	-	452,360
Impairment loss	1,812,750	-	-
Changes in operating assets and liabilities:
Accounts receivable	(758,247)	(534,634)	524,990
Tax refund receivable	(83,000)	-	-
Loans receivable	-	(30,124)	(50,558)
Prepaid expenses and sundry current assets	(53,597)	383	-
Accounts payable and accrued expenses	163,146	1,117,750	(490,156)
Security deposits	(1,766)	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(468,135)	975,769	601,280

INVESTING ACTIVITIES:
Acquisition of subsidiaries (Note 2)	(423,867)	-	-
Acquisition of property and equipment, net	(57,036)	(138,844)	(43,478)
Purchase of marketable securities	(6,434)	(2,761)	(2,333)
NET CASH USED IN INVESTING ACTIVITIES	(487,337)	(141,605)	(45,811)

FINANCING ACTIVITIES:
Proceeds received from bank loan	750,000	-	-
Repayment of long-term debt	(84,764)	(7,236)	(8,384)
Repayment (issuance) of loans receivable	(3,772)	(97,736)	1,629
Purchase of treasury stock	(2,743)	(65,812)	-
Proceeds from sale of preferred stock, net of related expenses of $35,605	-	464,395	-
Repayment of loans receivable – related party	111,700	-	-
Proceeds from loans payable – related party	143,422	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	913,843	293,611	(6,755)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,629)	1,127,775	548,714
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	2,469,727	1,341,952	793,238
CASH AND CASH EQUIVALENTS – END OF YEAR	$2,428,098	$2,469,727	$1,341,952
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$177,583	$500	$1,140
Income taxes	$200,788	$294,429	$332,164
Non-cash investing activities:
Unrealized gain (loss) on marketable securities	$(25,270)	$8,897	$1,147
Dividends declared to preferred shareholders	$15,000	$10,833	$-
Issuance of common stock, convertible preferred stock and
notes payable in connection with business acquisitions	$2,941,632	$-	$-
Deferred financing charges	$33,600	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel World Trade Ltd. and Subsidiaries (“the Company” or “Janel”) operates its business as two reportable segments comprised of: A) full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – custom brokerage services, warehousing and distribution services, and other value-added logistics services, and B) computer software sales, support and maintenance.

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

Revenues and revenue recognition

(a)	Full service cargo transportation logistics management

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

(b)	Computer software sales, support and maintenance

The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and the Financial Accounting Standards Board’s (“FASB”), and EITF 00-21, Revenue Agreements with Multiple Deliverables.  Revenue from the sale of the Company’s products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured.  Amounts billed in excess of revenue recognized are recorded as deferred revenue in the balance sheet.

Income per common share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the period.  Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of stock options and warrants.

Comprehensive income

Comprehensive income encompasses all changes in stockholders’ equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities.  As of September 30, 2008, accumulated other comprehensive income consists of unrealized gains on unrestricted available-for-sale marketable equity securities.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Goodwill, other intangibles and long-lived assets

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired.  Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (SFAS 142), requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred.  Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition.  If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value.  The determination of future cash flows, as well as the estimated fair value of long-lived assets, involve significant estimates on the part of management.  In order to estimate the fair value of a long-lived asset, the Company may engage a third-party to assist with the valuation.  If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future. (See Note 2A).

Fair value of financial instruments

The carrying values of cash and cash equivalents, receivables, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

Recent accounting pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 is effective for the Company sixty days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

In March 2008, the FASB issued Statement of Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities.  This statement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  Under SFAS 141R, all business combinations will be accounted for under the acquisition method.  Significant changes, among others, from current guidance resulting from SFAS 141R include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings.  Further, acquisition-related costs will be expensed rather than treated as part of the acquisition.  SFAS 141R is effective for periods beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value.  SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

On September 15, 2006 FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements”.  SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value.  Previously, guidance for applying fair value was incorporated in several accounting pronouncements.  The statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  While the statement does not add any new fair value measurements, it does change current practice.  One such change is a requirement to adjust the value of non-vested stock for the effect of the restriction even if the restriction lapses within one year.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material impact on the financial statements of the Company.

In the opinion of management of the Company, the adoption of these new pronouncements will not have a material effect on the financial position or results of operations of the Company.

2	ACQUISITIONS AND IMPAIRMENT LOSSES

(A)	ORDER LOGISTICS, INC.

On October 18, 2007, Janel World Trade, Ltd. (the “Company”) acquired certain assets of Order Logistics, Inc. (“OLI”) consisting of proprietary technology, intellectual property (including the name “Order Logistics”), office locations and equipment and customer lists for use in the management and expansion of the Company’s international integrated logistics transport services business.  The technology acquired by the Company enables it to integrate all of the different aspects of movement and delivery of goods, making the entire process electronically visible in “real time”.  The Agreement includes non-competition provisions restricting OLI from competing with Janel.

The purchase price for the acquired assets was $3,888,429 and was comprised of $2,338,429 cash paid at closing, the issuance of a $125,000 note payable due March 30, 2008 (see Note 15B) and the issuance of 285,000 restricted shares of Janel’s newly-authorized $.001 par value Series B Convertible Preferred Stock (“Series B”), each share of which is convertible into ten shares of Janel’s $.001 par value common stock at any time after October 18, 2009.  In connection therewith, the Company borrowed $1,700,000 under its existing line of credit and entered into a term loan agreement for $500,000 with a different bank.  The balance of the cash portion was paid from existing cash.

The Company, with the assistance of a third party, performed its annual goodwill impairment test effective as of September 30, 2008 and determined that there was no impairment of the goodwill relating to Order Logistics.  The Company also performed an impairment test on the other identifiable intangible assets acquired relating to Order Logistics and determined that, due to changes in economic circumstances relating to Order Logistics, the carrying value of certain intangible assets exceeded their estimated undiscounted future cash flows and their eventual disposition.  Accordingly, the Company recorded an impairment loss of $1,812,750 representing the write-off of:

Customer relationships	$414,451
Software valuation	508,299
Development agreement	890,000
$1,812,750

(B)	FERRARA INTERNATIONAL LOGISTICS, INC.

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

The purchase price for the acquired assets was $2,077,070 (including transaction costs of $85,438 and net of imputed interest of $108,368), comprised of a $600,000 payment by the Company at closing, the issuance of 520,661 restricted shares of the Company’s $0.001 common stock (the “Shares”) valued at $630,000, based upon the $1.21 per share closing price of the Company’s common stock in the Over-The-Counter market on the Friday immediately preceding the closing date, a non-interest bearing $435,000 payment due one year after closing, and a non-interest bearing $435,000 payment due three years after the closing.  The Company has imputed interest on these obligations at 7% per annum.  The Company issued $400,000 of fixed rate convertible promissory notes to unrelated third parties, in part, fund this acquisition (see Note 8).  The balance of the cash portion was paid from existing cash.

If the aggregate earnings of the Business before interest, taxes, depreciation and amortization (“EBITDA”) for the three years immediately following the closing fails to equal $2,100,000, the Company will be entitled to a reduction of the purchase price in an amount equal to three times the total three year EBITDA shortfall (the “Shortfall”).  If the final note is not sufficient to satisfy the Shortfall, the appropriate number of Shares, valued at the closing market price on the third anniversary of the closing date, will be cancelled and returned to the Company’s authorized and unissued stock.

The compensation payable to Ferrara pursuant to the Sales Agreement is contingent upon the aggregate EBITDA of the Business for the three years immediately following the closing exceeding $2,100,000, in which event the Company will pay Ferrara 40% of the excess amount for that period, and for the following three years pay Ferrara 40% of the excess amount of annual EBITDA exceeding $700,000.

(C)	PURCHASE PRICE ALLOCATION

In accordance with the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations”, the Company allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, and the acquisition of a talented workforce.

The consideration has been allocated as follows:

	ORDER LOGISTICS, INC.	FERRARA INTERNATIONAL LOGISTICS, INC.

Tangible assets:
Furniture and equipment	$165,117	$-

Intangible assets:
Identifiable intangibles, subject to amortization	3,260,000	1,530,000
Goodwill	463,312	547,070
	3,723,312	2,077,070

Purchase price	$3,888,429	$2,077,070

The following table provides unaudited pro forma results of operations for the fiscal years ended September 30, 2008 and 2007 as if the acquisitions had been consummated as of the beginning of each period presented.  The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies.  Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

(Unaudited)	Pro Forma Results
(Dollars in Millions except per share data)	Year ended September 30,
	2008	2007

Revenues	$86,735	$83,977

Loss before income taxes (exclusive of impairment loss for 2008)	$(33)	$(323)

Fully diluted earnings per share	$(.01)	$(.02)

3	MARKETABLE SECURITIES

Marketable securities consist of the following:

	Cost	Unrealized Holding Gains (Losses)	Fair Value

As of September 30, 2008:
Mutual Funds	$77,314	$(25,270)	$52,044

As of September 30, 2007:
Mutual Funds	$61,983	$8,897	$70,880

4	LOANS RECEIVABLE – OFFICERS

The loans receivable – officers bear interest at 4% per annum and are due on demand.

5	LOAN RECEIVABLE (PAYABLE) – RELATED PARTY

The loan receivable (payable) – related party is due from a company owned by Janel’s President and Executive Vice President.  The loan bears interest at 6% per annum and is due on demand.

6	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30,
	2008	2007	Life

Furniture and fixtures	$230,780	$77,108	5-7 years
Computer equipment	524,694	489,410	5 years
	755,474	566,518
Less accumulated depreciation and amortization	451,619	348,990
	$303,855	$217,528

7	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	Order Logistics, Inc.		Ferrara International Logistics, Inc.

Customer relationships	$110,000	8 years	$1,530,000	9.5 years
Software valuation	350,000	5 years	-
Development agreement	340,000	3 years	-
Goodwill	463,312		547,070
	1,263,312		2,077,070
Less accumulated amortization	-		40,263
	$1,263,312		$2,036,807

A summary of the changes in intangible assets is as follows:

	Order Logistics, Inc.	Ferrara International Logistics, Inc.

Balance – beginning of year	$-	$-
Acquisitions	3,723,312	2,077,070
Amortization	(647,250)	(40,263)
Impairment loss	(1,812,750)	-
Balance – end of year	$1,263,312	$2,036,807

8	CONVERTIBLE PROMISSORY NOTES

In July 2008 the Company issued $400,000 of fixed rate convertible promissory notes which are due in July 2009 and bear interest at a weighted average interest rate of 8.25% per annum, payable at maturity.  The Company has the right to pay the principal and interest on these notes in cash or in shares of the Company’s common stock at a weighted average conversion price of $.88 per share.  The Company has the right, at its option and at any time prior to the maturity, to convert all or a part of the principal and interest due on this note into Conversion Shares at a weighted average conversion price of $.88 per share.  In addition, if the notes are converted prior to or at maturity, the Company will issue the lender five-year warrants to purchase 15% of the amount of the note exercisable at $1.25 per share.   If the notes are not paid in full prior to maturity, they will convert into common shares at a weighted average conversion price of $.88 per share.  If the Company pays the notes in cash, it will issue the number of additional shares of common stock to the holders of the note equal to 15% of the face value of the note.

In connection with the issuance of these notes, the Company issued 52,500 two year warrants which are exercisable at $2.00 per share and 7,500 five year warrants which are exercisable at $1.25 per share.  In addition, the Company paid the placement agent of the notes $40,000 and issued 40,000 five year warrants exercisable at $2.00.

The fair value of all the warrants as determined using the Black Scholes Option Pricing Model was $33,600, which amount was classified as a deferred finance charge and is being amortized over the term of the notes.

9	NOTE PAYABLE – BANK

The Company has an available line of credit with a bank pursuant to which it may borrow up to $1,500,000.  Advances under this facility bear interest at prime minus .75%.  All borrowings are personally guaranteed by the president and executive vice president of the Company.  The line is secured by a blanket lien on the assets of the Company.  As of September 30, 2008 borrowings under this credit line totaled $750,000.

10	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,
	2008	2007

Term loan payable in monthly installments of $20,238, plus interest at the bank’s prime rate plus .75% per annum, or LIBOR plus 2% per annum with a final payment April 1, 2013. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by certain stockholders of the Company.	$1,619,048	$-

Non-interest bearing note payable, net of imputed interest, in payments of $435,000 in July 2009 and July 2011 (see Note 2B).	774,964	-

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	500,000	-

Other	2,533	6,345
	2,896,545	6,345
Less current portion	786,308	3,795
	$2,110,237	$2,550

These obligations mature as follows:

2009	$786,308
2010	381,996
2011	823,876
2012	256,741
2013	242,856
Thereafter	404,768
$2,896,545

11	STOCKHOLDERS’ EQUITY

Janel is authorized to issue 225,000,000 shares of common stock, par value $.001.  In addition, the Company is authorized to issue 5,000,000 shares of preferred stock, par value $.001.  The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by the Company’s board of directors or a duly authorized committee thereof, without stockholder approval.  The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series.

As of September 30, 2008 there were 1,000,000 shares of Series A Convertible Preferred Stock issued and 285,000 shares of Series B Convertible Preferred Stock issued and outstanding.

A.	Issuance of convertible preferred stock

(1)           On January 10, 2007, the Company sold one million unregistered shares of newly-authorized $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total of $500,000.  The shares are convertible into shares of Janel’s $0.001 par value common stock at any time on a one-share for one-share basis.

(2)           See Note 2 in connection with the issuance of Series B Preferred Stock.

B.	Stock repurchase program

On October 12, 2006, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions.  The repurchase plan may be suspended by the Company at any time.  As of September 30, 2008, 139,500 shares of the Company’s common stock have been repurchased under the plan at a cost of $68,555.

12	INCOME TAXES

Income taxes consist of the following:

	Year Ended September 30,
	2008	2007	2006

Federal - current	$(83,000)	$187,000	$182,000
- deferred	(754,000)	-	-
State and local	110,000	96,700	89,500
	$(727,000)	$283,700	$271,500

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

	Year Ended September 30,
	2008	2007	2006

Federal taxes (credits) at statutory rates	$(811,160)	$207,700	$111,700
Non-deductible expenses	11,560	12,200	100,700
State and local taxes, net of Federal benefit	72,600	63,800	59,100

	$(727,000)	$283,700	$271,500

The deferred tax asset represents the tax effect of timing differences relating to amortization of intangible assets and the related impairment loss.

13	PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing and 401(k) plan covering substantially all full-time employees.  The expense charged to operations for the years ended September 30, 2008, 2007, and 2006 aggregated approximately $30,000, $28,000 and $25,000, respectively.

14	RENTAL COMMITMENTS

The Company conducts its operations from leased premises.  Rental expense on operating leases for the years ended September 30, 2008, 2007 and 2006 was approximately $404,000, $331,000 and $324,000, respectively.

Future minimum lease commitments (excluding renewal options) under noncancelable leases are as follows:

Year ended September 30, 2009	$397,000
2010	223,000
2011	162,000
2012	111,000
2013	20,000

15	RISKS AND UNCERTAINTIES

(a)	Currency risks

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

(b)	Concentration of credit risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash and receivables from customers.  The Company places its cash with financial institutions that have high credit ratings.  The receivables from clients are spread over many customers.  The Company maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition.

(c)	Legal proceedings

(1)           Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business.  While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

(2)           On February 11, 2008, The Company filed a lawsuit in the United States District Court for the Southern District of New York against defendants World Logistics Services, Inc. (“World Logistics”), a Delaware Corporation formerly known as “Order Logistics, Inc.”; Richard S. Francis (“Francis”), the President of World Logistics; and Brian P. Griffin (“Griffin”), who was the Chief Executive Officer of World Logistics when Janel completed an acquisition in October 2007 of certain World Logistics assets.

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

In May 2008, the defendants filed a motion to the court asking it to dismiss the case based upon the defendants’ claim that the complaint “fails to state a claim upon which relief may be granted”.  The Company, in turn, filed a brief in opposition to the defendants’ motion showing that it is meritless and should be denied. The motion has not yet been decided.

(d)	Relationships with officers

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

These relationships involve actual or potential conflicts of interest between Janel and its officers.

(e)	Concentration of sales

Sales to one customer aggregated approximately 16.5%, 19.9% and 13.5% of consolidated sales for the years ended September 30, 2008, 2007 and 2006, respectively.  Amounts due from this customer aggregated $162,000, $860,000 and $705,000 at September 30, 2008, 2007 and 2006 respectively.

16	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	First	Second	Third		Fourth
Fiscal 2008
Net sales	$20,067,346	$18,281,961		$19,962,837		$24,433,239
Operating income (loss)	56,531	(181,097)		(192,647)		(136,222)
Net income (loss)	22,049	(162,820)		(153,829)		(1,350,827)

Per share data (1):
Basic earnings per share	$0.001	$(0.010)		$(0.009)		$(0.080)
Diluted earnings per share	$0.001	$(0.010)	$	(0.009)	$	(0.008)

Fiscal 2007
Net sales	$16,727,869	$18,303,590		$18,851,199		$21,064,784
Operating income (loss)	79,257	52,378		227,434		188,935
Net income (loss)	52,198	37,018		140,490		93,273

Per share data (1):
Basic earnings per share	$0.003	$0.005		$0.008		$0.006
Diluted earnings per share	$0.003	$0.005		$0.008		$0.005

(1) earnings per share were computed independently for each of the periods presented.  Therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

17	BUSINESS SEGMENT INFORMATION

Prior to the acquisition of Order Logistics, Inc. in October, 2007 (See Note 2A), the Company operated in one reportable segment which was full service cargo transportation logistics management.  Commencing with the acquisition of Order Logistics, Inc, the Company began operating in a second reportable segment which is supplying computer software sales, support and maintenance.

The following table presents financial information about the Company’s reportable segments as of and for the year ended September 30, 2008.

	Consolidated	Transportation Logistics	Computer Software

Total revenues	$82,745,383	$82,261,746	$483,637
Net revenues	$9,786,142	$9,302,505	$483,637
Operating income (loss)	$(453,435)	$719,798	$(1,173,233)
Identifiable assets	$13,470,992	$11,879,833	$1,591,159
Capital expenditures	$222,153	$54,789	$167,364
Equity	$4,871,079	$7,809,919	$(2,938,840)