Form 10-Q
period 2008-12-31
JANEL WORLD TRADE LTD
filed 2009-02-17
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008

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

Large accelerated filer ☐                 Accelerated filer ☐                Non-Accelerated filer ☒

            Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

            State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:  17,426,661.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

(a)   Janel’s unaudited, interim financial statements for its first fiscal quarter (the three months ended December 31, 2008) have been set forth below. Management’s discussion and analysis of the company’s financial condition and the results of operations for the third quarter will be found at Item 2, following the financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2008	SEPTEMBER 30, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,531,702	$2,428,098
Accounts receivable, net of allowance for doubtful
accounts of $89,495 at December 31, 2008 and
$129,953 at September 30, 2008	5,941,065	6,102,205
Marketable securities	41,435	52,044
Loans receivable - officers	144,383	142,574
- other	24,817	25,632
Prepaid expenses and sundry current assets	208,915	228,664
Tax refund receivable	83,000	83,000
TOTAL CURRENT ASSETS	7,975,317	9,062,217

PROPERTY AND EQUIPMENT, NET	275,146	303,855

OTHER ASSETS:
Intangible assets, net	3,210,587	3,300,119
Security deposits	50,801	50,801
Deferred income taxes	810,000	754,000
TOTAL OTHER ASSETS	4,071,388	4,104,920

TOTAL ASSETS	$12,321,851	$13,470,992

CURRENT LIABILITIES:
Convertible promissory note	$400,000	$400,000
Note payable - bank	750,000	750,000
- other	125,000	125,000
Accounts payable - trade	3,249,255	3,902,719
- related party	1,653	143,422
Accrued expenses and taxes payable	166,105	303,659
Current portion of long-term debt	804,083	786,308
TOTAL CURRENT LIABILITIES	5,496,096	6,411,108

OTHER LIABILITIES:
Long-term debt	2,014,738	2,110,237
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	2,093,306	2,188,805

STOCKHOLDERS’ EQUITY	4,732,449	4,871,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,321,851	$13,470,992

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2008	2007

REVENUES	$21,266,128	$20,067,346

COSTS AND EXPENSES:
Forwarding expenses	18,976,688	17,548,463
Selling, general and administrative	2,277,613	2,300,540
Amortization of intangible assets	107,931	161,812
	21,362,232	20,010,815

OPERATING INCOME (LOSS)	(96,104)	56,531

OTHER ITEMS:
Interest and dividend income	3,876	17,254
Interest expense	(58,262)	(33,636)
TOTAL OTHER ITEMS	(54,386)	(16,382)

INCOME (LOSS) BEFORE INCOME TAXES	(150,490)	40,149

Income taxes (credit)	(35,000)	18,100

NET INCOME (LOSS)	(115,490)	22,049

Preferred stock dividends	3,750	3,750

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$(119,240)	$18,299

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized loss from available for sale securities	$(10,867)	$(7,008)
Basic earnings (loss) per share	$(.01)	$.0011
Fully diluted earnings (loss) per share	$(.01)	$.0011
Basic weighted number of shares outstanding	17,514,738	16,906,000
Fully diluted weighted number of shares outstanding	17,914,738	17,306,000

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE – SEPTEMBER 30, 2008	17,426,661	$17,427	1,285,000	$1,285	$(2,743)	$3,438,677	$1,430,043	$(13,610)	$4,871,079

Net income	-	-	-			-	(115,490)	-	(115,490)

Purchase of 12,676 shares of treasury stock	-	-	-	-	(8,523)	-	-	-	(8,523)

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(10,867)	(10,867)

BALANCE – DECEMBER 31, 2008	17,426,661	$17,427	1,285,000	$1,285	$(11,266)	$3,438,677	$1,310,803	$(24,477)	$4,732,449

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE – SEPTEMBER 30, 2007	17,043,000	$17,043	1,000,000	$1,000	$(65,812)	$1,416,558	$3,090,470	$11,660	$4,470,919

Net income	-	-	-			-	22,049	-	22,049

Convertible preferred stock issuance	-	-	285,000	285	-	1,424,715	-	-	1,425,000

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(7,008)	(7,008)

BALANCE – DECEMBER 31, 2007	17,043,000	$17,043	1,285,000	$1,285	$(65,812)	$2,841,273	$3,108,769	$4,652	$5,907,210

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(115,490)	$22,049
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	123,164	193,136
Amortization of imputed interest	11,715	-
Deferred income taxes	(56,000)	(44,900)
Changes in operating assets and liabilities:
Accounts receivable	161,140	(252,721)
Loans receivable	-	(5,955)
Prepaid expenses and sundry current assets	19,751	91,536
Accounts payable and accrued expenses	(794,768)	(315,545)
NET CASH USED IN OPERATING ACTIVITIES	(650,488)	(312,400)

INVESTING ACTIVITIES:
Acquisition of intangible assets	-	(2,173,312)
Acquisition of property and equipment, net	(4,925)	(171,496)
Purchase of marketable securities	(258)	(6,438)
NET CASH USED IN INVESTING ACTIVITIES	(5,183)	(2,351,246)

FINANCING ACTIVITIES:
Proceeds received from bank loan	-	1,700,000
Repayment of long-term debt	(89,439)	(946)
Repayment (issuance) of loans receivable	(994)	-
Purchase of treasury stock	(8,523)	-
Repayment of loans payable – related party	(141,769)	-
Issuance of long-term debt	-	500,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(240,725)	2,199,054

DECREASE IN CASH AND CASH EQUIVALENTS	(896,396)	(464,592)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,428,098	2,469,727
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,531,702	$2,005,135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,979	$20,747
Income taxes	$21,000	$30,988
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$(10,867)	$(7,008)
Dividends declared to preferred stockholders	$(3,750)	$(3,750)
Issuance of convertible preferred stock and note
payable issued in connection with business acquisition	$-	$1,550,000

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Unaudited)

1	BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company=s Form 10-K as filed with the Securities and Exchange Commission on or about January 14, 2009.

2	BUSINESS SEGMENT INFORMATION

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

Three Months Ended December 31, 2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$21,266,128	$21,143,054	$123,074
Net revenues	$2,289,440	$2,166,366	$123,074
Operating income (loss)	$(96,104)	$31,459	$(127,563)
Identifiable assets	$12,321,851	$10,863,223	$1,458,628
Capital expenditures	$4,925	$4,925	$-
Depreciation and amortization	$134,879	$72,222	$62,657
Equity	$4,732,449	$7,818,108	$(3,085,659)

Three Months Ended December 31, 2007	Consolidated	Transportation Logistics	Computer Software

Total revenues	$20,067,346	$19,812,047	$255,299
Net revenues	$2,518,883	$2,263,584	$255,299
Operating income (loss)	$56,531	$186,255	$(129,724)
Identifiable assets	$12,032,614	$8,015,340	$4,017,274
Capital expenditures	$171,496	$6,379	$165,117
Depreciation and amortization	$193,136	$23,068	$170,068
Equity	$5,907,210	$6,036,934	$(129,724)

3	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	September 30, 2008

Term loan payable in monthly installments of $20,238, plus interest at the bank’s prime rate plus .75% per annum, or LIBOR plus 2% per annum with a final payment April 1, 2013. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by certain stockholders of the Company.	$1,558,334	$1,619,048

Non-interest bearing note payable of $435,000 due in July 2009 and July 2011 net of imputed interest.	786,679	774,964

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	472,222	500,000

Other	1,586	2,533
	2,818,821	2,896,545
Less current portion	804,083	786,308
	$2,014,738	$2,110,237

These obligations mature as follows:

2009	$804,083
2010	381,996
2011	802,976
2012	242,856
2013	242,856
Thereafter	344,054
$2,818,821

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

Overview

The following discussion and analysis addresses the results of operations for the three months ended December 31, 2008, as compared to the results of operations for the three months ended December 31, 2007. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments comprised of 1) full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, warehousing and distribution services, and other value-added logistics services, and 2) computer software sales, support and maintenance.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenue.  Revenue for the first quarter of fiscal 2009 was $21,266,128, as compared to $20,067,346 for the same period of fiscal 2008, a year-over-year increase of $1,198,782, or 6.0%. The increased level of revenue resulted principally from an increase of $1,331,007, or 6.7%, in transportation logistics revenue due to a greater level of overall shipping activity by existing customers, primarily related to ocean imports, partially offset by a decrease of $132,225, or 51.8%, from the Company’s computer software segment (See Note 2 to financial statements).

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

For the first quarter of fiscal 2009, forwarding expense increased by $1,428,225, or 8.1%, to $18,976,688, as compared to $17,548,463 for the first quarter of fiscal 2008. The percentage increase in forwarding expense was slightly more than the 6.7% increase in transportation logistics revenue year-over-year, yielding an unfavorable increase of 1.2 percentage points in the measure of forwarding expense as a percentage of transportation logistics revenue to 89.8% in the first quarter of fiscal 2009, from 88.6% for the first fiscal quarter of 2008.  This is principally the result of a higher proportion of revenue generated in the 2009 quarter from ocean freight shipments (which carry a lower average profit margin) in the Company’s transportation logistics segment.

Selling, General and Administrative Expense.  Selling, general and administrative expense in first quarter of fiscal 2009 decreased by $(22,927), or (1.0)%, to $2,277,613, as compared to $2,300,540 in the first quarter of fiscal 2008. The year-over-year dollar decrease in SG&A primarily resulted from both an increased level of financial controls which the Company has specifically implemented to contain computer software-related administrative expenses, as well as from a reduction in corporate headcount during the 2009 quarter. As a result, SG&A as a percentage of revenue decreased by 75 basis points from 11.46% in the first quarter of fiscal 2008, to 10.71% in the first quarter of fiscal 2009.

Income (Loss) Before Taxes.  Janel’s results for the first quarter of fiscal 2009 fell from an income before taxes of $40,149 in the first quarter of fiscal 2008, to a loss before taxes of $(150,490) in the first quarter of fiscal 2009, a decrease of $(190,639), or (474.8)%. The principal reason for the decrease in income before taxes was the decline in net revenue (gross transportation logistics revenue minus forwarding expense) as a percentage of gross transportation logistics revenue, as discussed above. In its 2008 fiscal fourth quarter, the Company booked an impairment loss of $1,812,750 relative to intangible assets associated with its earlier acquisition of Order Logistics, Inc., in October 2007. As a result of this write-down, amortization of intangible assets declined by $53,881 year-over-year in first quarter 2009 as compared to first quarter 2008, and was a partial offset to decline in net revenue margin.

Income Taxes.  The effective income tax rate in both the 2009 and 2008 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).  Net loss available to common shareholders for the first quarter of fiscal 2009 was $(119,240), or $0.(0.01) per fully diluted share, as compared to net income available to common shareholders of $18,299, or $0.0011 per fully diluted share, in the first quarter of fiscal 2008.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the three months ended December 31, 2008, Janel’s net working capital (current assets minus current liabilities) decreased by approximately $(171,888), or (6.5)%, reflecting an decrease in cash of approximately $(896,000), and a decrease in accounts receivable of approximately $(161,000).  The asset declines were largely offset by lower accounts payable of approximately $795,000. Janel’s cash flow performance for the quarter is not necessarily indicative of future cash flow performance.

In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because cash flow had become adequate for financing its receivables, and because it obtained a reduced interest rate. During the first quarter of 2008, to help finance the Company’s acquisition of certain assets of Order Logistics, Inc., the Company borrowed $1,700,000 (including a temporary increase of $200,000) under this existing line of credit. The $1,700,000 was then converted to a term loan bearing interest at prime plus three-quarters of one percent (0.75%) per annum and collateralized by substantially all assets of Janel and personal guarantees of certain shareholders of the company. The Company also issued a note payable in the amount of $125,000.  In addition, Janel entered into a term loan agreement with a different bank in the amount of $500,000 bearing interest at prime minus one-half of one percent (0.50%) per annum and collateralized by substantially all the assets of a subsidiary of the Company. The company then renewed its line of credit with the bank for $1,500,000. Advances under this facility bear interest at prime minus three-quarters of one percent (0.75%). As of December 31,2008 borrowings under this credit line totaled $750,000.  To finance the acquisition of certain assets of Ferrara International Logistics, Inc the Company issued a non-interest bearing note payable, net of imputed interest, with payments of $435,000 in July 2009 and July 2011 (see Note 2 to financial statements).

Management believes that anticipated cash flow are sufficient to meet its current working capital and operating needs. However, the Company is also proceeding with its comprehensive growth strategy for fiscal 2008 and beyond, which encompasses a number of potential elements, as discussed below under “Current Outlook.” To successfully execute several of these growth strategy elements in the coming months, the Company may need to secure additional financing estimated at up to $10,000,000. There is no assurance that such additional capital as necessary to execute the Company’s business plan and intended growth strategy will be available or, if available, will be extended to the Company at mutually acceptable terms.

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

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the three months ended December 31, 2008, and its current expectations for the remainder of fiscal 2009, Janel projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2009, will grow by approximately 7-10% to approximately $88-$91 million.

Janel is continuing to implement its business plan and strategy to increase revenue and profitability through its fiscal year ending September 30, 2009 and beyond. The Company’s strategy, some of which has been implemented, includes plans to: open additional branch offices both domestically and in Southeast Asia; increase profit margins by avoiding low-margin business; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the Company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its efforts to reduce current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

B. Computer Software Sales, Support and Maintenance

The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of the SEC's Staff Accounting bulletin ("SAB") No. 104, Revenue Recognition, and the Financial Accounting Standards Board's ("FASB"), and EITF 00-21, Revenue Agreements with Multiple Deliverables.  Revenue from the sale of the Company's products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the balance sheet."

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 11, 2008, Janel filed a lawsuit in the United States District Court for the Southern District of New York against World Logistics Services, Inc. (“World Logistics”), Richard S. Francis ("Francis”), the President of World Logistics, and Brian P. Griffin (“Griffin”), who was the Chief Executive Officer of World Logistics when Janel completed an acquisition in October 2007 of certain World Logistics assets consisting of proprietary technology, intellectual property, office equipment, and customer lists for Janel's exclusive use in the management and expansion of Janel’s international integrated logistics transport services business. The technology was acquired by Janel to enable it to integrate the tracking of all of the different aspects of the production, movement and delivery of goods, making the entire process electronically visible in “real time” by both its managers and clients. Additional information regarding the lawsuit is reported in Janel's Form 10-K report filed with the SEC on January 14, 2009.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(a)           There have been no sales of unregistered equity securities by the Company during the first fiscal quarter ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate DollarValue) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	10-1-08/ 10-31-08 9363	.714083	9363	151,137

Month #2 (identify beginning and ending dates)	11-1-08/ 11-30-08 3313	.554528	3313	147,824
Month #3 (identify beginning and ending dates)	12-1-08/ 12-31-08 -0-	-0-	-0-	147,824
Total	12,676	.672382	12,676	147,824

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

(b)           Reports on Form 8-K.  The Company did not file any report on Form 8-K during the first fiscal quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2009

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
Chief Executive Officer