Form 10-Q
period 2009-03-31
JANEL WORLD TRADE LTD
filed 2009-05-15
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒.	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

            Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    No ☒

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:  17,426,661.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(a)   Janel’s unaudited, interim financial statements for its second fiscal quarter (the three and six months ended March 31, 2009) have been set forth below. Management’s Discussion and Analysis of the Company’s Financial Condition and the Results of Operations for the second fiscal quarter will be found at Item 2, following the financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,324,206	$2,428,098
Accounts receivable, net of allowance for doubtful accounts of $105,556 at March 31, 2009 and $129,953 at September 30, 2008	4,101,968	6,102,205
Marketable securities	38,522	52,044
Loans receivable - officers	146,215	142,574
- other	19,584	25,632
Prepaid expenses and sundry current assets	221,001	228,664
Tax refund receivable	83,000	83,000
TOTAL CURRENT ASSETS	6,934,496	9,062,217

PROPERTY AND EQUIPMENT, NET	248,451	303,855

OTHER ASSETS:
Intangible assets, net	3,121,075	3,300,119
Security deposits	50,801	50,801
Deferred income taxes	946,000	754,000
TOTAL OTHER ASSETS	4,117,876	4,104,920

TOTAL ASSETS	$11,300,823	$13,470,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Convertible promissory note	$400,000	$400,000
Note payable – bank	750,000	750,000
- other	125,000	125,000
Accounts payable – trade	2,330,158	3,902,719
- related party	3,023	143,422
Accrued expenses and taxes payable	445,803	303,659
Current portion of long-term debt	807,970	786,308
TOTAL CURRENT LIABILITIES	4,861,954	6,411,108

OTHER LIABILITIES:
Long-term debt	1,919,238	2,110,237
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	1,997,806	2,188,805

STOCKHOLDERS’ EQUITY	4,441,063	4,871,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,300,823	$13,470,992

 See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	SIX MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2009	2008	2009	2008

REVENUES	$38,417,901	$38,349,307	$17,151,773	$18,281,961

COSTS AND EXPENSES:
Forwarding expenses	34,088,675	33,483,443	15,111,987	15,934,980
Selling, general and administrative	4,607,086	4,666,805	2,311,073	2,366,265
Amortization of intangible assets	179,062	323,625	89,531	161,813
TOTAL COSTS AND EXPENSES	38,874,823	38,473,873	17,512,591	18,463,058

OPERATING LOSS	(456,922)	(124,566)	(360,818)	(181,097)

OTHER ITEMS:
Interest and dividend income	11,380	28,915	7,504	11,661
Interest expense	(109,683)	(63,120)	(51,421)	(29,484)
TOTAL OTHER ITEMS	(98,303)	(34,205)	(43,917)	(17,823)

LOSS BEFORE INCOME TAXES	(555,225)	(158,771)	(404,735)	(198,920)

Income taxes (credits)	(155,000)	(18,000)	(120,000)	(36,100)

NETLOSS	(400,225)	(140,771)	(284,735)	(162,820)

Preferred stock dividends	7,500	7,500	3,750	3,750

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(407,725)	$(148,271)	$(288,485)	$(166,570)

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain(loss) from available for sale securities	$(13,768)	$(15,150)	$(2,901)	$(8,142)
Basic earnings (loss) per share	$(.02)	$(.0088)	$(.02)	$(.0099)
Fully diluted earnings (loss) per share	$(.02)	$(.0086)	$(.02)	$(.0096)
Basic weighted number of shares outstanding	17,513,130	16,906,000	17,511,485	16,906,000
Fully diluted weighted number of shares outstanding	17,913,130	17,306,000	17,911,485	17,306,000

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								ACCUMULATED
	CAPITAL STOCK		PREFERRED STOCK			ADDITIONAL		OTHER
					TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE – SEPTEMBER 30, 2008	17,426,661	$17,427	1,285,000	$1,285	$(2,743)	$3,438,677	$1,430,043	$(13,610)	$4,871,079

Net loss	-	-	-			-	(400,225)	-	(400,225)

Purchase of 12,676 shares of treasury stock	-	-	-	-	(8,523)	-	-	-	(8,523)

Dividends to preferred shareholders	-	-	-	-	-	-	(7,500)	-	(7,500)

Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(13,768)	(13,768)

BALANCE – MARCH 31, 2009	17,426,661	$17,427	1,285,000	$1,285	$(11,266)	$3,438,677	$1,022,318	$(27,378)	$4,441,063

 See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								ACCUMULATED
	CAPITAL STOCK		PREFERRED STOCK			ADDITIONAL		OTHER
					TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE – SEPTEMBER 30, 2007	17,043,000	$17,043	1,000,000	$1,000	$(65,812)	$1,416,558	$3,090,470	$11,660	$4,470,919

Net income	-	-	-			-	(140,771)	-	(140,771)

Convertible preferred stock issuance	-	-	285,000	285	-	1,424,715	-	-	1,425,000

Dividends to preferred shareholders	-	-	-	-	-	-	(7,500)	-	(7,500)

Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(15,150)	(15,150)

BALANCE – MARCH 31, 2008	17,043,000	$17,043	1,285,000	$1,285	$(65,812)	$2,841,273	$2,942,199	$(3,490)	$5,732,498

 See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(400,225)	$(140,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	246,684	387,282
Amortization of imputed interest	23,430	-
Deferred income taxes	(192,000)	(67,000)
Changes in operating assets and liabilities:
Accounts receivable	2,000,236	(77,366)
Loans receivable	-	(11,810)
Prepaid expenses and sundry current assets	7,665	11,714
Accounts payable and accrued expenses	(1,437,917)	(803,230)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	247,873	(701,181)

INVESTING ACTIVITIES:
Acquisition of intangible assets	-	(2,173,313)
Acquisition of property and equipment	(12,238)	(189,297)
Purchase of marketable securities	(245)	(6,434)
NET CASH USED IN INVESTING ACTIVITIES	(12,483)	(2,369,044)

FINANCING ACTIVITIES:
Proceeds received from bank loan	-	1,700,000
Repayment of long-term debt	(192,767)	-
Repayment (issuance) of loans receivable	2,407	(1,893)
Repurchase of treasury stock	(8,523)	-
Repayment of loans payable – related party	(140,399)	-
Issuance of long-term debt	-	500,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(339,282)	2,198,107

DECREASE IN CASH AND CASH EQUIVALENTS	(103,892)	(872,118)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,428,098	2,469,727
CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,324,206	$1,597,609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$42,855	$63,120
Income taxes	$76,973	$151,448
Non-cash financing activities:
Unrealized loss on marketable securities	$(13,768)	$(15,150)
Dividends declared to preferred stockholders	$(7,500)	$(7,500)
Issuance of convertible preferred stock and note payable in connection with business acquisition	$-	$1,550,000

 See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
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

Six Months Ended		Transportation	Computer
March 31, 2009	Consolidated	Logistics	Software

Total revenues	$38,417,901	$38,258,193	$159,708
Net revenues	$4,329,226	$4,169,518	$159,708
Operating income (loss)	$(456,922)	$(116,411)	$(340,511)
Identifiable assets	$11,300,823	$9,933,727	$1,367,096
Capital expenditures	$12,240	$10,702	$1,538
Depreciation and amortization	$270,114	$144,756	$125,358
Equity	$4,441,063	$7,769,264	$(3,328,201)

Six Months Ended		Transportation	Computer
March 31, 2009	Consolidated	Logistics	Software

Total revenues	$38,349,307	$38,031,108	$318,199
Net revenues	$4,865,864	$4,547,665	$318,199
Operating income (loss)	$(124,566)	$323,183	$(447,749)
Identifiable assets	$11,373,020	$7,623,097	$3,749,923
Capital expenditures	$189,297	$22,816	$166,481
Depreciation and amortization	$387,282	$47,077	$340,205
Equity	$5,732,498	$6,180,247	$(447,749)

Three Months Ended March 31, 2009	Consolidated	Transportation Logistics	Computer Software

Total revenues	$17,151,773	$17,115,139	$36,634
Net revenues	$2,039,786	$2,003,152	$36,634
Operating income (loss)	$(360,818)	$(147,870)	$(212,948)
Identifiable assets	$11,300,823	$9,933,727	$1,367,096
Capital expenditures	$7,315	$5,777	$1,538
Depreciation and amortization	$135,235	$72,534	$62,701
Equity	$4,441,063	$7,769,264	$(3,328,201)

Three Months Ended March 31, 2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$18,281,961	$18,219,061	$62,900
Net revenues	$2,346,981	$2,284,081	$62,900
Operating income (loss)	$(181,097)	$499,122	$(318,025)
Identifiable assets	$11,373,020	$7,623,097	$3,749,923
Capital expenditures	$17,801	$16,437	$1,364
Depreciation and amortization	$194,146	$24,010	$170,136
Equity	$5,732,498	$6,180,247	$(447,749)

3           LONG-TERM DEBT

  Long-term debt consists of the following:

	March 31, 2009	September 30, 2008

Term loan payable in monthly installments of $20,238, plus interest at the bank’s prime rate plus .75% per annum, or LIBOR plus 2% per annum with a final payment April 1, 2013. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by certain stockholders of the Company.	$1,497,619	$1,619,048

Non-interest bearing note payable of $435,000 due in July 2009 and July 2011 net of imputed interest.	798,394	774,964

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	430,555	500,000

Other	640	2,533
	2,727,208	2,896,545
Less current portion	807,970	786,308
	$1,919,238	$2,110,237

These obligations mature as follows:

2009	$807,970
2010	381,996
2011	768,193
2012	242,856
2013	242,856
Thereafter	283,337
$2,727,208

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Janel’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel’s Annual Report on Form 10-K filed with the SEC on January 15, 2009.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

The following discussion and analysis addresses the results of operations for the three and six months ended March 31, 2009, as compared to the results of operations for the three and six months ended March 31, 2008. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments comprised of: 1) full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, warehousing and distribution services, and other value-added logistics services, and 2) computer software sales, support and maintenance.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue.  Revenue for the second quarter of fiscal 2009 was $17,151,773, as compared to $18,281,961 for the same period of fiscal 2008, a year-over-year decrease of $(1,130,188), or (6.2)%. For the three months of fiscal 2009, transportation logistics accounted for revenue of $17,115,139, while computer software revenue was $36,634, generated during the quarter from the Company’s October 18, 2007 acquisition of certain assets of World Logistics, Inc. (formerly named "Order Logistics Inc"). The decreased level of transportation logistics revenue reflected the relative weakening of the U.S. economy year-over-year, and the consequent softening of shipping activity by existing customers between the two periods. Computer software-related revenue during the period was also negatively affected from the Company’s earlier closing of former World Logistics operations in South Carolina, which were then consolidated into the Company’s Chicago operations, and from the continuing cutbacks the Company has made in that business segment.

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

For the second quarter of fiscal 2009, forwarding expense decreased by $822,993, or 5.2%, to $15,111,987, as compared to $15,934,980 for the second quarter of fiscal 2008. The percentage decrease in forwarding expense was less than the percentage decrease in transportation logistics revenue, down (6.1)% year-over-year, yielding a unfavorable increase of 0.9 percentage points in the measure of forwarding expense as a percentage of revenue to 88.1% in the second quarter of fiscal 2009, from 87.2% for the second fiscal quarter of 2008.  This is principally the result of ocean freight shipments in the fiscal 2009 quarter accounting for a higher proportion of the overall shipping activity (versus airfreight) as compared to the fiscal 2008 quarter.

Selling, General and Administrative Expense.  Selling, general and administrative expense in second quarter of fiscal 2009 decreased by $55,192, or 2.3%, to $2,311,073, as compared to $2,366,265 in the second quarter of fiscal 2008. The year-over-year absolute dollar decrease in SG&A primarily resulted from cutbacks made as part of the Company’s ongoing austerity program, during which personnel positions have been eliminated, workweek reductions have been implemented and all additional overhead expenses have been tightly monitored.  In addition, the Company paid lower aggregate commissions commensurate with the quarter’s lower level of transportation revenue. Nonetheless, primarily because of the lower revenue base, SG&A as a percentage of revenue increased by 53 basis points from 12.94% in the second quarter of fiscal 2008 to 13.47% in the second quarter of fiscal 2009.

Income (Loss) Before Taxes.  Janel’s results declined from a loss before taxes of $(198,920) in the second quarter of fiscal 2008 to a loss before taxes of $(404,735) in the second quarter of fiscal 2009.  Second quarter 2009 charges of $89,531 related to amortization of intangible assets pertaining essentially to the Company’s asset acquisition in October 2007, and interest expense during the fiscal 2009 second quarter of $51,421, pertaining principally to acquisition financing, partially accounted for the reported quarterly pretax loss.

Income Taxes.  The effective income tax rate in both the 2009 and 2008 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).  Net loss available to common shareholders for the second quarter of fiscal 2009 was $(288,485), or $(0.02) per fully diluted share, as compared to net loss available to common shareholders of $(166,570), or $(0.0096) per fully diluted share, in the second quarter of fiscal 2008.  The same principal factors as described above for the second fiscal quarter 2009 loss before taxes contributed to the period’s net loss.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Revenue.  Revenue for the six months ended March 31, 2009 was $38,417,901, as compared to $38,349,307 for the same period of fiscal 2008, a year-over-year increase of $68,594, or 0.2%. The higher level of revenue primarily reflected a small aggregate net year-over-year gain as the higher year-over-year first-quarter revenue was not entirely offset by the second quarter’s year-over-year revenue decline resulting from the reduced level of shipping activity as a consequence of the weakness in the U.S. economy.  For the six months of 2009, transportation logistics accounted for revenue of $38,258,193, while computer software revenue was $159,708.

Forwarding Expense. For the six months ended March 31, 2009, forwarding expense was $34,088,675, as compared to $33,483,443 for the same period of fiscal 2008, a year-over-year increase of $605,232, or 1.8%. The percentage increase was greater than the increase in transportation logistics revenue, up 0.6%, for the six months ended March 31, 2009 as compared to fiscal 2008, resulting in forwarding expense as a percentage of revenue climbing marginally to 88.7% as compared to the year-earlier 87.3%, a worsening of 1.4 percentage points.  This is principally the result of ocean freight shipments (with lower margins) in the fiscal 2009 six months accounting for a higher proportion (versus airfreight) of the half’s overall shipping activity than in the prior year six months.

Selling, General and Administrative Expense.  For the six-month periods ended March 31, 2009 and 2008, selling, general and administrative expenses were $4,607,086 (11.99% of revenue) and $4,666,805 (12.17%), respectively. This represents a year-over-year decrease of $59,719, or 1.3%. The year-over-year absolute dollar decrease in SG&A primarily reflects second quarter savings as a result of cutbacks made as part of the Company’s ongoing austerity program, during which personnel positions have been eliminated, workweek reductions have been implemented and all additional overhead expenses have been tightly monitored.

Income (Loss) Before Taxes. Janel reported a loss before taxes of $(555,225) for the six months ended March 31, 2009 as compared to loss before taxes of $(158,771) for the six months ended March 31, 2008.  First half 2009 charges, which included $179,062 related to amortization of intangible assets, which pertained essentially to the Company’s asset acquisition in October 2007 and interest expense of $109,683, pertaining principally to acquisition financing, accounted for approximately half the reported six-months’ pretax loss.

Income Taxes.  The effective income tax rate in both the 2009 and 2008 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income.  Janel reported net loss available to common shareholders for the six months ended March 31, 2009 of $(407,725), or $(0.02) per diluted share, down an additional $259,454 as compared to a net loss available to common shareholders of $(148,271), or $(0.0086) per diluted share, for the six months ended March 31, 2008. The same principal factors as described above for the first half 2009 loss before taxes contributed to the period’s net loss.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the six months ended March 31, 2009, Janel’s net working capital (current assets minus current liabilities) decreased by $578,567, or 21.8%, from $2,651,109 at September 30, 2008, to $2,072,542 at March 31, 2009.  This decline reflected decreases in cash and cash equivalents and accounts receivable of approximately $104,000 and $2,000,000, respectively, and an increase in accrued expenses and taxes payable of approximately $142,000, only partially offset by lower accounts payable of approximately $1,713,000. Janel’s cash flow performance for the six months is not necessarily indicative of future cash flow performance.

In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because cash flow had become adequate for financing its receivables, and because it obtained a reduced interest rate. During the first quarter of fiscal 2008, to help finance the Company’s acquisition of certain assets of Order Logistics, Inc., the Company borrowed $1,700,000 (including a temporary increase of $200,000) under this existing line of credit.  The $1,700,000 was then converted to a term loan bearing interest at prime plus three-quarters of one percent (0.75%) per annum and collateralized by substantially all assets of Janel and personal guarantees of certain shareholders of the Company. The Company also issued a note payable in the amount of $125,000.  In addition, Janel entered into a term loan agreement with a different bank in the amount of $500,000 (approximately $430,600 of which was outstanding as of March 31, 2009) bearing interest at prime minus one-half of one percent (0.50%) per annum and collateralized by substantially all the assets of a subsidiary of the Company.  The Company then renewed its line of credit with the bank for $1,500,000. Advances under this facility bear interest at prime minus three-quarters of one percent (0.75%). As of March 31, 2009, borrowings under this credit line totaled $750,000.  To finance the acquisition of certain assets of Ferrara International Logistics, Inc. the Company issued a non-interest bearing note payable, net of imputed interest, with payments of $435,000 in July 2009 and July 2011.

Management believes that anticipated cash flow is sufficient to meet its current working capital and operating needs. However, the Company is also proceeding with its comprehensive growth strategy for fiscal 2009 and beyond, which encompasses a number of potential elements, as discussed below under “Current Outlook.” To successfully execute several of these growth strategy elements in the coming months, the Company may need to secure additional financing estimated at up to $10,000,000. There is no assurance that such additional capital as necessary to execute the Company’s business plan and intended growth strategy will be available or, if available, will be extended to the Company at mutually acceptable terms.

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

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the six months ended March 31, 2009, and its current expectations for the remainder of fiscal 2009, Janel projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2009, will approximate the level reported for fiscal 2008.  The Company expects to revisit its full-year projection subsequent to the end of its fiscal third quarter ended September 30, 2009.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 1.  Legal Proceedings.

On February 11, 2008, Janel filed a lawsuit in the United States District Court for the Southern District of New York against World Logistics Services, Inc. (“World Logistics”), Richard S. Francis ("Francis”), the former President of World Logistics, and Brian P. Griffin (“Griffin”), who was the Chief Executive Officer of World Logistics in October 2007 when Janel completed an acquisition of certain World Logistics assets consisting of proprietary technology, intellectual property, office equipment, and customer lists for Janel's exclusive use in the management and expansion of Janel’s international integrated logistics transport services business. The technology was acquired by Janel to enable it to integrate the tracking of all of the different aspects of the production, movement and delivery of goods, making the entire process electronically visible in “real time” by both its managers and clients.

The company's complaint alleges that the defendants committed securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and common law fraud, conversion, unjust enrichment, and breach of the covenant of good faith and fair dealing, all in violation of New York State Law.

In May 2008, the defendants filed a motion to dismiss the case based upon the defendants' claim that the complaint "fails to state a claim upon which relief may be granted." The company filed a brief opposing the defendants' motion. In March 2009, the court entered an order denying the defendants motions to dismiss in their entirety. In April 2009 the defendants filed answers to the company's complaint, and counterclaimed that the company breached agreements and withheld payments due to the defendants. In May 2009, the company filed replies denying each of the counterclaims as meritless.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(a)           Not applicable.

(c)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	1-1-09/1-31-09 -0-	-0-	-0-	147,824
Month #2 (identify beginning and ending dates)	2-1-09/2-28-09 -0-	-0-	-0-	147,824
Month #3 (identify beginning and ending dates)	3-1-09/3-31-09 -0-	-0-	-0-	147,824
Total	-0-	-0-	-0-	147,824

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the first fiscal quarter ended March 31, 2009.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b)     Reports on Form 8-K.  The Company filed a report on Form 8-K during the second fiscal quarter ended March 31, 2009 on January 28, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2009

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello