Form 10-K/A
period 2008-09-30
JANEL WORLD TRADE LTD
filed 2009-07-24
CIK 1133062

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $4,173,120 (last sale as of 3/31/08).

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:  18,013,332

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

Janel conducts its business through a network of company-operated facilities and independent agent relationships in most trading countries, principally China, Korea, Vietnam, India, Bangladesh, Japan, Oman, Guatemala, Honduras, Australia, England, France, Italy and Germany. During fiscal 2007 (Janel’s fiscal year ends September 30), the company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $82.7 million in fiscal 2008, $74.9 million in fiscal 2007 and $77.2 million in 2006. In fiscal 2008, approximately 70% of revenue related to import activities (unchanged from 2007), 5% to export, 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking (unchanged from 2007). By operating segment, total 2008 revenue was comprised $82.3 million for transportation logistics and $0.5 million for computer software. By market, the company’s revenue in fiscal 2008 derived from four principal industries: consumer wearing apparel/textiles - approximately 35% (unchanged from 2007); machines/machine parts - approximately 10% (unchanged from 2007); household appliances - approximately 20% (unchanged from 2007); and sporting goods and accessories – approximately 10% (unchanged from 2007).

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

The company operates out of eight leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Champaign, Illinois, Elk Grove Village (Chicago, Illinois); Downers Grove (Chicago, Illinois); Forest Park (Atlanta, Georgia); Inglewood (Los Angeles, California); and Miami, Florida (Janel Group of Los Angeles Miami Branch). Each Janel office is managed independently, with each manager having over 20 years experience with the company (except for Champaign, which was recently acquired).  Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the company’s network. Janel’s former President, Stephen P. Cesarski, and its Executive Vice President, James N. Jannello, each personally own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong. Janel Miami (Florida) and Janel Bangkok (Thailand) operate only as franchises under the Janel name, but are not otherwise affiliated with the company’s corporate network. Mr. Jannello, Janel’s Executive Vice President, owns 50% of the Janel Miami office.

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

James N. Jannello and William J. Lally are principally responsible for the marketing of the company's services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

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

Failure to Comply with a Debt Service Coverage Ratio Covenant in the Company's Credit Agreement with its Bank could result in accelerated Payment of all Obligations to the Bank, which could Adversely affect the Company's Business Operations.

The company at year-end had outstanding borrowings of approximately $750,000 on a line note, and  $1,700,000 on a term loan under a Credit Agreement with J.P. Morgan Chase Bank, N.A., which requires a Debt Service Coverage Ratio with respect to the cash flow available to meet interest and principal payments on the outstanding debt. Although the company is current in its repayments under the Credit Agreement, it does not currently meet the required ratio, which results in a technical default under the agreement. The bank could accelerate full payment of the company's borrowings based upon the technical default, which could adversely affect the company's business operations. However, as of the date of this prospectus, the bank has been accommodating to the company, and has not exercised any of its rights under the Debt Service Coverage Ratio covenant

The Terrorist Attacks on September 11, 2001, and their Aftermath, Have Created Economic, Political and Regulatory Uncertainties, Some of Which May Materially Harm Our Business and Prospects and Our Ability to Conduct Business in the Ordinary Course.

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

Our Success Depends on the Efforts of Our Founders and Other Key Managers and Personnel.

Our founder, James N. Jannello, continues to serve as Executive Vice President and Chief Executive Officer, and William J. Lally serves as President and Chief Operating Officer. We believe that our success is highly dependent on the continuing efforts of Mr. Jannello and the other executive officers and key employees, as well as our ability to attract and retain other skilled managers and personnel. None of our officers or key employees are subject to employment contracts. The loss of the services of any of our key personnel could have a material adverse effect on us.

Janel’s Officers and Directors Control the Company.

The officers and directors of the company control the vote of approximately 67% of the outstanding shares of common stock. The company's stock option plan provides 1,600,000 shares of common stock regarding which options may be granted to key employees of the company. As a result, the officers and directors of the company control the election of the company's directors and will have the ability to control the affairs of the company.  Furthermore, they will, by virtue of their control of a large majority of the voting shares, have controlling influence over, among other things, the ability to amend the company's Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the company, including the acceptance or rejection of any proposals relating to a merger of the company or an acquisition of the company by another entity.

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

Janel leases all of its office facilities. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2010, and an annual base rent of $145,500. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which is being renewed to expire February 28, 2013, with an annual rent of $42,690 for 2005, which increases at the rate of 3% per year of the lease. The company also has the use of a small office in a Ferrara warehouse in Hillside, New Jersey, without charge. Janel’s Elk Grove Illinois office occupies approximately 2,063 square feet with an additional 800 square feet of warehouse space under a lease which expires November 30, 2009, with an annual rent of $40,536. Janel’s Downers Grove, Illinois office occupies approximately 2,095 square feet under a lease which expires October 31, 2011, with an annual rent of $37,710. Janel’s Champaign, Illinois office occupies approximately 1,200 square feet under a lease which expires August 31, 2009, with an annual rent of $18,435. Janel’s Miami, Florida office occupies approximately 506 square feet under a lease which expires August 31, 2010, with an annual rent of $10,593. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires in August 31, 2009 with an annual rent of $30,066 which increases to $30,968 on September 1, 2008. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires in June 2012 with an annual rent of $72,000 through December 31, 2008, with annual increases based upon the CPI with a limit of up to 4.5% per year. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

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

At July 23, 2009, the company had 57 holders of record and approximately 630 beneficial holders of its shares of common stock. On July 23, 2009, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $.77 per share.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	7-1-08/ 7-31 -08 -0-	-0-	-0-	163,000
Month #2 (identify beginning and ending dates)	8 -1-08/ 8 -31 -08 2500	1.0972	2500	160, 500
Month #3 (identify beginning and ending dates)	9-1-08/ 9- 30 -08 -0-	-0-	-0-	160, 500
Total	2500	1.0972	2500	160,500

Item 6.	Selected Financial Data.

	Year Ended September 30,
	2008	2007	2006	2005	2004

Revenue	$82,745,383	$74,947,442	$77,220,070	$73,484,334	$69,981,639

Net Income (Loss)	$(1,658,219)	$322,979	$56,995	$430,019	$264,355

Net Income (Loss) per common share	$0.(0.10)	$0.02	$0.00	$0.03	$0.02

Total Assets	$13,412,727	$8,584,064	$6,743,091	$6,731,129	$7,030,489

Long-Term Obligations	$2,188,805	$81,118	$84,905	$92,140	$100,530

Cash Dividends Declared per common share	N/A	N/A	N/A	N/A	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Selling, General and Administrative Expense. Selling, general and administrative expense increased $1,952,371, or 25.6%, to $9,576,731 in fiscal 2008, as compared to $7,624,360 in fiscal 2007. As a percentage of revenue, SG&A expense in fiscal 2008 was 11.57% as compared to 10.17% as a percentage of revenue in fiscal 2007. The year-over-year dollar increase in SG&A resulted from a general increase in most categories of SG&A expenses in fiscal 2008, including the addition of up to ten persons principally in operational capacities as compared to fiscal 2007, primarily related to the company’s asset acquisition transactions with Order Logistics, Inc. in October 2007, and with Ferrara International Logistics, Inc. in July 2008.

Income (Loss) Before Taxes. Loss before taxes in fiscal 2008 was $(2,385,219), which represented a year-to-year decrease of $(2,991,898), or (593.2)%, as compared to income before taxes of $606,679 in fiscal 2007.  The principal reasons for the 2008 loss were nonrecurring pretax charges of $687,513 and of $1,812,750 related to amortization of intangible assets and to impairment of identifiable intangible assets, respectively, the former primarily and the latter wholly associated with the company’s asset acquisition transaction with Order Logistics, Inc. in October 2007.

Income Taxes (Credit). . The effective income tax rates in fiscal 2008 (a credit) and fiscal 2007 are (30)% and 47%, respectively.

Net Income (Loss). For fiscal 2008, Janel reported a net loss of $(1,658,219), a decrease of $(1,981,198), or (713.4)%, as compared to the reported net income of $322,979 in fiscal 2007. Janel’s net profit (loss) margin (net loss as a percent of net revenue) was (16.94)% in fiscal 2008 as compared to a net profit margin of 3.95% in fiscal 2007. The principal reasons for the decrease were the extraordinary charges related to amortization and impairment taken in 2008, as noted above.

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

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control.  During the 12 months ended September 30, 2008, Janel’s net working capital (total current assets less total current liabilities) decreased by $1,680,757, primarily as a result of an aggregate increase in notes payable of $1,275,000 and an increase in the current portion of long-term debt of $782,513.

For the 12 months ended September 30, 2008, Janel’s primary source of cash from operating activities was a substantial aggregate increase in accounts payable and accrued expenses of $331,695, more than offset by the increase in its accounts receivable of $758,247. During fiscal 2008, the company largely financed its two acquisitions through the use of net cash and through borrowings under its existing credit lines and the issuance of notes and restricted equity.  The purchase price for Order Logistics was $3,888,429 and for Ferrara International Logistics $2,077,070.

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

In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit increased to $3,000,000. In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000 because its cash flow is adequate for financing its receivables, and it obtained a reduced interest rate. At September 30, 2008, Janel had increased year-over-year its available borrowing under a term note of $1,700,000, bearing interest at prime plus three-quarters of one percent (0.75%) per annum, collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company.

In May 2009, Janel, its subsidiaries and affiliated companies, together with James N. Jannello and Stephen Cesarski, entered into a forbearance agreement with J.P. Morgan Chase Bank, N.A. (the Agreement") to resolve a default on the part of the Company in: (a) making timely payment upon maturity of a promissory note due to the bank (the "Line Note") in the sum of $750,000 on March 31, 2009 (messrs. Jannello and Cesarski are guarantors of payment of the Line Note); and (b) the Debt Service Coverage Ratio covenant in the Credit Agreement with the bank. The Agreement provides that the bank will refrain from exercising its collection rights against the company and guarantors, provided that the company delivers full payment of all principal, interest and late fees due to the bank on the Line Note, amounting to approximately $252,000.00, on or before July 31, 2009.

The Agreement also provides that beginning May 22, 2009, interest on the Line Note, and on a Term Note in the principal sum of $1,457,142.80, will accrue at a rate per annum which will equal the CD Floating Rate plus three percent (3.0%) based upon the actual number of days the principal is outstanding over a year of 360 days. The company is required to furnish the bank with a projection of monthly cash receipts and disbursements prepared and certified by the company’s chief financial officer for the twelve (12) month period beginning July 2009. The company may not prepay any indebtedness to any person without the prior written consent of the bank. If the company or the guarantors default in payment of the amounts required to be paid to the bank under the terms of the Agreement or the loan documents, if a petition for bankruptcy under any chapter of the United States bankruptcy code or any other debt relief law against the company or the guarantors, or any other judicial action is taken with respect to the company or the guarantors by any creditor, if any representation or warranty made to the bank by the company in untrue, incorrect or misleading in any material respect, if any judgment is filed against or with respect to any collateral securing the company’s obligations to the bank in excess of $100,000.00, or there is any substantial impairment of the prospect of the company’s full ,satisfaction of its obligations to the bank or substantial impairment of the value of the collateral or the priority of the bank's security interest in or lien upon any collateral, the forbearance will be terminated, and all outstanding obligations will be immediately due and payable at the bank's sole option. However, the company will continue to be in technical default of the terms of the Term Note while it is not in compliance with the Debt Service Coverage Ratio covenant in the Credit Agreement with the bank.

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

Based upon the results for the fiscal year ended September 30, 2008, and its current operations, Janel conservatively projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2009 will approximate the level reported for fiscal 2008. The company expects to revisit its full-year projection subsequent to the end of its fiscal third quarter ended June 30, 2009.

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

Contractual Obligations and Commitments

The following table presents, as of September 30, 2008, the company’s significant fixed and determinable contractual obligations, by payment date. All long-term debt interest fluctuates with the changes in the prime rate. Further discussion of the nature of the obligations is included in Notes 8 and 12 to the Consolidated Financial Statements:

Years Ended September 30,
	2009	2010	2011	2012	2013	Thereafter
Long term debt due as follows (1): Principal	$786,000	$382,000	$824,000	$257,000	$243,000	$405,000
Interest	$144,000	$106,000	$80,000	$43,000	$30,000	$18,000

Operating lease obligations (2)	$397,000	$223,000	$162,000	$111,000	$20,000
_____________________
(1)  Represents principal and estimated interest payments only.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Registrant are as follows:

Name	Age	Position

William J. Lally	55	President, Chief Operating Officer and Director

James N. Jannello	64	Executive Vice President, Chief Executive Officer and Director

Stephen P. Cesarski	64	Director, and President Emeritus

Noel J. Jannello	37	Director and Vice President

Vincent Iacopella	41	Director

Ruth Werra	67	Secretary

Linda Bieler	47	Controller and Chief Financial and Accounting Officer

 William J. Lally was elected President and Chief Operating Officer on May 18, 2009, upon the retirement of Stephen P. Cesarski after 31 years of service as President and Chief Operating Officer. Mr. Lally was initially employed by Janel in New York City in 1975 and moved to Chicago, Illinois in 1979, where he is the President of the Janel Group of Illinois, Inc. Mr. Lally became a director of the company in July 2002.

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

Stephen P. Cesarski is a director of Janel with a great deal of experience in sales, marketing and the export side of the company's business. He served as the President and Chief Operating Officer of Janel from 1978 to his retirement in May 2009.

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

Item 11.	Executive Compensation - Discussion and Analysis

    The primary objective of our compensation and benefits program is to attract, motivate and retain our quality executive talent, and support our business goals. Our executive compensation structure is linked to the achievement of our goals for growth and profitability.

Our compensation approach is necessarily tied to our stage of development as a company. Historically, our compensation program has been characterized by below-median cash compensation and below-median equity compensation, when compared with public companies in our business group. Our board of directors review and approve executive compensation, bonus, and benefits policies on a case-by-case basis, often based on the recommendation of our chief executive officer as the result of his subjective assessment.

Compensation of Directors

Our directors are reimbursed for their reasonable expenses as a member of the board of directors, but they do not receive any compensation for serving as such.

Employment Agreements

We have not entered into any employment agreements with our officers and directors. We do not contemplate entering into any employment agreements until such time as the board of directors concludes that such agreements would be appropriate under the circumstances.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole.

We do not have a policy regarding the consideration of any director candidates, which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officer’s insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

(a)	understands generally accepted accounting principles and financial statements;
(b)	is able to assess the general application of such principles in connection withaccounting for estimates, accruals and reserves;
(c)	has experience preparing, auditing, analyzing or evaluating financial statementscomparable to the breadth and complexity to our financial statements;
(d)	understands internal controls over financial reporting; and
(e)	understands audit committee functions.

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2008, 2007, and 2006, the cash compensation paid by the company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the five other most highly compensated executive officers of the company in all capacities in which they served.

JANEL WORLD TRADE LTD.  AND SUBSIDIARIES
SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION					LONG-TERM COMPENSATION
NAME AND
PRINCIPAL
POSITION						AWARDS	SECURITIES	PAYOUTS
				OTHER ANNUAL		RESTRICTED	UNDERLYING	LTIP	ALL OTHER
	YEAR	SALARY	BONUS	COMPENSATION		STOCK	OPTIONS/ SARS	PAYOUTS	COMPENSATION
		($)	($)	($)		AWARDS ($)		(#)	($)
Stephen P. Cesarski (1)	2006	179,889		47,680	(1)
President Emeritus & Director	2007	182,489		50,965	(1)
	2008	183,189		46,627	(1)

James N. Jannello (2)	2006	187,475		52,318	(2)
Executive Vice President	2007	195,436		46,713	(2)
	2008	199,280		52,987	(2)

Noel J. Jannello (3)	2006	164,460		17,510	(3)
Vice President	2007	169,515		19,192	(3)
	2008	199,680		32,079	(3)

William J. Lally (4)	2006	117,949	10,000	13,153	(4)
President & Director	2007	119,188	15,000	14,046	(4)
	2008	108,382		24,689	(4)

Vincent Iacopella (5)	2006	149,266		6,827	(5)
Director	2007	142,200		8,978	(5)
	2008	142,200		18,133	(5)

Linda Bieler (6)	2006	108,900		5,364	(6)
Chief Financial Officer	2007	112,150		5,804	(6)
	2008	114,750		5,399	(6)

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

(3)          Includes $5,999, $6,000, and $5,995  of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, $24,518, $11,678, and $10,025, for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2008, 2007, and 2006 respectively, and $1,562, $1,514, and $1,487 of 401K paid on behalf of such individual for each of the  fiscal years ended 2008, 2007, and 2006 respectively.

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

(6)          Includes $3,965, $4,402, and $4,331 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, and $1,434, $1,402 and $1,033 of 401K paid on behalf of such individual for the fiscal years ended 2008, 2007 and 2006.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management,
And Related Stockholder Matters.

The following table sets forth certain information regarding shares of common stock beneficially owned as of July 23, 2009, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock, (ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Stock Outstanding

Stephen P. Cesarski 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	(1)	30.53%

James N. Jannello 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	(1)	30.53%

William J. Lally 17 West 312th Deer Path Rd. Bensenville, IL 60106	1,000,000	(1)	5.55%

Sands Brothers Venture Capital, LLC (2) 90 Park Avenue - 31st Floor New York, NY 10010	1,000,000		5.55%

Noel J. Jannello 150-14 132nd Avenue Jamaica, NY 11434	25,000	(1)	*

Vincent Iacopella 150-14 132nd Avenue Jamaica, NY 11434	-0-

Ruth Werra 150-14 132nd Avenue Jamaica, NY 11434	25,000	(1)	*

Linda Bieler 150-14 132nd Avenue Jamaica, NY 11434	25,000	(1)	*

All Officers and Directors as a Group (7 persons)	12,075,000	(1)	67%
__________________________

* Less than one percent (1%).

(1) All of these shares are owned of record.

(2) Sands Brothers Venture Capital, LLC is one of four affiliated Sands Brothers Venture entities which collectively own 1,000,000 shares of Janel Series A Convertible Preferred Stock, which is convertible into Janel common stock, and are therefore beneficial owners of an aggregate of 1,000,000 shares of Janel common stock. Scott Baily, the Chief Operating Officer of each the Sands Brothers Venture Capital companies, has investment control over the shares held by these companies.

Common Stock

Janel is authorized to issue up to 225,000,000 shares of common stock, $.001 par value each, of which 18,013,332 shares are currently issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares of common stock can elect all of the directors. The company's principal officers and directors, James N. Jannello, William J. Lally, Noel J. Jannello and Stephen P. Cesarski, collectively own 66.76% of the issued and outstanding common stock and therefore can elect all of the directors. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation,  dissolution or winding up of the company, the owners of common stock are entitled to share all assets remaining available for distribution after the payment of liabilities and after provision has been made for each class stock, if any, having a preference over the common stock as such. The common stock has no conversion, preemptive or other subscription rights, and there are no redemption revisions applicable to the common stock.

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

Transfer Agent.

The company's transfer agent for shares of its Common Stock is Madison Stock Transfer, Inc., Brooklyn, NY 11229.
.
Item 13.         Certain Relationships and Related Transactions and Director Independence.

Stephen P. Cesarski, a director and Janel’s former President and Chief Operating Officer, and James N. Jannello, Janel’s Executive Vice President and Chief Executive Officer, each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong, and jointly own FCL/LCL International, Inc., a New York corporation which is a consolidating indirect carrier executing paperwork for Janel, from which they each receive approximately $10,000 per year. Mr. Jannello also owns 50% of Janel Miami (Florida), which is a franchisee using the Janel name, but in which the company has no equity or other direct economic interest.

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

Item 14.         Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. for the annual audit were $40,000, $30,000 for the fiscal years ended September 30, 2008 and 2007, respectively, and their fees for review of the interim financial statements were $15,000 for each of the fiscal years ended September 30, 2008 and 2007.

            Financial Information Systems Design and Implementation Fees

Paritz & Company, P.A. did not render any professional services to Janel World Trade, Ltd. for financial information systems design and implementation, as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation  S-X, during the fiscal years ended September 30, 2008 and 2007.

            All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for all other services rendered to Janel World Trade, Ltd. during the fiscal years ended September 30, 2008 and 2007, other than audit services, were $12,375 in the fiscal year ended September 30, 2008, and $1,100 for the fiscal year ended September 30, 2007. These "other fees" were for services related to abandoned acquisitions and tax services.

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

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as at September 30, 2008 and 2007

Consolidated Statement of Operations for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(c)          Exhibits.

2.	Agreement and Plan of Merger dated July 18, 2002 by and among Wine Systems Design, Inc., WSD Acquisition, Inc. and Janel World Transport, Ltd.*(b)

2.1	Acquisition Agreement dated July 6, 2005 by and among Janel World Trade, Ltd., Freight Wings, Inc. and Harjinder P. Singh.*(d) (The transaction proposed in this document was subsequently cancelled.)

3 (i)	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) filed on August 31, 2000.*(a)

3 (ii)	By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*(a)

3(iii)	Certificate of Correction of the preferences, rights, qualifications, limitations and restrictions of Series A Convertible Preferred Stock.*(j)

3(iv)	Restated and Amended Articles of Incorporation of Janel World Trade, Ltd.*(j)

4.	Form of Series A Warrant Agreement dated March 10, 2006, and form of Series A Warrant.*(f)

4.1	Certificate of Designation of Series A Convertible Preferred Stock dated January 10, 2007.*(i)

4.2	Certificate of Designation of Series B Convertible Preferred Stock dated October 16, 2007.*(j)

4.3	Form of the Series B Warrant Agreement dated August 27, 2008, and the Form of the Series B Warrant.

10.1	Janel Stock Option Incentive Plan adopted December 12, 2002.

10.2	Financial Public & Investor Relations Agreement signed March 10, 2006 by Janel World Trade, Ltd. and Strategic Growth International, Inc.*(f)

10.3	Janel World Trade, Ltd. Securities Purchase Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.4	Janel World Trade, Ltd. Registration Rights Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.5	Asset Purchase Agreement among Janel World Trade, Ltd., Janel Newco, Inc. and Order Logistics, Inc. entered into October 18, 2007.*(j)

10.6	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.7	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.8	July 18, 2008 Addendum to the Asset Purchase Agreement between Ferrara International Logistics, Inc. and Janel World Trade, Ltd. dated May 19, 2008. *(l)

10.9	Sands Brothers Series A Convertible Preferred Stock Purchase Agreement dated January 10, 2007.

10.10	Sands Brothers Series A Convertible Preferred Stock Registration Rights Agreement dated January 10, 2007.

10.11	Form of the Convertible Term Note Subscription Agreement.

10.12	Form of the Convertible Term Note.

10.13	Form of the Convertible Term Note Registration Rights Agreement.

10.14	Form of the Series B Warrant Agreement dated August 27, 2008.

10.15	Form of the Placement Agent Agreement and Addendum dated July 17, 2008.

10.16	Form of the JPMorgan Chase Bank, N.A. Forbearance Agreement dated May 22, 2009.

23.1	Consent of Paritz & Company, P.A.

23.2	Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.*(c)

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

99.1	January 11, 2006 Janel World Trade, Ltd. earnings release regarding thefiscal year and fourth quarter ended September 30, 2005.*(e)

99.1	August 17, 2006 Janel World Trade, Ltd. press release regarding theconsolidated financial results for the three and ninemonth periods ended June 30, 2006.*(g)

99.1	October 12, 2006 Janel World Trade, Ltd. press release regarding adoptionof a stock buy back program.*(h)

99.1	February 20, 2008 Janel World Trade, Ltd. press release regarding theconsolidated financial results for the three month period ended December31, 2008*(m)

99.1	May 16, 2008 Janel World Trade, Ltd. press release regarding theconsolidated financial results for the three month period ended March31, 2008*(n)
_________________________
*(a)	Incorporated by reference to Exhibits filed as part of the Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.

*(b)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed July 30, 2002.

*(c)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report, filed August 1, 2002.

*(d)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report, filed July 12, 2005.

*(e)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed January 12, 2006.

*(f)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed March 17, 2006.

*(g)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed August 22, 2006.

*(h)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed October 16, 2006.

*(i)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed January 17, 2007.

*(j)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed October 22, 2007.

*(k)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed May 22, 2008.

*(l)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed July 24, 2008.

*(m)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed February 28, 2008.

*(n)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed May 22, 2008.

(d)	Financial Statement Schedules.

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

July 23, 2009

JANEL WORLD TRADE, LTD.
By:	/s/ James N. Jannello
James N. Jannello, Executive Vice President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello	Executive Vice President, Chief Executive	July 23, 2009
James N. Jannello	Officer and Director

/s/ William J. Lally	President, Chief Operating Officer	July 23, 2009
William J. Lally	and Director

/s/ Stephen P. Cesarski	Director	July 23, 2009
Stephen P. Cesarski

/s/ Noel J. Jannello	Vice President and Director	July 23, 2009
Noel J. Jannello

/s/ Vincent Iacopella	Director	July 23, 2009
Vincent Iacopella

/s/ Linda Bieler	Controller and Chief Financial and	July 23, 2009
Linda Bieler	Accounting Officer

/s/ Ruth Werra	Secretary	July 23, 2009
Ruth Werra

Paritz & Company, P.A.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
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