Form 10-Q
period 2009-06-30
JANEL WORLD TRADE LTD
filed 2009-08-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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

Large accelerated filer ☐          Accelerated filer ☐           Non-Accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:  18,013,332.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)   Janel’s unaudited, interim financial statements for its third fiscal quarter (the three and nine months ended June 30, 2009) have been set forth below. Management’s Discussion and Analysis of the Company’s Financial Condition and the Results of Operations for the third fiscal quarter will be found at Item 2, following the financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED JUNE 30, 2009

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2009 (Unaudited)	SEPTEMBER 30, 2008 (Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,576,775	$2,428,098
Accounts receivable, net of allowance for doubtful
accounts of $130,877 at June 30, 2009 and
$129,953 at September 30, 2008	4,516,880	6,102,205
Marketable securities	45,512	52,044
Loans receivable – officers	148,150	142,574
- other	19,704	25,632
Prepaid expenses and sundry current assets	39,778	228,664
Tax refund receivable	83,000	83,000
TOTAL CURRENT ASSETS	6,429,799	9,062,217

PROPERTY AND EQUIPMENT, NET	214,098	303,855

OTHER ASSETS:
Intangible assets, net	3,031,551	3,300,119
Security deposits	50,938	50,801
Deferred income taxes	1,024,000	754,000
TOTAL OTHER ASSETS	4,106,489	4,104,920

TOTAL ASSETS	$10,750,386	$13,470,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible promissory notes	$400,000	$400,000
Note payable - bank	126,000	750,000
- other	125,000	125,000
Accounts payable – trade	2,641,394	3,902,719
- related party	44,648	143,422
Accrued expenses and taxes payable	360,424	303,659
Current portion of long-term debt	812,163	786,308
TOTAL CURRENT LIABILITIES	4,509,629	6,411,108

OTHER LIABILITIES:
Long-term debt	1,823,740	2,110,237
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	1,902,308	2,188,805

STOCKHOLDERS’ EQUITY	4,338,449	4,871,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,750,386	$13,470,992

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,			THREE MONTHS ENDED JUNE 30,
	2009		2008	2009		2008

REVENUES		$53,942,670	$58,312,144		$15,524,769	$19,962,837

COSTS AND EXPENSES:
Forwarding expenses		47,703,356	51,097,175		13,614,681	17,613,732
Selling, general and administrative		6,509,575	7,046,743		1,902,489	2,379,938
Amortization of intangible assets		268,518	485,439		89,456	161,814

TOTAL COSTS AND EXPENSES		54,481,449	58,629,357		15,606,626	20,155,484

LOSS FROM OPERATIONS		(538,779)	(317,213)		(81,857)	(192,647)

OTHER ITEMS:
Interest and dividend income		13,571	38,066		2,191	9,151
Interest expense		(165,864)	(87,437)		(56,181)	(24,317)
TOTAL OTHER ITEMS		(152,293)	(49,371)		(53,990)	(15,166)

LOSS BEFORE INCOME TAXES		(691,072)	(366,584)		(135,847)	(207,813)

Income taxes (credits)		(185,000)	(71,984)		(30,000)	(53,984)

NET LOSS		(506,072)	(294,600)		(105,847)	(153,829)

Preferred stock dividends		11,250	11,250		3,750	3,750

NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS		$(517,322)	$(305,850)		$(109,597)	$(157,579)

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain(loss) from available for sale securities		$(6,785)	$(15,012)		$6,990	$138
Basic earnings (loss) per share		$(.029)	$(.018)		$(.006)	$(.009)
Fully diluted earnings (loss) per share	$	( .028)	$(.018)	$	( .006)	$(.009)
Weighted number of shares outstanding		17,512,581	16,906,000		17,511,485	16,906,000
Fully diluted weighted number of shares outstanding		17,912,581	17,306,000		17,911,485	17,306,000

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE – SEPTEMBER 30, 2008	17,426,661	$17,427	1,285,000	$1,285	$(2,743)	$3,438,677	$1,430,043	$(13,610)	$4,871,079

Net loss	-	-	-			-	(506,072)	-	(506,072)

Purchase of 12,676 shares of treasury stock	-	-	-	-	(8,523)	-	-	-	(8,523)

Dividends to preferred shareholders	-	-	-	-	-	-	(11,250)	-	(11,250)

Other comprehensive gains (losses):
Unrealized gains (losses) on
available-for-sale marketable securities	-	-	-	-	-	-	-	(6,785)	(6,785)

BALANCE – JUNE 30, 2009	17,426,661	$17,427	1,285,000	$1,285	$(11,266)	$3,438,677	$912,721	$(20,395)	$4,338,449

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE – SEPTEMBER 30, 2007	17,043,000	$17,043	1,000,000	$1,000	$(65,812)	$1,416,558	$3,090,470	$11,660	$4,470,919

Net income (loss)	-	-	-	-	-	-	(294,600)	-	(294,600)

Convertible preferred stock issuance	-	-	285,000	285	-	1,424,715	-	-	1,425,000

Dividends to preferred shareholders	-	-	-	-	-	-	(11,250)	-	(11,250)

Other comprehensive gains (losses):
Unrealized losses on
available-for-sale marketable securities	-	-	-	-	-	-	-	(15,012)	(15,012)

BALANCE – JUNE 30, 2008	17,043,000	$17,043	1,285,000	$1,285	$(65,812)	$2,841,273	$2,784,620	$(3,352)	$5,575,057

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(506,072)	$(294,600)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization of imputed interest	35,145	-
Depreciation and amortization	370,561	583,135
Deferred income taxes	(270,000)	(140,000)
Changes in operating assets and liabilities:
Accounts receivable	1,585,325	(715,635)
Loans receivable	-	37,575
Prepaid expenses and sundry current assets	188,888	9,306
Accounts payable and accrued expenses	(1,215,809)	(147,603)
Security deposit	(137)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	187,901	(667,822)

INVESTING ACTIVITIES:
Acquisition of intangible assets	-	(2,173,313)
Acquisition of property and equipment	(12,238)	(213,296)
Purchase of marketable securities	(253)	(6,434)
NET CASH USED IN INVESTING ACTIVITIES	(12,491)	(2,393,043)

FINANCING ACTIVITIES:
Repayment of loans payable – related party	(98,774)	-
Proceeds received from bank loan	-	1,700,000
Issuance of long-term debt	-	500,000
Repayment of long-term debt	(295,788)	(20,103)
Issuance of loans receivable	352	-
Repurchase of treasury stock	(8,523)	-
Repayment of note payable – bank	(624,000)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,026,733)	2,179,897

IDECREASE) IN CASH AND CASH EQUIVALENTS	(851,323)	(880,968)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,428,098	2,469,727
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,576,775	$1,588,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$60,536	$87,437
Income taxes	$105,863	$176,280
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$(6,785)	$(15,012)
Dividends declared to preferred stockholders	$(11,250)	$(11,250)
Issuance of convertible preferred stock and note payable
in connection with business acquisition	$-	$1,550,000

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
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

Nine Months Ended June 30, 2009	Consolidated	Transportation Logistics	Computer Software

Total revenues	$53,942,670	$53,773,801	$168,869
Net revenues	$6,239,314	$6,070,445	$168,869
Operating income (loss)	$(538,779)	$(36,144)	$(502,635)
Identifiable assets	$10,750,386	$9,499,298	$1,251,088
Capital expenditures	$12,238	$10,700	$1,538
Depreciation and amortization	$405,706	$217,559	$188,147
Equity	$4,338,449	$7,886,694	$(3,548,245)

Nine Months Ended June 30, 2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$58,312,144	$57,928,492	$383,652
Net revenues	$7,214,969	$6,831,317	$383,652
Operating income (loss)	$(317,213)	$495,186	$(812,399)
Identifiable assets	$11,856,746	$8,147,854	$3,708,892
Capital expenditures	$213,296	$46,815	$166,481
Depreciation and amortization	$583,135	$72,758	$510,377
Equity	$5,575,057	$6,331,745	$(756,688)

Three Months Ended June 30, 2009	Consolidated	Transportation Logistics	Computer Software

Total revenues	$15,524,769	$15,515,608	$9,161
Net revenues	$1,910,088	$1,900,927	$9,161
Operating income (loss)	$(81,857)	$80,267	$(162,124)
Identifiable assets	$10,750,386	$9,499,298	$1,251,088
Depreciation and amortization	$135,592	$72,803	$62,789
Equity	$4,338,449	$7,886,694	$(3,548,245)

Three Months Ended June 30, 2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$19,962,837	$19,897,384	$65,453
Net revenues	$2,349,105	$2,283,652	$65,453
Operating income (loss)	$(192,647)	$172,003	$(364,650)
Identifiable assets	$11,856,746	$8,147,854	$3,708,892
Capital expenditures	$23,999	$23,999	$-
Depreciation and amortization	$195,853	$25,683	$170,170
Equity	$5,575,057	$6,331,745	$(756,688)

3	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2009	September 30, 2008

Term loan payable in monthly installments of $20,238, plus interest at the bank’s prime rate plus 3% per annum, or LIBOR plus 2.5% per annum with a final payment April 1, 2013. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by certain stockholders of the Company.	$1,436,905	$1,619,048

Non-interest bearing note payable of $435,000 due in July 2009 and July 2011 net of imputed interest.	810,109	774,964

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	388,889	500,000

Other	-	2,533
	2,635,903	2,896,545
Less current portion	812,163	786,308
	$1,823,740	$2,110,237

 These obligations mature as follows:

2010	$812,163
2011	381,996
2012	733,408
2013	242,856
2014	242,856
Thereafter	222,624
$2,635,903

4	NOTE PAYABLE – BANK

In May 2009, the Company, together with its principal stockholders, entered into a forbearance agreement with JP Morgan Chase Bank N.A. (the “Agreement”) to resolve a default on the part of the Company in (a) making timely payment upon maturity of a promissory note due to the bank in the sum of $250,868 on March 31, 2009, and (b) the debt service coverage ratio covenant in the credit agreement with the bank. The Agreement provides that the bank will refrain from exercising its collection rights against the Company and guarantors on or before July 31, 2009.  As of July 31, 2009, the balance due on the note payable was paid in full.

5	SUBSEQUENT EVENT

In July 2009, the $400,000 convertible promissory notes plus accrued interest of $40,000 were converted into 586,671 shares of common stock.

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Janel’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel’s Annual Report on Form 10-K/A filed with the SEC on July 24, 2009.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

The following discussion and analysis addresses the results of operations for the three and nine months ended June 30, 2009, as compared to the results of operations for the three and nine months ended June 30, 2008. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments comprised of: 1) full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, warehousing and distribution services, and other value-added logistics services, and 2) computer software sales, support and maintenance.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue.  Revenue for the third quarter of fiscal 2009 was $15,524,769, as compared to $19,962,837 for the same period of fiscal 2008, a year-over-year decrease of $(4,438,068), or (22.2)%. For the three months of fiscal 2009, transportation logistics accounted for revenue of $15,515,608 (as compared to $19,897,384 in fiscal 2008), while computer software revenue was $9,161 (as compared to $65,453 in fiscal 2008), generated during the quarter from the Company’s October 18, 2007 acquisition of certain assets of Order Logistics Inc.  The decreased level of transportation logistics revenue primarily reflected significantly reduced freight rates (in some cases up to 35-40% lower) charged by both air and ocean carriers to Janel.  As the rates the Company pays to its carriers are then marked up and passed through to customers, lower freight rates translate into lower Company revenue and net revenue (logistics revenue less forwarding expenses).  In addition, the ongoing recession-related effect of reduced overall economic activity in the third quarter also negatively affected the volume of shipping by existing customers between the two periods.  The year-over-year decline in computer software revenue reflects the substantially reduced level of sales activity undertaken in this business during the most recent quarter as the Company continues to reorganize the segment and assess its continuing viability.

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

For the third quarter of fiscal 2009, forwarding expense was $13,614,681, a decrease of $3,999,051, or 22.7%, as compared to $17,613,732 for the third quarter of fiscal 2008.  The decline primarily reflected significantly reduced freight rates (in some cases up to 35-40% lower year-over-year) charged in general by both air and ocean carriers in response to the recessionary slowdown in demand for overall freight services. Nonetheless, the percentage decrease in forwarding expense was greater than the percentage decrease in transportation logistics revenue, down (22.0)%, year-over-year, yielding a favorable decrease of 77 basis points in the measure of forwarding expense as a percentage of transportation logistics revenue to 87.75% in the third quarter of fiscal 2009, from 88.52% for the third fiscal quarter of 2008.  This is principally the result of increased average margins earned by the Company on ocean freight shipments in the fiscal 2009 quarter, which have accounted for a higher proportion of the Company’s shipping activity as customers switched to this lower-cost (versus air) freight alternative.

Selling, General and Administrative Expense.  Selling, general and administrative expense in third quarter of fiscal 2009 decreased by $477,449, or 20.1%, to $1,902,489, as compared to $2,379,938 in the third quarter of fiscal 2008.  The year-over-year dollar decrease in SG&A primarily resulted from the austerity program implemented by the Company in February 2009.  This expense reduction program has included the year-over-year reduction in Company headcount of up to 11 individuals as well as the imposition of a four-day work week for many continuing staff positions. As a result of these actions, the Company’s SG&A expenses are tracking at a rate of $100,000 or more per month below earlier levels.  Primarily as a result of the somewhat greater effect on the Company’s revenue base from the industry’s lower freight rate structure, SG&A as a percentage of total revenue increased by 33 basis points to 12.25% in the third quarter of fiscal 2009 from 11.92% in the third quarter of fiscal 2008..

Loss Before Taxes.  Janel’s results improved $71,966, or 34.6% from a loss before taxes of $(207,813) in the third quarter of fiscal 2008 to a loss before taxes of $(135,847) in the third quarter of fiscal 2009.  Charges related to the amortization of intangible assets pertaining essentially to the Company’s asset acquisition in October 2007 declined to $89,456 in third quarter 2009, as compared to third quarter 2008 charges of $161,814. The lower year-over-year amortization charge reflected the $1.8 million impairment loss write-down of OLI assets taken in the fourth quarter of fiscal 2008.  In addition, interest expense during the fiscal 2009 third quarter increased to $56,181 as compared to fiscal 2008 third quarter interest expense of $24,317.  The interest expense in both periods pertained principally to acquisition financing (see Note 2 to financial statements). The combined amortization and incremental interest charges essentially accounted for the reported quarterly pretax loss in both fiscal third quarters.

Income Taxes.  The effective income tax rate in both the 2009 and 2008 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Loss.  Net loss available to common shareholders for the third quarter of fiscal 2009 was $(109,597), or $(0.006) per fully diluted share, as compared to net loss available to common shareholders of $(157,579), or $(0.009) per fully diluted share, in the third quarter of fiscal 2008.  The same principal factors as described above for the third fiscal quarter 2008 loss before taxes contributed to the period’s net loss.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Revenue.  Revenue for the nine months ended June 30, 2009 was $53,942,670, as compared to $58,312,144 for the same period of fiscal 2008, a year-over-year decrease of $(4,369,474), or (7.5)%. The lower level of revenue primarily reflected, as mentioned above for the third quarter comparisons, both a lower prevailing freight rate structure by air and ocean carriers as well as a net year-over-year decline in shipping activity by existing customers as a result of the ongoing recessionary environment affecting the U.S. economy throughout the current year.  For the nine months of 2009, transportation logistics accounted for revenue of $53,773,801, as compared to $57,928,492 in the nine months of 2008, while computer software revenue was $168,869 in 2009 as compared to $383,652 in 2008.

Forwarding Expense. For the nine months ended June 30, 2009, forwarding expense was $47,703,356, as compared to $51,097,175 for the same period of fiscal 2008, a year-over-year decrease of $3,393,819, or 6.6%.  As in the third quarter, the year-over-year decline primarily reflected significantly reduced average freight rates being charged by both air and ocean carriers during the most recent period.  However, because the percentage decrease was somewhat less than the decrease in transportation logistics revenue, down 7.2%, for the nine months ended June 30, 2009 as compared to fiscal 2008, forwarding expense as a percentage of transportation logistics revenue increased 50 basis points to 88.71% as compared to the year-earlier 88.21%.

Selling, General and Administrative Expense.  For the nine-month periods ended June 30, 2009 and 2008, selling, general and administrative expenses were $6,509,575 (12.07% of total revenue) and $7,046,743 (12.08%), respectively. This represents a year-over-year decrease of $537,168, or 7.6%.  Nine-month SG&A declined year-over-year primarily for the same reasons mentioned above for the third quarter variances.

Loss Before Taxes. Janel reported a loss before taxes of $(691,072) for the nine months ended June 30, 2009 as compared to loss before taxes of $(366,584) for the nine months ended June 30, 2008.  Charges related to amortization of intangible assets pertaining essentially to the Company’s 2007 asset acquisition were $268,518 in the first nine months of 2009, $216,921, or 44.7%, less than the $485,439 of such charges in the first nine months of 2008.  Interest expense during the first nine months of 2009 was $165,864, as compared to $87,437 in the first nine months of 2008, both pertaining principally to acquisition financing, (see Note 2 to financial statements).

Income Taxes.  The effective income tax rate in both the 2009 and 2008 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Loss.  Janel reported net loss available to common shareholders for the nine months ended June 30, 2009 of $(517,322), or $(0.028) per diluted share, down $211,472 as compared to a net loss available to common shareholders of $(305,850) or $(0.018) per diluted share, for the nine months ended June 30, 2008. For both the 2009 and 2008 nine-month periods, most if not all of the loss before taxes was attributable to the charge for amortization of intangible assets and the period’s interest expense.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the nine months ended June 30, 2009, Janel’s net working capital (current assets minus current liabilities) decreased by approximately $(731,000), or (27.6)%, primarily reflecting decreases in accounts receivable and cash and cash equivalents of approximately $1,585,000 and $851,000, respectively, partially offset by a decrease in accounts payable of approximately $1,261,000 and a decrease in bank note payable of approximately $624,000. Janel’s cash flow performance for the nine months is not necessarily indicative of future cash flow performance.

In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000, because cash flow had become adequate for financing its receivables, and because it obtained a reduced interest rate. During the first quarter of 2008, to help finance the Company’s acquisition of certain assets of Order Logistics, Inc., the Company borrowed $1,700,000 (including a temporary increase of $200,000) under this existing line of credit, while also issuing a note payable in the amount of $125,000.  In addition, Janel entered into a term loan agreement with a different bank in the amount of $500,000 (see Note 2 to financial statements).  At June 30, 2008, Janel had no remaining available borrowing under its line of credit. The outstanding balance of notes payable of $1,825,000 bears interest at prime plus three-quarters of one percent (0.75%) per annum and is collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the Company.  As of December 31, 2008, the Company had taken down the full $500,000 of available borrowing under its three-year term loan agreement, bearing interest at prime plus one-half of one percent (0.50%) per annum, collateralized by substantially all the assets of Order Logistics, Inc..  In April 2008, the outstanding bank note payable of $1,700,000 was converted into a term loan payable in monthly installments of $20,238 plus interest at the bank’s prime rate plus 0.75% per annum, or LIBOR plus 2% per annum.  In addition, the bank gave the Company a new credit line of $1,500,000, which expired on March 31, 2009. To finance the acquisition of certain assets of Ferrara International Logistics, Inc., the Company issued a non-interest bearing note payable, net of imputed interest, with payments of $435,000 in July 2009 and July 2011.

In May 2009, Janel, its subsidiaries and affiliated companies, together with James N. Jannello and Stephen Cesarski, entered into a forbearance agreement with J.P. Morgan Chase Bank, N.A. (the Agreement") to resolve a default on the part of the Company in: (a) making timely payment upon maturity of a promissory note due to the bank (the "Line Note") in the sum of $250,868.06 on March 31, 2009 (Messrs. Jannello and Cesarski are guarantors of payment of the Line Note); and (b) the Debt Service Coverage Ratio covenant in the Credit Agreement with the bank. The Agreement provides that the bank will refrain from exercising its collection rights against the company and guarantors, provided that the company delivers full payment of all principal, interest and late fees due to the bank on the Line Note, amounting to approximately $252,000.00, on or before July 31, 2009.

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

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the nine months ended June 30, 2009, and its current expectations for the final quarter of fiscal 2009, Janel has revised its projection of gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2009.  The Company now expects gross revenue for the year will decline by approximately 12-15% to approximately $70-$72 million.  The majority of this year-over-year decline will be attributable to the lower freight rates passed through by Janel to its customers and secondarily to the lower level of overall freight shipments during the year as influenced by the ongoing recessionary economy.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008.

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

On February 11, 2008, Janel World Trade, Ltd. (“Janel”) filed a lawsuit in the United States District Court for the Southern District of New York against defendants World Logistics Services, Inc. (“World Logistics”), a Delaware Corporation formerly known as “Order Logistics, Inc.;” Richard S. Francis ("Francis”), the President of World Logistics; and Brian P. Griffin (“Griffin”), who was the Chief Executive Officer of World Logistics when Janel completed an acquisition in October 2007 of certain World Logistics assets consisting of proprietary technology, intellectual property (including the name “Order Logistics”), office equipment, and customer lists for Janel's exclusive use in the management and expansion of Janel’s international integrated logistics transport services business. The technology was acquired by Janel to enable it to integrate the tracking of all of the different aspects of the production, movement and delivery of goods, making the entire process electronically visible in “real time” by both its managers and clients.

Janel claims that the defendants made false and misleading statements of material facts concerning the exclusivity of the rights to the assets which were offered and sold to Janel by having concealed and withheld the provisions of a settlement agreement with a third-party business associate and creditor made only two days before the closing of the asset sale, in which World Logistics agreed to the cancellation of a restrictive covenant which had prevented the creditor from using World Logistics proprietary computer software, or soliciting its list of valuable customers and employees.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(a)           There have been no sales of unregistered equity securities by the Company during the third fiscal quarter ended June 30, 2009.

(c)           Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	4-1-09/4-30-09 -0-	-0-	-0-	147,824

Month #2 (identify beginning and ending dates)	5-1-09/5-31-09 -0-	-0-	-0-	147,824

Month #3 (identify beginning and ending dates)	6-1-09/6-30-09 -0-	-0-	-0-	147,824

Total	-0-	-0-	-0-	147,824

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the third fiscal quarter ended June 30, 2009.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b)           Reports on Form 8-K.  The Company filed one report on Form 8-K during the third fiscal quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2009

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
Chief Executive Officer