Form 10-K/A
period 2008-09-30
JANEL WORLD TRADE LTD
filed 2009-09-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act .Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $4,173,120 (last sale as of 3/31/09).

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:18,013,332

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

Janel has recently established an Environmental Project Logistics Division operating as a general contractor and consultant regarding global environmental issues, and has become the exclusive distributor in various regions in China for a chemical water treatment product for mitigation of the environmental pollution of large bodies of fresh water. In March 2008, Janel began identifying potential environmental projects, treatment methodologies, and contacts in China together with a Chinese business relationship that resulted from Janel's 2007 Order Logistics asset acquisition. The company also obtained Chinese government requirements for testing various chemical solutions for the mitigation of the pollution of fresh water lakes. With the assistance of U.S. based environmental consultants, Janel identified what it believes to be a useful chemical treatment called ClearBlue 104™.In August and October 2008, Janel engaged in the initial toxicity testing of ClearBlue 104™ with The Yellow Seas Fisheries Research Institute (YSFRI), a Chinese testing organization.

In January 2009, Janel received positive test results back from YSFRI, and established the Environmental Projects Division with one dedicated senior manager. In February 2009, Janel's Environmental Projects Division entered a consortium of five independent companies to deal with complex solutions of environmental damage of fresh water lakes in China. In May 2009, Janel's Environmental Projects Division became the exclusive distributor of ClearBlue 104™ for defined regions in China. In June 2009, Janel undertook water quality testing in the Meiliang Bay-Lake Tai in China, and in June-July became aware of a World Bank environmental project in Wuxi, China, with a $150 million budget.

In July-August 2009, Janel submitted a grant application to the U.S. Trade Development Agency regarding the Wuxi, China environmental project, which is pending a review decision. Janel's Environmental Projects Division intends to complete the pilot project, take a lead role in the larger World Bank Wuxi project, identify new environmental opportunities within China and elsewhere in the global environmental community, identify other uses and applications for ClearBlue 104™, coordinate activities among the consortium partner companies, and seek other open projects from the World Bank, Asian Development Bank and other environmental financing sources. Janel's Environmental Projects Division is presently a one man operation, and has not generated any revenue to date.

Janel conducts its business through a network of company-operated facilities and independent agent relationships in Argentina, Australia, Austria, Bangladesh, Belgium, Brazil, Cambodia, Canada, China, Costa Rica, Cyprus, Czech Republic, Denmark, El Salvador, France, Germany, HKG, Honduras,Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Jordan, Korea, Malaysia, Mexico, Nepal, Netherlands, New Zealand, Nicaragua, Norway, Pakistan, Philippines, Poland, Portugal, Saudi Arabia, Singapore, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Tunisia, Turkey, UAE, UK, Uruguay, and Vietnam.. During fiscal 2008 (Janel’s fiscal year ends September 30), the company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $82,745,383 for fiscal 2008, approximately $74.9 million in fiscal 2007, and $77.2 million in fiscal 2006. In fiscal 2007, approximately 70% of revenue related to import activities (unchanged from 2006), 5% to export, 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking (unchanged from 2006). By market, the company’s revenue in fiscal 2008 derived from four principal industries: consumer wearing apparel/textiles - approximately 35% (unchanged from 2006); machines/machine parts - approximately 10% (unchanged from 2006); household appliances - approximately 20% (unchanged from 2006); and sporting goods and accessories – approximately 10% (unchanged from 2006).

    History

Janel commenced business in 1975 as Janel International Forwarding Company, Inc., a New York corporation.In 1976, the “Janel Group” was established in New York City as a company primarily focused on quality import customs brokerage and related transportation services. Janel’s initial customer base consisted of importers and exporters of machines and machine parts, principally through what was then West Germany. Shortly thereafter, the company began expanding its business scope into project transportation and high-value general cargo forwarding.In 1979, Janel expanded to the Midwest and West Coast, opening branches in Chicago and Los Angeles, respectively. Additional locations were opened in Atlanta (1995) and Miami (franchise agent) (1997). In 1980, C and N Corp. organized as a Delaware corporation to be the corporate parent of the various Janel Group operating subsidiaries.

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

  In October 2007, the company acquired certain assets of Order Logistics, Inc. (OLI) consisting of proprietary technology, and intellectual property (including the name “Order Logistics”), office locations, equipment and customer lists for use in the management and expansion of the company’s international integrated logistics transport services business. The company filed a Form 8-K report with the SEC regarding the OLI transaction on October 22, 2007. Due to changes in economic circumstances relating to OLI, the company has determined that the carrying value of certain OLI intangible assets exceeded their estimated undiscounted future cash flows and their eventual disposition. Accordingly, the company has recorded an impairment loss of $1,812,750 (see Note 2(A) to the financial statements).

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

The company operates out of seven leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Champaign, Illinois, Elk Grove Village (Chicago, Illinois); Forest Park (Atlanta, Georgia); and Inglewood (Los Angeles, California). Each Janel office is managed independently, with each manager having over 20 years experience with the company (except for Champaign, which was recently acquired).Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the company’s network. Janel’s former President, Stephen P. Cesarski, and its Executive Vice President, James N. Jannello, each personally own a 10% profit interest in each of Janel Shanghai. and Janel Hong Kong, Janel Bangkok (Thailand) operates only as a franchise under the Janel name, but is not otherwise affiliated with the company’s corporate network.

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

As a result of its consolidation of customer shipments and its ongoing volume relationships with numerous carriers, a freight forwarder is usually able to obtain lower rates from such carriers than its customers could obtain directly. Accordingly, a forwarder is generally able to offer its customers a lower rate than would otherwise be available directly to the customer, providing the forwarder with its profit opportunity as an intermediary between the carrier and end-customer.The forwarder’s gross profit is represented by the difference between the rate it is charged by the carrier and the rate it, in turn, charges its customer.

In fulfilling its intermediary role, the forwarder can draw upon the transportation assets and capabilities of any individual carrier or combination thereof comprised of airlines and/or air cargo carriers, ocean shipping carriers and land-based carriers, such as trucking companies.Janel solicits freight from its customers to fill containers, charging rates lower than the rates that would be offered directly to its customers for similar type shipments.

    Customs Brokerage Services

As part of its integrated logistics services, Janel provides customs brokerage clearance services in the United States and in most foreign countries.These services typically entail the preparation and assembly of required documentation in many instances (Janel provides in-house translation services into Chinese, Spanish or Italian), the advancement of customs duties on behalf of importers, and the arrangement for the delivery of goods after the customs clearance process is completed.Additionally, other services may be provided such as the procurement and placement of surety bonds on behalf of importers and the arrangement of bonded warehouse services, which allow importers to store goods while deferring payment of customs duties until the goods are delivered.

Janel has over 30 years of experience clearing a wide range of goods through U.S. Customs, from automobiles to heavy machinery to textiles. The company currently has seven fully licensed customs house brokers on staff. Janel is fully certified with U.S. Customs for both ABI and AES transmissions. The company has established an active “correspondent Customs House Broker Network” of individuals specially chosen for their ability to service customers throughout those locations in the United States where Janel does not have its own branch office.In addition, the company regularly works with a group of proven independent attorneys, whose specialization in transportation, U.S. Customs law and classifications has resulted in substantial savings to customers.

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

    Employees

As of September 30, 2008, Janel employed 69 people; 35 in its Jamaica, New York headquarters and Lynbrook, New York back office; 9 in Elk Grove Village, Illinois; 7 in Forest Park, Georgia; and 18 in Inglewood, California (2 additional employees have recently been hired). The October 2007 asset acquisition has resulted in our adding 6 employees, based in Champaign, Ill. Approximately 52 of the company’s employees are engaged principally in operations, 11 in finance and administration and 6 in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

To retain the services of highly qualified, experienced and motivated employees, Janel management emphasizes an incentive compensation program and adopted a stock option plan in December 2002.

    Competition

Competition within the freight forwarding industry is intense, characterized by low economic barriers to entry resulting in a large number of highly fragmented participants around the world.Janel competes for customers on the basis of its services and capabilities against other providers ranging from multinational, multi-billion dollar firms with hundreds of offices worldwide to regional and local freight forwarders to “mom-and-pop” businesses with only one or a few customers.

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

    Environmental Issues

In the United States, Janel is subject to federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment.Similar laws apply in many foreign jurisdictions in which Janel operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues and the company cannot predict what impact future environmental regulations may have on its business. Janel does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

    Regulation

With respect to Janel’s activities in the air transportation industry in the United States, it is subject to regulation by the Department of Transportation as an indirect air carrier. The company’s overseas offices and agents are licensed as freight forwarders in their respective countries of operation. Janel is licensed in each of its offices as a freight forwarder by the International Air Transport Association. IATA is a voluntary association of airlines which prescribes certain operating procedures for freight forwarders acting as agents of its members.The majority of the company’s freight forwarding businesses is conducted with airlines that are IATA members.

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

When providing warehouse and distribution services, Janel limits its legal liability by contract to an amount generally equal to the lower of fair value or $.50 per pound with a maximum of $50 per “lot,” defined as the smallest unit that the warehouse is required to track.Upon payment of a surcharge for warehouse and distribution services, Janel would assume additional liability.

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

Events Affecting the Volume of International Trade and International Operations Could Adversely Affect Our International Operations.

Our international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as our international operations, is influenced by many factors, including:

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

Our Success Depends on the Efforts of Our Founders and Other Key Managers and Personnel.

Our founder, James N. Jannello, continues to serve as Executive Vice President and Chief Executive Officer with William J. Lally, serving as President and Chief Operating Officer. We believe that our success is highly dependent on the continuing efforts of Mr. Jannello and the other executive officers and key employees, as well as our ability to attract and retain other skilled managers and personnel. None of our officers or key employees is subject to employment contracts. The loss of the services of any of our key personnel could have a material adverse effect on us.

Janel’s Officers and Directors Control the Company.

The officers and directors of the company control the vote of approximately 67% of the outstanding shares of common stock. The company's stock option plan provides 1,600,000 shares of common stock regarding which options may be granted to key employees of the company. As a result, the officers and directors of the company control the election of the company's directors and will have the ability to control the affairs of the company.Furthermore, they will, by virtue of their control of a large majority of the voting shares, have controlling influence over, among other things, the ability to amend the company's Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the company, including the acceptance or rejection of any proposals relating to a merger of the company or an acquisition of the company by another entity.

10.Failure to Comply with Governmental Permit and Licensing Requirements Could Result in Fines or Revocation of Our Operating Authorities, and Changes in These Requirements Could Adversely Affect Us.

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

We Have No Assurance of a Continued Public Trading Market.

Janel’s common stock is quoted in the over-the-counter market on the OTC Bulletin Board and is subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market.The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account. As a result, characterization as a “penny stock” can adversely affect the market liquidity for the securities.

We Have No History of Paying Dividends.

Janel has not paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments.

None.

Item 2.	Properties.

Janel leases all of its office facilities. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2010, and an annual base rent of $145,500. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which is being renewed to expire February 28, 2013, with an annual base rent of $38,381.74 for 2007, which increases at the rate of 3% per year of the lease.The company also has the use of a small office in a Ferrara warehouse in Hillside, New Jersey, without charge. Janel’s Elk Grove Illinois office occupies approximately 2,063 square feet with an additional 800 square feet of warehouse space under a lease which expires November 30, 2009, with an annual rent of $40,536. The Champaign, Illinois office we obtained in the October 2007 asset acquisition has approximately 2,400 square feet subject to a lease ending August 31, 2008 (renewable for 3 more years), with an annual base rent of $34,968. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires in August 31, 2009 with an annual rent of $30,066 which increases to $30,968 on September 1, 2008. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires in June 2012 with an annual rent of $72,000 through December 31, 2008, with annual increases based upon the CPI with a limit of up to 4.5% per year. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

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

At September 9, 2009, the company had 50 holders of record and approximately 620 beneficial holders of its shares of common stock. On September 9, 2009, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $1.04 per share.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	7-1-07/7-31-07 -0-	-0-	-0-	183,000
Month #2 (identify beginning and ending dates)	8-1-07/8-31-07 20,000	.446	20,000	163,000
Month #3 (identify beginning and ending dates)	9-1-07/9-30-07 -0-	-0-	-0-	163,000
Total	20,000	.446	20,000	163,000

Item 6.               Selected Financial Data.

Year Ended September 30,

	2007	2006	2005	2004	2003

Freight Forwarding Revenues	$74,947,442	$77,220,070	$73,484,334	$69,981,639	$56,916,276

Net Income	$322,979	$56,995	$430,019	$264,355	$196,787

Net Income per common share	$0.0184	$0.0034	$0.02553	$0.0157	$0.0117

Total Assets	$8,317,501	$6,743,091	$6,731,129	$7,030,489	$5,798,260

Long-Term Obligations	$81,118	$84,905	$92,140	$100,530	$78,568
Cash Dividends Declared
per common share	N/A	N/A	N/A	N/A	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2007, forwarding expense decreased by $2,392,170, or 3.5%, to $66,775,078, as compared to $69,167,248 for fiscal year 2006.The company’s export business is conducted predominantly by ocean freight. Continuing customer attention to and improvements in supply-chain management and inventory planning resulted in a reduced reliance on and frequency of time-critical shipments which require airfreight. These factors have resulted in the increased use of lower-cost ocean freight. As a general rule, ocean freight costs less than airfreight, and is marked up at a lower percentage than are shipments via airfreight, i.e., forwarding expense as a percentage of revenue is generally higher (and the company earns less) for ocean freight than for airfreight.

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

Income Taxes. . The effective income tax rates in fiscal 2007 and fiscal 2006 are 47% and 83%, respectively.The decrease of 36% is attributable to the absence of stock-based compensation in 2007 as was paid in 2006, the stock warrant portion of which was non-deductible. No deferred taxes were provided in 2006 in connection with the issuance of the warrant.

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

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2006, forwarding expense increased by $3,293,575, or 5.0%, to $69,167,248, as compared to $65,873,673 for fiscal year 2005.The company’s export business is conducted predominantly by ocean freight. Customer improvements in supply-chain management and inventory planning have reduced the frequency of time-critical shipments which require airfreight. These factors have resulted in the increased use of lower-cost ocean freight. As a general rule, ocean freight costs less than airfreight, and is marked up at a lower percentage than are shipments via airfreight, i.e., forwarding expense as a percentage of revenue is generally higher (and the company earns less) for ocean freight than for airfreight.

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

Income Taxes. The effective income tax rates in fiscal 2006 and fiscal 2005 are 83% and 44%, respectively.The increase of 39% is attributable to the non-deductible stock warrant issued as part of the stock-based compensation.No deferred taxes have been provided in connection with the issuance of the warrant.

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

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control.During the 12 months ended September 30, 2007, Janel’s net working capital (total current assets less total current liabilities) increased by $676,793, primarily as a result of a increase in cash and cash equivalents of $1,127,775.

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

At September 30, 2006, cash increased by $548,714 to $1,341,952 from $793,238 at September 30, 2005. For the 12 months ended September 30, 2006, Janel’s primary source of cash was the adjustment to net income of $452,360 representing the stock-based compensation expense as well as its net income of $56,995. The decrease in its accounts receivable of $524,990 was largely offset by a decrease in accounts payable of $490,156.During fiscal 2006, net cash was also used in investing activities represented by the acquisition of property and equipment in the amount of $43,478.

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

Current Outlook

Janel is primarily engaged in the business of providing full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, warehousing and distribution services, and other value-added logistics services. Its results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel’s various current and prospective customers.Historically, the company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces.

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

Airfreight revenues include the charges for carrying the shipments when the company acts as a freight consolidator. Ocean freight revenues include the charges for carrying the shipments when the company acts as a Non-Vessel Operating Common Carrier (NVOCC).In each case, the company is acting as an indirect carrier.When acting as an indirect carrier, the company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage.In turn, when the freight is physically tendered to a direct carrier, the company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments.At this point the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

Based upon the terms in the contract of carriage, revenues related to shipments where the company issues a HAWB or a HOBL are recognized at the time the freight is tendered to the direct carrier.Costs related to the shipments are recognized at the same time.

Revenues realized when the company acts as an agent for the shipper and does not issue a HAWB or a HOBL include only the commission and fees earned for the services performed.These revenues are recognized upon completion of the services.

Customs brokerage and other services involves provide multiple services at destination including clearing shipments through customs by preparing required documentation, calculating and providing for payment of duties and other charges on behalf of the customers, arranging for any required inspections, and arranging for final delivery.These revenues are recognized upon completion of the services.

The movement of freight may require multiple services. In most instances the company may perform multiple services including destination breakbulk and value added services such as local transportation, distribution services and logistics management.Each of these services has separate fee that is recognized as revenue upon completion of the service.

Customers will frequently request an all-inclusive rate for a set of services that is known in the industry as “door-to-door services.”In these cases, the customer is billed a single rate for all services from pickup at origin to delivery.The allocation of revenue and expense among the components of services when provided under an all inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.       Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the end of the period covered by this report, an evaluation was performed under the supervision of the Chief Executive Officer and Chief Financial Officer, of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that material information is recorded, processed, summarized and reported by company’s management on a timely basis in the company’s reports filed under the Exchange Act.

Management’s Report On Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Our system of internal control was designed to provide reasonable assurance to Janel’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control — Integrated Framework . Based on its assessment, management has concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.            Other Information.

None

PART III

Item 10.             Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Registrant are as follows:

Name	Age	Position
Stephen P. Cesarski	64	President Emeritus
James N. Jannello	63	Executive Vice President, Chief Executive Officer and Director
William J. Lally	54	President, Chief Operations Officer and Director
NoelJ. Jannello Vincent Iacopella	36 40	Director and Vice President Director
Ruth Werra	66	Secretary
Linda Bieler	46	Controller and Chief Financial and Accounting Officer

Stephen P. Cesarski was the President and a director of Janel from 1978 to May 2009.Mr. Cesarski was the Chief Operating Officer and principally engaged in sales and marketing, and management of the export side of the company's business.

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

William J. Lally was elected President and Chief Operating Officer on May 18, 2009, upon the retirement of Stephen P. Cesarski after 31 years as President. Mr. Lally was initially employed by Janel in Chicago in May 1979, where he was the President of the Janel Group of Illinois, Inc.Mr. Lally became a director of the company in July 2002.

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

Ruth Werra has been the Secretary of Janel since 1994 and has been employed by the company since 1975. She is the office manager of the New York executive office and oversees the maintenance of Janel’s corporate records.Mrs. Werra also oversees the entry and clearance of all personal effects shipments handled by the New York office.

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

Item 11.             Executive Compensation

Executive Compensation - Discussion and Analysis

The primary objective of our compensation and benefits program is to attract, motivate and retain our quality executive talent, and support our business goals to enlarge the business and increase its revenue and profitability. Our executive compensation is limited to a small group of only six executives, and the amount of their compensation is principally based upon the performance of each executive, the funds reasonably available for compensation, and the achievement of our goals for the growth of the business, its scope, and its profitability.

Our compensation approach is necessarily tied to the annual results of our business, and the performance of our executive officers. Historically, our company is one of the smaller freight logistics businesses with their securities traded in the public market, and our executive compensation program is limited to cash compensation depending upon the funds available for such compensation, Our informal review of executive compensation in our business group leads us to believe that our executive compensation is smaller than the level of compensation of almost all of the public companies in our business group (we do not engage in "benchmarking"). Our board of directors reviews and approves executive compensation, bonus, and benefits policies on a case-by-case basis, usually based on the recommendation of our chief executive officer's subjective assessment of performance, and the funding reasonably available for executive compensation. When performance, business, or profitability are increased, executive compensation may be increased, and when it decreases, executive compensation is unchanged or decreased.

Compensation of Directors

Our directors are reimbursed for their reasonable expenses as a member of the board of directors, but they do not receive any compensation for serving as such.

Employment Agreements

We have not entered into any written employment agreements with our officers and directors. We do not contemplate entering into any employment agreements until such time as the board of directors concludes that such agreements would be appropriate under the circumstances of the development of the company's business.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Committees of the Board of Directors

Our Board of Directors has not established any committees. There is no Audit Committee, Compensation Committee, Nominating Committee, or any committee performing similar functions. The functions which would have been assigned to those committees are undertaken by the entire board as a whole.

We do not have a policy regarding the consideration of any director candidates, which may be recommended by our stockholders, including minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted any policy procedure regarding the handling of any potential recommendation of director candidates by our stockholders.  Our Board has not considered or adopted any of such policies, as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size, and lack of directors and officer’s insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

(a)           understands generally accepted accounting principles and financial statements;
(b)           is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;
(c)           has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;
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

	ANNUAL
	COMPENSATION					LONG-TERM COMPENSATION
NAME AND						AWARDS	SECURITIES	PAYOUTS
PRINCIPAL				OTHER ANNUAL		RESTRICTED	UNDERLYING	LTIP	ALL OTHER
POSITION	YEAR	SALARY	BONUS	COMPENSATION		STOCK	OPTIONS/SARS	PAYOUTS	COMPENSATION
		($)	($)	($)		AWARDS ($)		(#)	($)
Stephen Cesarski (1)	2005	172,089	14,630	52,268	(1)
President	2006	179,889	0	47,680	(1)
	2007	182,489	0	50,965	(1)

James Jannello (2)	2005	178,480	14,630	48,910	(2)
Executive Vice President	2006	187,475		52,318	(2)
	2007	195,436		46,713	(2)

Noel J. Jannello (3)	2005	143,851		15,693	(3)
Vice President	2006	164,460		17,510	(3)
	2007	169,515		19,192	(3)

William Lally (4)	2005	109,382	20,000	13,715	(4)
Director	2006	117,949	10,000	13,153	(4)
	2007	119,188	15,000	14,046	(4)

Vincent Iacopella (5)	2005	145,205		5,813	(5)
Director	2006	149,266		6,827	(5)
	2007	142,200		8,978	(5)

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

(3)    Includes $6,000, $5,995, and $5,172of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2007, 2006, and 2005, respectively, $11,678, $10,025, and $9,210, for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2007, 2006, and 2005 respectively, and $1,514, $1,487, and $1,311 of 401K paid on behalf of such individual for each fiscal years ended 2007, 2006, and 2005 respectively.

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

The following table includes shares that beneficial owners have the right to acquire within 60 days, and sets forth certain information regarding shares of common stock beneficially owned as of September 8,. 2009, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock, (ii) each of the company's directors and (iii) all officers and directors as a group:

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
SUMMARY COMPENSATION TABLE
							CHANGE IN
							PENSION
						NON-EQUITY	VALUE AND NON-
						INCENTIVE	QUALIFIED
NAME AND PRINCIPAL				STOCK	OPTION	PLAN	DEFERRED	ALL OTHER
POSITION	YEAR	SALARY	BONUS	AWARDS	AWARDS	COMPENSATION	COMP. EARNINGS	COMPENSATION		TOTAL
		($)	($)	($)	($)	($)	($)	($)		($)
James Jannello (1)	2008	199,280						52,987	(1)	252,267
Executive Vice President	2007	195,436						46,713	(1)	242,149
Chief Executive Officer	2006	187,475						52,318	(1)	239,793
Linda Bieler (2)	2008	114,750						5,399	(2)	120,149
Chief Financial Officer	2007	112,150						5,804	(2)	117,954
	2006	108,900						5,364	(2)	114,264
Stephen Cesarski (3)	2008	183,189						46,627	(3)	229,816
President	2007	182,489						50,965	(3)	233,454
	2006	179,889						47,680	(3)	227,569
Noel J. Jannello (4)	2008	199,680						32,079	(4)	231,759
Vice President	2007	169,515						19,192	(4)	188,707
	2006	164,460						17,510	(4)	181,970
William Lally (5)	2008	108,382						24,689	(5)	133,071
Director	2007	119,188	15,000					14,046	(5)	148,234
	2006	117,949	10,000					13,153	(5)	141,102
Vincent Iacopella (6)	2008	142,200						18,133	(6)	160,333
Director	2007	142,200						8,978	(6)	151,178
	2006	149,266						6,827	(6)	156,093

(1)          Includes $12,165, $11,430, and $13,366 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, $38,421, $32,947, and $36,714 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2008, 2007, and 2006 respectively, and $2,401, $2,336, and $2,238 of 401K paid on behalf of such individual  for each of the fiscal years ended 2008, 2007, and 2006 respectively.

(2)          Includes $3,965, $4,402, and $4,331 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, and $1,434, $1,402 and $1,033 of 401K paid on behalf of such individual for the fiscal years ended 2008, 2007 and 2006.

(3)          Includes $15,991, $13,778, and $15,259 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, $28,430, $34,981, and $30,248 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2008, 2007, and 2006 respectively, and $2,206, $2,206, and $2,173 of 401K paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006 respectively.

(4)          Includes $5,999, $6,000, and $5,995  of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, $24,518, $11,678, and $10,025, for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2008, 2007, and 2006 respectively, and $1,562, $1,514, and $1,487 of 401K paid on behalf of such individual for each of the  fiscal years ended 2008, 2007, and 2006 respectively.

(5)          Includes $24,689, $14,046, and $13,153 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006.

(6)          Includes $3,734, $3,610, and $3,079 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006, respectively, $12,712, $3,946, and $3,748, for automobile and automobile-related costs, incurred on behalf of such individual for each of the fiscal years ended 2008, 2007, and 2006 respectively, and $1,687 and $1,422 of 401K paid on behalf of such individual for the fiscal years ended 2008 and 2007.

Common Stock

Janel is authorized to issue up to 225,000,000 shares of common stock, $.001 par value each, of which 18,013,332 shares are currently issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares of common stock can elect all of the directors. The company's principal officers, James N. Jannello, William J. Lally, Linda Bieler, and Noel J. Jannello, and the former president and director Stephen P. Cesarski, collectively own 66.76% of the issued and outstanding common stock and therefore can elect all of the directors. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation,dissolution or winding up of the company, the owners of common stock are entitled to share all assets remaining available for distribution after the payment of liabilities and after provision has been made for each class stock, if any, having a preference over the common stock as such. The common stock has no conversion, preemptive or other subscription rights, and there are no redemption revisions applicable to the common stock.

Preferred Stock

The Board of Directors of the company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including the dividend rights, dividend rate, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidations preferences and the number of shares constituting any series or the designations of such series, without any further vote or action by the stockholders.It would be possible for the Board of Directors to issue shares of such preferred stock in a manner which would make acquisition of control of the company, other than as approved by the Board, exceedingly difficult.

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

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan.

The company maintains an Internal Revenue Code Section 401(k) salary deferral savings and profit-sharing plan (the "Plan") for all of its eligible employees who have been employed for at least one year and are at least 21 years old.Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis.Under the Plan, the company may make matching contributions on behalf of the pre-tax contributions made up to a maximum of 25% of the participant's first 5% of compensation contributed as Elective Deferrals in the year. All participants are fully vested in their accounts in the Plan with respect to their salary deferral contributions, and are vested in company matching contributions at the rate of 20% after three years of service, 40% after four years of service, 60% after five years of service, 80% after six years of service, with 100% vesting after seven years of service.

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

The exercise price of any incentive stock option or nonqualified option granted under the Option Plan may not be less than 100% of the fair market value of the shares of common stock of the company at the time of the grant.In the case of incentive stock options granted to holders of more than 10% of the voting power of the company, the exercise price may not be less than 110% of the fair market value.

Under the terms of the Option Plan, the aggregate fair market value (determined at the time of grant) of shares issuable to any one recipient upon exercise of incentive stock options exercisable for the first time during any one calendar year may not exceed $100,000.Options granted under the Option Plan may be exercisable in either one, two or three equal annual installments at the discretion of the Board of Directors, but in no event may a stock option be exercisable prior to the expiration of six months from the date of grant, unless the grantee dies or becomes disabled prior thereto.Stock options granted under the Option Plan have a maximum term of 10 years from the date of grant, except that with respect to incentive stock options granted to an employee who, at the time of the grant, is a holder of more than 10% of the voting power of the company, the stock option shall expire not more than five years from the date of the grant.The option price must be paid in full on the date of exercise and is payable in cash or in shares of common stock having a fair market value on the date the option is exercised equal to the option price, as determined by the Board of Directors.

If a grantee’s employment by, or provision of services to, the company shall be terminated,the Board of Directors may, in its discretion, permit the exercise of stock options for a period not to exceed one year following such termination of employment with respect to incentive stock options and for a period not to extend beyond the expiration date with respect to non qualified options,except that no incentive stock option may be exercised after three months following the grantee’s termination of employment, unless due to death or permanent disability, in which case the option may be exercised for a period of up to one year following such termination.

Transfer Agent.

The company's transfer agent for shares of its Common Stock is Madison Stock Transfer, Inc., Brooklyn, NY 11229.

Item 13.            CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Stephen P. Cesarski, a principal shareholder and Janel’s former President and Chief Operating Officer, and James N. Jannello, Janel’s Executive Vice President and Chief Executive Officer, each own a 10% profit interest in each of Janel Shanghai and Janel Hong Kong, and jointly own FCL/LCL International, Inc., a New York corporation which is a consolidating indirect carrier executing paperwork for Janel, from which they each receive approximately $10,000 per year.

As of the fiscal year end of September 30, 2008, James N. Jannello was indebted to the company in the aggregate sum of $139,924, and William J. Lally was indebted in the aggregate amount of $2,650. The officer loan to Mr. Jannello bears interest at 4% per annum. The officer loan to Mr. Lally is non-interest bearing. The officer loans are due on demand.

Policy Regarding Related Party Transactions

We recognize that related party transactions present a heightened risk of conflicts of interest, and in connection with this offering we have adopted a written policy for the review of all proposed transactions with a related party.  Pursuant to the policy, our Board of Directors will review the relevant facts and circumstances of all related party transactions including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated party, and the extent of the related party’s interest in the transaction.  Pursuant to the policy, no director may participate in any approval of a related party transaction in which he or she is a related party.

The Board of Directors, in its sole discretion, will either approve or disapprove the transaction.  If advance approval of a transaction is not feasible, the transaction may be preliminarily entered into by management, subject to ratification of the transaction at the Board of Directors next meeting.  If at that meeting the board does not ratify the transaction, management shall make all reasonable efforts to cancel or annul such transaction.

Certain types of transactions, which would otherwise require individual review, have been pre-approved by the Board of Directors.  These types of transactions include, for example, (i) compensation to an officer or director where such compensation is required to be disclosed in SEC filings, (ii) transactions where the interest of the related party arises only by way of a directorship or minority stake in another organization that is a party to the transaction, and (iii) transactions involving competitive bids or fixed rates.

Item 14.             Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. for the annual audit were $27,500 and $25,000 for the fiscal years ended September 30, 2007 and 2006, respectively, and their fees for review of the interim financial statements were $15,000 and $15,000 for the fiscal years ended September 30, 2007 and 2006, respectively.

            Financial Information Systems Design and Implementation Fees

Paritz & Company, P.A. did not render any professional services to Janel World Trade, Ltd. for financial information systems design and implementation, as described in Paragraph  (c)(4)(ii) of Rule 2-01 of Regulation  S-X, during the fiscal years ended September 30, 2007 and 2006.

            All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for all other services rendered to Janel World Trade, Ltd. during the fiscal years ended September 30, 2007 and 2006, other than audit services, were $1,100 in the fiscal year ended September 30, 2007, and $3,700 for the fiscal year ended September 30, 2006. These "other fees" were for services related to abandoned acquisitions and tax services.

PART IV

Item 15.              Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as at September 30, 2008 and 2007

Consolidated Statement of Operations for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements

(c)	Exhibits.

2.	Agreement and Plan of Merger dated July 18, 2002 by and among Wine Systems Design, Inc., WSD Acquisition, Inc. and Janel World Transport, Ltd.*(b)

2.1	Acquisition Agreement dated July 6, 2005 by and among Janel World Trade, Ltd., Freight Wings, Inc. and Harjinder P. Singh.*(d) (The transaction proposed in this document was subsequently cancelled.)

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) filed on August 31, 2000.*(a)

3.2	By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*(a)

3.3	Certificate of Correction of the preferences, rights, qualifications, limitations and restrictions of Series A Convertible Preferred Stock.*(j)

3.4	Articles of Incorporation of Janel World Trade, Ltd.*(j)

3.5	Restated and Amended By-Laws of Janel World Trade, Ltd.

4	Form of Series A Warrant Agreement dated March 10, 2006, and form of Series A Warrant.*(f)

4.1	Certificate of Designation of Series A Convertible Preferred Stock dated January 10, 2007.*(i)

4.2	Certificate of Designation of Series B Convertible Preferred Stock dated October 16, 2007.*(j)

4.3	Form of the Series B Warrant Agreement dated August 27, 2008, and the Form of the Series B Warrant.

5.1	Opinion of counsel regarding the validity of the shares being offered.

10.1	Janel Stock Option Incentive Plan adopted December 12, 2002.

10.2	Financial Public & Investor Relations Agreement signed March 10, 2006 by Janel World Trade, Ltd. and Strategic Growth International, Inc.*(f)

10.3	Janel World Trade, Ltd. Securities Purchase Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.4	Janel World Trade, Ltd. Registration Rights Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.5	Asset Purchase Agreement among Janel World Trade, Ltd., Janel Newco, Inc. and Order Logistics, Inc. entered into October 18, 2007.*(j)

10.6	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.7	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.8	July 18, 2008 Addendum to the Asset Purchase Agreement between Ferrara International Logistics, Inc. and Janel World Trade, Ltd. dated May 19, 2008. *(l)

10.9	Sands Brothers Series A Convertible Preferred Stock Purchase Agreement dated January 10, 2007.

10.10	Sands Brothers Series A Convertible Preferred Stock Registration Rights Agreement dated January 10, 2007.

10.11	Form of the Convertible Term Note Subscription Agreement.

10.12	Form of the Convertible Term Note.

10.13	Form of the Convertible Term Note Registration Rights Agreement.

10.14	Form of the Series B Warrant Agreement dated August 27, 2008.

10.15	Form of the Placement Agent Agreement and Addendum dated July 17, 2008.

10.16	Form of the JPMorgan Chase Bank, N.A. Forbearance Agreement dated May 22, 2009.

23.1	Consent of Paritz & Company, P.A.

23.2         Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.*(c)

99.1         Janel World Trade, Ltd. earnings release dated January 11, 2006, regarding the fiscal year and fourth  quarter ended September 30, 2005.*(e)

99.1         August 17, 2006 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three and nine month periods ended June 30, 2006.*(g)

99.1         October 12, 2006 Janel World Trade, Ltd. press release regarding adoption of a stock buy-back program.*(h)

99.1         February 20, 2008 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three month period ended December 31, 2008*(m)

99.1         May 16, 2008 Janel World Trade, Ltd. press release regarding the consolidated financial results for the  three month period ended March 31, 2008*(n)
_________________________
*(a)	Incorporated by reference to Exhibits filed as part of the Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.

*(b)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated September 10, 2002, filed July 30, 2002.

*(c)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report dated September 10, 2002, filed August 1, 2002.

*(d)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report dated July 6, 2005, filed July 12, 2005.

*(e)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated January 11, 2006, filed January 12, 2006.

*(f)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated March 10, 2006, filed March 17, 2006.

*(g)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated August 17, 2006, filed August 22, 2006.

*(h)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated October 13, 2006, filed October 16, 2006.

*(i)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report dated January 10, 2007, filed January 17, 2007.

*(j)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report dated October 18, 2007, filed October 22, 2007.

*(k)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated May 19, 2008, filed May 22, 2008.

*(l)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated July 18, 2008, filed July 24, 2008.

*(m)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated February 20, 2008, filed February 28, 2008.

*(n)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report dated May 19, 2008, filed May 22, 2008.

(d)	Financial Statement Schedules.

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

September 14, 2009

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello, Executive Vice President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello	Executive Vice President, Chief Executive	September 14, 2009
James N. Jannello	Officer and Director

/s/ William J. Lally	President, Chief Operating Officer	September 14, 2009
William J. Lally	and Director

/s/ NoelJ. Jannello	Vice President and Director	September 14, 2009
NoelJ. Jannello

/s/ Stephen P. Cesarski	Director	September 14, 2009
Stephen P. Cesarski

/s/ Vincent Iacopella	Director	September 14, 2009
Vincent Iacopella

/s/ Linda Bieler	Controller and Chief Financial and	September 14, 2009
Linda Bieler	Accounting Officer

/s/ Ruth Werra	Secretary	September 14, 2009
Ruth Werra