Form 10-Q/A
period 2009-03-31
JANEL WORLD TRADE LTD
filed 2009-09-14
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

☒.	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
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

Item 3   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the end of the period covered by this report, an evaluation was performed under the supervision of the Chief Executive Officer and Chief Financial Officer, of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that material information is recorded, processed, summarized and reported by company’s management on a timely basis in the company’s reports filed under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment, management has concluded that the company’s internal control over financial reporting was effective as of March 31, 2009.

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