Form 10-K
period 2009-09-30
JANEL WORLD TRADE LTD
filed 2010-01-13
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $4,988,199 (last sale as of 3/31/09).

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

Janel conducts its business through a network of company-operated facilities and independent agent relationships in most trading countries. During fiscal 2009 (Janel’s fiscal year ends September 30), the company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $71.9 million in fiscal 2009, $82.7 million in fiscal 2008 and $74.9 million in 2007. In fiscal 2009, approximately 70% of revenue related to import activities (unchanged from 2008), 5% to export, 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking (unchanged from 2008). By operating segment, total 2009 revenue was comprised $71.7 million for transportation logistics and $200,000 for computer software. By market, the company’s revenue in fiscal 2009 derived from four principal industries: consumer wearing apparel/textiles - approximately 35% (unchanged from 2008); machines/machine parts - approximately 10% (unchanged from 2008); household appliances - approximately 20% (unchanged from 2008); and footware – approximately 30% (unchanged from 2008).

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

The company operates out of eight leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Champaign, Illinois, Elk Grove Village (Chicago, Illinois); Downers Grove (Chicago, Illinois); Forest Park (Atlanta, Georgia); Inglewood (Los Angeles, California); and Miami, Florida (Janel Group of Los Angeles Miami Branch). Each Janel office is managed independently, with each manager having over 20 years experience with the company (except for Champaign, which was recently acquired).  Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the company’s network. Mr. Jannello, Janel’s Executive Vice President and Chief Executive Officer, owns 50% of the Janel Miami office.

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

   Customers, Sales and Marketing

While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2009, the company shipped goods and provided logistics services for approximately 1,000 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the company’s franchise or agent relationships. The company’s five largest accounts in fiscal 2009 were: H.H. Brown Shoe Company (which accounts for approximately 26% of revenue), The Conair Corporation, The Selmer Company, Nixon Incorporated and Oystar.

James N. Jannello and William J. Lally, the Company’s President, are principally responsible for the marketing of the company's services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

   Employees

As of September 30, 2009, Janel employed 62 people; 28 in its Jamaica, New York headquarters, and Lynbrook, New York back office; 2 in Hillside, New Jersey; 1 in Champaign, Illinois; 11 in Elk Grove Village, Illinois; 7 in Forest Park, Georgia; 1 in Miami, Florida; and 12 in Inglewood, California. Approximately 48 of the company’s employees are engaged principally in operations, 10 in finance and administration and 4 in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

1.   We May Not Be Successful in Growing Either Internally or Through Acquisitions.

Our growth strategy primarily focuses on internal growth in domestic and international freight forwarding, local pickup and delivery, customs brokerage and acquisitions. Our ability to grow will depend on a number of factors, including:

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

8.  Our Success Depends on the Efforts of Our Founders and Other Key Managers and Personnel.

Our founder, James N. Jannello, continues to serve as Executive Vice President and Chief Executive Officer, and William J. Lally, who replaced the Company’s former President in May 2009, continues to serve as President and Chief Operating Officer. We believe that our success is highly dependent on the continuing efforts of Mr. Jannello and the other executive officers and key employees, as well as our ability to attract and retain other skilled managers and personnel. None of our officers or key employees is subject to employment contracts. The loss of the services of any of our key personnel could have a material adverse effect on us.

9.   Janel’s Officers and Directors Control the Company.

The officers and directors of the company control the vote of approximately 36.5% of the outstanding shares of common stock. The company's stock option plan provides 1,600,000 shares of common stock regarding which options may be granted to key employees of the company. As a result, the officers and directors of the company control the election of the company's directors and will have the ability to control the affairs of the company.  Furthermore, they will, by virtue of their control of a large majority of the voting shares, have controlling influence over, among other things, the ability to amend the company's Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the company, including the acceptance or rejection of any proposals relating to a merger of the company or an acquisition of the company by another entity.

10.  Failure to Comply with Governmental Permit and Licensing Requirements, Statutory and Regulatory Requirements Could Result in Civil and Criminal Sanctions, Fines or Revocation of Our Operating Authorities, and Changes in These Requirements Could Adversely Affect Us.

Our operations are subject to various state, local, federal and foreign statutes and regulations prohibiting various activities, that in many instances require permits and licenses. Our failure to maintain compliance with applicable law and regulations, required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating authorities. Moreover, government deregulation efforts, "modernization" of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect us.

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

Janel leases all of its office facilities. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2010, and an annual base rent of $145,500. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which is being renewed to expire February 28, 2013, with an annual rent of $42,690 for 2005, which increases at the rate of 3% per year of the lease. Janel’s Elk Grove Illinois office occupied approximately 2,063 square feet with an additional 800 square feet of warehouse space under a lease which expired November 30, 2009. Janel’s Miami, Florida office occupies approximately 506 square feet under a lease which expires August 31, 2010, with an annual rent of $10,593. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires in August 31, 2012 with an annual rent of $30,066 which increases to $30,968 on September 1, 2008. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires in June 2013, with an annual rent of $72,000 through December 31, 2008, and annual increases based upon the CPI with a limit of up to 4.5% per year. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

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

There was no submission of matters to a vote of security holders during the company’s fiscal year ended September 30, 2009, except for the re-election of the board of directors by written consent of a majority of the company’s shareholders in July 2009.

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

(b)           The company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid prices for the company's common stock as reported on the OTC Bulletin Board for the periods indicated. Quotations do not necessarily represent actual transactions and do not reflect related mark-ups, mark-downs or commissions:

Fiscal 2009	High Bid	Low Bid
First Quarter	$1.05	$.33
Second Quarter	$1.01	$.60
Third Quarter	$.85	$.41
Fourth Quarter	$1.25	$.71

Fiscal 2008	High Bid	Low Bid
First Quarter	$1.28	$.50
Second Quarter	$1.43	$1.05
Third Quarter	$1.24	$1.03
Fourth Quarter	$1.22	$.90

At January 12, 2010, the company had 50 holders of record and approximately 465 beneficial holders of its shares of common stock. On January_12, 2010, the last sale price of the shares of common stock as reported by the OTC Bulletin Board was $0.37 per share.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	7 -1-09/ 7-31 -09 -0-	-0-	-0-	147,824
Month #2 (identify beginning and ending dates)	8 -1-09/ 8 -31-09 -0-	-0-	-0-	147,824
Month #3 (identify beginning and ending dates)	9 -1-09/ 9 -30-09 -0-	-0-	-0-	147,824
Total	-0-	-0-	-0-	147,824

Item 6.	Selected Financial Data.

	Year Ended September 30,
	2009	2008	2007	2006	2005

Revenue	$71,852,806	$82,745,383	$74,947,442	$77,220,070	$73,484,334

Net Income (Loss)	$(1,241,198)	$(1,645,427)	$322,979	$56,995	$430,019

Net Income (Loss) per common share	$0.(0.07)	$0.(0.10)	$0.02	$0.00	$0.03

Total Assets	$10,024,979	$13,470,992	$8,584,064	$6,743,091	$6,731,129

Long-Term Obligations	$1,584,664	$2,188,805	$81,118	$84,905	$92,140

Cash Dividends Declared per common share	N/A	N/A	N/A	N/A	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2009, as compared to the results of operations for the fiscal year ended September 30, 2008; the fiscal year ended September 30, 2008 as compared to the results of operations for the fiscal year ended September 30, 2007; and the results of operations for the fiscal year ended September 30, 2007, as compared to the results of operations for the fiscal year ended September 30, 2006. The discussion and analysis then addresses the liquidity and financial condition of the company, and other matters.

Results of Operations

Janel operates its business as two reportable segments, primarily comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services and computer software sales, support and maintenance.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Revenue. Total revenue for fiscal 2009 was $71,852,806, as compared to $82,745,383 for fiscal 2008, a year-over-year decrease of $(10,892,577), or (13.2)%. The decrease in total revenue was primarily due to the decrease in the company’s transportation logistics segment as a result of a generally weaker overall environment in domestic and international trade during fiscal 2009 in all of the principal industry sectors served by the company, which include wearing apparel and finished garments, footwear, household appliances and electronics, and sporting goods and accessories. Revenue in 2009 was also negatively affected by the continuing substitution, when possible, of lower-priced ocean freight versus airfreight by many of our customers. During fiscal 2009, the Company’s overall business activities with existing clients declined, primarily as a reflection of the weaker overall economic conditions. Net revenue (revenue minus forwarding expenses) in fiscal 2009 was $8,434,063, a decrease of $(1,352,079), or (13.8)%, as compared to $9,786,142 in fiscal 2008.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points. Forwarding expense also includes any duties and/or trucking charges related to the shipments. For fiscal year 2009, forwarding expense decreased by $9,540,498, or 13.1%, to $63,418,743, as compared to $72,959,241 for fiscal year 2008.  The company’s export business is conducted predominantly by ocean freight. Continuing customer attention to and improvements in supply-chain management and inventory planning resulted in a reduced reliance on and frequency of time-critical shipments which require airfreight. These factors have resulted in the increased use of lower-cost ocean freight. As a general rule, ocean freight costs less than airfreight, and is marked up at a lower percentage than are shipments via airfreight, i.e., forwarding expense as a percentage of revenue is generally higher (and the company earns less) for ocean freight than for airfreight.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased $962,227, or 10.1%, to $8,574,504 in fiscal 2009, as compared to $9,536,731 in fiscal 2008. As a percentage of revenue, SG&A expense in fiscal 2009 was 11.93% as compared to 11.53% as a percentage of revenue in fiscal 2008. The year-over-year dollar decrease in SG&A resulted from a general decrease in most categories of SG&A expenses in fiscal 2009, including, in particular, lower commissions earned on the lower level of logistics revenue.

Income (Loss) Before Taxes. Loss before taxes in fiscal 2009 was $(1,833,198), which represented a year-to-year improvement of $539,229, or 22.7%, as compared to the loss before taxes of $(2,372,427) in fiscal 2008.  The principal reasons for the 2009 loss were nonrecurring pretax charges of $416,392 and of $1,066,240 related to amortization of intangible assets and to impairment of identifiable intangible assets, respectively, the former primarily and the latter wholly associated with the company’s acquisition of Order Logistics, Inc. in October 2007.

Income Taxes (Credit). . The effective income tax rates in fiscal 2009 and fiscal 2008, a credit in each year, are (32)% and (30)%, respectively.

Net Income (Loss). For fiscal 2009, Janel reported a net loss of $(1,241,198), an improvement of $404,229, or 24.6%, as compared to the reported a net loss of $(1,645,427) in fiscal 2008. Janel’s net (loss) margin (net loss as a percent of net revenue) was (14.72)% in fiscal 2009 as compared to a net (loss) margin of (16.81)% in fiscal 2008. The principal reasons for the improvement were the decrease in extraordinary charges related to amortization and impairment taken in 2009 as compared to 2008, as noted above.

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

Selling, General and Administrative Expense. Selling, general and administrative expense increased $1,912,371, or 25.1%, to $9,536,731 in fiscal 2008, as compared to $7,624,360 in fiscal 2007. As a percentage of revenue, SG&A expense in fiscal 2008 was 11.53% as compared to 10.17% as a percentage of revenue in fiscal 2007. The year-over-year dollar increase in SG&A resulted from a general increase in most categories of SG&A expenses in fiscal 2008, including the addition of up to ten persons principally in operational capacities as compared to fiscal 2007, primarily related to the company’s acquisitions of Order Logistics, Inc. in October 2007 and of Ferrara International Logistics, Inc. in July 2008.

Income (Loss) Before Taxes. Loss before taxes in fiscal 2008 was $(2,372,427), which represented a year-to-year decrease of $(2,979,106), or (591.1)%, as compared to income before taxes of $606,679 in fiscal 2007.  The principal reasons for the 2008 loss were nonrecurring pretax charges of $702,846 and of $1,812,750 related to amortization of intangible assets and to impairment of identifiable intangible assets, respectively, the former primarily and the latter wholly associated with the company’s acquisition of Order Logistics, Inc. in October 2007.

Income Taxes (Credit). . The effective income tax rates in fiscal 2008 (a credit) and fiscal 2007 are (30)% and 47%, respectively.

Net Income (Loss). For fiscal 2008, Janel reported a net loss of $(1,645,427), a decrease of $(1,968,406), or (709.5)%, as compared to the reported net income of $322,979 in fiscal 2007. Janel’s net profit (loss) margin (net loss as a percent of net revenue) was (16.81)% in fiscal 2008 as compared to a net profit margin of 3.95% in fiscal 2007. The principal reasons for the decrease were the extraordinary charges related to amortization and impairment taken in 2008, as noted above.

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

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations, funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control.  During the 12 months ended September 30, 2009, Janel’s net working capital (total current assets less total current liabilities) decreased by $159,813, primarily as a result of a decrease in cash and cash equivalents of $945,000, an increase in accrued expenses of $118,000, and a decrease in accounts receivable of $1,486,000, only partially offset by a decrease in notes payable of $1,150,000, a decrease in accounts payable of $829,000, a decrease in the current portion of long-term debt of $242,000 and an increase in tax refund receivable of $206,000.  In addition, during fiscal 2009, the company’s long-term debt decreased to $1,506,096 from $2,110,237.

For the 12 months ended September 30, 2009, Janel’s primary source of cash from operating activities was a substantial aggregate decrease in accounts payable of $829,233, more than offset by the decrease in its accounts receivable of $1,485,961.

During fiscal 2008, the company largely financed its two acquisitions through the use of net cash and through borrowings under its existing credit lines and the issuance of notes and restricted equity. The purchase price for Order Logistics was $3,888,429 and for Ferrara International Logistics $2,077,070.

In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit increased to $3,000,000. In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000 because its cash flow had become adequate for financing its receivables, and because it obtained a reduced interest rate. During the first quarter of 2008, to help finance the Company’s acquisition of certain assets of Order Logistics, Inc., the company borrowed $1,700,000 (including a temporary increase of $200,000) under this existing line of credit, while also issuing a note payable in the amount of $125,000.  In addition, Janel entered into a term loan agreement with a different bank in the amount of $500,000 (see Note 2 to financial statements).  At June 30, 2008, Janel had no remaining available borrowing under its line of credit.  The outstanding balance of notes payable of $1,825,000 bears interest at prime plus three-quarters of one percent (0.75%) per annum and is collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the company.  As of December 31, 2008, the company had taken down the full $500,000 of available borrowing under its three-year term loan agreement, bearing interest at prime plus one-half of one percent (0.50%) per annum, collateralized by substantially all the assets of Order Logistics, Inc.  In April 2008, the outstanding bank note payable of $1,700,000 was converted into a term loan payable in monthly installments of $20,238 plus interest at the bank’s prime rate plus 0.75% per annum, or LIBOR plus 2% per annum.  In addition, the bank gave the company a new credit line of $1,500,000, which expired on March 31, 2009.  To finance the acquisition of certain assets of Ferrara International Logistics, Inc., the company issued a non-interest bearing note payable, net of imputed interest, with payments of $435,000 in July 2009 and July 2011.

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

On January 4, 2010, the company amended the term loan agreement with JPMorgan Chase Bank, its principal lender, under the following terms. The company is required to make monthly installments of principal of $25,000 through July 1, 2010, and $40,000 monthly commencing August 1, 2010, through December 1, 2010, plus interest at the bank’s prime rate plus 3% per annum, with a final payment due December 31, 2010. The agreement requires the company to maintain certain net income levels, as defined by the agreement. The loan is collateralized by substantially all assets of the company, and is personally guaranteed by certain stockholders of the company. However, the company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under “Current Outlook.” To successfully execute various of these growth strategy elements in the coming months, the company will need to secure additional capital funding estimated at up to $10,000,000 during that period. There is no assurance either that such additional capital as necessary to execute the company’s business plan and intended growth strategy will be available or, if available, will be extended to the company at mutually acceptable terms.

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

In October 2007, Janel acquired the brand and software technologies, customer relationships and related assets of Order Logistics. Based upon the results for the fiscal year ended September 30, 2007, and its current operations, Janel conservatively projects that gross revenue from its currently existing accounts and businesses for its fiscal year ending September 30, 2010 will grow by approximately 5-7% to approximately $75-$77 million.

In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2010and beyond through other avenues. The company’s strategy for growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions. Assuming successful execution of substantial elements of these growth strategies, the company projects that gross revenue for fiscal 2010 (which may approximate $75-$77 million) will be greater than its gross revenue for fiscal 2009, and that profitability will be commensurately greater than Janel’s fiscal 2009 results, as well.

Contractual Obligations and Commitments

The following table presents, as of September 30, 2009, the company’s significant fixed and determinable contractual obligations, by payment date. Further discussion of the nature of the obligations is included in Notes 10 and 14 to the Consolidated Financial Statements:

Years Ended September 30,

	2010	2011	2012	2013	2014
Long term debt due as follows (1):	$544,000	$1,492,000	$14,000	—

Operating lease obligations (2)	$222,000	$160,000	$159,000	$81,670

(1)  Represents principal payments only.

(2)  Leases represent future minimum lease payments under non-cancellable operating leases (primarily the rental of premises). In accordance with accounting principles generally accepted in the United States, the company’s operating leases are not recorded in its balance sheet.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

The movement of freight may require multiple services. In most instances the company may perform multiple services including destination break bulk and value added services such as local transportation, distribution services and logistics management.  Each of these services has separate fee that is recognized as revenue upon completion of the service.

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

Management’s Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the end of the period covered by this report, an evaluation was performed, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures are effective. There have been no changes during the most recent fiscal year in the company's internal controls over financial reporting

Management’s Report On Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment, management has concluded that the company’s internal controls over financial reporting were effective as of September 30, 2009.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Registrant are as follows:

Name	Age	Position

William J. Lally	56	President, Chief Operating
		Officer and Director

James N. Jannello	65	Executive Vice President,
		Chief Executive Officer and
		Director

Noel J. Jannello	38	Director and Vice President

Vincent Iacopella	42	Director

Ruth Werra	68	Secretary

Linda Bieler	48	Controller and Chief Financial
		and Accounting Officer

William J. Lally has been the President and a director of Janel since May 2009.  Mr. Lally is the Chief Operating Officer and is principally engaged in sales and marketing and also manages the export side of the company's business. Mr. Lally was initially employed by Janel in New York City in 1975 and moved to Chicago, Illinois in 1979, where he also serves as the President of the Janel Group of Illinois, Inc. Mr. Lally became a director of the company in July 2002.

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

Janel’s Board of Directors does not yet include any "independent" directors, and the company does not have any standing Audit, Compensation or Nominating Committees. The Board of Directors met one time during fiscal 2009.

Item 11.	Executive Compensation

Discussion and Analysis

The primary objective of our compensation and benefits program is to attract, motivate and retain our quality executive talent, and support our business goals within the limits arising out of the company's revenue and profitability. Our executive compensation structure is comprised of limited a small group of only six executives, and the amount of their compensation is principally based on the available funds and the achievement of our goals for growth and profitability.

Our compensation approach is necessarily tied to our stage of development as a company. Historically, our company is one of the smaller freight logistics businesses whose securities are traded in the public market, with the result that our compensation program is limited to cash compensation depending upon the funds available, and is lower than the level of compensation of the public companies in our business group. Our board of directors reviews and approves executive compensation, bonus, and benefits policies on a case-by-case basis, often based on the recommendation of our chief executive officer's subjective assessment of the funding reasonably available for executive compensation.

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

Committees of the Board of Directors

Our Board of Directors has not established any committees. There is no Audit Committee, Compensation Committee, or Nominating Committee, or any committee performing similar functions. The functions which would have been assigned to those committees are undertaken by the entire board as a whole.

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

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2009, 2008 and 2007, the cash compensation paid by the company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the company in all capacities in which they served.

							CHANGE IN PENSION
						NON-EQUITY	VALUE AND NON-
						INCENTIVE	QUALIFIED DEFERRED
NAME AND PRINCIPAL				STOCK	OPTION	PLAN	COMPENSATION	ALL OTHER
POSITION	YEAR	SALARY	BONUS	AWARDS	AWARDS	COMPENSATION	EARNINGS	COMPENSATION		TOTAL
		($)	($)	($)	($)	($)	($)	($)		($)

James Jannello (1)	2009	185,000						47,088	(1)	232,088
Executive Vice President	2008	199,280						52,987	(1)	252,267
Chief Executive Officer	2007	195,436						46,713	(1)	242,149

Linda Bieler (2)	2009	105,192						6,494	(2)	111,686
Chief Financial Officer	2008	114,750						5,399	(2)	120,149
	2007	112,150						5,804	(2)	117,954

William Lally (3)	2009	99,712						21,183	(3)	120,895
President	2008	108,382						24,689	(3)	133,071
	2007	119,188	15,000					14,046	(3)	148,234

Stephen Cesarski (4)	2009	107,684						46,158	(4)	153,842
(Retired) President	2008	183,189						46,627	(4)	229,816
	2007	182,489						50,965	(4)	233,454

Noel J. Jannello (5)	2009	182,180						27,377	(5)	209,557
Vice President	2008	199,680						32,079	(5)	231,759
	2007	169,515						19,192	(5)	188,707

Vincent Iacopella (6)	2009	127,662						13,955	(6)	141,617
Director	2008	142,200						18,133	(6)	160,333
	2007	142,200						8,978	(6)	151,178

(1)
Includes $12,953, $12,165, and $11,430 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007, respectively, $31,974, $38,421, and $32,947 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2009, 2008, and 2007 respectively, and $2,161, $2,401, and $2,336 of 401K paid on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007 respectively.

(2)
Includes $5,196, $3,965, and $4,402 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007, respectively, and $1,298, $1,434, and $1,402 of 401K paid on behalf of such individual for the fiscal years ended 2009, 2008 and 2007.

(3)	Includes $21,183, $24,689, and $14,046 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007.

(4)
Includes $17,823, $15,991, and $13,778 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007 respectively, $27,013, $28,430, and $34,981 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2009, 2008, and 2007 respectively, and $1,322, $2,206, and $2,206 of 401K paid on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007 respectively.

(5)
Includes $6,000, $5,999, and $6,000  of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007, respectively, 19,973, $24,518, and $11,678 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2009, 2008, and 2007 respectively, and $1,404, $1,562, and $1,514 of 401K paid on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007 respectively.

(6)
Includes $2,215, $3,734, and $3,610 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007, respectively, $11,670, $12,712, and $3,946 for automobile and automobile-related costs, incurred on behalf of such individual for each of the fiscal years ended 2009, 2008, and 2007 respectively, and $70, $1,687 and $1,422 of 401K paid on behalf of such individual for the fiscal years ended 2009, 2008 and 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding shares of common stock beneficially owned as of January 12, 2010, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock, (ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Stock Outstanding (1)

Stephen P. Cesarski 150-14 132nd Avenue Jamaica, NY 11434	5,500,000		30.53%

James N. Jannello 150-14 132nd Avenue Jamaica, NY 11434	5,500,000		30.53%

William J. Lally 17 West 312th Deer Path Rd. Bensenville, IL 60106	1,000,000	(1)	5.55%

Sands Brothers Venture Capital, LLC (2) 90 Park Avenue - 31st Floor New York, NY 10010	1,000,000	(2)	5.55%

Noel J. Jannello 150-14 132nd Avenue Jamaica, NY 11434	25,000		*

Vincent Iacopella 150-14 132nd Avenue Jamaica, NY 11434	-0-

Ruth Werra 150-14 132nd Avenue Jamaica, NY 11434	25,000		*

Linda Bieler 150-14 132nd Avenue Jamaica, NY 11434	25,000		*

All Officers and Directors as a Group (5 persons)	6,575,000		36.5%

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

Stephen Cesarski, Janel’s former President and Chief Operating Officer, and James N. Jannello, Janel’s Executive Vice President and Chief Executive Officer, jointly own FCL/LCL International, Inc., a New York corporation which is a consolidating indirect carrier executing paperwork for Janel, from which they each receive approximately $6,000 per year.”

As of the fiscal year end of September 30, 2009, James N. Jannello was indebted to the company in the aggregate sum of $92,935, and William J. Lally was indebted in the aggregate amount of $1,550. The officer loan to Mr. Jannello bears interest at 4% per annum. The officer loan to Mr. Lally is non-interest bearing. The officer loans are due on demand.

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

On July 22, 2009, Vincent Iacopella, a director of the company, obtained a short-term personal loan of $16,500 from The Janel Group of Los Angeles, Inc., a wholly-owned subsidiary of the company.  Mr. Iacopella had previously been issued a Janel corporate credit card from The Janel Group of Los Angeles, Inc., for his use in the course of the Janel business activities. Mr. Iacopella had used the corporate credit card for business charges, and also personal charges amounting to approximately $3,500. Neither Janel senior management, nor Mr. Iacopella, were aware that the short term personal loan to Mr. Iacopella or the personal charges on his business credit card might be a violation of the of the Sarbanes-Oxley Act, until November 27, 2009. On December 2, 2009, Mr. Iacopella repaid his personal loan from Janel with interest, and reimbursed the personal expenses charged to Mr. Iacopella's corporate credit card.

Section 402 of the Sarbanes-Oxley Act makes it unlawful for any public company, directly or indirectly, to extend credit, maintain credit, or arrange for the extension of credit in the form of a personal loan to or for the benefit of any director or executive officer, except for loan transactions completed prior to July 30, 2002, when the Sarbanes-Oxley Act was signed into law. Janel has made appropriate adjustments to its internal controls to assure compliance with the relevant provisions of the Sarbanes-Oxley Act.

Violations of Section 402 of the Sarbanes-Oxley Act are also violations Section 13(K) of the Securities Exchange Act of 1934. Such violations can result in sanctions ranging from civil cease-and-desist proceedings to the prosecution of criminal proceedings, depending upon the nature and seriousness of the violation.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. for the annual audit were $40,000 and $30,000 for the fiscal years ended September 30, 2009 and 2008, respectively, and their fees for review of the interim financial statements were $15,000 and 15,000 for the fiscal years ended September 30, 2009 and 2008, respectively.

Financial Information Systems Design and Implementation Fees

Paritz & Company, P.A. did not render any professional services to Janel World Trade, Ltd. for financial information systems design and implementation, as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation  S-X, during the fiscal years ended September 30, 2009 and 2008.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for all other services rendered to Janel World Trade, Ltd. during the fiscal years ended September 30, 2009 and 2008, other than audit services, were $10,612 in the fiscal year ended September 30, 2009, and $17,375 for the fiscal year ended September 30, 2008. These "other fees" were for services related to abandoned acquisitions and tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)           Financial Statements.

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as at September 30, 2009 and 2008

Consolidated Statement of Operations for the Years Ended September 30, 2009, 2008 and 2007

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended September 30, 2009, 2008 and 2007

Consolidated Statement of Cash Flows for the Years Ended September 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(c)           Exhibits.

2.	Agreement and Plan of Merger dated July 18, 2002 by and among Wine Systems Design, Inc., WSD Acquisition, Inc. and Janel World Transport, Ltd.*(b)

2.1	Acquisition Agreement dated July 6, 2005 by and among Janel World Trade, Ltd., Freight Wings, Inc. and Harjinder P. Singh.*(d) (the transaction proposed in this document was subsequently cancelled.)

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) filed on August 31, 2000.*(a)

3.2	By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*(a)

3.3	Certificate of Correction of the preferences, rights, qualifications, limitations and restrictions of Series A Convertible Preferred Stock.*(j)

3.4	Articles of Incorporation of Janel World Trade, Ltd.*(j)

3.5	Restated and Amended By-Laws of Janel World Trade, Ltd.

4	Form of Series A Warrant Agreement dated March 10, 2006, and form of Series A Warrant.*(f)

4.1	Certificate of Designation of Series A Convertible Preferred Stock dated January 10, 2007.*(i)

4.2	Certificate of Designation of Series B Convertible Preferred Stock dated October 16, 2007.*(j)

4.3	Form of the Series B Warrant Agreement dated August 27, 2008, and the Form of the Series B Warrant.

5.1	Opinion of counsel regarding the validity of the shares being offered.

10.1	Janel Stock Option Incentive Plan adopted December 12, 2002.

10.2	Financial Public & Investor Relations Agreement signed March 10, 2006 by Janel World Trade, Ltd. and Strategic Growth International, Inc.*(f)

10.3	Janel World Trade, Ltd. Securities Purchase Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.4	Janel World Trade, Ltd. Registration Rights Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.5	Asset Purchase Agreement among Janel World Trade, Ltd., Janel Newco, Inc. and Order Logistics, Inc. entered into October 18, 2007.*(j)

10.6	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.7	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.8	July 18, 2008 Addendum to the Asset Purchase Agreement between Ferrara International Logistics, Inc. and Janel World Trade, Ltd. dated May 19, 2008. *(l)

10.9	Sands Brothers Series A Convertible Preferred Stock Purchase Agreement dated January 10, 2007.

10.10	Sands Brothers Series A Convertible Preferred Stock Registration Rights Agreement dated January 10, 2007.

10.11	Form of the Convertible Term Note Subscription Agreement.

10.12	Form of the Convertible Term Note.

10.13	Form of the Convertible Term Note Registration Rights Agreement.

10.14	Form of the Series B Warrant Agreement dated August 27, 2008.

10.15	Form of the Placement Agent Agreement and Addendum dated July 17, 2008.

10.16	Form of the JPMorgan Chase Bank, N.A. Forbearance Agreement dated May 22, 2009.

10.17	Form of the JPMorgan Chase Bank, N.A. January 4, 2010 Amendment to the Credit Agreement.

10.18	Form of the JPMorgan Chase Bank, N.A. Term Note dated January 4, 2010.

10.19	Form of the Promissory Note of Vincent Iacopella to the Janel Group of Los Angeles, Inc. dated July 22, 2009.

23.1	Consent of Paritz & Company, P.A.

23.2	Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.*(c)

99.1	Janel World Trade, Ltd. earnings release dated January 11, 2006, regarding the fiscal year and fourth quarter ended September 30, 2005.*(e)

99.1	August 17, 2006 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three and nine month periods ended June 30, 2006.*(g)

99.1	October 12, 2006 Janel World Trade, Ltd. press release regarding adoption of a stock buy-back program.*(h)

99.1	February 20, 2008 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three month period ended December 31, 2008*(m)

99.1	May 16, 2008 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three month period ended March 31, 2008*(n)
_________________________
*(a)	Incorporated by reference to Exhibits filed as part of the Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.
*(b)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated July 22, 2002, filed July 30, 2002.
*(c)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report dated July 22, 2002, filed August 1, 2002.

*(d)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K/A report dated July 6, 2005, filed July 12, 2005.
*(e)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated January 11, 2006, filed January 12, 2006.
*(f)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated March 10, 2006, filed March 17, 2006.
*(g)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated August 17, 2006, filed August 22, 2006.
*(h)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated October 13, 2006, filed October 16, 2006.
*(i)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report dated January 10, 2007, filed January 17, 2007.
*(j)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report dated October 18, 2007, filed October 22, 2007.
*(k)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated May 19, 2008, filed May 22, 2008.
*(l)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated July 18, 2008, filed July 24, 2008.
*(m)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report dated February 20, 2008, filed February 28, 2008.
*(n)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report dated May 19, 2008, filed May 22, 2008.

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

January 13, 2010
JANEL WORLD TRADE, LTD.

	By:	/s/ James N. Jannello
James N. Jannello, Executive Vice President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello	Executive Vice President, Chief Executive	January 13, 2010
James N. Jannello	Officer and Director

/s/ William J. Lally	President, Chief Operating Officer	January 13, 2010
William J. Lally	and Director

/s/ Linda Bieler	Controller and Chief Financial and	January 13, 2010
Linda Bieler	Accounting Officer

/s/ Noel J. Jannello	Vice President and Director	January 13, 2010
Noel J. Jannello

/s/ Vincent Iacopella	Director	January 13, 2010
Vincent Iacopella

/s/ Ruth Werra	Secretary	January 13, 2010
Ruth Werra

Paritz & Company, P.A.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
December 11, 2009, except as to the last paragraph of
Note 10, the date of which is January 4, 2010

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents ( Note 1)	$1,483,150	$2,428,098
Accounts receivable, net of allowance for doubtful accounts of $85,368 in 2009 and $129,953 in 2008	4,616,244	6,102,205
Marketable securities (Note 3)	52,100	52,044
Loans receivable - officers (Note 4)	114,616	142,574
- other	4,908	25,632
Prepaid expenses and sundry current assets	239,437	228,664
Tax refund receivable (Note 12)	289,000	83,000
TOTAL CURRENT ASSETS	6,799,455	9,062,217

Property and equipment, net (Note 6)	179,779	303,855

OTHER ASSETS:
Intangible assets, net (Note 7)	1,875,754	3,300,119
Security deposits	55,991	50,801
Deferred income taxes (Note 12)	1,114,000	754,000
TOTAL OTHER ASSETS	3,045,745	4,104,920

	$10,024,979	$13,470,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Convertible promissory notes (Note 8)	$-	$400,000
Note payable – bank (Note 9)	-	750,000
- other (Note 2A)	125,000	125,000
Accounts payable – trade	3,116,830	3,902,719
- related party (Note 5)	100,078	143,422
Accrued expenses and taxes payable	422,110	303,659
Current portion of long-term debt (Note 10)	544,141	786,308
TOTAL CURRENT LIABILITIES	4,308,159	6,411,108

OTHER LIABILITIES:
Long-term debt (Note 10)	1,506,096	2,110,237
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	1,584,664	2,188,805

STOCKHOLDERS’ EQUITY (Note 11)	4,132,156	4,871,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,024,979	$13,470,992

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007

REVENUES (Note 1)	$71,852,806	$82,745,383	$74,947,442

COSTS AND EXPENSES:
Forwarding expenses	63,418,743	72,959,241	66,775,078
Selling, general and administrative	8,574,504	9,536,731	7,624,360
Amortization of intangible assets	416,392	702,846	-
TOTAL COSTS AND EXPENSES	72,409,639	83,198,818	74,399,438

OPERATING INCOME (LOSS)	(556,833)	(453,435)	548,004

OTHER ITEMS:
Impairment loss (Note 2)	(1,066,240)	(1,812,750)	-
Interest and dividend income	14,581	43,147	59,175
Interest expense	(224,706)	(149,389)	(500)
TOTAL OTHER ITEMS	(1,276,365)	(1,918,992)	58,675

INCOME (LOSS) BEFORE INCOME TAXES	(1,833,198)	(2,372,427)	606,679

Income taxes (credit) (Note 12)	(592,000)	(727,000)	283,700

NET INCOME (LOSS)	(1,241,198)	(1,645,427)	322,979

Preferred stock dividends (Note 11)	15,000	15,000	10,833

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$(1,256,198)	$(1,660,427)	$312,146

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain (loss) from available for sale securities	$(197)	$(25,270)	$8,897
Basic earnings (loss) per share	$(.07)	$(.10)	$.02
Diluted earnings (loss) per share	$(.07)	$(.10)	$.02
Basic weighted average number of shares outstanding	17,545,712	17,011,278	16,978,142
Diluted weighted average number of shares outstanding	17,945,712	17,431,552	17,378,142

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK
	SHARES	$	SHARES	$	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE-SEPTEMBER 30, 2006	17,043,000	$17,043	-	$-	-	$953,163	$2,778,324	$2,763	$3,751,293
Net income	-	-	-	-	-	-	322,979	-	322,979
Convertible preferred stock issuancenet of expenses of $35,605	-	-	1,000,000	1,000	-	463,395	-	-	464,395
Purchase of 137,000 shares treasury stock	-	-	-	-	(65,812)	-	-	-	(65,812)
Dividends to preferred shareholders	-	-	-	-	-	-	(10,833)	-	(10,833)
Other comprehensive gains:
Unrealized gains on available-for- sale marketable securities	-	-	-	-	-	-	-	8,897	8,897
BALANCE-SEPTEMBER 30, 2007	17,043,000	17,043	1,000,000	1,000	(65,812)	1,416,558	3,090,470	11,660	4,470,919
Net loss	-	-	-	-	-	-	(1,645,427)	-	(1,645,427)
Common stock issuance	520,661	521	-	-	-	629,479	-	-	630,000
Convertible preferred stock issuance			285,000	285	-	1,424,715	-	-	1,425,000
Retirement of treasury stock	(137,000)	(137)	-	-	65,812	(65,675)	-	-	-
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Deferred financing charges related to
Issuance of convertible debt	-	-	-	-	-	33,600	-	-	33,600
Purchase of 2,500 shares treasury stock	-	-	-	-	(2,743)	-	-	-	(2,743)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(25,270)	(25,270)
BALANCE-SEPTEMBER 30, 2008	17,426,661	17,427	1,285,000	1,285	(2,743)	3,438,677	1,430,043	(13,610)	4,871,079
Net loss	-	-	-	-	-	-	(1,241,198)	-	(1,241,198)
Common stock issuance	586,671	5,867	-	-	-	502,879	-	-	508,746
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Options issued	-	-	-	-	-	17,249	-	-	17,249
Purchase of 12,676 shares treasury stock	-	-	-	-	(8,523)	-	-	-	(8,523)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(197)	(197)
BALANCE-SEPTEMBER 30, 2009	18,013,332	$23,294	1,285,000	$1,285	$(11,266)	$3,958,805	$173,845	$(13,807)	$4,132,156

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(1,241,198)	$(1,645,427)	$322,979
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	552,707	838,674	99,415
Amortization of imputed interest	46,860	13,332	-
Deferred income taxes	(360,000)	(754,000)
Issuance of options	17.249	-	-
Impairment loss	1,066,240	1,812,750	-
Changes in operating assets and liabilities:
Accounts receivable	1,485,961	(758,247)	(534,634)
Tax refund receivable	(206,000)	(83,000)	-
Loans receivable	-	-	(30,124)
Prepaid expenses and sundry current assets	(69,038)	(53,597)	383
Accounts payable and accrued expenses	(573,693)	163,146	1,117,750
Security deposits	(5,190)	(1,766)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	713,898	(468,135)	975,769

INVESTING ACTIVITIES:
Acquisition of subsidiaries (Note 2)	-	(423,867)	-
Acquisition of property and equipment, net	(12,239)	(57,036)	(138,844)
Purchase of marketable securities	(253)	(6,434)	(2,761)
NET CASH USED IN INVESTING ACTIVITIES	(12,492)	(487,337)	(141,605)

FINANCING ACTIVITIES:
Proceeds from (repayment of) bank loan	(750,000)	750,000	-
Repayment of long-term debt	(893,169)	(84,764)	(7,236)
Repayment (issuance) of loans receivable	48,682	(3,772)	(97,736)
Purchase of treasury stock	(8,523)	(2,743)	(65,812)
Proceeds from sale of preferred stock, net of related expenses of $35,605	-	-	464,395
Proceeds from (repayment of) loans receivable (payable) – related party	(43,344)	111,700	-
Proceeds from loans payable – related party	-	143,422	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,646,354)	913,843	293,611

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(944,948)	(41,629)	1,127,775
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	2,428,098	2,469,727	1,341,952
CASH AND CASH EQUIVALENTS – END OF YEAR	$1,483,150	$2,428,098	$2,469,727
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$87,312	$177,583	$500
Income taxes	$134,753	$200,788	$294,429
Non-cash activities:
Unrealized gain (loss) on marketable securities	$(197)	$(25,270)	$8,897
Dividends declared to preferred shareholders	$15,000	$15,000	$10,833
Issuance of common stock, convertible preferred stock and notes payable in connection with business acquisitions	$-	$2,941,632	$-
Deferred financing charges	$58,267 -	$33,600	$-
Conversion of debt to equity	$508,746	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s accounts at these institutions may, at times, exceed the federally insured limits.  The Company has not experienced any losses in such accounts.

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

Customers will frequently request an all inclusive rate for a set of services, which is known in the industry as “door-to-door services”.  In these cases, the customer is billed a single rate for all services from pickup at origin to delivery.  The allocation of revenue and expense among the components of service when provided under an all inclusive rate are done in an objective manner on a fair value basis.

(b)           Computer software sales, support and maintenance

The Company recognizes revenue, including multiple element arrangements, in accordance with current authoritative guidance.   Revenue from the sale of the Company’s products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured.  Amounts billed in excess of revenue recognized are recorded as deferred revenue in the balance sheet.

Income per common share

Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the period.  Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of stock options and warrants.

Comprehensive income

Comprehensive income encompasses all changes in stockholders’ equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities.  As of September 30, 2009, accumulated other comprehensive income consists of unrealized gains on unrestricted available-for-sale marketable equity securities.

Deferred income taxes

The Company accounts for income taxes in accordance with current authoritative guidance which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, current authoritative guidance requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Goodwill, other intangibles and long-lived assets

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired.  Current authoritative guidance requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred.  Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

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

Recent accounting pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles.  This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Once effective, the Codification’s content will carry the same level of authority.  Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP; authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding reference to legacy accounting pronouncements.

Current authoritative guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities.  This statement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows.

Current authoritative guidance requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  All business combinations will be accounted for under the acquisition method.  Significant changes, among others, from current guidance include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings.  Further, acquisition-related costs will be expensed rather than treated as part of the acquisition.

Current authoritative guidance allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance.  Thus, the Company adopted this guidance as of September 30, 2009, which did not have a material impact on its consolidated financial statements.

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

The Company, with the assistance of a third party, performed a goodwill impairment test effective as of September 30, 2008 and determined that there was no impairment of the goodwill relating to OLI.  The Company also performed an impairment test on the other identifiable intangible assets acquired relating to OLI and determined that, due to changes in economic circumstances relating to OLI, the carrying value of certain intangible assets exceeded their estimated undiscounted future cash flows and their eventual disposition.  Accordingly, the Company recorded an impairment loss of $1,812,750 as of September 30, 2008 representing the write-off of:

Customer relationships	$414,451
Software valuation	508,299
Development agreement	890,000
$1,812,750

The Company, with the assistance of a third party, performed a goodwill impairment test effective as of September 30, 2009 and determined that there was full impairment of the intangible assets relating to the acquisition of certain assets of OLI.  Accordingly, the Company recorded an impairment loss of $1,066,240 as of September 30, 2009 representing the write-off of:

Customer relationships	$96,250
Software valuation	280,000
Development agreement	226,678
Goodwill	463,312
$1,066,240

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

(C)         PURCHASE PRICE ALLOCATION

In accordance with the purchase method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, and the acquisition of a talented workforce.

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

(Unaudited)	Pro Forma Results
(Dollars in Thousands except per share data)	Year ended September 30,
	2008	2007

Revenues	$86,735	$83,977

Loss before income taxes (exclusive of impairment loss for 2008)	$(33)	$(323)

Fully diluted earnings per share	$(.01)	$(.02)

3            MARKETABLE SECURITIES

Marketable securities consist of the following:
	Cost	Unrealized Holding Gains (Losses)	Fair Value
As of September 30, 2009:
Mutual Funds	$52,297	$(197)	$52,100

As of September 30, 2008:
Mutual Funds	$77,314	$(25,270)	$52,044

4            LOANS RECEIVABLE – OFFICERS

The loans receivable – officers bear interest at 4% per annum and are due on demand.

On July 22, 2009, Vincent Iacopella, a director of the Company, obtained a short-term personal loan of $16,500 from the Janel Group of Los Angeles, Inc., a wholly-owned subsidiary of the Company. Mr. Iacopella had previously been issued a Janel corporate credit card from the Janel Group of Los Angeles, Inc. for his use in the course of Janel business activities.  Mr. Iacopella had used the corporate credit card for business charges and also personal charges amounting to approximately $3,500.  Neither Janel senior management nor Mr. Iacopella were aware that the short-term personal loan to Mr. Iacopella or the personal charges on his business credit card might be a violation of the Sarbanes-Oxley act until November 22, 2009.  On December 2, 2009, Mr. Iacopella repaid his personal loan from Janel with interest and reimbursed the Company for the personal expenses charged to Mr. Iacopella’s corporate credit card.

Section 402 of the Sarbanes-Oxley Act makes it unlawful for any public company, directly or indirectly, to extend credit, maintain credit or arrange for the extension of credit in the form of a personal loan to or for the benefit of any director or executive officer, except for loan transactions completed prior to July 30, 2002, when the Sarbanes-Oxley Act was signed into law.

Violations of Section 402 of the Sarbanes-Oxley Act are also violations of Section 13(K) of the Securities Exchange Act of 1934.  Such violations can result in sanctions ranging from civil cease-and-desist proceedings to the prosecution of criminal proceedings, depending upon the nature and seriousness of the violation.

5            LOAN PAYABLE – RELATED PARTY

The loan payable – related party is due from a company owned by Janel’s President and Executive Vice President.  The loan bears interest at 6% per annum and is due on demand.

6            PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:
	September 30,
	2009	2008	Life

Furniture and fixtures	$224,661	$230,780	5-7 years
Computer equipment	503,514	524,694	5 years
	728,175	755,474
Less accumulated depreciation and
Amortization	548,396	451,619
	$179,779	$303,855

7            INTANGIBLE ASSETS

A summary of intangible assets resulting from the Ferrara acquisition and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$1,530,000	9.5 years
Goodwill	547,070
	2,077,070
Less accumulated amortization	201,316
	$1,875,754

A summary of the changes in intangible assets is as follows:

	Order Logistics, Inc.	Ferrara International Logistics, Inc.

Balance – beginning of year	$1,263,312	$2,036,807
Amortization	(197,072)	(161,053)
Impairment loss	(1,066,240)	-
Balance – end of year	$-	$1,875,754

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

In July 2009 the $400,000 convertible promissory notes plus accrued interest of $40,000 were converted into 586,671 shares of common stock.

9            NOTE PAYABLE – BANK

As of September 30, 2008, the Company had an available line of credit with a bank pursuant to which it may borrow up to $1,500,000.  Advances under this facility bear interest at prime minus .75%.  All borrowings are personally guaranteed by the president and executive vice president of the Company.  The line is secured by a blanket lien on the assets of the Company.

In May 2009, the Company, together with its principal stockholders, entered into a forbearance agreement with JP Morgan Chase Bank N.A. (the “Agreement”) to resolve a default on the part of the Company in (a) making timely payment upon maturity of a promissory note due to the bank on March 30, 2009 in the sum of $250,868, and (b) the debt service coverage ratio covenant in the credit agreement with the bank.  The Agreement provides that the bank will refrain from exercising its collection rights against the Company and guarantors on or before July 31, 2009.  As of July 31, 2009, the balance due on the note payable was paid in full.

10            LONG-TERM DEBT

Long-term debt consists of the following:
	September 30,
	2009	2008

Term loan payable, as amended. (1)	$1,316,191	$1,619,048

Non-interest bearing note payable, net of imputed interest, in payments of $435,000 in July 2011 (see Note 2B).	386,824	774,964

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	347,222	500,000

Other	-	2,533
	2,050,237	2,896,545
Less current portion	544,141	786,308
	$1,506,096	$2,110,237

These obligations mature as follows:

2010	$544,141
2011	1,492,211
2012	13,885
$2,050,237

(1)           On January 4, 2010 the Company amended the term loan agreement with its principal lender under the following terms.  The Company is required to make monthly installments of principal of $25,000 through July 1, 2010 and $40,000 monthly commencing August 1, 2010 through December 1, 2010, plus interest at the bank’s prime rate plus 3% per annum, with a final payment due December 31, 2010.  The agreement requires the Company to maintain certain net income levels, as defined.  The loan is collateralized by substantially all assets of the Company and is personally guaranteed by certain stockholders of the Company.

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

As of September 30, 2009 there were 1,000,000 shares of Series A Convertible Preferred Stock issued and 285,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

(2)           See Note 2 in connection with the issuance of Series B Preferred Stock.

B.           Stock repurchase program

On October 12, 2006, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions.  The repurchase plan may be suspended by the Company at any time.  As of September 30, 2009, 152,176 shares of the Company’s common stock have been repurchased under the plan at a cost of $77,078.

12            INCOME TAXES

Income taxes consist of the following:
	Year Ended September 30,
	2009	2008	2007
Federal – current	$(267,500)	$(83,000)	$187,000
- deferred	(360,000)	(754,000)	-
State and local	35,500	110,000	96,700
	$(592,000)	$(727,000)	$283,700

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

	Year Ended September 30,
	2009	2008	2007
Federal taxes (credits) at statutory rates	$(627,500)	$(811,160)	$207,700
Non-deductible expenses	11,740	11,560	12,200
State and local taxes, net of Federal benefit	23,760	72,600	63,800
	$(592,000)	$(727,000)	$283,700

The deferred tax asset represents the tax effect of timing differences relating to amortization of intangible assets and the related impairment loss.

13            PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing and 401(k) plan covering substantially all full-time employees.  The expense charged to operations for the years ended September 30, 2009, 2008, and 2007 aggregated approximately $24,000, $30,000 and $28,000, respectively.

14            RENTAL COMMITMENTS

The Company conducts its operations from leased premises.  Rental expense on operating leases for the years ended September 30, 2009, 2008 and 2007 was approximately $412,000, $404,000, and $331,000, respectively.

Future minimum lease commitments (excluding renewal options) under noncancelable leases are as follows:

Year ended September 30, 2010	$222,000
2011	160,000
2012	159,000
2013	81,670

15            RISKS AND UNCERTAINTIES

(a)	Currency risks

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

In May 2008, the defendants filed a motion to the court asking it to dismiss the case based upon the defendants’ claim that the complaint “fails to state a claim upon which relief may be granted”.  The Company, in turn, filed a brief in opposition to the defendants’ motion showing that it is meritless and should be denied. In March 2009 the court entered an order denying the defendants’ motions to dismiss in their entirety.

In April 2009 the defendants Francis and Griffin filed answers to the Janel complaint and they each counterclaimed that Janel breached agreements and withheld payments from them.

Griffin claims that, under the Asset Acquisition Agreement, he is entitled to 38,000 shares of Janel’s Series B Convertible stock and 12,500 shares of Janel’s common stock, and payment of $125,000 that was due on March 30, 2008. He also claims that, under an October 18, 2008 employment agreement with Janel for a period of years, which he quit within the first week of his employment, he is entitled to $600,000, plus interest, and 500,000 “unrestricted” shares of Janel’s common stock.

Francis claims that, under the Asset Acquisition Agreement, he is entitled to receive $125,000 accounts receivable attributable to services World Logistics provided to customers prior to October 1, 2007, and 97,500 shares of Janel’s Class B convertible preferred stock which Janel failed to deliver to him.

In May 2009, Janel filed replies denying each of the counterclaims as meritless.  This litigation is presently in the discovery phase, and is likely to go to trial during 2010.

(d)           Relationships with officers

Janel’s former President and Chief Operating Officer and Executive Vice President and Chief Executive Officer (“EVP”), jointly own FCL/LCL International Inc., a New York Corporation which is a consolidating indirect carrier executing paperwork for Janel, from which they each receive approximately $10,000 per year.

These relationships involve actual or potential conflicts of interest between Janel and its officers.

(e)           Concentration of sales

Sales to one customer aggregated approximately 26%, 16.5% and 19.9% of consolidated sales for the years ended September 30, 2009, 2008 and 2007, respectively.  Amounts due from this customer aggregated $399,110, $162,000 and $860,000 at September 30, 2009, 2008 and 2007 respectively.

16            QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	First	Second	Third		Fourth
Fiscal 2009
Net sales	$21,266,128	$17,151,773		$15,524,769		$17,910,136
Operating income (loss)	(96,104)	(360,818)		(81,857)		(18,054)
Net income (loss)	(115,490)	(284,735)		(105,847)		(735,126)

Per share data (1):
Basic earnings per share	$(.01)	$(.02)		$(.01)		$.04
Diluted earnings per share	$(.01)	$(.02)		$(.01)		$(.04)

Fiscal 2008
Net sales	$20,067,346	$18,281,961		$19,962,837		$24,433,239
Operating income (loss)	56,531	(181,097)		(192,647)		(136,222)
Net income (loss)	22,049	(162,820)		(153,829)		(1,350,827)

Per share data (1):
Basic earnings per share	$0.001	$(0.010)		$(0.009)		$(0.080)
Diluted earnings per share	$0.001	$(0.010)	$	(0.009)	$	(0.080)

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

The following table presents financial information about the Company’s reportable segments as of and for the years ended September 30, 2009 and 2008.

2009	Consolidated	Transportation Logistics	Computer Software

Total revenues	$71,852,806	$71,663,175	$189,631
Net revenues	$8,434,063	$8,244,432	$189,631
Operating income (loss)	$(556,833)	$99,871	$(656,704)
Identifiable assets	$10,024,979	$9,902,506	$122,473
Capital expenditures	$12,239	$10,701	$1,538
Depreciation and amortization	$552,706	$301,770	$250,936
Equity	$4,132,156	$8,934,203	$(4,802,047)

2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$82,745,383	$82,261,746	$483,637
Net revenues	$9,786,142	$9,302,505	$483,637
Operating income (loss)	$(453,435)	$719,798	$(1,173,233)
Identifiable assets	$13,470,992	$11,879,833	$1,591,159
Capital expenditures	$222,153	$54,789	$167,364
Depreciation and amortization	$838,674	$158,400	$680,274
Equity	$4,871,079	$7,809,919	$(2,938,840)

18            SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, which was December 11, 2009. There were no subsequent events that required recognition or disclosure other than as discussed below.

In December 2009, Janel entered into an executive search agreement with a company to recruit prospective employees for Janel.  Per the agreement, the executive search firm shall be compensated in cash at a rate of 10% of the estimated first year total annual cash compensation of all candidates hired by Janel.  In addition, the search firm shall be further compensated by the issuance of stock options at a rate of 10% of the estimated first year total annual cash compensation (including signing bonuses and other cash incentives).  The stock options shall have an exercise price of $1.00 per share, effective as of the date of the first hiring by Janel pursuant to the agreement.  The option expires five years after the effective date of the option.