Form 10-Q
period 2009-12-31
JANEL WORLD TRADE LTD
filed 2010-02-12
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Exchange Act.

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

(a)   Janel's unaudited, interim financial statements for its first fiscal quarter (the three months ended December 31, 2009) have been set forth below. Management's discussion and analysis of the company's financial condition and the results of operations for the third quarter will be found at Item 2, following the financial statements.

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Janel's results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel's Annual Report on Form 10-K filed with the SEC on January 13, 2010.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

The following discussion and analysis addresses the results of operations for the three months ended December 31, 2009, as compared to the results of operations for the three months ended December 31, 2008. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments comprised of 1) full-service cargo transportation logistics management, including freight forwarding - via air, ocean and land-based carriers - customs brokerage services, warehousing and distribution services, and other value-added logistics services, and 2) computer software sales, support and maintenance.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenue.  Revenue for the first quarter of fiscal 2010 was $16,997,932, as compared to $21,266,128 for the same period of fiscal 2009, a year-over-year decrease of $(4,268,196), or (20.1)%. The decreased level of revenue resulted principally from a decrease of $(4,178,158), or (19.8)%, in transportation logistics revenue due to a reduced level of overall shipping activity by existing customers combined with lower industry freight rates, which are marked up and then passed through to customers. The Company's computer software segment revenue also decreased by $(90,038), or 73.2% (See Note 2 to financial statements).

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

For the first quarter of fiscal 2010, forwarding expense decreased by $3,892,873, or 20.5%, to $15,083,815, as compared to $18,976,688 for the first quarter of fiscal 2009. The percentage decrease in forwarding expense was slightly more than the 19.8% decrease in transportation logistics revenue year-over-year, yielding a favorable decrease of 84 basis points in the measure of forwarding expense as a percentage of transportation logistics revenue to 88.91% in the first quarter of fiscal 2010, from 89.75% for the first fiscal quarter of 2009.  This is principally the result of a lower proportion of revenue generated in the 2010 quarter from ocean freight shipments (which carry a lower average profit margin and bore the brunt of the revenue decline) in the Company's transportation logistics segment.

Selling, General and Administrative Expense.  Selling, general and administrative expense in first quarter of fiscal 2010 decreased by $375,743, or 16.5%, to $1,901,870, as compared to $2,277,613 in the first quarter of fiscal 2009.  The year-over-year dollar decrease in SG&A primarily resulted from both the increased level of financial controls which the Company has specifically implemented to contain computer software-related administrative expenses, as well as from a reduction in corporate headcount from the fiscal 2009 first quarter to the fiscal 2010 period.  SG&A as a percentage of revenue increased by 48 basis points from 10.71% in the first quarter of fiscal 2009, to 11.19% in the first quarter of fiscal 2010.

Income (Loss) Before Taxes.  Janel's results for the first quarter of fiscal 2010 improved from a loss before taxes of $(150,490) in the first quarter of fiscal 2009, to a loss before taxes of $(48,637) in the first quarter of fiscal 2010, an improvement of $101,853, or 67.7%. The principal reasons for the increase in income before taxes were the year-over-year decreases in SG&A of $375,743, as discussed above, and in amortization of intangible assets of $67,668.  The decline in amortization results from the Company having completed in the fiscal 2009 fourth quarter its asset write-downs associated with its earlier acquisition of Order Logistics, Inc., in October 2007.

Income Taxes.  The effective income tax rate in both the 2010 and 2009 periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).  Net loss available to common shareholders for the first quarter of fiscal 2010 was $(53,787), or $(0.003) per fully diluted share, as compared to a net loss available to common shareholders of $(119,240), or $(0.01) per fully diluted share, in the first quarter of fiscal 2009.

Liquidity and Capital Resources

Janel's ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

During the three months ended December 31, 2009, Janel's net working capital (current assets minus current liabilities) decreased by $115,744, or 4.6%, reflecting decreases in cash and cash equivalents (approximately $128,000) and prepaid expenses ($43,000) and an increase in accounts payable ($299,000), only partially offset by higher accounts receivable ($222,000), lower accrued expenses and taxes payable ($79,000) and a lower current portion of long-term debt ($70,000).  Janel's cash flow performance for the quarter is not necessarily indicative of future cash flow performance.

In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit increased to $3,000,000. In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000 because its cash flow had become adequate for financing its receivables, and because it obtained a reduced interest rate. During the first quarter of 2008, to help finance the Company's acquisition of certain assets of Order Logistics, Inc., the Company borrowed $1,700,000 (including a temporary increase of $200,000) under this existing line of credit, while also issuing a note payable in the amount of $125,000.  In addition, Janel entered into a term loan agreement with a different bank in the amount of $500,000 (see Note 2 to financial statements).  At June 30, 2008, Janel had no remaining available borrowing under its line of credit.  The outstanding balance of notes payable of $1,825,000 bears interest at prime plus three-quarters of one percent (0.75%) per annum and is collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the Company.  As of December 31, 2008, the Company had taken down the full $500,000 of available borrowing under its three-year term loan agreement, bearing interest at prime plus one-half of one percent (0.50%) per annum, collateralized by substantially all the assets of Order Logistics, Inc.  In April 2008, the outstanding bank note payable of $1,700,000 was converted into a term loan payable in monthly installments of $20,238 plus interest at the bank's prime rate plus 0.75% per annum, or LIBOR plus 2% per annum.  In addition, the bank gave the Company a new credit line of $1,500,000, which expired on March 31, 2009. To finance the acquisition of certain assets of Ferrara International Logistics, Inc., the Company issued a non-interest bearing note payable, net of imputed interest, with payments of $435,000 in July 2009 and July 2011.

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

The Agreement also provides that beginning May 22, 2009, interest on the Line Note, and on a Term Note in the principal sum of $1,457,142.80, will accrue at a rate per annum which will equal the CD Floating Rate plus three percent (3.0%) based upon the actual number of days the principal is outstanding over a year of 360 days.  The Company is required to furnish the bank with a projection of monthly cash receipts and disbursements prepared and certified by the Company's chief financial officer for the twelve (12) month period beginning July 2009. The Company may not prepay any indebtedness to any person without the prior written consent of the bank.  If the Company or the guarantors default in payment of the amounts required to be paid to the bank under the terms of the Agreement or the loan documents, if a petition for bankruptcy under any chapter of the United States bankruptcy code or any other debt relief law against the Company or the guarantors, or any other judicial action is taken with respect to the Company or the guarantors by any creditor, if any representation or warranty made to the bank by the Company in untrue, incorrect or misleading in any material respect, if any judgment is filed against or with respect to any collateral securing the Company's obligations to the bank in excess of $100,000.00, or there is any substantial impairment of the prospect of the Company's full satisfaction of its obligations to the bank or substantial impairment of the value of the collateral or the priority of the bank's security interest in or lien upon any collateral, the forbearance will be terminated, and all outstanding obligations will be immediately due and payable at the bank's sole option. However, the Company will continue to be in technical default of the terms of the Term Note while it is not in compliance with the Debt Service Coverage Ratio covenant in the Credit Agreement with the bank.

On January 4, 2010, the Company amended the term loan agreement with JPMorgan Chase Bank, its principal lender, under the following terms. The Company is required to make monthly installments of principal of $25,000 through July 1, 2010, and $40,000 monthly commencing August 1, 2010, through December 1, 2010, plus interest at the bank's prime rate plus 3% per annum, with a final payment due December 31, 2010. The agreement requires the Company to maintain certain net income levels, as defined by the agreement. The loan is collateralized by substantially all assets of the Company, and is personally guaranteed by certain stockholders of the Company. However, the Company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under "Current Outlook." To successfully execute various of these growth strategy elements in the coming months, the Company will need to secure additional capital funding estimated at up to $10,000,000 during that period. There is no assurance either that such additional capital as necessary to execute the Company's business plan and intended growth strategy will be available or, if available, will be extended to the Company at mutually acceptable terms.

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2010 and beyond through other avenues. The Company's strategy for growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the Company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2010 and beyond through other avenues. The Company's strategy for growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the Company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities that are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the first fiscal quarter ended December 31, 2009.

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

Subsequent to the October 2007 acquisition of certain assets of Order Logistics, Inc. ("OLI"), a Delaware corporation, consisting principally of proprietary technology, office locations and personnel, and customer relationships, Janel learned that immediately prior to the closing of the acquisition, OLI had entered into an undisclosed agreement with a third party (the "Settlement Agreement") which permitted that party to use OLI proprietary technology and customer relationships being purchased by Janel, and to solicit OLI employees in its South Carolina office. Janel believes that OLI's failure to disclose the Settlement Agreement prior to the closing of the asset acquisition was a material violation of the OLI covenants, representations and warrantees set forth in the October 18, 2007 Asset Purchase Agreement which has damaged the value of the assets acquired by Janel.

On February 11, 2008, Janel World Trade, Ltd. ("Janel") filed a lawsuit in the United States District Court for the Southern District of New York against defendants World Logistics Services, Inc. ("World Logistics"), a Delaware Corporation formerly known as "Order Logistics, Inc.;" Richard S. Francis ("Francis"), the President of World Logistics; and Brian P. Griffin ("Griffin"), who was the Chief Executive Officer of World Logistics when Janel completed an acquisition in October 2007 of certain World Logistics assets consisting of proprietary technology, intellectual property (including the name "Order Logistics"), office equipment, and customer lists for Janel's exclusive use in the management and expansion of Janel's international integrated logistics transport services business. The technology was acquired by Janel to enable it to integrate the tracking of all of the different aspects of the production, movement and delivery of goods, making the entire process electronically visible in "real time" by both its managers and clients.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	There have been no sales of unregistered equity securities by the Company during the first fiscal quarter ended December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (identify beginning and ending dates)	10-1-09/10-31-09 -0-	-0-	-0-	147,824

Month #2 (identify beginning and ending dates)	11-1-09/11-30 -09 -0-	-0-	-0-	147,824

Month #3 (identify beginning and ending dates)	12-1-09/ 12-31-09 -0-	-0-	-0-	147,824

Total	-0-	-0-	-0-	147,824

Item 3.	Defaults Upon Senior Securities.

            Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the first fiscal quarter ended December 31, 2009.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b)	Reports on Form 8-K. The Company did not file any report on Form 8-K during the first fiscal quarter ended December 31, 2009.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2010

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello
Chief Executive Officer