Form 10-Q/A
period 2009-12-31
JANEL WORLD TRADE LTD
filed 2010-03-17
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-60608

JANEL WORLD TRADE, LTD.
(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State of incorporation)	(I.R.S. Employer Identification Number)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

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

Paritz & Company, P.A.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED DECEMBER 31, 2009

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2009	SEPTEMBER 30, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,354,847	$1,483,150
Accounts receivable, net of allowance for doubtful
accounts of $62,854 at December 31, 2009 and
$85,368 at September 30, 2009	4,838,245	4,616,244
Marketable securities	53,469	52,100
Loans receivable – officers	98,329	114,616
– other	3,520	4,908
Prepaid expenses and sundry current assets	196,577	239,437
Tax refund receivable	289,000	289,000
TOTAL CURRENT ASSETS	6,833,987	6,799,455

PROPERTY AND EQUIPMENT, NET	160,266	179,779

OTHER ASSETS:
Intangible assets, net	1,835,491	1,875,754
Security deposits	55,991	55,991
Deferred income taxes	1,122,100	1,114,000
TOTAL OTHER ASSETS	3,013,582	3,045,745

TOTAL ASSETS	$10,007,835	$10,024,979

CURRENT LIABILITIES:
Note payable - other	$125,000	$125,000
Accounts payable – trade	3,515,740	3,116,830
– related party	-	100,078
Accrued expenses and taxes payable	343,555	422,110
Current portion of long-term debt	474,140	544,141
TOTAL CURRENT LIABILITIES	4,458,435	4,308,159

OTHER LIABILITIES:
Long-term debt	1,391,311	1,506,096
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	1,469,879	1,584,664

STOCKHOLDERS’ EQUITY	4,079,521	4,132,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,007,835	$10,024,979

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2009		2008

REVENUES		$16,997,932	$21,266,128

COSTS AND EXPENSES:
Forwarding expenses		15,083,815	18,976,688
Selling, general and administrative		1,901,870	2,277,613
Amortization of intangible assets		40,263	107,931
TOTAL COSTS AND EXPENSES		17,025,948	21,362,232

OPERATING LOSS		(28,016)	(96,104)

OTHER ITEMS:
Interest and dividend income		1,669	3,876
Interest expense		(22,290)	(58,262)
TOTAL OTHER ITEMS		(20,621)	(54,386)

LOSS BEFORE INCOME TAXES		(48,637)	(150,490)

Income taxes (credit)		1,400	(35,000)

NET LOSS		(50,037)	(115,490)

Preferred stock dividends		3,750	3,750

NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS		$(53,787)	$(119,240)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) from available for sale securities		$1,152	$(10,867)
Basic earnings (loss) per share	$	( .003)	$(.01)
Fully diluted earnings (loss) per share	$	( .003)	$(.01)
Basic weighted number of shares outstanding		18,013,332	17,514,738
Fully diluted weighted number of shares outstanding		18,453,332	17,914,738

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	LOSS	TOTAL

BALANCE – SEPTEMBER 30, 2009	18,013,332	$18,014	1,285,000	$1,285	$(11,266)	$3,964,085	$173,845	$(13,807)	$4,132,156

Net loss	-	-	-			-	(50,037)	-	(50,037)

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Other comprehensive gains:
Unrealized gains on
available-for-sale marketable securities	-	-	-	-	-	-	-	1,152	1,152

BALANCE – DECEMBER 31, 2009	18,013,332	$18,014	1,285,000	$1,285	$(11,266)	$3,964,085	$120,058	$(12,655)	$4,079,521

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	LOSS	TOTAL

BALANCE – SEPTEMBER 30, 2008	17,426,661	$17,427	1,285,000	$1,285	$(2,743)	$3,438,677	$1,430,043	$(13,610)	$4,871,079

Net income	-	-	-			-	(115,490)	-	(115,490)

Purchase of 12,676 shares of treasury stock	-	-	-	-	(8,523)	-	-	-	(8,523)

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Other comprehensive gains (losses):
Unrealized gains (losses) on
available-for-sale marketable securities	-	-	-	-	-	-	-	(10,867)	(10,867)

BALANCE – DECEMBER 31, 2008	17,426,661	$17,427	1,285,000	$1,285	$(11,266)	$3,438,677	$1,310,803	$(24,477)	$4,732,449

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(50,037)	$(115,490)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	60,741	123,164
Amortization of imputed interest	6,882	11,715
Deferred income taxes	(8,100)	(56,000)
Changes in operating assets and liabilities:
Accounts receivable	(222,001)	161,140
Prepaid expenses and sundry current assets	42,860	19,751
Accounts payable and accrued expenses	316,604	(794,768)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	146,949	(650,488)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(965)	(4,925)
Purchase of marketable securities	(217)	(258)
NET CASH USED IN INVESTING ACTIVITIES	(1,182)	(5,183)

FINANCING ACTIVITIES:
Repayment of long-term debt	(191,667)	(89,439)
Repayment (issuance) of loans receivable	17,675	(994)
Purchase of treasury stock	-	(8,523)
Repayment of loans payable – related party	(100,078)	(141,769)
NET CASH USED IN FINANCING ACTIVITIES	(274,070)	(240,725)

DECREASE IN CASH AND CASH EQUIVALENTS	(128,303)	(896,396)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,483,150	2,428,098

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,354,847	$1,531,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$22,290	$23,979
Income taxes	$6,882	$21,000
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$1,152	$(10,867)
Dividends declared to preferred stockholders	$(3,750)	$(3,750)

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(Unaudited)

1	BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company=s Form 10-K as filed with the Securities and Exchange Commission on or about January 13, 2010.

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

Three Months Ended December 31, 2009	Consolidated	Transportation Logistics	Computer Software

Total revenues	$16,997,932	$16,964,896	$33,036
Net revenues	$1,914,117	$1,881,081	$33,036
Operating income (loss)	$(28,016)	$68,280	$(96,296)
Identifiable assets	$10,007,835	$9,898,596	$109,239
Capital expenditures	$965	$965	$-
Depreciation and amortization	$67,625	$59,468	$8,157
Equity	$4,079,521	$8,998,614	$(4,919,093)

Three Months Ended December 31, 2008	Consolidated	Transportation Logistics	Computer Software

Total revenues	$21,266,128	$21,143,054	$123,074
Net revenues	$2,289,440	$2,166,366	$123,074
Operating income (loss)	$(96,104)	$31,459	$(127,563)
Identifiable assets	$12,321,851	$10,863,223	$1,458,628
Capital expenditures	$4,925	$4,925	$-
Depreciation and amortization	$134,879	$72,222	$62,657
Equity	$4,732,449	$7,818,108	$(3,085,659)

3	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2009	September 30, 2009

Term loan payable in monthly installments of principal of $25,000 through July 1, 2010 and $40,000 monthly commencing August 1, 2010 through December 1, 2010, plus interest at the bank’s prime rate plus 3% per annum, with a final payment due December 31, 2010. The agreement requires the Company to maintain certain net income levels, as defined. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by certain stockholders of the Company.	$1,166,191	$1,316,191

Non-interest bearing note payable, net of imputed interest, with a payment of $435,000 due in July 2011.	393,706	386,824

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	305,554	347,222
	1,865,451	2,050,237
Less current portion	474,140	544,141
	$1,391,311	$1,506,096

These obligations mature as follows:

2010	$474,140
2011	1,391,311
$1,865,451

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

March 17, 2010

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello
Chief Executive Officer