Form 10-Q
period 2010-03-31
JANEL WORLD TRADE LTD
filed 2010-05-17
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer ☐                 Accelerated filer ☐                Non-Accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:  18,381,082.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

(a)   Janel’s unaudited, interim financial statements for its second fiscal quarter (the three and six months ended March 31, 2010) have been set forth below. Management’s Discussion and Analysis of the Company’s Financial Condition and the Results of Operations for the second fiscal quarter will be found at Item 2, following the financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	SEPTEMBER 30, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$867,959	$1,483,150
Accounts receivable, net of allowance for doubtful accounts of $42,374 at March 31, 2010 and $85,368 at September 30, 2009	5,130,549	4,616,244
Marketable securities	56,564	52,100
Loans receivable – officers	95,925	114,616
- other	2,925	4,908
Prepaid expenses and sundry current assets	95,484	239,437
Tax refund receivable	289,000	289,000
TOTAL CURRENT ASSETS	6,538,406	6,799,455

PROPERTY AND EQUIPMENT, NET	144,789	179,779

OTHER ASSETS:
Intangible assets, net	1,795,228	1,875,754
Security deposits	55,453	55,991
Deferred income taxes	1,103,000	1,114,000
TOTAL OTHER ASSETS	2,953,681	3,045,745

TOTAL ASSETS	$9,636,876	$10,024,979

CURRENT LIABILITIES:
Note payable - other	$-	$125,000
Accounts payable – trade	3,238,681	3,116,830
- related party	-	100,078
Accrued expenses and taxes payable	254,032	422,110
Current portion of long-term debt	1,230,331	544,141
TOTAL CURRENT LIABILITIES	4,723,044	4,308,159

OTHER LIABILITIES:
Long-term debt	525,335	1,506,096
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	603,903	1,584,664

STOCKHOLDERS’ EQUITY	4,309,929	4,132,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,636,876	$10,024,979

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	SIX MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2010	2009	2010	2009
REVENUES	$36,268,887	$38,417,901	$19,270,955	$17,151,773

COSTS AND EXPENSES:
Forwarding expenses	32,280,020	34,088,675	17,196,205	15,111,987
Selling, general and administrative	3,762,273	4,607,086	1,860,403	2,311,073
Amortization of intangible assets	80,526	179,062	40,263	89,531
TOTAL COSTS AND EXPENSES	36,122,819	38,874,823	19,096,871	17,512,591

OPERATING INCOME (LOSS)	146,068	(456,922)	174,084	(360,818)

OTHER ITEMS:
Interest and dividend income	2,806	11,380	1,137	7,504
Interest expense	(54,827)	(109,683)	(32,537)	(51,421)
TOTAL OTHER ITEMS	(52,021)	(98,303)	(31,400)	(43,917)

INCOME (LOSS) BEFORE INCOME TAXES	94,047	(555,225)	142,684	(404,735)

Income taxes (credits)	38,000	(155,000)	36,600	(120,000)

NET INCOME (LOSS)	56,047	(400,225)	106,084	(284,735)

Preferred stock dividends	7,500	7,500	3,750	3,750

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$48,547	$(407,725)	$102,334	$(288,485)

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain(loss) from available for sale securities	$4,272	$(13,768)	$3,150	$(2,901)
Basic earnings (loss) per share	$.003	$(.02)	$.007	$(.02)
Fully diluted earnings (loss) per share	$.003	$(.02)	$.006	$(.02)
Basic weighted number of shares outstanding	18,013,332	17,513,130	18,013,332	17,511,485
Fully diluted weighted number of shares outstanding	18,453,332	17,913,130	18,453,332	17,911,485

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE GAIN
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCE – SEPTEMBER 30, 2009	18,013,332	$18,014	1,285,000	$1,285.00	$(11,266)	$3,964,085.00	$173,845	$(13,807)	$4,132,156

Net income	-	-	-			-	56,047	-	56,047

Dividends to preferred shareholders	-	-	-	-	-	-	(7,546)	-	(7,546)

Other comprehensive gains (losses):

Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	4,272	4,272

Settlement of litigation (Note 4)	300,000	300	(50,500)	(50.50)	-	124,750.50	-	-	125,000

BALANCE – MARCH 31, 2010	18,313,332	$18,314	1,234,500	$1,234.50	$(11,266)	$4,088,835.50	$222,346	$(9,535)	$4,309,929

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE GAIN
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	(LOSS)	TOTAL
BALANCE – SEPTEMBER 30, 2008	17,426,661	$17,427	1,285,000	$1,285	$(2,743)	$3,438,677	$1,430,043	$(13,610)	$4,871,079

Net loss	-	-	-			-	(400,225)	-	(400,225)

Purchase of 12,676 shares of treasury stock	-	-	-	-	(8,523)	-	-	-	(8,523)

Dividends to preferred shareholders	-	-	-	-	-	-	(7,500)	-	(7,500)

Other comprehensive gains (losses):

Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(13,768)	(13,768)

BALANCE – MARCH 31, 2009	17,426,661	$17,427	1,285,000	$1,285	$(11,266)	$3,438,677	$1,022,318	$(27,378)	$4,441,063

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$56,047	$(400,225)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	121,695	246,684
Amortization of imputed interest	13,764	23,430
Deferred income taxes	11,000	(192,000)
Changes in operating assets and liabilities:
Accounts receivable	(514,305)	2,000,236
Prepaid expenses and sundry current assets	144,491	7,665
Accounts payable and accrued expenses	(49,978)	(1,437,917)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(217,286)	247,873

INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,179)	(12,238)
Purchase of marketable securities	(192)	(245)
NET CASH USED IN INVESTING ACTIVITIES	(6,371)	(12,483)

FINANCING ACTIVITIES:
Dividends paid	(3,796)	-
Repayment of long-term debt	(308,334)	(192,767)
Repayment of loans receivable	20,674	2,407
Purchase of treasury stock	-	(8,523)
Repayment of loans payable – related party	(100,078)	(140,399)
NET CASH USED IN FINANCING ACTIVITIES	(391,534)	(339,282)

DECREASE IN CASH AND CASH EQUIVALENTS	(615,191)	(103,892)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,483,150	2,428,098
CASH AND CASH EQUIVALENTS – END OF PERIOD	$867,959	$2,324,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,063	$42,855
Income taxes	$1,708	$76,973
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$4,272	$(13,768)
Dividends declared to preferred stockholders	$(3,750)	$(7,500)
Cancellation of note payable-other (Note 4)	$(125,000)	$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010
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

Six Months Ended March 31, 2010	Consolidated	Transportation Logistics	Computer Software
Total revenues	$36,268,887	$36,211,681	$57,206
Net revenues	$3,988,867	$3,931,661	$57,206
Operating income (loss)	$146,068	$322,198	$(176,130)
Identifiable assets	$9,636,876	$9,541,084	$95,792
Capital expenditures	$6,179	$6,179	$-
Depreciation and amortization	$121,695	$105,382	$16,313
Equity	$4,309,929	$9,329,606	$(5,019,677)

Six Months Ended March 31, 2009	Consolidated	Transportation Logistics	Computer Software
Total revenues	$38,417,901	$38,258,193	$159,708
Net revenues	$4,329,226	$4,169,518	$159,708
Operating income (loss)	$(456,922)	$(116,411)	$(340,511)
Identifiable assets	$11,300,823	$9,933,727	$1,367,096
Capital expenditures	$12,240	$10,702	$1,538
Depreciation and amortization	$270,114	$144,756	$125,358
Equity	$4,441,063	$7,769,264	$(3,328,201)

Three Months Ended March 31, 2010	Consolidated	Transportation Logistics	Computer Software
Total revenues	$19,270,955	$19,246,785	$24,170
Net revenues	$2,074,750	$2,050,580	$24,170
Operating income (loss)	$174,084	$253,918	$(79,834)
Identifiable assets	$9,636,876	$9,541,084	$95,792
Capital expenditures	$5,214	$5,214	$-
Depreciation and amortization	$54,070	$45,914	$8,156
Equity	$4,309,929	$9,329,606	$(5,019,677)

Three Months Ended March 31, 2009	Consolidated	Transportation Logistics	Computer Software
Total revenues	$17,151,773	$17,115,139	$36,634
Net revenues	$2,039,786	$2,003,152	$36,634
Operating income (loss)	$(360,818)	$(147,870)	$(212,948)
Identifiable assets	$11,300,823	$9,933,727	$1,367,096
Capital expenditures	$7,315	$5,777	$1,538
Depreciation and amortization	$135,235	$72,534	$62,701
Equity	$4,441,063	$7,769,264	$(3,328,201)

3	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2010	September 30, 2009
Term loan payable in monthly installments of principal of $25,000 through July 1, 2010 and $40,000 monthly commencing August 1, 2010 through December 1, 2010, plus interest at the bank’s prime rate plus 3% per annum, with a final payment due December 31, 2010. The agreement requires the Company to maintain certain net income levels, as defined. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by certain stockholders of the Company.	$1,091,191	$1,316,191

Non-interest bearing note payable, net of imputed interest, with a payment of $435,000 due in July 2011.	400.588	386,824

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	263,887	347,222
	1,755,666	2,050,237
Less current portion	1,230,331	544,141
	$525,335	$1,506,096

These obligations mature as follows:

2010	$1,230,331	$474,140
2011	525,335	1,391,311
	$1,755.666	$1,865,451

4	LEGAL PROCEEDINGS

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

In April 2009 the defendants Francis and Griffin filed answers to the Janel complaint and they each counterclaimed that Janel breached agreements and withheld payments from them.  In May 2009 Janel filed replies denying each of the counterclaims as meritless.

On March 22, 2010 the Company reached a settlement agreement and mutual general release with one of the defendants in the lawsuit filed against World Logistics Services Inc.  Terms of the settlement include the issuance of 300,000 shares of Janel’s common stock, elimination of a $125,000 note payable to a defendant and a release of any and all claims and demands of the defendant.

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Janel’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in Janel’s Annual Report on Form 10-K filed with the SEC on January 13, 2010.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

The following discussion and analysis addresses the results of operations for the three and six months ended March 31, 2010, as compared to the results of operations for the three and six months ended March 31, 2009. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments comprised of: 1) full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, warehousing and distribution services, and other value-added logistics services, and 2) computer software sales, support and maintenance.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue.  Revenue for the second quarter of fiscal 2010 was $19,270,955, as compared to $17,151,773 for the same period of fiscal 2009, a year-over-year increase of $2,119,182, or 12.4%. For the three months of fiscal 2010, transportation logistics accounted for revenue of $19,246,785, while computer software revenue was $24,170, generated from the Company’s October 18, 2007 acquisition of certain assets of World Logistics, Inc. (formerly named "Order Logistics Inc."). The increased level of transportation logistics revenue reflected the relative strengthening of the U.S. economy year-over-year, and the consequent increase in shipping activity by existing customers between the two periods. Computer software-related revenue during the period was also negatively affected as a result of the Company’s earlier closing of former World Logistics operations in South Carolina, which were then consolidated into the Company’s Chicago operations, and from the continuing cutbacks the Company has made in that business segment.

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

For the second quarter of fiscal 2010, forwarding expense increased by $2,084,218, or 13.8%, to $17,196,205, as compared to $15,111,987 for the second quarter of fiscal 2009. The percentage increase in forwarding expense was greater than the percentage increase in transportation logistics revenue, up 12.5% year-over-year, yielding an unfavorable increase of 1.1 percentage points in the measure of forwarding expense as a percentage of revenue to 89.2% in the second quarter of fiscal 2010, from 88.1% for the second fiscal quarter of 2009.  This is principally the result of ocean freight shipments in the fiscal 2010 quarter accounting for a higher proportion of the overall shipping activity (versus airfreight), as compared to the fiscal 2009 quarter.

Selling, General and Administrative Expense.  Selling, general and administrative expense in second quarter of fiscal 2010 decreased by $450,670, or 19.5%, to $1,860,403, as compared to $2,311,073 in the second quarter of fiscal 2009. The year-over-year absolute dollar decrease in SG&A primarily resulted from cutbacks made as part of the Company’s ongoing austerity program, during which personnel positions have been eliminated, workweek reductions have been implemented, and all additional overhead expenses have been tightly monitored.  Primarily because of the higher revenue base, SG&A as a percentage of revenue decreased by 382 basis points, from 13.47% in the second quarter of fiscal 2009 to 9.65% in the second quarter of fiscal 2010.

Income (Loss) Before Taxes.  Janel’s results improved from a loss before taxes of $(404,735) in the second quarter of fiscal 2009, to income before taxes of $142,684 in the second quarter of fiscal 2010.  Charges related to the amortization of intangible assets were $40,263, and $89,531 in the second quarters of 2010 and 2009, respectively.  Similarly, interest expense, pertaining essentially to acquisition financing, declined to $32,537 during the fiscal 2010 second quarter from $51,421 in the corresponding year-earlier period.

Income Taxes.  The effective income tax rate in both the 2010 and 2009 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).  Net income available to common shareholders for the second quarter of fiscal 2010 was $102,334, or $0.006 per fully diluted share, an improvement of $390,819 as compared to net loss available to common shareholders of $(288,485), or $(0.02) per fully diluted share, in the second quarter of fiscal 2009.  The same principal factors as described above for the second fiscal quarters contributed to the corresponding net income and net loss for the two periods.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Revenue.  Revenue for the six months ended March 31, 2010 was $36,268,887, as compared to $38,417,901 for the same period of fiscal 2009, a year-over-year decrease of $(2,149,014), or (5.6)%. The lower level of first half revenue primarily reflected the negative comparison of year-over-year first quarters as the level of business activity and related shipping among the Company’s customers, as the recession-weakened U.S. economy was still recovering during the period.  For the six months of 2010, transportation logistics accounted for revenue of $36,211,681, while computer software revenue was $57,206.

Forwarding Expense. For the six months ended March 31, 2010, forwarding expense was $32,280,020, as compared to $34,088,675 for the same period of fiscal 2009, a year-over-year decrease of $1,808,655 or 5.3%. The percentage decrease was less than the decrease in transportation logistics revenue, down (5.6)%, for the six months ended March 31, 2010, as compared to fiscal 2009, resulting in forwarding expense as a percentage of revenue climbing marginally to 89%, as compared to the year-earlier 88.7%, a worsening of 0.3 percentage points.  This is principally the result of ocean freight shipments (with lower margins) in the fiscal 2010 six months accounting for a higher proportion (versus airfreight) of the half’s overall shipping activity than in the prior year six months.

Selling, General and Administrative Expense.  For the six-month periods ended March 31, 2010 and 2009, selling, general and administrative expenses were $3,762,273 (10.37%) of revenue) and $4,607,086 (11.99%), respectively. This represents a year-over-year improvement of $844,813, or 18.3%. The year-over-year absolute dollar decrease in SG&A primarily reflects first half savings as a result of cutbacks made as part of the Company’s ongoing austerity program, during which personnel positions have been eliminated, workweek reductions have been implemented and all additional overhead expenses have been tightly monitored.

Income (Loss) Before Taxes. Janel reported an income before taxes of $94,047 for the six months ended March 31, 2010 as compared to loss before taxes of $(555,225) for the six months ended March 31, 2009. Charges related to amortization of intangible assets were $80,526 and $179,062 in the first half of 2010 and 2009, respectively. Similarly, interest expense, pertaining principally to acquisition financing, declined from $109,683 in the first half of 2009 to $54,827 in the latest six-month period.

Income Taxes.  The effective income tax rate in both the 2010 and 2009 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).  Janel reported net income available to common shareholders for the six months ended March 31, 2010 of $48,547, or $0.003 per diluted share, up $456,272 as compared to a net loss available to common shareholders of $(407,725), or $(0.02) per diluted share, for the six months ended March 31, 2009.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

As of March 31, 2010, and compared with the year-earlier figure, the Company’s cash and cash equivalents declined by $1,456,247, or 62.7%, to $867,959 from $2,324,206, respectively. During the six months ended March 31, 2010, Janel’s net working capital (current assets minus current liabilities) decreased by $675,934 or 27.1%, from $2,491,296 at September 30, 2009, to $1,815,362 at March 31, 2010. This decline reflected an increase in accounts receivable of approximately $514,000 more than offset by decreases in cash and cash equivalents and prepaid expenses and sundry current assets of accounts receivable of approximately $615,000 and $144,000, respectively, and an increase in the current portion of long-term debt of approximately $686,000. Janel’s cash flow performance for the six months is not necessarily indicative of future cash flow performance.

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

The Agreement also provides that beginning May 22, 2009, interest on the Line Note, and on a Term Note in the principal sum of $1,457,142.80, will accrue at a rate per annum which will equal the CD Floating Rate plus three percent (3.0%) based upon the actual number of days the principal is outstanding over a year of 360 days.  The Company is required to furnish the bank with a projection of monthly cash receipts and disbursements prepared and certified by the Company’s chief financial officer for the twelve (12) month period beginning July 2009. The Company may not prepay any indebtedness to any person without the prior written consent of the bank.  If the Company or the guarantors default in payment of the amounts required to be paid to the bank under the terms of the Agreement or the loan documents, if a petition for bankruptcy under any chapter of the United States bankruptcy code or any other debt relief law against the Company or the guarantors, or any other judicial action is taken with respect to the Company or the guarantors by any creditor, if any representation or warranty made to the bank by the Company in untrue, incorrect or misleading in any material respect, if any judgment is filed against or with respect to any collateral securing the Company’s obligations to the bank in excess of $100,000.00, or there is any substantial impairment of the prospect of the Company’s full satisfaction of its obligations to the bank or substantial impairment of the value of the collateral or the priority of the bank's security interest in or lien upon any collateral, the forbearance will be terminated, and all outstanding obligations will be immediately due and payable at the bank's sole option.

On January 4, 2010, the Company amended the term loan agreement with JPMorgan Chase Bank, its principal lender, under the following terms. The Company is required to make monthly installments of principal of $25,000 through July 1, 2010, and $40,000 monthly commencing August 1, 2010, through December 1, 2010, plus interest at the bank’s prime rate plus 3% per annum, with a final payment due December 31, 2010. The agreement requires the Company to maintain certain net income levels, as defined by the agreement. The loan is collateralized by substantially all assets of the Company, and is personally guaranteed by certain stockholders of the Company. However, the Company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under “Current Outlook.” To successfully execute several of these growth strategy elements in the coming months, the Company will need to secure additional capital funding estimated at up to $10,000,000 during that period. There is no assurance either that such additional capital as necessary to execute the Company’s business plan and intended growth strategy will be available or, if available, will be extended to the Company at mutually acceptable terms.

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

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the six months ended March 31, 2010, and its current expectations for the remainder of fiscal 2010, Janel projects that gross revenue for its fiscal year ending September 30, 2010, will increase by at least 5% from fiscal 2009 to approximately $75 million.  The Company expects to revisit its full-year projection subsequent to the end of its fiscal third quarter ended September 30, 2010.

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

Item 3   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and concluded that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2010, Mr. Griffin and Janel entered into a settlement agreement in which Mr. Griffin withdrew all of his counterclaims against Janel, and agreed to provide both testimonial and documentary evidence as a witness for the company.  Janel withdrew all of its claims in the lawsuit against Mr. Griffin, and issued 374,500 shares of Janel’s common stock in April and May 2010, without additional consideration, to a limited list of persons formerly associated World Logistics, not including Mr. Griffin.

The Janel claims against Richard S. Francis, and his counterclaims against Janel, continue in litigation, and are presently in the discovery phase.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the second fiscal quarter ended March 31, 2010.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b) Reports on Form 8-K.  The Company filed a report on Form 8-K during the second fiscal quarter ended March 31, 2010 on January 27, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JANEL WORLD TRADE, LTD.

May 17, 2010	By:	/s/ James N. Jannello
James N. Jannello
Chief Executive Officer