Form 10-Q
period 2010-06-30
JANEL WORLD TRADE LTD
filed 2010-08-13
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒.	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

(a)   Janel’s unaudited, interim financial statements for its third fiscal quarter (the three and nine months ended June 30, 2010) have been set forth below. Management’s Discussion and Analysis of the Company’s Financial Condition and the Results of Operations for the third fiscal quarter will be found at Item 2, following the financial statements.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010	SEPTEMBER 30, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,266,311	$1,483,150
Accounts receivable, net of allowance for doubtful Accounts of $65,506 and $130,877, respectfully	6,095,029	4,616,244
Marketable securities	50,122	52,100
Loans receivable – officers	96,038	114,616
- other	3,064	4,908
Prepaid expenses and sundry current assets	81,680	239,437
Tax refund receivable	4,442	289,000
TOTAL CURRENT ASSETS	7,596,686	6,799,455

PROPERTY AND EQUIPMENT, NET	129,163	179,779

OTHER ASSETS:
Security deposits	55,453	55,991
Deferred income taxes	998,993	1,114,000
Intangible assets, net	1,754,965	1,875,754
TOTAL OTHER ASSETS	2,809,411	3,045,745

TOTAL ASSETS	$10,535,260	$10,024,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$3,926,861	$3,116,830
- related party	-	100,078
Accrued expenses and taxes payable	404,567	422,110
Note payable – other	-	125,000
Current portion of long-term debt	1,155,327	544,141
TOTAL CURRENT LIABILITIES	5,486,755	4,308,159

OTHER LIABILITIES:
Long-term debt	490,556	1,506,096
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	569,124	1,584,664

STOCKHOLDERS’ EQUITY	4,479,381	4,132,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,535,260	$10,024,979

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,			THREE MONTHS ENDED JUNE 30,
	2010	2009		2010	2009

REVENUES	$57,273,590		$53,942,670	$21,004,703		$15,524,769

COSTS AND EXPENSES:
Forwarding expenses	50,911,782		47,703,356	18,631,763		13,614,681
Selling, general and administrative	5,673,199		6,509,575	1,952,093		1,902,489
Depreciation and Amortization	183,252		268,518	61,559		89,456
TOTAL COSTS AND EXPENSES	56,768,233		54,481,449	20,645,415		15,606,626

INCOME (LOSS) FROM OPERATIONS	505,357		(538,779)	359,288		(81,857)

OTHER ITEMS:
Interest and dividend income	3,928		13,571	1,122		2,191
Interest expense	(79,807)		(165,864)	(24,980)		(56,181)
TOTAL OTHER ITEMS	(75,879)		(152,293)	(23,858)		(53,990)

INCOME (LOSS) BEFORE INCOME TAXES	429,478		(691,072)	335,430		(135,847)

Income taxes (credits)	203,000		(185,000)	165,000		(30,000)

NET INCOME (LOSS)	226,478		(506,072)	170,430		(105,847)

Preferred stock dividends	11,296		11,250	3,796		3,750

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$215,182		$(517,322)	$166,634		$(109,597)

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain(loss) from available for sale securities	$(2,157)		$(6,785)	$(6,429)		$6,990
Basic earnings (loss) per share	$.012		$(.029)	$.009		$(.006)
Fully diluted earnings (loss) per share	$.012	$	( .028)	$.009	$	( .006)
Weighted number of shares outstanding	18,136,729		17,512,581	18,350,557		17,511,485
Fully diluted weighted number of shares outstanding	18,536,729		17,912,581	18,750,557		17,911,485

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE – SEPTEMBER 30, 2009	18,013,332	$18,014	1,285,000	$1,285	$(11,266)	$3,964,085	$173,845	$(13,807)	$4,132,156

Net income	-	-	-			-	226,478	-	226,478

Dividends to preferred shareholders	-	-	-	-	-	-	(11,296)	-	(11,296)

Other comprehensive gains (losses):
Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	(2,157)	(2,157)

Issuance of stock options as Compensation	-	-	-	-	-	9,200	-	-	9,200

Settlement of litigation (Note 7)	300,000	300	(50,500)	(50)	-	124,750	-	-	125,000

Common stock issuance	67,750	68	(6,775)	(7)	-	(61)	-	-	-

BALANCE – MARCH 31, 2010	18,381,082	$18,382	1,227,725	$1,228	$(11,266)	$4,097,974	$389,027	$(15,964)	$4,479,381

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE – SEPTEMBER 30, 2008	17,426,661	$17,427	1,285,000	$1,285	$(2,743)	$3,438,677	$1,430,043	$(13,610)	$4,871,079

Net loss	-	-	-			-	(506,072)	-	(506,072)

Purchase of 12,676 shares of treasury stock	-	-	-	-	(8,523)	-	-	-	(8,523)

Dividends to preferred shareholders	-	-	-	-	-	-	(11,250)	-	(11,250)

Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(6,785)	(6,785)

BALANCE – JUNE 30, 2009	17,426,661	$17,427	1,285,000	$1,285	$(11,266)	$3,438,677	$912,721	$(20,395)	$4,338,449

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$226,478	$(506,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183,252	370,561
Amortization of imputed interest	20,646	35,145
Non-cash compensation expense (stock options for services)	9,200	-
Deferred income taxes	115,007	(270,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,478,785)	1,585,325
Tax refund receivable	284,558	-
Prepaid expenses and sundry current assets	158,295	188,751
Accounts payable and accrued expenses	788,738	(1,215,809)
NET CASH PROVIDED BY OPERATING ACTIVITIES	307,389	187,901

INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,847)	(12,238)
Purchase of marketable securities	(179)	(253)
NET CASH USED IN INVESTING ACTIVITIES	(12,026)	(12,491)

FINANCING ACTIVITIES:
Dividends paid	(7,546)	-
Repayment of long-term debt	(425,000)	(295,788)
Repayment of note payable – bank	-	(624,000)
Repayment of loans receivable	20,422	352
Repurchase of treasury stock	-	(8,523)
Repayment of loans payable – related party	(100,078)	(98,774)
NET CASH USED IN FINANCING ACTIVITIES	(512,202)	(1,026,733)

DECREASE IN CASH AND CASH EQUIVALENTS	(216,839)	(851,323)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,483,150	2,428,098
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,266,311	$1,576,775

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$59,161	$60,536
Income taxes	$1,708	$105,863
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$(2,157)	$(6,785)
Dividends declared to preferred stockholders	$(11,296)	$(11,250)
Cancellation of note payable – other (Note 7)	$125,000	$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010
(Unaudited)

1	BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about January 13, 2010.

2	SUBSEQUENT EVENT

On August 3, 2010, the Company’s subsidiary Janel Group of New York, Inc. (“Janel New York”) entered into a one-year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 5%. Under the CNB Facility, Janel New York may borrow the lesser of $3.5 million or 80% of the Company’s aggregate outstanding eligible accounts receivable. Janel New York’s obligations under the CNB Facility are secured by all of the assets of the Company and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer. The CNB Facility is for a one year term expiring on July 31, 2011. As of June 30, 2010, under the borrowing formula, there was a total amount available for borrowing of approximately $2,514,000. On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank.

3	BUSINESS SEGMENT INFORMATION

The Company is organized into two reportable segments, full service cargo transportation logistics management and computer software sales, support and maintenance.

Nine Months Ended June 30, 2010	Consolidated	Transportation Logistics	Computer Software

Total revenues	$57,273,590	$57,216,384	$57,206
Net revenues	$6,361,807	$6,304,601	$57,206
Operating income (loss)	$505,357	$808,899	$(303,542)
Identifiable assets	$10,535,260	$10,458,500	$76,760
Capital expenditures	$11,846	$11,846	$-
Depreciation and amortization	$203,898	$179,428	$24,470
Equity	$4,479,381	$9,584,969	$(5,105,588)

Nine Months Ended June 30, 2009	Consolidated	Transportation Logistics	Computer Software

Total revenues	$53,942,670	$53,773,801	$168,869
Net revenues	$6,239,314	$6,070,445	$168,869
Operating income (loss)	$(538,779)	$(36,144)	$(502,635)
Identifiable assets	$10,750,386	$9,499,298	$1,251,088
Capital expenditures	$12,238	$10,700	$1,538
Depreciation and amortization	$405,706	$217,559	$188,147
Equity	$4,338,449	$7,886,694	$(3,548,245)

Three Months Ended June 30, 2010	Consolidated	Transportation Logistics	Computer Software

Total revenues	$21,004,703	$21,004,703	$-
Net revenues	$2,372,940	$2,372,940	$-
Operating income (loss)	$359,288	$486,700	$(127,412)
Identifiable assets	$10,535,260	$10,458,500	$76,760
Capital expenditures	$5,667	$5,667	$-
Depreciation and amortization	$68,441	$60,284	$8,157
Equity	$4,479,381	$9,584,969	$(5,105,588)

Three Months Ended June 30, 2009	Consolidated	Transportation Logistics	Computer Software

Total revenues	$15,524,769	$15,515,608	$9,161
Net revenues	$1,910,088	$1,900,927	$9,161
Operating income (loss)	$(81,857)	$80,267	$(162,124)
Identifiable assets	$10,750,386	$9,499,298	$1,251,088
Depreciation and amortization	$135,592	$72,803	$62,789
Equity	$4,338,449	$7,886,694	$(3,548,245)

4	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2010	September 30, 2009

Term loan payable in monthly installments of principal of $25,000 through July 1, 2010 and $40,000 monthly commencing August 1, 2010 through December 1, 2010, plus interest at the bank’s prime rate plus 3% per annum, with a final payment due December 31, 2010. The agreement requires the Company to maintain certain net income levels, as defined. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by certain stockholders of the Company.	$1,016,190	$1,316,191

Non-interest bearing note payable, net of imputed interest, with a payment of $435,000 due in July 2011.	407,471	386,824

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	222,222	347,222
	1,645,883	2,050,237
Less current portion	490,556	544,141
	$1,155,327	$1,506,096

These obligations mature as follows:

2010	$490,556	$544,141
2011	1,155,327	1,506,096
	$1,645,883	$2,050,237

5	SHARE BASED COMPENSATION

The Company follows the provisions of SFAS No, 123R “Share Based Payment”, a revision of FASB Statement No. 123 (“SFAS123R”). Under the provisions of this statement the compensation costs relating to share-based payment transactions are to be recognized in the Company’s consolidated financial statements based on their fair values.

For the three and nine months ended June 30, 2010, the Company recorded share based compensation expense of $9,200, respectively, which, net of income taxes, resulted in a $5,428 reduction of net income, respectively.

6	STOCK OPTIONS

On June 30, 2010, the Company issued options to purchase 23,750 shares of common stock at an exercise price of $1.00 per share, in satisfaction of half of the finder’s fees associated with the hiring of two new sales executives on May 17, 2010. The remaining obligation was paid in cash.

The fair value of the options as determined using a Black Scholes Option Pricing Model was $9,200 which, net of income taxes, resulted in a $5,428 reduction of net income.

The Company has no other stock options outstanding.

7	LEGAL PROCEEDINGS

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

In March 2010 the Company reached a settlement agreement and mutual general release with one of the defendants in the lawsuit filed against World Logistics Services Inc. Terms of the settlement include the issuance of 367,750 shares of Janel’s common stock, elimination of a $125,000 note payable to a defendant and a release of any and all claims and demands of the defendant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used throughout this Report, “we,” “our,” “Janel”, “the Company,” and similar words refers to Janel World Trade, Ltd.

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

Overview

The following discussion and analysis addresses the results of operations for the three and nine months ended June 30, 2010, as compared to the results of operations for the three and nine months ended June 30, 2009. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments comprised of: 1) full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – customs brokerage services, warehousing and distribution services, and other value-added logistics services, and 2) computer software sales, support and maintenance.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue.   Revenue for the third quarter of fiscal 2010 was $21,004,703, as compared to $15,524,769 for the same period of fiscal 2009, a year-over-year increase of $5,479,934, or 35.3%.  For the three months of fiscal 2010, transportation logistics accounted for revenue of $21,004,703, and there was no computer software revenue generated from the Company’s October 18, 2007 acquisition of certain assets of World Logistics, Inc. (formerly named "Order Logistics Inc."). The increased level of transportation logistics revenue reflected the economic diversity of the Janel customer base, the continued demand for the Company’s core services, and an improvement of the U.S. economy year-over-year, which resulted in an increase in shipping activity by existing customers between the two periods. Computer software-related revenue during the period was negatively affected as a result of the continuing cutbacks and management of expenses the Company has made in that business segment.

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

For the third quarter of fiscal 2010, forwarding expense increased by $5,017,082, or 36.9%, to $18,631,763, as compared to $13,614,681 for the third quarter of fiscal 2009. The percentage increase in forwarding expense was greater than the percentage increase in transportation logistics revenue, up 36.9% year-over-year, yielding an unfavorable increase of a 1.0 percentage point in the measure of forwarding expense as a percentage of revenue to 88.7% in the third quarter of fiscal 2010, from 87.7% for the third fiscal quarter of 2009.  This is principally the result of more ocean freight shipments in the fiscal 2010 quarter accounting for a higher proportion of the overall shipping activity (versus airfreight), as compared to the fiscal 2009 quarter.

Selling, General and Administrative Expense.   Selling, general and administrative expense in third quarter of fiscal 2010 increased by $49,604, or 2.6%, to $1,952,093, as compared to $1,902,489 in the third quarter of fiscal 2009. The year-over-year absolute dollar increase in SG&A primarily resulted from an increase in payroll costs associated with the hiring of two new sales executives during the quarter, an increase in sales commissions resulting from the higher levels of revenue, and an increase in state unemployment insurance due to higher state unemployment insurance rates resulting from an increase in unemployment claims.  Primarily because of the higher revenue base, SG&A as a percentage of revenue decreased by 296 basis points to 9.29% in the third quarter of fiscal 2010, from 12.25% in the third quarter of fiscal 2009.

Income (Loss) Before Taxes.   Janel’s results improved from a loss before taxes of $(135,847) in the third quarter of fiscal 2009, to income before taxes of $335,431 in the third quarter of fiscal 2010.  Charges related to the amortization of intangible assets were $40,263 and $89,456 in the third quarters of 2010 and 2009, respectively.  Similarly, interest expense, pertaining essentially to acquisition financing, declined to $24,980 during the fiscal 2010 third quarter, from $56,181 in the corresponding year-earlier period.

Income Taxes.   The effective income tax rate in both the 2010 and 2009 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).   Net income available to common shareholders for the third quarter of fiscal 2010 was $166,634, or $0.009 per fully diluted share, an improvement of $276,231 as compared to net loss available to common shareholders of $(109,597), or $(0.006) per fully diluted share, in the third quarter of fiscal 2009.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Revenue.   Revenue for the nine months ended June 30, 2010 was $57,273,590, as compared to $53,942,670 for the same period of fiscal 2009, a year-over-year increase of $3,330,920 or 6.2%. For the nine months of fiscal 2010, transportation logistics accounted for revenue of $57,216,384, while computer software revenue was $57,206, generated from the Company’s October 18, 2007 acquisition of certain assets of World Logistics, Inc. (formerly named "Order Logistics Inc."). The increased level of transportation logistics revenue reflected the relative strengthening of the U.S. economy year-over-year, and the consequent increase in shipping activity by existing customers between the two periods. Computer software-related revenue during the period was also negatively affected as a result of the Company’s earlier closing of former World Logistics operations in South Carolina, which were then consolidated into the Company’s Chicago operations, and from the continuing cutbacks the Company has made in that business segment.

Forwarding Expense.   For the nine months ended June 30, 2010, forwarding expense increased by $3,208,427, or 6.7%, to $50,911,783 as compared to $47,703,356 for the same period of fiscal 2009. The percentage increase in forwarding expense was greater than the percentage increase in transportation logistics revenue, up 6.73% year-over-year, yielding an unfavorable increase of a 0.5 percentage point in the measure of forwarding expense as a percentage of revenue to 88.9% for the nine months ended June 30, 2010, from 88.4% for the same period of 2009.  This is principally the result of more ocean freight shipments in the fiscal 2010 nine months accounting for a higher proportion of the overall shipping activity (versus airfreight), as compared to the fiscal 2009 nine months.

Selling, General and Administrative Expense.   For the nine-month periods ended June 30, 2010 and 2009, selling, general and administrative expenses were $5,673,199 (9.91% of revenue), and $6,509,575 (12.07% of revenue), respectively. This represents a year-over-year improvement of $836,376, or 12.85%. The year-over-year absolute dollar decrease in SG&A primarily resulted from cutbacks made as part of the Company’s ongoing austerity program, during which personnel positions have been eliminated, workweek reductions have been implemented, and all additional overhead expenses have been tightly monitored.  Primarily because of the higher revenue base, SG&A as a percentage of revenue decreased by 216 basis points, from 12.07% in the fiscal 2009 nine months to 9.91% in the fiscal 2010 nine months.

Income (Loss) Before Taxes. Janel reported an income before taxes of $429,478 for the nine months ended June 30, 2010, as compared to loss before taxes of $(691,072) for the nine months ended June30, 2009. Charges related to amortization of intangible assets were $120,789 and $268,518 in the first nine months of 2010 and 2009, respectively. Similarly, interest expense, pertaining principally to acquisition financing, declined from $165,864 in the first nine months of 2009 to $79,807 in the latest nine-month period.

Income Taxes.   The effective income tax rate in both the 2010 and 2009 fiscal periods reflects the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).   Janel reported net income available to common shareholders for the nine months ended June 30, 2010 of $215,182 or $0.012 per diluted share, up $732,504 as compared to a net loss available to common shareholders of $(517,322), or $(0.029) per diluted share, for the nine months ended June 30,2009.

Liquidity and Capital Resources

Janel’s ability to meet its liquidity requirements, which include satisfying its debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon its future performance, and is subject to general economic conditions and other factors, some of which are beyond its control.

As of June 30, 2010, and compared with the year-earlier figure, the Company’s cash and cash equivalents declined by $216,839, or 14.6%, to $1,266,311 from $1,483,150, respectively. During the nine months ended June 30, 2010, Janel’s net working capital (current assets minus current liabilities) decreased by $381,365, or 15.3%, from $2,491,296 at September 30, 2009, to $2,109,931 at June 30, 2010.

Net cash provided by operating activities was $307,389 for the nine months ended June 30, 2010, compared to $187,901 for the nine months ended June 30, 2009.  The change was principally driven by a decrease in collections of outstanding accounts receivable, which were more than offset by the change in our net profit, a federal tax refund and a decrease in payments of outstanding accounts payable.

Net cash used for investing activities, primarily capital expenditures for property and equipment, were $12,025 and $12,491 for the nine months ended June 30, 2010 and 2009, respectively.

Net cash used for financing activities was $512,203 for the nine months ended June 30, 2010, compared to $1,026,733 for the nine months ended June 30, 2009.  The cash used in financing activities for the nine months ending June 30, 2010, consisted primarily of scheduled repayments under the term loan agreement with JPMorgan Chase Bank.  The cash used in financing activities for the nine months ending June 30, 2009, consisted primarily of repayments under the term and line note agreements with JPMorgan Chase Bank.

Janel’s cash flow performance for the nine months is not necessarily indicative of future cash flow performance.

On August 3, 2010, subsequent to the June 30, 2010 quarter end, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”).  The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 5%.  Under the CNB Facility, Janel New York may borrow the lesser of $3.5 million, or 80% of the Company’s aggregate outstanding eligible accounts receivable. As of June 30, 2010, under the borrowing formula, there was a total amount available for borrowing of approximately $2,514,000. On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank. The CNB Facility is for a one year term, expiring on July 31, 2011, and obligations under the CNB Facility are secured by all of the assets of the Company, and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.

In March 2004, Janel increased its line of credit with a bank from $1,500,000 to $2,000,000. In January 2005, Janel entered into agreements providing for a transfer of its line of credit to another bank on identical terms, except that the available line of credit increased to $3,000,000. In July 2005, Janel decreased its line of credit from $3,000,000 to $1,500,000 because its cash flow had become adequate for financing its receivables, and because it obtained a reduced interest rate. During the first quarter of 2008, to help finance the Company’s acquisition of certain assets of Order Logistics, Inc., the Company borrowed $1,700,000 (including a temporary increase of $200,000) under this existing line of credit, while also issuing a note payable in the amount of $125,000.  In addition, Janel entered into a term loan agreement with a different bank in the amount of $500,000 (see Note 4 to financial statements).  At June 30, 2008, Janel had no remaining available borrowing under its line of credit. The outstanding balance of notes payable of $1,825,000 bears interest at prime plus three-quarters of one percent (0.75%) per annum and is collateralized by substantially all the assets of Janel and personal guarantees by certain shareholders of the Company.  As of December 31, 2008, the Company had taken down the full $500,000 of available borrowing under its three-year term loan agreement, bearing interest at prime plus one-half of one percent (0.50%) per annum, collateralized by substantially all the assets of Order Logistics, Inc. In April 2008, the outstanding bank note payable of $1,700,000 was converted into a term loan payable in monthly installments of $20,238 plus interest at the bank’s prime rate plus 0.75% per annum, or LIBOR plus 2% per annum.  In addition, the bank gave the Company a new credit line of $1,500,000, which expired on March 31, 2009. To finance the acquisition of certain assets of Ferrara International Logistics, Inc., the Company issued a non-interest bearing note payable, net of imputed interest, with payments of $435,000 in July 2009 and July 2011.

In May 2009, Janel, its subsidiaries and affiliated companies, together with James N. Jannello and Stephen Cesarski, entered into a forbearance agreement with J.P. Morgan Chase Bank, N.A. (the Agreement") to resolve a default on the part of the Company in: (a) making timely payment upon maturity of a promissory note due to the bank (the "Line Note") in the sum of $250,868.06 on March 31, 2009 (Messrs. Jannello and Cesarski were guarantors of payment of the Line Note); and (b) the Debt Service Coverage Ratio covenant in the Credit Agreement with the bank. The Agreement provided that the bank will refrain from exercising its collection rights against the Company and guarantors, provided that the Company delivers full payment of all principal, interest and late fees due to the bank on the Line Note, amounting to approximately $252,000.00, on or before July 31, 2009.

The Agreement also provided that beginning May 22, 2009, interest on the Line Note, and on a Term Note in the principal sum of $1,457,142.80, would accrue at a rate per annum which would equal the CD Floating Rate plus three percent (3.0%) based upon the actual number of days the principal is outstanding over a year of 360 days.  The Company was required to furnish the bank with a projection of monthly cash receipts and disbursements prepared and certified by the Company’s chief financial officer for the twelve (12) month period beginning July 2009. The Company may not prepay any indebtedness to any person without the prior written consent of the bank.  If the Company or the guarantors defaulted in payment of the amounts required to be paid to the bank under the terms of the Agreement or the loan documents, if a petition for bankruptcy under any chapter of the United States bankruptcy code or any other debt relief law against the Company or the guarantors, or any other judicial action was taken with respect to the Company or the guarantors by any creditor, if any representation or warranty made to the bank by the Company was untrue, incorrect or misleading in any material respect, if any judgment is filed against or with respect to any collateral securing the Company’s obligations to the bank in excess of $100,000.00, or there was any substantial impairment of the prospect of the Company’s full satisfaction of its obligations to the bank or substantial impairment of the value of the collateral or the priority of the bank's security interest in or lien upon any collateral, the forbearance would be terminated, and all outstanding obligations would be immediately due and payable at the bank's sole option.

On January 4, 2010, the Company amended the term loan agreement with JPMorgan Chase Bank, its principal lender, under the following terms. The Company was required to make monthly installments of principal of $25,000 through July 1, 2010, and $40,000 monthly commencing August 1, 2010, through December 1, 2010, plus interest at the bank’s prime rate plus 3% per annum, with a final payment due December 31, 2010. The agreement required the Company to maintain certain net income levels, as defined by the agreement. The loan was collateralized by substantially all assets of the Company, and wss personally guaranteed by certain stockholders of the Company. However, the Company is also proceeding with its comprehensive growth strategy for fiscal 2006 and beyond, which encompasses a number of potential elements, as detailed below under “Current Outlook.” To successfully execute several of these growth strategy elements in the coming months, the Company will need to secure additional capital funding estimated at up to $10,000,000 during that period. There is no assurance either that such additional capital as necessary to execute the Company’s business plan and intended growth strategy will be available or, if available, will be extended to the Company at mutually acceptable terms.

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

Historically, the Company’s operating results have been subject to a seasonal trend when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors including weather patterns, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company’s international network and service offerings. The Company cannot accurately forecast many of these factors nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

Management has been engaged in reviewing the profitability of various customer accounts with a view toward eliminating accounts which are only marginally profitable, and focusing on accounts that are more profitable, with a view to increasing its overall profit margin. Based upon the results for the nine months ended June 30, 2010, and its current expectations for the remainder of fiscal 2010, Janel projects that gross revenue for its fiscal year ending September 30, 2010, will increase by at least 12% from fiscal 2009 to approximately $80 million.

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

Certain elements of the Company’s growth strategy, principally proposals for acquisition, are contingent upon the availability of adequate financing at terms acceptable to the Company.  The Company is continuing in its efforts to secure long-term financing, but has to date been unable to complete any such long-term financing transactions at terms it deems acceptable, and cannot presently anticipate when or if financing on acceptable terms will become available. Therefore, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s statements of income:

•	accounts receivable valuation;

•	the useful lives of long-term assets;

•	the accrual of costs related to ancillary services the Company provides; and

•	accrual of tax expense on an interim basis.

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

In June 2010, the defendants filed a motion to dismiss the case based upon the defendants' claim that the complaint "fails to state a claim upon which relief may be granted." The company filed a brief opposing the defendants' motion.  In June 2010, the court entered an order denying the defendants motions to dismiss in their entirety. In April 2009 the defendants filed answers to the company's complaint, and counterclaimed that the company breached agreements and withheld payments due to the defendants. In May 2009, the company filed replies denying each of the counterclaims as meritless.

In March 2010, Mr. Griffin and Janel entered into a settlement agreement in which Mr. Griffin withdrew all of his counterclaims against Janel, and agreed to provide both testimonial and documentary evidence as a witness for the company. Janel withdrew all of its claims in the lawsuit against Mr. Griffin, and issued 367,750 shares of Janel’s common stock in April and May 2010, without additional consideration, to a limited list of persons formerly associated with World Logistics, not including Mr. Griffin.

The Janel claims against Richard S. Francis, and his counterclaims against Janel, continue in litigation, and are presently in the discovery phase.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(a)           There have been no sales of unregistered equity securities by the Company during the third fiscal quarter ended June 30, 2010.

(c)            Issuer Purchases of Equity Securities.

 Not applicable.

Item 3.  Defaults Upon Senior Securities.

 Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

 There were no matters submitted to a vote of shareholders during the third fiscal quarter ended June 30, 2010.

Item 5.  Other Information.

 Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

(b)      Reports on Form 8-K.  The Company filed one report on Form 8-K on May 21, 2010 during the third fiscal quarter ended June 10, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2010

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
Chief Executive Officer