Form 10-Q/A
period 2009-03-31
JANEL WORLD TRADE LTD
filed 2010-12-10
CIK 1133062

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-60608

JANEL WORLD TRADE, LTD.
(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State of incorporation)	(I.R.S. Employer Identification Number)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2009 and compared with the year-earlier figure, the Company has increased its cash and cash equivalents by $726,597, or 45.5%, to $2,324,206 from $1,597,609, respectively. During the six months ended March 31, 2009, Janel’s net working capital (current assets minus current liabilities) decreased by $578,567, or 21.8%, from $2,651,109 at September 30, 2008, to $2,072,542 at March 31, 2009.  This decline reflected decreases in cash and cash equivalents and accounts receivable of approximately $104,000 and $2,000,000, respectively, and an increase in accrued expenses and taxes payable of approximately $142,000, only partially offset by lower accounts payable of approximately $1,713,000. Janel’s cash flow performance for the six months is not necessarily indicative of future cash flow performance.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

(a)           Not applicable.

(c)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (identify beginning and ending dates)	1-1-09/1-31-09	-0-	-0-	147,824
	-0-

Month #2 (identify beginning and ending dates)	2-1-09/2-28-09	-0-	-0-	147,824
	-0-

Month #3 (identify beginning and ending dates)	3-1-09/3-31-09	-0-	-0-	147,824
	-0-

Total	-0-	-0-	-0-	147,824

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

December 10, 2010

JANEL WORLD TRADE, LTD.

By:	/s/ James N. Jannello
James N. Jannello
Chief Executive Officer