Form 10-K/A
period 2008-09-30
JANEL WORLD TRADE LTD
filed 2010-12-14
CIK 1133062

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

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	7-1-08/ 7-31 -08 -0-	-0-	-0-	163,000
Month #2 (identify beginning and ending dates)	8 -1-08/ 8 - 31 -08 2500	1.0972	2500	160, 500
Month #3 (identify beginning and ending dates)	9-1-08/ 9-30 -08 -0-	-0-	-0-	160, 500
Total	2500	1.0972	2500	160,500

Item 6.	Selected Financial Data.

	Year Ended September 30,
	2008	2007	2006	2005	2004

Revenue	$82,745,383	$74,947,442	$77,220,070	$73,484,334	$69,981,639

Net Income (Loss)	$(1,658,219)	$322,979	$56,995	$430,019	$264,355

Net Income (Loss) per common share	$0.(0.10)	$0.02	$0.00	$0.03	$0.02

Total Assets	$13,412,727	$8,584,064	$6,743,091	$6,731,129	$7,030,489

Long-Term Obligations	$2,188,805	$81,118	$84,905	$92,140	$100,530

Cash Dividends Declared per common share	N/A	N/A	N/A	N/A	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Contractual Obligations and Commitments

The following table presents, as of September 30, 2008, the company’s significant fixed and determinable contractual obligations, by payment date. Further discussion of the nature of the obligations is included in Notes 8 and 12 to the Consolidated Financial Statements:

Years Ended September 30,
	2009	2010	2011	2012	2013
Long term debt due as follows (1):	$2,550

Operating lease obligations (2)	$289,000	$131,000	$78,000	$61,000

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

Management’s Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the end of the period covered by this report, an evaluation was performed, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective. There have been no changes during the most recent fiscal year in the company's internal controls over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Registrant as of September 30, 2008 are as follows:

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
Related Stockholder Matters.

The following table sets forth certain information regarding shares of common stock beneficially owned as of January 14, 2009, by (i) each person, known to the company, who beneficially owns more than 5% of the common stock, (ii) each of the company's directors and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Stock Outstanding (1)

Stephen P. Cesarski 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	31.56%

James N. Jannello 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	31.56%

William J. Lally 17 West 312th Deer Path Rd. Bensenville, IL 60106	1,000,000	5.73%

Noel J. Jannello 150-14 132nd Avenue Jamaica, NY 11434	25,000	*

Vincent Iacopella	-0-

Ruth Werra 150-14 132nd Avenue Jamaica, NY 11434	25,000	*

Linda Bieler 150-14 132nd Avenue Jamaica, NY 11434	25,000	*

All Officers and Directors as a Group (7 persons)	12,125,000	69.58%

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

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as at September 30, 2008 and 2007

Consolidated Statement of Operations for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(c)	Exhibits.

2.	Agreement and Plan of Merger dated July 18, 2002 by and among Wine Systems Design, Inc., WSD Acquisition, Inc. and Janel World Transport, Ltd.*(b)

2.1	Acquisition Agreement dated July 6, 2005 by and among Janel World Trade, Ltd., Freight Wings, Inc. and Harjinder P. Singh.*(d) (The transaction proposed in this document was subsequently cancelled.)

3 (i)	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) filed on August 31, 2000.*(a)

3 (ii)	By-laws of Wine Systems Design, Inc. (predecessor name) adopted on September 1, 2000.*(a)

3(iii)	Certificate of Correction of the preferences, rights, qualifications, limitations and restrictions of Series A Convertible Preferred Stock.*(j)

3(iv)	Restated and Amended Articles of Incorporation of Janel World Trade, Ltd.*(j)

4.	Form of Series A Warrant Agreement dated March 10, 2006, and form of Series A Warrant.*(f)

4.1	Certificate of Designation of Series A Convertible Preferred Stock dated January 10, 2007.*(i)

4.2	Certificate of Designation of Series B Convertible Preferred Stock dated October 16, 2007.*(j)

10.1	Janel Stock Option Incentive Plan adopted December 12, 2002.

10.2	Financial Public & Investor Relations Agreement signed March 10, 2006 by Janel World Trade, Ltd. and Strategic Growth International, Inc.*(f)

10.3	Janel World Trade, Ltd. Securities Purchase Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.4	Janel World Trade, Ltd. Registration Rights Agreement with the Institutional Purchaser entered into January 10, 2007.*(i)

10.5	Asset Purchase Agreement among Janel World Trade, Ltd., Janel Newco, Inc. and Order Logistics, Inc. entered into October 18, 2007.*(j)

10.6	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.7	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008. *(k)

10.8	July 18, 2008 Addendum to the Asset Purchase Agreement between Ferrara International Logistics, Inc. and Janel World Trade, Ltd. dated May 19, 2008. *(l)

23.1	Consent of Paritz & Company, P.A.

23.2	Letter dated August 1, 2002, from Michael L. Stuck, C.P.A., P.C., the former independent certifying accountant.*(c)

31	Rule 13(a)-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certification.

99.1	January 11, 2006 Janel World Trade, Ltd. earnings release regarding the fiscal year and fourth quarter ended September 30, 2005.*(e)

99.1	August 17, 2006 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three and nine month periods ended June 30, 2006.*(g)

99.1	October 12, 2006 Janel World Trade, Ltd. press release regarding adoption of a stock buyback program.*(h)

99.1	February 20, 2008 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three month period ended December 31, 2008*(m)

99.1	May 16, 2008 Janel World Trade, Ltd. press release regarding the consolidated financial results for the three month period ended March 31, 2008*(n)
_________________________
*(a)	Incorporated by reference to Exhibits filed as part of the Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 under File No. 333-60608, filed May 10, 2001.

*(b)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K report, filed July 18, 2002.

*(c)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K/A report, filed August 1, 2002.

*(d)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K/A report, filed July 12, 2005.

*(e)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K report, filed January 12, 2006.

*(f)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K report, filed March 17, 2006.

*(g)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K report, filed August 22, 2006.

*(h)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed October 16, 2006.

*(i)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed January 17, 2007.

*(j)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed October 22, 2007.

*(k)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed May 21, 2008.

*(l)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed July 24, 2008.

*(m)	Incorporated by reference to Exhibits filed as part of the company's Form 8-K report, filed February 27, 2008.

*(n)	Incorporated by reference to Exhibits filed as part of the company’s Form 8-K Report filed May 19, 2008.

(d)	Financial Statement Schedules.

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

December 13, 2010
JANEL WORLD TRADE, LTD.

	By:	/s/ James N. Jannello
James N. Jannello, Executive Vice President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James N. Jannello	Executive Vice President, Chief Executive	December 13, 2010
James N. Jannello	Officer and Director

/s/ William J. Lally	President, Chief Operating Officer	December 13, 2010
William J. Lally	and Director

/s/ Noel J. Jannello	Vice President and Director	December 13, 2010
Noel J. Jannello

/s/ Vincent Iacopella	Director	December 13, 2010
Vincent Iacopella

/s/ Philip Dubato	Executive Vice President of Finance,	December 13, 2010
Philip Dubato	Controller and Chief Financial and
Accounting Officer

/s/ Ruth Werra	Secretary	December 13, 2010
Ruth Werra

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

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED SEPTEMBER 30,
	2008	2007	2006

REVENUES (Note 1)	$82,745,383	$74,947,442	$77,220,070

COSTS AND EXPENSES:
Forwarding expenses	72,959,241	66,775,078	69,167,248
Selling, general and administrative	9,536,731	7,624,360	7,299,039
Amortization of intangible assets	702,846	-	-
Stock based compensation	-	-	452,360
	83,198,818	74,399,438	76,918,647

	(453,435)	548,004	301,423

OTHER ITEMS:
Impairment loss (Note 2)	(1,812,750)	-	-
Interest and dividend income	43,147	59,175	28,212
Interest expense	(149,389)	(500)	(1,140)
TOTAL OTHER ITEMS	(1,918,992)	58,675	27,072

	(2,372,427)	606,679	328,495

Income taxes (credit) (Note 12)	(727,000)	283,700	271,500

NET INCOME (LOSS)	(1,645,427)	322,979	56,995

Preferred stock dividends (Note 11)	15,000	10,833	-

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,660,427)	$312,146	$56,995

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain from available for sale securities	$(25,270)	$8,897	$1,147
Basic earnings (loss) per share	$(.10)	$.02	$.00
Diluted earnings (loss) per share	$(.10)	$.02	$.00
Basic weighted average number of shares outstanding	17,011,278	16,978,142	16,955,329
Diluted weighted average number of shares outstanding	17,431,552	17,378,142	17,179,986

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	GAIN (LOSS)	TOTAL

BALANCE-SEPTEMBER 30, 2005	16,843,000	$16,843	-	$-	-	$501,003	$2,721,329	$1,616	$3,240,791

Net income	-	-	-	-	-	-	56,995	-	56,995
Stock based compensation	200,000	200	-	-	-	452,160	-	-	452,360
Other comprehensive gains:
Unrealized gains on available-for- sale marketable securities	-	-	-	-	-	-	-	1,147	1,147
BALANCE-SEPTEMBER 30, 2006	17,043,000	17,043	-	-	-	953,163	2,778,324	2,763	3,751,293
Net income	-	-	-	-	-	-	322,979	-	322,979
Convertible preferred stock issuance net of expenses of $35,605	-	-	1,000,000	1,000	-	463,395	-	-	464,395
Purchase of 137,000 shares treasury stock	-	-	-	-	(65,812)	-	-	-	(65,812)
Dividends to preferred shareholders	-	-	-	-	-	-	(10,833)	-	(10,833)
Other comprehensive gains:
Unrealized gains on available-for- sale marketable securities	-	-	-	-	-	-	-	8,897	8,897
BALANCE-SEPTEMBER 30, 2007	17,043,000	17,043	1,000,000	1,000	(65,812)	1,416,558	3,090,470	11,660	4,470,919
Net loss	-	-	-	-	-	-	(1,645,427)	-	(1,645,427)
Common stock issuance	520,661	521	-	-	-	629,479	-	-	630,000
Convertible preferred stock issuance			285,000	285	-	1,424,715	-	-	1,425,000
Retirement of treasury stock	(137,000)	(137)	-	-	65,812	(65,675)	-	-	-
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Deferred financing charges related to
Issuance of convertible debt	-	-	-	-	-	33,600	-	-	33,600
Purchase of 2,500 shares treasury stock	-	-	-	-	(2,743)	-	-	-	(2,743)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(25,270)	(25,270)
BALANCE-SEPTEMBER 30, 2008	17,426,661	$17,427	1,285,000	$1,285	$(2,743)	$3,438,677	$1,430,043	$(13,610)	$4,871,079

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

The movement of freight may require multiple services.  In most instances, the Company may perform multiple services including destination break-bulk and value added services such as local transportation, distribution services and logistics management.  Each of these services has a separate fee which is recognized as revenue upon completion of the service.

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

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash and receivables from customers.  The Company places its cash with financial institutions that have high credit ratings.  The receivables from clients are spread over many customers.  The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of its customers’ financial condition.

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

16	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	First	Second	Third	Fourth
Fiscal 2008
Net sales	$20,067,346	$18,281,961	$19,962,837	$24,433,239
Operating income (loss)	56,531	(181,097)	(192,647)	(136,222)
Net income (loss)	22,049	(162,820)	(153,829)	(1,350,827)

Per share data (1):
Basic earnings per share	$0.001	$(0.010)	$(0.009)	$(0.080)
Diluted earnings per share	$0.001	$(0.010)	$(0.009)	$(0.008)

Fiscal 2007
Net sales	$16,727,869	$18,303,590	$18,851,199	$21,064,784
Operating income (loss)	79,257	52,378	227,434	188,935
Net income (loss)	52,198	37,018	140,490	93,273

Per share data (1):
Basic earnings per share	$0.003	$0.005	$0.008	$0.006
Diluted earnings per share	$0.003	$0.005	$0.008	$0.005

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