Form 10-K
period 2010-09-30
JANEL WORLD TRADE LTD
filed 2010-12-28
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2010 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ________.

Commission file number:   333-60608

JANEL WORLD TRADE, LTD.
(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(718) 527-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2010, was $10,258,434.

The number of shares of Common Stock outstanding as of December 27, 2010 was 20,997,368.

JANEL WORLD TRADE, LTD.
2010 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

ITEM  1.               BUSINESS

Background

Janel World Trade, Ltd. (“we”, “the Company” or “Janel”) provides logistics services for importers and exporters worldwide, through its wholly owned subsidiaries.  Our principal executive office is located at 150-14 132nd Avenue, Jamaica, NY 11434, adjacent to the John F. Kennedy International Airport, and our telephone number is 718-527-3800.  Information about us may be obtained from our website www.janelgroup.net.  Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, are available free of charge on the website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system.  Simply select the “Investors” menu item, then click on the “SEC Filings” link.  The SEC’s EDGAR reporting system can also be accessed directly at www.sec.gov.  The Company was incorporated in Nevada in August 2000 as the successor to operations commenced in 1975 – see history, below.

On October 4, 2010 (subsequent to the period covered by this report), the Company acquired the international freight forwarding assets of Ferrara International Logistics, Inc., a New Jersey corporation (“FIL”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the Registrant and FIL dated October 4, 2010. The purchase price paid and to be paid under the terms of the Purchase Agreement consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Registrant’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”), issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under.  The Share Allocation is subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013.

Description of Business

The Company operates its business as two reportable segments.  Primarily we are a non-asset based third party logistics services company, engaged in full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers, customs brokerage services, and warehousing and distribution services.  Our second, smaller segment is computer software sales, support and maintenance.

Our traditional freight forwarding and customs brokerage activities include various value-added logistics services, such as freight consolidation, insurance, a direct client computer access interface, logistics planning, landed-cost calculations, in-house computer tracking, product repackaging, online shipment tracking and electronic billing. The value-added services and systems are intended to help our customers streamline operations, reduce inventories, increase the speed and reliability of worldwide deliveries and improve the overall management and efficiency of the customer’s supply-chain activities.

We operate out of five leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Elk Grove Village (Chicago, Illinois); Forest Park (Atlanta, Georgia); and Inglewood (Los Angeles, California).  Each Janel office is managed independently, with each manager having over 20 years experience with the Company.  Our California office has a sales person in Miami, Florida covering our sales development efforts in Central America.  Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the Company’s network.

Janel conducts its business through a network of Company-operated facilities and independent agent relationships in most trading countries. During fiscal 2010 (Janel’s fiscal year ends September 30), the Company handled approximately 36,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $88.5 million in fiscal 2010, $71.9 million in fiscal 2009 and $82.7 million in 2008. In fiscal 2010, approximately 72% of revenue related to import activities, 4% to export, 20% to break-bulk and forwarding, and 4% to warehousing, distribution and trucking. By operating segment, total 2010 revenue was comprised of $87.9 million for transportation logistics and $57,000 for computer software.

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

In October 2010, the Company acquired the remaining assets of Ferrara (see above for a description of the FIL transaction), consisting of the international freight forwarding services associated with the movement of air and ocean shipments, warehousing (handling and storage) and trucking.

Operations

Freight Forwarding Services. As a cargo freight forwarder, Janel procures shipments from its customers, consolidates shipments bound for a particular destination from a common place of origin, determines the routing over which the consolidated shipment will move, selects a carrier (air, ocean, land) serving that route on the basis of departure time, available cargo capacity and rate, and books the consolidated shipment for transportation with the selected carrier. In addition, Janel prepares all required shipping documents, delivers the shipment to the transporting carrier and, in many cases, and arranges clearance of the various components of the shipment through customs at the final destination. If so requested by its customers, Janel will also arrange for delivery of the individual components of the consolidated shipment from the arrival terminal to their intended consignees.

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

Customs Brokerage Services.  As part of its integrated logistics services, Janel provides customs brokerage clearance services in the United States and in most foreign countries.  These services typically entail the preparation and assembly of required documentation in many instances (Janel provides in-house translation services into Chinese, Spanish or Italian), the advancement of customs duties on behalf of importers, and the arrangement for the delivery of goods after the customs clearance process is completed.  Additionally, other services may be provided such as the procurement and placement of surety bonds on behalf of importers and the arrangement of bonded warehouse services, which allow importers to store goods while deferring payment of customs duties until the goods are delivered.

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

Other Logistic Services.  In addition to providing air, ocean and land freight forwarding and customs brokerage services, Janel provides its import and export customers with an array of fully integrated global logistics services. These logistics services include warehousing and distribution services, door-to-door freight pickup and delivery, cargo consolidation and de-consolidation, project cargo management, insurance, direct client computer access interface, logistics planning, landed-cost calculations, duty-drawback (recovery of previously paid duties when goods are re-exported), in-house computer tracking, product promotion, product packaging and repackaging utilizing Janel mobile packaging machinery, domestic pickup and forwarding, “hazmat” certifications for hazardous cargoes, letters of credit, language translation services, online shipment tracking and electronic billing.

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

Information Systems.  Janel’s information system hardware consists of an IBM AS 400 system that is utilized by all of its offices in the United States. The Company’s information technology capabilities also include DCS/HBU Logistics software (a fully integrated freight forwarding and financial reporting system), a T-1 online national network, recently acquired Web-based supply-chain technology, and a nationwide in-house e-mail network. These systems enable Janel to perform in-house computer tracking and to offer customers landed-cost calculations and online Internet information availability via the Company’s websites relative to the tracing and tracking of customer shipments.  The fully integrated real time performance provides us with accurate and timely financial information.

Customers, Sales and Marketing

While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the Company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2010, the Company shipped goods and provided logistics services for approximately 1,700 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the Company’s franchise or agent relationships. We have two customers that each account for over 10% of our revenues in fiscal 2010:  The Conair Corporation (which accounts for approximately 15% of revenue) and H.H. Brown Shoe Company (which accounts for approximately 12% of revenue).

James N. Jannello and William J. Lally, the Company’s President, are principally responsible for the marketing of the Company’s services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

Competition

Competition within the freight forwarding industry is intense, characterized by low economic barriers to entry resulting in a large number of highly fragmented participants around the world.  Janel competes for customers on the basis of its services and capabilities against other providers ranging from multinational, multi-billion dollar firms with hundreds of offices worldwide to regional and local freight forwarders to “mom-and-pop” businesses with only one or a few customers.  Many of our customers utilize more than one transportation provider.

Employees

As of September 30, 2010, Janel employed 69 people; 31 in its Jamaica, New York headquarters, and Lynbrook, New York back office; six in Hillside, New Jersey; one in Champaign, Illinois; 11 in Elk Grove Village, Illinois; 6 in Forest Park, Georgia; one in Miami, Florida; and 13 in Inglewood, California. Approximately 54 of the Company’s employees are engaged principally in operations, 10 in finance and administration and five in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

Inflation

We do not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on our operations.

Seasonality and Shipping Patterns

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

A significant portion of Janel’s revenues are derived from customers in industries with shipping patterns closely tied to consumer demand and from customers with shipping patterns dependent upon just-in-time production schedules. Many of Janel’s customers may ship a significant portion of their goods at or near the end of a quarter. Therefore, the timing of Janel’s revenues are, to a large degree, affected by factors beyond the Company’s control, such as shifting consumer demand for retail goods and manufacturing production delays. The Company cannot accurately forecast many of these factors, nor can it estimate the relative impact of any particular factor and, as a result, there is no assurance that historical patterns will continue in the future.

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

ITEM 1A.             RISK FACTORS

An investment in our Common Stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect the Company are described below.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

Risk Factors Relating To Our Business Generally

We face aggressive competition from freight carriers with greater financial resources and with companies that operate in areas that we plan on expanding to in the future.

We face intense competition within the freight industry on a local, regional, national and global basis.  Many of our competitors have much larger facilities and far greater financial resources than ours. In the freight forwarding industry, we compete with a large and diverse group of freight forwarding concerns, commercial air and ocean carriers and a large number of locally established companies in geographic areas where we do business or intend to do business in the future.  The loss of customers, agents or employees to competitors could adversely impact our ability to maintain profitability.

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

Terrorist attacks and other acts of violence or war may affect any market on which our shares trade, the markets in which we operate, our operations and our profitability.

Terrorist acts or acts of war or armed conflict could negatively affect our operations in a number of ways.  Primarily, any of these acts could result in increased volatility in or damage to the U.S. and worldwide financial markets and economy and could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation.  They could also result in a continuation of the current economic uncertainty in the United States and abroad.  Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in worldwide sales of goods and corresponding shipments of goods.  This would have a corresponding negative effect on our operations.  Also, terrorist activities similar to the type experienced on September 11, 2001 could result in another halt of trading of securities, which could also have an adverse affect on the trading price of our shares and overall market capitalization.

We intend to continue expansion through acquisition.

We have grown through the acquisitions of other freight forwarders and intend to continue our program of business expansion through acquisitions.  There can be no assurance that our:

•	financial condition will be sufficient to support the funding needs of an expansion program;
•	that acquisitions will be successfully consummated or will enhance profitability; or

•	that any expansion opportunities will be available upon reasonable terms.

We expect future acquisitions to encounter risks similar to the risks that past acquisitions have had such as:

•	difficulty in assimilating the operations and personnel of the acquired businesses;
•	potential disruption of our ongoing business;
•
the inability of management to realize the projected operational and financial benefits from the acquisition or to maximize our financial and strategic position through the successful incorporation of acquired personnel and clients;

•	the maintenance of uniform standards, controls, procedures and policies; and
•	the impairment of relationships with employees and clients as a result of any integration of new management personnel.

We expect that any future acquisitions could provide for consideration to be paid in cash, stock or a combination of cash and stock.  There can be no assurance that any of these acquisitions will be accomplished.  If an entity we acquire is not efficiently or completely integrated with us, then our business, financial condition and operating results could be materially adversely affected.

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

Our international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as our international operations, is influenced by many factors, including:
•	economic and political conditions in the United States and abroad;
•	major work stoppages;
•	exchange controls, currency conversion and fluctuations;
•	war, other armed conflicts and terrorism; and
•	United States and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

Trade-related events beyond our control, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on our international operations. Our operations also depend on the availability of independent carriers that provide cargo space for international operations.

We are dependent upon key officers.

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

Economic and other conditions in the markets in which we operate can affect demand for services and results of operations.

Our future operating results are dependent upon the economic environments of the markets in which we operate.  Demand for our services could be adversely affected by economic conditions in the industries of our customers.  Many of our principal customers are in the fashion, household products, industrial products, computer and electronics industries.  Adverse conditions in any one of these industries or loss of the major customers in such industries could have a material adverse impact upon us.  We expect the demand for our services (and consequently our results of operations) to continue to be sensitive to domestic and, increasingly, global economic conditions and other factors beyond our control.

In addition, the transport of freight, both domestically and internationally, is highly competitive and price sensitive.  Changes in the volume of freight transported, shippers preferences as to the timing of deliveries as a means to control shipping costs, economic and political conditions, both in the United States and abroad, work stoppages, United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation may all have significant impact on our overall business, growth and profitability.

Janel’s Officers and Directors control the Company.

The officers and directors of the Company control the vote of approximately 41.8% of the outstanding shares of Common Stock. The Company’s stock option plan provides 1,600,000 shares of Common Stock regarding which options may be granted to key employees of the Company. As a result, the officers and directors of the Company control the election of the Company’s directors and will have the ability to control the affairs of the Company.  Furthermore, they will, by virtue of their control of a large majority of the voting shares, have controlling influence over, among other things, the ability to amend the Company’s Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity.

Risk Factors Relating to our Articles of Incorporation and our Stock

The liability of our directors is limited.

Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Nevada law.

It is unlikely that we will issue dividends on our Common Stock in the foreseeable future.

We have never declared or paid cash dividends on our Common Stock and do not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of our board of directors.

Our stock price is subject to volatility.

Our Common Stock trades on the OTC Bulletin Board under the symbol “JLWT”.  The market price of our Common Stock has been subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

As of September 30, 2010, Janel leased office and warehouse space in 4 cities located in the United States.  The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2015, with an annual base rent of $160,409. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which expires February 28, 2013, with an annual rent of $45,290 through February 28, 2011, which increases at the rate of 3% per year of the lease. Janel’s Elk Grove Illinois office occupied approximately 2,063 square feet with an additional 800 square feet of warehouse space under a month-to-month lease. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires on August 31, 2012 with an annual rent of $31,368 which increases to $32,304 on September 1, 2011. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires on June 30, 2016, with an annual rent of $83,100 through May 31, 2011, and increases every eighteen (18) months based upon the CPI with a limit of up to 4.5% per year. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

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

On February 11, 2008, Janel World Trade, Ltd. (“Janel”) filed a lawsuit in the United States District Court for the Southern District of New York against defendants World Logistics Services, Inc. (“World Logistics”), a Delaware Corporation formerly known as “Order Logistics, Inc.;” Richard S. Francis (“Francis”), the President of World Logistics; and Brian P. Griffin (“Griffin”), who was the Chief Executive Officer of World Logistics when Janel completed an acquisition in October 2007 of certain World Logistics assets consisting of proprietary technology, intellectual property (including the name “Order Logistics”), office equipment, and customer lists for Janel’s exclusive use in the management and expansion of Janel’s international integrated logistics transport services business. The technology was acquired by Janel to enable it to integrate the tracking of all of the different aspects of the production, movement and delivery of goods, making the entire process electronically visible in “real time” by both its managers and clients.

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

In June 2010, the defendants filed a motion to dismiss the case based upon the defendants’ claim that the complaint “fails to state a claim upon which relief may be granted.” The Company filed a brief opposing the defendants’ motion.  In June 2010, the court entered an order denying the defendants motions to dismiss in their entirety. In April 2009 the defendants filed answers to the Company’s complaint, and counterclaimed that the Company breached agreements and withheld payments due to the defendants. In May 2009, the Company filed replies denying each of the counterclaims as meritless.

In March 2010, Mr. Griffin and Janel entered into a settlement agreement in which Mr. Griffin withdrew all of his counterclaims against Janel, and agreed to provide both testimonial and documentary evidence as a witness for the Company. Janel withdrew all of its claims in the lawsuit against Mr. Griffin, and issued 489,750 shares of Janel’s Common Stock in April and May 2010, without additional consideration, to a limited list of persons formerly associated with World Logistics, not including Mr. Griffin.

On November 15, 2010 (subsequent to the period covered by this report) Mr. Francis and Janel entered into a settlement agreement in which Mr. Francis withdrew all of his counterclaims against Janel and Janel withdrew all of its claims in the lawsuit against Mr. Francis, and issued 780,000 shares of Janel’s Common Stock plus cash consideration of $23,359 payable in six equal monthly installments to Mr. Francis.  As a result, on November 23, 2010 the Janel lawsuit against World Logistics, Francis and Griffin was dismissed in its entirety.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the Over-The-Counter (OTC) market under the symbol JLWT.

The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.  The prices reflect the high and low bid prices as available through the OTC market and represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  There have been no dividends declared.

Fiscal Year Ended September 30, 2010
First Quarter	High	$0.90
	Low	$0.42

Second Quarter	High	$0.85
	Low	$0.35

Third Quarter	High	$0.84
	Low	$0.25

Fourth Quarter	High	$0.75
	Low	$0.30
Fiscal Year Ended September 30, 2009

First Quarter	High	$1.05
	Low	$0.33

Second Quarter	High	$1.01
	Low	$0.60

Third Quarter	High	$0.85
	Low	$0.41

Fourth Quarter	High	$1.25
	Low	$0.71

On December 13, 2010, the Company had 59 holders of record and approximately 353 beneficial holders of its shares of Common Stock.  The closing price of the Common Stock on that date was $0.32 per share.

ITEM 6.                SELECTED FINANCIAL DATA

JANEL WORLD TRADE, LTD.
(in thousands, except per share data)

	2010	2009		2008		2007	2006
Statement of Operations Data:
Revenue	$88,486		$71,853		$82,745	$74,947	$77,220
Costs and expenses	87,425		71,857		82,495	74,300	76,811
Depreciation and Amortization	246		553		703	99	108
Operating income (loss)	$815	$	(557)	$	(453)	$548	$301
Impairment loss	-		(1,066)		(1,813)	-	-
Net income (loss)	$383		$(1,241)		$(1,645)	$323	$57
Net income (loss) per common share	$0.02	$	(0.07)	$	(0.10)	$0.02	$0.00

Balance Sheet Data:
Total assets	$11,342		$10,025		$13,471	$8,584	$6,743
Working capital	1,832		2,491		2,651	4,285	3,609
Current liabilities	6,613		4,308		6,411	4,032	2,906
Long-term liabilities	92		1,585		2,189	81	85
Shareholders’ equity	$4,637		$4,132		$4,871	$4,471	$3,751

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2010, as compared to the results of operations for the fiscal year ended September 30, 2009 and the fiscal year ended September 30, 2009, as compared to the results of operations for the fiscal year ended September 30, 2008.  The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments.  The first segment is comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.  The second segment is comprised of computer software sales, support and maintenance.

Years ended September 30, 2010 and 2009

Revenue. Total revenue for fiscal 2010 was $88,485,931, as compared to $71,852,806 for fiscal 2009, a year-over-year increase of $16,633,125 or 23.2%.  For fiscal 2010, transportation logistics accounted for revenue of $88,428,775, while computer software revenue was $57,156.  The increase in total revenue was primarily due to the increase in the Company’s transportation logistics segment revenue which increased by 23.4% to $88,428,775 for fiscal 2010 from $71,663,175 for fiscal 2009.  This increase is mainly the result of the relative strengthening of the U.S. economy year-over-year, and the consequent increase in ocean fright and airfreight shipping activity by existing customers between the two periods.  Net revenue (revenue minus forwarding expenses) in fiscal 2010 was $8,913,678, an increase of $479,615 (5.7%) as compared to net revenue of $8,434,063 in fiscal 2009.  Computer software-related revenue during the period was negatively affected as a result of the Company’s earlier closing of former World Logistics operations in South Carolina and from the continuing cutbacks the Company has made in that business segment.  The Company does not anticipate any future revenue from the computer software business segment.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points.  Forwarding expense also includes any duties and/or trucking charges related to the shipments.  For fiscal year 2010, forwarding expense increased by $16,153,510, or 25.5%, to $79,572,253 as compared to $63,418,743 for fiscal year 2009.  Forwarding expense as a percentage of revenue increased to 89.9% for fiscal year 2010, from 88.3% for fiscal year 2009, a 1.6 percentage point increase.  This increase is principally the result of ocean freight shipments accounting for a higher proportion of the overall shipping activity (versus airfreight) in the fiscal year 2010, as compared to the fiscal year 2009.

Selling, General and Administrative Expense. For the fiscal years ended September 30, 2010 and 2009, selling, general and administrative expenses were $7,852,123 (8.87% of revenue), and $8,574,504 (11.93% of revenue), respectively.  This represents a year-over-year decrease of $722,381, or 8.4%.  The year-over-year absolute dollar decrease in SG&A primarily resulted from cutbacks made as part of the Company’s ongoing austerity program, during which personnel positions have been eliminated, workweek reductions were implemented, and all additional overhead expenses have been tightly monitored.  Primarily because of the higher revenue base, SG&A as a percentage of revenue decreased by 25.65%, to 8.87% in fiscal year ended 2010 from 11.93% in fiscal year ended 2009.

Income (Loss) Before Taxes. Income before taxes in fiscal year ended 2010 improved by $2,552,093 to $718,895, as compared to a loss before taxes of ($1,833,198) in the fiscal year ended 2009.  The prior fiscal year included nonrecurring pretax charges related to the amortization of intangible assets and to impairment of identifiable intangible assets of $197,072 and $1,066,240, respectively, the former primarily and the latter wholly associated with the Company’s acquisition of Order Logistics, Inc. in October 2007.

Income Taxes.   The effective income tax rate for the fiscal year ended 2010 was 46.7%.  In 2009 the Company recorded an income tax credit with an effective income tax rate of 32.2%.  Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).   For the fiscal year ended September 30, 2010, Janel’s net income improved by $1,624,093 to $382,895 from a loss of ($1,241,198) in fiscal year ended September 30, 2009.  Net income available to common shareholders for fiscal year ended 2010 was $367,849, or $0.019 per diluted share, up $1,624,047 as compared to a net loss available to common shareholders of $(1,256,198), or $(0.07) per diluted share, for the fiscal year ended 2009.  Included in the improvement were the nonrecurring charges in 2009 relating to the amortization and impairment of the Order Logistics, Inc. acquisition.

Years ended September 30, 2009 and 2008

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

Income (Loss) Before Taxes.  Loss before taxes in fiscal 2009 was $(1,833,198), which represented a year-to-year improvement of $539,229, or 22.7%, as compared to the loss before taxes of $(2,372,427) in fiscal 2008.  The principal reasons for the 2009 loss were nonrecurring pretax charges of $197,072 and of $1,066,240 related to amortization of intangible assets and to impairment of identifiable intangible assets, respectively, the former primarily and the latter wholly associated with the Company’s acquisition of Order Logistics, Inc. in October 2007.

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

Liquidity and Capital Resources

General.  Our ability to satisfy our liquidity requirements, which include satisfying our debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control.  If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.  Also, as a non-asset based freight forwarder, we do not have a need for significant capital expenditure.

Janel’s cash flow performance for the 2010 fiscal year is not necessarily indicative of future cash flow performance.

As of September 30, 2010, and compared with the prior fiscal year, the Company’s cash and cash equivalents declined by $128,238, or 8.7%, to $1,354,912 from $1,483,150, respectively. During the fiscal year ended September 30, 2010, Janel’s net working capital (current assets minus current liabilities) decreased by $659,033, or 26.5%, from $2,491,296 at September 30, 2009, to $1,832,263 at September 30, 2010.

Cash flows from operating activities. Net cash provided by operating activities was $509,839 for the fiscal year ended September 30, 2010, compared to $713,898 for the fiscal year ended September 30, 2009.  The change was principally driven by a decrease in collections of outstanding accounts receivable, which were more than offset by the change in our net profit, a federal tax refund and a decrease in payments of outstanding accounts payable.

Cash flows from investing activities.  Net cash used for investing activities, primarily capital expenditures for property and equipment, were $17,031 and $12,492 for the fiscal years ended September 30, 2010 and 2009, respectively.

Cash flows from financing activities.  Net cash used for financing activities was $621,046 for the fiscal year ended September 30, 2010, compared to $1,646,354 for the fiscal year ended September 30, 2009.  The cash used in financing activities for fiscal year ended 2010, consisted primarily of scheduled repayments under the term loan agreement with JPMorgan Chase Bank.  The cash used in financing activities for fiscal year ended 2009, consisted primarily of repayments under the term and line note agreements with JPMorgan Chase Bank.

Community National Bank Borrowing Facility.  On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”).  The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 5%.  Under the CNB Facility, Janel New York may borrow up to $3.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable.  On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank. The CNB Facility is for a one year term, expiring on July 31, 2011, and obligations under the CNB Facility are secured by all of the assets of the Company, and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.  As of September 30, 2010, there were outstanding borrowings of $951,336 under the CNB Facility (which represented 35.6% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $2,673,000.

 Working Capital Requirements.  The Company’s cash needs are currently met by the CNB Facility and cash on hand.  As of September 30, 2010, the Company had $1,721,645 available under its $3.5 million CNB Facility and $1,354,912 in cash from operations and cash on hand.  We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms.  However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

Current Outlook

Janel’s results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel’s various current and prospective customers.  Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

On October 4, 2010 (subsequent to the period covered by this report), the Company acquired the international freight forwarding assets of Ferrara International Logistics, Inc., a New Jersey corporation (“FIL”) pursuant to the terms of an Asset Purchase Agreement between the Company and FIL dated October 4, 2010.  Refer to Note 20 to the Consolidated Financial Statements for a further description of this transaction.

In addition, Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2011 and beyond through other avenues. The Company’s strategy for growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the Company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

Contractual Obligations and Commitments

Contractual Obligations and Commitments.  The following table presents, as of September 30, 2010, our significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in Notes 10 and 14 to the consolidated financial statements.

	Payments Due by Fiscal Year (in thousands)
	2011	2012	2013	2014	2015 and thereafter	Total
Amounts reflected in Balance Sheet:
Long term debt (1)	$14	-	-	-	-	$14
Other amounts not reflected in Balance Sheet:
Operating leases (2)	321	321	263	243	199	$1,347
Total	$335	$321	$263	243	199	$1,361

(1)	Represents principal payments only.
(2)
Operating leases represent future minimum lease payments under non-cancelable operating leases (primarily the rental of premises) at September 30, 2010.  In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and such difference may be material to the financial statements.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and deferred income taxes.  Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  We reevaluate these significant factors as facts and circumstances change.  Historically, actual results have not differed significantly from our estimates.  These accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in our Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that the system is effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Registrant are as follows:

Name	Age	Position

James N. Jannello	66	Executive Vice President, Chief Executive Officer and Director

William J. Lally	57	President, Chief Operating Officer and Director

Nicholas V. Ferrara	53	Director

Noel J. Jannello	39	Director and Vice President

Vincent Iacopella	43	Director

Ruth Werra	69	Secretary

Philip J. Dubato	54	Executive Vice President of Finance and Chief Financial and Accounting Officer

James N. Jannello is the Executive Vice President and a director, and has been the Chief Executive Officer of Janel since it was founded in 1974.  Mr. Jannello’s principal function is the overseeing of all of the Company’s operations, management of the import side of the business and the setting of billing rates and charges, and the maintenance of relationships with overseas agents worldwide.  Mr. Jannello is a licensed Customs House Broker and the father of Noel J. Jannello.

Mr. Jannello is well qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding business and his management position with the Company since its founding.

William J. Lally has been the President of Janel since May 2009.  Mr. Lally is the Chief Operating Officer and is principally engaged in sales and marketing and also manages the export side of the Company’s business. Mr. Lally has been employed by Janel since 1975, first in New York and later in Chicago, Illinois.  Since 1979, Mr. Lally has served as the President of the Janel Group of Illinois, Inc.  Mr. Lally became a director of the Company in July 2002.

Mr. Lally is well qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding business and his management positions within the Company since 1975.

Nicholas V. Ferrara became a director and employee of the Company on October 4, 2010 in conjunction with the Company’s acquisition of the assets of Ferrara International Logistics, Inc. on the same date (Refer to Note 20 to the Consolidated Financial Statements.  Mr. Ferrara’s principal function is the management and oversight of the Company’s New Jersey operations and sales initiatives.  Prior to joining Janel, Mr. Ferrara was the President, CEO and sole stockholder of Ferrara International Logistics, Inc. since 1994.

Mr. Ferrara is well qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding business.

Noel J. Jannello has been employed by Janel since 1995, and has been a Vice President and operations executive since 2003.  His principal function is the overseeing of the Company’s U.S. operations.  Mr. Jannello is a graduate of Bradley University (B.A., Advertising & Marketing, 1993), and is the son of James N. Jannello.

Mr. Jannello is well qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding business.

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

Mr. Iacopella is well qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding business and leadership positions within the industry.

Ruth Werra has been the Secretary of Janel since 1994 and has been employed by the Company since 1975. She is the office manager of the New York executive office and oversees the maintenance of Janel’s corporate records.  Mrs. Werra also oversees the entry and clearance of all personal effects shipments handled by the New York office.

Philip J. Dubato has been the Executive Vice President of Finance since May 2010.  Mr. Dubato is the Chief Financial and Accounting Officer and oversees all accounting operations for the Company.  From 1997 through 2007, Mr. Dubato was Vice President and Chief Financial Officer, Secretary and Treasurer, and from 1998 through 2007 a director of Target Logistics, Inc., a domestic and international freight forwarder publicly traded on the American Stock Exchange.  From 2007 through May 2010, Mr. Dubato was a consultant in the freight forwarding industry and a private investor.

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

Board of Directors

Board of Directors.  During the fiscal year ended September 30, 2010, the Board of Directors met one time.  No incumbent director attended fewer than 75% of the total number of meetings of the Board of Directors of the Company held during the year.

Our Board of Directors has not established any committees.  There is no Audit Committee, Compensation Committee, or Nominating Committee, or any committee performing similar functions, and no charters have been adopted with respect to these functions.  The functions which would have been assigned to those committees are undertaken by the entire board as a whole.

Audit Function.  In its audit function, the Board oversees the Company’s accounting, financial reporting and internal control functions and the audit of the Company’s financial statements.  The audit responsibilities include, among others, direct responsibility for hiring, firing, overseeing the work of and determining the compensation for the Company’s independent auditors.  The Board does not include an “audit committee financial expert” (as defined in applicable Securities and Exchange Commission (SEC) rules), because the Board believes that the benefits provided by the addition to the Board of an individual who meets the SEC criteria at this time do not justify the cost of retaining such an individual.

Nominating Function.  The Company’s full Board of Directors acts as a nominating committee for the annual selection of its nominees for election as directors.  The Board of Directors held one meeting during the past fiscal year in order to make nominations for directors.  The Board believes that the interests of the Company’s stockholders are served by relegating the nominations process to the full Board.  While the Board of Directors will consider nominees recommended by stockholders, it has not actively solicited recommendations from the Company’s stockholders for nominees, nor established any procedures for this purpose.  In considering prospective nominees, the Board of Directors will consider the prospect’s relevant financial and business experience, familiarity with and participation in the Company’s industry and market area, the integrity and dedication of the prospect and other factors the Board deems relevant.  The Board of Directors will apply the same criteria to nominees recommended by stockholders as those recommended by the full Board.

Compensation Function.  The Company’s full Board of Directors acts as a compensation committee for Company.  The Board believes that, due to the size of the Company and its management team, the interests of the Company’s stockholders are served by relegating the compensation process to the full Board.

The primary objective of our compensation and benefits program is to attract, motivate and retain our quality executive talent, and support our business goals within the limits arising out of the Company’s revenue and profitability.  Our executive compensation structure is comprised of limited a small group of only six executives, and the amount of their compensation is principally based on the available funds and the achievement of our goals for growth and profitability.

Our compensation approach is necessarily tied to our stage of development as a company. Historically, our Company is one of the smaller freight logistics businesses whose securities are traded in the public market, with the result that our compensation program is limited to cash compensation depending upon the funds available, and is lower than the level of compensation of the public companies in our business group.  Our Board of Directors reviews and approves executive compensation, bonus, and benefits policies on a case-by-case basis, often based on the recommendation of our Chief Executive Officer’s subjective assessment of the funding reasonably available for executive compensation.

Director Compensation

Our directors are reimbursed for their reasonable expenses as members of the Board of Directors, but they do not receive any compensation for serving as such.

Code of Ethics

Due to its small size, the Company has not yet adopted a code of ethics.

Communications with the Board

Any shareholder desiring to contact the Board, or any specific director(s), may send written communications to: Board of Directors (Attention: (Name(s) of director(s), as applicable)), c/o the Company’s Secretary, 150-14 132nd Avenue, Jamaica, New York 11434.  Any proper communication so received will be processed by the Secretary.  If it is unclear from the communication received whether it was intended or appropriate for the Board, the Secretary will (subject to any applicable regulatory requirements) use his judgment to determine whether such communication should be conveyed to the Board or, as appropriate, to the member(s) of the Board named in the communication.

Leadership Structure and Risk Oversight

While the Board believes that there are various structures which can provide successful leadership to the Company, the Company’s executive functions are shared by the Company’s Chief executive Officer and President/Chief Operating Officer.  Both individuals serve on the Company’s Board of Directors and they, together with the other directors bring experience, oversight and expertise to the management of the Company.  The Board believes that, due to the small size of the Company, this leadership structure best serves the Company and its stockholders.

Management is responsible for the day-to-day management of risks the Company faces, while the Board, as a whole has responsibility for the oversight of risk management.  In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.  To do this, management discusses with the Board members strategy and the risks facing the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act, as amended, requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s Common Stock, file with the Securities and Exchange Commission in a timely manner an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Shares.  During the month of October 2010, an initial report of beneficial ownership was filed for the first time by our directors and executive officers (James N. Jannello, William J. Lally, Nicholas V. Ferrara, Noel J. Jannello, Vincent Iacopella, Ruth Werra and Philip J. Dubato) and by Stephen P. Cesarski an owner of more than 10% of the Company’s Shares.  In addition, Mr. Cesarski and Mr. Ferrara filed one report each for changes in beneficial ownership.  To the Company’s knowledge, all reports are now up to date although they were not filed on a timely basis.

Audit Committee Report

The Board of Directors in its audit function has reviewed and discussed with management the annual audited financial statements of the Company and its subsidiaries.

The Board of Directors in its audit function has discussed with Paritz & Company, P.A., the independent auditors for the Company for the fiscal year ended September 30, 2010, the matters required to be discussed by Statement on Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  The Board has received the written disclosures and the letter from the independent auditors required by Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the Public Company Accounting Oversight Board and has discussed with the independent auditors the independent auditors’ independence.

Based on the foregoing review and discussions, the Board of Directors approved the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for filing with the Securities and Exchange Commission.

The Board of Directors
James N. Jannello	William J. Lally
Nicholas V. Ferrara	Noel J. Jannello
Vincent Iacopella

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The individuals who served as the Company’s principal executive officers during the fiscal year ended September 30, 2010, two individuals (other than principal executive officers) who were the Company’s most highly compensated executive officers as of September 30, 2010, and up to two additional individuals who were the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to in the following discussion as the “named executive officers”.  The following compensation discussion and analysis, executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company during the fiscal year ended September 30, 2010.

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

The Company has a defined contribution profit sharing plan covering eligible employees.  The Plan is voluntary with respect to participation and is subject to the provisions of ERISA.  The plan provides for participant contributions of up to 25% of annual compensation, as defined by the plan.  The Company contributes an amount equal to 25% of the participant’s first 5% of contributions.  The Company may contribute an additional amount from its profits as authorized by the Board of Directors.  The Company made no additional contributions in 2010.  Participants in the plan are vested over six years from hire date in the Company’s contributions, plus actual earnings thereon.  The Company’s 2010 contributions to the plan on behalf of named executive officers are included in the “All Other Compensation” column in the “Summary Compensation Table” below.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2010 and 2009.

Name and Principal Position (a)	Year (b)	Base Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	All Other Compensation $ (i)		Total $ (j)
James N. Jannello,	2010	170,404	0	0	0	53,288	(1)	223,693
EVP and CEO	2009	185,000	0	0	0	47,088	(1)	232,088
Philip J. Dubato,	2010	66,298	0	0	0	6,871	(2)	73,169
EVP of Finance and CFO	2009	0	0	0	0	0	(2)	0
William J. Lally	2010	90,537	0	0	0	15,229	(3)	105,766
President	2009	99,712	0	0	0	21,183	(3)	120,895
Noel J. Jannello	2010	173,385	0	0	0	29,350	(4)	202,735
Vice President	2009	182,180	0	0	0	27,377	(4)	209,557
Vincent Iacopella	2010	114,038	0	0	0	12,393	(5)	126,430
Director	2009	127,662	0	0	0	13,955	(5)	141,617

(1)
Includes $15,995 and $12,953 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2010 and 2009, respectively, $35,335 and $31,974 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2010 and 2009, respectively, and $1,958 and $2,161 of 401K paid on behalf of such individual for each of the fiscal years ended 2010 and 2009, respectively.

(2)	Includes $4,581 of medical insurance premiums reimbursed on behalf of such individual and $2,290 for an automobile allowance.

(3)	Includes $15,229 and $21,183 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2010 and 2009, respectively.

(4)
Includes $6,600 and $6,000 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2010 and 2009, respectively, $21,476 and $19,973 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2010 and 2009, respectively, and $1,274 and $1,404, of 401K paid on behalf of such individual for the fiscal year ended 2010 and 2009, respectively.

(5)
Includes $849 and $2,215 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2010 and 2009, respectively, $11,543 and $11,670 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2010 and 2009, respectively, and $70 of 401K paid on behalf of such individual for the fiscal year ended 2009.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan.

The Company maintains an Internal Revenue Code Section 401(k) salary deferral savings and profit-sharing plan (the “Plan”) for all of its eligible employees who have been employed for at least one year and are at least 21 years old.  Subject to certain limitations, the Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis.  Under the Plan, the Company may make matching contributions on behalf of the pre-tax contributions made up to a maximum of 25% of the participant’s first 5% of compensation contributed as Elective Deferrals in the year. All participants are fully vested in their accounts in the Plan with respect to their salary deferral contributions, and are vested in company matching contributions at the rate of 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service, with 100% vesting after six years of service.

Stock Option Plan.

On December 12, 2002, Janel’s Board of Directors and majority of its shareholders approved and adopted the Janel World Trade, Ltd. Stock Option Incentive Plan (the “Option Plan”) providing for options to purchase up to 1,600,000 shares of Common Stock for issuance to valued employees and consultants of the Company as an incentive for superior performance.

To date, 23,750 options have been granted under the Option Plan. The Option Plan is administered by the Board of Directors, which is authorized to grant incentive stock options and non qualified stock options to selected employees and consultants of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

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

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2010.  For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act requires inclusion of shares of Common Stock that may be acquired within sixty days of the stated date.  Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as September 30, 2010.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
James N. Jannello 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	(1)	26.19%
Stephen P. Cesarski 150-14 132nd Avenue Jamaica, NY 11434	5,490,000	(1)	26.15%
Nicholas V. Ferrara 1319 North Broad Street Hillside, NJ 07205	2,234,947	(1)	10.64%

 (1) All of these shares are owned of record.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of Common Stock as of September 30, 2010 by (i) each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report, (ii) each current director and each nominee for election as a director and (iii) all directors and executive officers of the Company as a group.  An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class

James N. Jannello	5,500,000	26.19%
William J. Lally	1,000,000	4.76%
Nicholas V. Ferrara	2,234,947	10.64%
Noel J. Jannello	25,000	*
Vincent Iacopella	0	*
Ruth Werra	25,000	*
Philip J. Dubato	0	*
All directors and executive officers
as a group (7 persons)	8,784,947	41.84%

Equity Compensation Plan Information

The following table provides information, as of September 30, 2010, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	23,750	*	$1.00	1,576,250	*
Equity compensation plans not approved by security holders	0		0	0
Total	23,750	*	$1.00	1,576,250	*

*    Shares are issuable pursuant to options granted under the Company’s 2002 Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Janel’s Board of Directors does not yet include any “independent” directors.

On October 4, 2010 (subsequent to the period covered by this report), the Company acquired the international freight forwarding assets of Ferrara International Logistics, Inc., a New Jersey corporation (“FIL”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and FIL, a company owned by Nicholas V. Ferrara, dated October 4, 2010.  Mr. Ferrara became a director of the Company following the closing. The purchase price paid and to be paid under the terms of the Purchase Agreement consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Company’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”), issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.  The Share Allocation is subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013.

Furthermore, in connection with the 2008 purchase by the Company from FIL of FIL’s customs brokerage business, the Company deferred payment of $435,000 of the purchase price until 2011. On October 4, 2010, the Company paid this outstanding amount in full.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Paritz & Company, P.A. (the “Auditor”) has served as the Company’s independent public accountants since 2002.  The following is a description of the fees billed to the Company by the Auditor during the fiscal years ended September 30, 2010 and 2009:

Audit Fees

Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements.  Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor.  Such services include consents related to SEC and other regulatory filings.  The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended September 30, 2010 and 2009 totaled $62,137 and $55,000, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits.  The Auditor did not bill any fees to the Company for audit related services rendered to the Company for the years ended September 30, 2010 and 2009.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services.  The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended September 30, 2010 and 2009 totaled $7,050 and $5,000, respectively.

All Other Fees

The aggregate fees billed to the Company by the Auditor for all other fees for the year ended September 30, 2010 and 2009 totaled $4,750 and $5,612, respectively.  These “other fees” were for services related to abandoned acquisitions.

Approval of Independent Auditor Services and Fees

The Company’s Chief Executive Officer and Chief Financial Officer review all fees charged by the Company’s independent auditors, and actively monitor the relationship between audit and non-audit services provided.  The Chief Executive Officer must pre-approve all audit and non-audit services provided by the Company’s independent auditors and fees charged.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1.     Financial Statements

Page
Report of Registered Independent Public Accounting Firm	F-1
Consolidated Balance Sheets as of September 30, 2010 and 2009	F-2
Consolidated Statements of Operations for the Years Ended September 30, 2010, 2009, and 2008	F-3
Consolidated Statements of Shareholders’ Equity for the Years Ended
September 30, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009, and 2008	F-5
Notes to Consolidated Financial Statements	F-6

(a)  2.     Financial Statement Schedules

Schedule II - Schedule of Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3.     Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.
3.1
Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)

3.2	Restated and Amended By-Laws of Janel World Trade, Ltd.
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1
Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K Report for the year ended September 30, 2002, File No. 333-60608)

10.2
Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)

10.3
Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)

10.4	Promissory Note dated August 2, 2010 made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank*
10.5	Business Loan Agreement dated August 2, 2010 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank*
10.6	Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank*
10.7
Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank*

21	Subsidiaries of the Registrant*
23	Consent of Paritz & Company, P.A.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated December 29, 2010*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL WORLD TRADE, LTD..

Date: December 28, 2010	By:	/s/ James N. Jannello
James N. Jannello
Executive Vice President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James N. Jannello	Executive Vice President, Chief	December 28, 2010
James N. Jannello	Executive Officer and Director

/s/ William J. Lally	President, Chief Operating	December 28, 2010
William J. Lally	Officer and Director

/s/ Philip J. Dubato	Executive Vice President of	December 28, 2010
Philip J. Dubato	Finance and Chief Financial
and Accounting Officer

/s/ Noel J. Jannello	Vice President and Director	December 28, 2010
Noel J. Jannello

/s/ Vincent Iacopella	Director	December 28, 2010
Vincent Iacopella

/s/ Nicholas V. Ferrara	Director	December 28, 2010
Nicholas V. Ferrara

/s/ Ruth Werra	Secretary	December 28, 2010
Ruth Werra

Paritz & Company, P.A.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A

Hackensack, New Jersey
December 6, 2010

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents ( Note 1)	$1,354,912	$1,483,150
Accounts receivable, net of allowance for
doubtful accounts of $106,987 in 2010 and $85,368 in 2009	6,841,607	4,616,244
Marketable securities (Note 3)	54,748	52,100
Loans receivable - officers (Note 4)	97,092	114,616
- other	583	4,908
Prepaid expenses and sundry current assets	96,608	239,437
Tax refund receivable (Note 12)	-	289,000
TOTAL CURRENT ASSETS	8,445,550	6,799,455

Property and equipment, net (Note 6)	111,478	179,779

OTHER ASSETS:
Intangible assets, net (Note 7)	1,714,702	1,875,754
Security deposits	53,688	55,991
Deferred income taxes (Note 12)	1,017,000	1,114,000
TOTAL OTHER ASSETS	2,785,390	3,045,745

	$11,342,418	$10,024,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable – bank (Note 9)	$951,335	-
- other (Note 2A)	-	125,000
Accounts payable – trade	4,516,547	3,116,830
- related party (Note 5)	-	100,078
Accrued expenses and taxes payable	564,386	422,110
Current portion of long-term debt (Note 10)	581,019	544,141
TOTAL CURRENT LIABILITIES	6,613,287	4,308,159

OTHER LIABILITIES:
Long-term debt (Note 10)	13,889	1,506,096
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	92,457	1,584,664

STOCKHOLDERS’ EQUITY (Note 11)	4,636,674	4,132,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,342,418	$10,024,979

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008

REVENUES (Note 1)	$88,485,931	$71,852,806	$82,745,383

COSTS AND EXPENSES:
Forwarding expenses	79,572,253	63,418,743	72,959,241
Selling, general and administrative	7,852,122	8,438,189	9,400,903
Depreciation and amortization	246,205	552,707	838,674
TOTAL COSTS AND EXPENSES	87,670,580	72,409,639	83,198,818

INCOME (LOSS) FROM OPERATIONS	815,351	(556,833)	(453,435)

OTHER ITEMS:
Impairment loss (Note 2)	-	(1,066,240)	(1,812,750)
Interest and dividend income	4,959	14,581	43,147
Interest expense	(101,415)	(224,706)	(149,389)
TOTAL OTHER ITEMS	(96,456)	(1,276,365)	(1,918,992)

INCOME (LOSS) BEFORE INCOME TAXES	718,895	(1,833,198)	(2,372,427)

Income taxes (credit) (Note 12)	336,000	(592,000)	(727,000)

NET INCOME (LOSS)	382,895	(1,241,198)	(1,645,427)

Preferred stock dividends (Note 11)	15,046	15,000	15,000

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$367,849	$(1,256,198)	$(1,660,427)

OTHER COMPREHENSIVE INCOME
NET OF TAX:
Unrealized gain (loss) from available for sale securities	$2,469	$(197)	$(25,270)
Basic earnings (loss) per share	$.02	$(.07)	$(.10)
Fully diluted earnings (loss) per share	$.02	$(.07)	$(.10)
Basic weighted average number of shares outstanding	18,223,942	17,545,712	17,011,278
Fully diluted weighted average number of shares outstanding	20,843,733	17,945,712	17,431,552

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK
	SHARES	$	SHARES	$	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE-SEPTEMBER 30, 2007	17,043,000	17,043	1,000,000	1,000	(65,812)	1,416,558	3,090,470	11,660	4,470,919
Net loss	-	-	-	-	-	-	(1,645,427)	-	(1,645,427)
Common stock issuance	520,661	521	-	-	-	629,479	-	-	630,000
Convertible preferred stock issuance			285,000	285	-	1,424,715	-	-	1,425,000
Retirement of treasury stock	(137,000)	(137)	-	-	65,812	(65,675)	-	-	-
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Deferred financing charges related to Issuance of convertible debt	-	-	-	-	-	33,600	-	-	33,600
Purchase of 2,500 shares treasury stock	-	-	-	-	(2,743)	-	-	-	(2,743)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(25,270)	(25,270)
BALANCE-SEPTEMBER 30, 2008	17,426,661	17,427	1,285,000	1,285	(2,743)	3,438,677	1,430,043	(13,610)	4,871,079
Net loss	-	-	-	-	-	-	(1,241,198)	-	(1,241,198)
Common stock issuance	586,671	587	-	-	-	508,159	-	-	508,746
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Options issued	-	-	-	-	-	17,249	-	-	17,249
Purchase of 12,676 shares treasury stock	-	-	-	-	(8,523)	-	-	-	(8,523)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(197)	(197)
BALANCE-SEPTEMBER 30, 2009	18,013,332	18,014	1,285,000	1,285	(11,266)	3,964,085	173,845	(13,807)	4,132,156
Net income	-	-	-	-	-	-	382,895	-	382,895
Dividends to preferred shareholders	-	-	-	-	-	-	(15,046)	-	(15,046)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	2,469	2,469
Issuance of stock options as compensation	-	-	-	-	-	9,200	-	-	9,200
Settlement of litigation (Note 15)	489,750	490	(69,475)	(69)	-	124,579	-	-	125,000
BALANCE–SEPTEMBER 30, 2010	18,503,082	$18,504	1,215,525	$1,216	$(11,266)	$4,097,864	$541,694	$(11,338)	$4,636,674

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$382,895	$(1,241,198)	$(1,645,427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	246,205	552,707	838,674
Amortization of imputed interest	27,528	46,860	13,332
Deferred income taxes	97,000	(360,000)	(754,000)
Issuance of options	9,200	17.249	-
Impairment loss	-	1,066,240	1,812,750
Changes in operating assets and liabilities:
Accounts receivable	(2,225,363)	1,485,961	(758,247)
Tax refund receivable	289,000	(206,000)	(83,000)
Prepaid expenses and sundry current assets	142,829	(69,038)	(53,597)
Accounts payable and accrued expenses	1,538,242	(573,693)	163,146
Security deposits	2,303	(5,190)	(1,766)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	509,839	713,898	(468,135)

INVESTING ACTIVITIES:
Acquisition of subsidiaries (Note 2)	-	-	(423,867)
Acquisition of property and equipment, net	(16,852)	(12,239)	(57,036)
Purchase of marketable securities	(178)	(253)	(6,434)
NET CASH USED IN INVESTING ACTIVITIES	(17,030)	(12,492)	(487,337)

FINANCING ACTIVITIES:
Dividends paid	(11,296)
Proceeds from (repayment of) bank loan	-	(750,000)	750,000
Repayment of long-term debt	(531,522)	(893,169)	(84,764)
Repayment (issuance) of loans receivable	21,849	48,682	(3,772)
Purchase of treasury stock	-	(8,523)	(2,743)
Proceeds from (repayment of) loans receivable (payable) – related party	(100,078)	(43,344)	111,700
Proceeds from loans payable – related party	-	-	143,422
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(621,047)	(1,646,354)	913,843

DECREASE IN CASH AND CASH EQUIVALENTS	(128,238)	(944,948)	(41,629)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	1,483,150	2,428,098	2,469,727
CASH AND CASH EQUIVALENTS – END OF YEAR	$1,354,912	$1,483,150	$2,428,098
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$73,887	$87,312	$177,583
Income taxes	$7,239	$134,753	$200,788
Non-cash activities:
Unrealized gain (loss) on marketable securities	$2,469	$(197)	$(25,270)
Dividends declared to preferred shareholders	$15,046	$15,000	$15,000
Issuance of common stock, convertible preferred stock and
notes payable in connection with business acquisitions	$-	$-	$2,941,632
Deferred financing charges	$-	$58,267 -	$33,600
Conversion of debt to equity	$-	$508,746	$-
Cancellation of note payable – other	$125,000	$-	$-
The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent accounting pronouncements

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

(C)        PURCHASE PRICE ALLOCATION

In accordance with the acquisition method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, and the acquisition of a talented workforce.

The consideration has been allocated as follows:

	ORDER LOGISTICS, INC.	FERRARA INTERNATIONAL LOGISTICS, INC.

Tangible assets:
Furniture and equipment	$165,117	$-

Intangible assets:
Identifiable intangibles, subject to amortization	3,260,000	1,530,000
Goodwill	463,312	547,070
	3,723,312	2,077,070

Purchase price	$3,888,429	$2,077,070

The following table provides unaudited pro forma results of operations for the fiscal years ended September 30, 2008 as if the acquisitions had been consummated as of the beginning of the period presented.  The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies.  Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

(Unaudited)	Pro Forma Results
(Dollars in Thousands except per share data)	Year ended September 30, 2008

Revenues	$86,735

Loss before income taxes (exclusive of impairment loss for 2008)	$(33)

Fully diluted earnings per share	$(.01)

3           MARKETABLE SECURITIES

Marketable securities consist of the following:

	Cost	Unrealized Holding Gains (Losses)	Fair Value

As of September 30, 2010:
Mutual Funds	$52,279	$2,469	$54,748

As of September 30, 2009:
Mutual Funds	$52,297	$(197)	$52,100

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

5           LOAN PAYABLE – RELATED PARTY

The loan payable – related party is due from a company owned by Janel’s Executive Vice President.  The loan bears interest at 6% per annum and is due on demand.

6           PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30,
	2010	2009	Life

Furniture and fixtures	$204,720	$224,661	5-7 years
Computer equipment	469,825	503,514	5 years
	674,545	728,175
Less accumulated depreciation and Amortization	563,067	548,396
	$111,478	$179,779

7           INTANGIBLE ASSETS

A summary of intangible assets resulting from the Ferrara acquisition and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$1,530,000	9.5 years
Goodwill	547,070
	2,077,070
Less accumulated amortization	201,316
	$1,875,754

A summary of the changes in intangible assets is as follows:

	Ferrara International Logistics, Inc.

	2010	2009
Balance – beginning of year	$1,875,754	$2,036,807
Amortization	(161,052)	(161,053)
Balance – end of year	$1,714,702	$1,875,754

8           CONVERTIBLE PROMISSORY NOTES

In July 2008 the Company issued $400,000 of fixed rate convertible promissory notes which were due in July 2009 and bear interest at a weighted average interest rate of 8.25% per annum, payable at maturity. In July 2009 the $400,000 convertible promissory notes plus accrued interest of $40,000 were converted into 586,671 shares of common stock.

9           NOTE PAYABLE – BANK

In August 2010, the Company’s subsidiary Janel Group of New York, Inc. (“Janel New York”) entered into a one-year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”).  The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank.  The interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 5%.  Under the CNB Facility, Janel New York may borrow the lesser of $3.5 million or 80% of the Company’s aggregate outstanding eligible accounts receivable.  Janel New York’s obligations under the CNB Facility are secured by all of the assets of the Company and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.  The CNB Facility is for a one year term expiring on July 31, 2011.  On August 3, 2010, $951,190 of the CNB Facility was used to repay  the outstanding balances under the term loan with JPMorgan Chase Bank. As of September 30, 2010, there were outstanding borrowings of $951,336 under the CNB facility.

10          LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,
	2010	2009

Term loan payable, as amended.	$-	$1,316,191

Non-interest bearing note payable, net of imputed interest, in payments of $435,000 in July 2011 (see Note 2B).	414,352	386,824

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	180,556	347,222
	594,908	2,050,237
Less current portion	581,019	544,141
	$13,889	$1,506,096

These obligations mature as follows:

2011	$581,019
2012	13,889
$594,908

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

A.          Issuance of convertible preferred stock

(1)           On January 10, 2007, the Company sold 1,000,000 unregistered shares of newly-authorized $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total of $500,000.  The shares are convertible into shares of Janel’s $0.001 par value common stock at any time on a one-share for one-share basis.

(2)           See Notes 2 and 15(c)(2) in connection with the issuance of Series B Preferred Stock.

B.          Stock repurchase program

On October 12, 2006, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions.  The repurchase plan may be suspended by the Company at any time.  As of September 30, 2010, 152,176 shares of the Company’s common stock have been repurchased under the plan at a cost of $77,078.

12          INCOME TAXES

Income taxes consist of the following:
	Year Ended September 30,
	2010	2009	2008

Federal – current	$146,000	$(267,500)	$(83,000)
- deferred	97,000	(360,000)	(754,000)
State and local	93,000	35,500	110,000
	$336,000	$(592,000)	$(727,000)

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

	Year Ended September 30,
	2010	2009	2008

Federal taxes (credits) at statutory rates	$252,000	$(627,500)	$(811,160)
Non-deductible expenses	20,400	11,740	11,560
State and local taxes, net of Federal benefit	63,600	23,760	72,600
	$336,000	$(592,000)	$(727,000)

The deferred tax asset represents the tax effect of timing differences relating to amortization of intangible assets and the related impairment loss.

13          PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing and 401(k) plan covering substantially all full-time employees.  The expense charged to operations for the years ended September 30, 2010, 2009, and 2008 aggregated approximately $17,500, $24,000 and $30,000, respectively.

14          RENTAL COMMITMENTS

The Company conducts its operations from leased premises.  Rental expense on operating leases for the years ended September 30, 2010, 2009 and 2008  was approximately$362,000, $412,000, and $404,000, respectively.

Future minimum lease commitments (excluding renewal options) under noncancelable leases are as follows:

Year ended September 30, 2011	$321,000
2012	321,000
2013	263,000
2014	243,000
2015	199,000

15         RISKS AND UNCERTAINTIES

(a)	Currency risks

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

In March 2010 the Company reached a settlement agreement and mutual general release with Brian Griffin.  Terms of the settlement include the issuance of 489,750 shares of Janel’s common stock, surrender of 69,475 shares of preferred stock, elimination of a $125,000 note payable to the defendant and a release of any and all claims and demands of the defendant.

See Note 20(B) and (C).

(d)         Relationships with officers

Janel’s former President and Chief Operating Officer and Executive Vice President and Chief Executive Officer, jointly own FCL/LCL International Inc., (“FCL/LCL”) a New York Corporation which is a consolidating indirect carrier that executed paperwork for Janel, from which they each received $3,000 and $14,000 from FCL/LCL for the years ending 2010 and 2009. FCL/LCL discontinued its operations in November, 2009.

These relationships involve actual or potential conflicts of interest between Janel and its officers.

(e)         Concentration of sales

Sales to two major customers were approximately 27%, 16.5% and 19.9% of consolidated sales for the years ended September 30, 2010, 2009 and 2008, respectively.  Amounts due from these customers aggregated approximately $1,130,000, $399,000 and $162,000 at September 30, 2010, 2009 and 2008, respectively.

16         QUARTERLY RESULTS OF OPERATIONS (Unaudited)
	First	Second	Third	Fourth
Fiscal 2010
Net sales	$16,997,932	$19,270,955	$21,004,703	$31,212,341
Operating income (loss)	(28,016)	174,084	359,288	309,995
Net income (loss)	(50,037)	106,084	170,430	156,418

Per share data (1):
Basic earnings per share	$(0.003)	$0.007	$0.009	$0 .008
Diluted earnings per share	$(0.003)	$0.006	$0.009	$0.007

Fiscal 2009
Net sales	$21,266,128	$17,151,773	$15,524,769	$17,910,136
Operating income (loss)	(96,104)	(360,818)	(81,857)	(18,054)
Net income (loss)	(115,490)	(284,735)	(105,847)	(735,126)

Per share data (1):
Basic earnings per share	$(.01)	$(.02)	$(.01)	$(.04)
Diluted earnings per share	$(.01)	$(.02)	$(.01)	$(.04)

(1) earnings per share were computed independently for each of the periods presented.  Therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

17         BUSINESS SEGMENT INFORMATION

The Company operates in two reportable segments which are full service cargo transportation logistics management and supplying computer software sales, support and maintenance.

The following table presents financial information about the Company’s reportable segments as of and for the years ended September 30, 2010 and 2009.

2010	Consolidated	Transportation Logistics	Computer Software

Total revenues	$88,485,931	$88,428,775	$57,156
Net revenues	$8,913,678	$8,856,522	$57,156
Operating income (loss)	$815,351	$942,248	$(126,897)
Identifiable assets	$11,342,418	$11,288,383	$54,035
Capital expenditures	$16,852	$16,852	$-
Depreciation and amortization	$246,205	$213,579	$32,626
Equity	$4,636,674	$9,838,287	$(5,201,613)

2009	Consolidated	Transportation Logistics	Computer Software

Total revenues	$71,852,806	$71,663,175	$189,631
Net revenues	$8,434,063	$8,244,432	$189,631
Operating income (loss)	$(556,833)	$99,871	$(656,704)
Identifiable assets	$10,024,979	$9,902,506	$122,473
Capital expenditures	$12,239	$10,701	$1,538
Depreciation and amortization	$552,706	$301,770	$250,936
Equity	$4,132,156	$8,934,203	$(4,802,047)

18         SHARE BASED COMPENSATION

The Company accounts for other based compensation in accordance with ASC 718-10.  Under the provisions of this statement the compensation costs relating to share-based payment transactions are to be recognized in the Company’s consolidated financial statements based on their fair values.

19         STOCK OPTIONS

On June 30, 2010, the Company issued options to purchase 23,750 shares of common stock at an exercise price of $1.00 per share, in partial satisfaction of half of the finder’s fees associated with the hiring of two new sales executives on May 17, 2010.  The remaining obligation in the amount of $23,750 was paid in cash.

The fair value of the options was determined using a Black Scholes Option Pricing Model was $9,200 which, net of income taxes, resulted in a $5,428 reduction of net income

The Company has no other stock options outstanding.

20         SUBSEQUENT EVENTS

(A)           On October 4, 2010, the Company acquired the international freight forwarding business of Ferrara  pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and Ferrara dated October 4, 2010.

The purchase price paid and to be paid under the terms of the Purchase Agreement consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Company’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”).   The Share Allocation is subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013.

Purchase price allocation

In accordance with the purchase acquisition of accounting the Company has initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The initial consideration estimated at $1,840,000 consists of $600,000 of common stock and $1,400,000 of future cash to be paid, net of imputed interest of $160,000.  The consideration has been allocated as follows:

Intangible assets:
Customer relationships subject to amortization	$1,220,000
Goodwill	620,000
Total fair value	$1,840,000

Pursuant to the terms of the Purchase Agreement, Nicholas V. Ferrara, the principal owner of Ferrara, will be employed by the Company at an annual salary of $182,000 plus benefits.

(B)           In November 2010 the Company reached a settlement agreement and mutual general releases with Richard Francis.  Terms of the settlement include the issuance of 780,000 shares to Mr. Francis, as well as payments totaling $23,359.  Upon issuance and delivery of the settlement shares and payment of the cash settlement, both signed a stipulation and Order of Dismissal ending all claims made in their entirety.

(C)           On December 3, 2010 the former “CFO” of Janel filed a complaint through the U.S. Equal Employment Opportunity Commission alleging, among other things, discrimination by the Company.  No damages were claimed in the complaint.  The Company’s response to the complaint is due on January 3, 2011.  The Company intends to vigorously defend this claim.

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the fiscal year ended September 30, 2008

Allowance for doubtful accounts	$43	$131	$-	$(44)	$130

For the fiscal year ended September 30, 2009

Allowance for doubtful accounts	$130	$192	$-	$(237)	$85

For the fiscal year ended September 30, 2010

Allowance for doubtful accounts	$85	$271	$-	$(249)	$107

S-1