Form 10-Q
period 2010-12-31
JANEL WORLD TRADE LTD
filed 2011-02-14
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-60608

JANEL WORLD TRADE, LTD.
(Exact name of registrant as specified in its charter)

Nevada	86-1005291
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

150-14 132nd Avenue
Jamaica, New York	11434
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 527-3800

Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

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
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of February 11, 2011 was 21,104,868.

JANEL WORLD TRADE, LTD.

TABLE OF CONTENTS

		Page
Part I - Financial Information
Item 1.	Financial Statements:

	Consolidated Balance Sheets, December 31, 2010 (unaudited) and September 30, 2010 (audited)	3

	Consolidated Statements of Operations for the Three Months Ended December 31, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended September 30, 2010 (audited) and the Three Months Ended December 31, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2010 and 2009 (unaudited)	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4.	Controls and Procedures	16

Part II - Other Information
Item 1.	Legal Proceedings	17

Item 6.	Exhibits	18

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	DECEMBER 31, 2010	SEPTEMBER 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,215,482	$1,354,912
Accounts receivable, net of allowance for doubtful accounts of $140,100 at December 31, 2010 and $106,987 at September 30, 2010	5,670,090	6,841,607
Marketable securities	60,631	54,748
Loans receivable – officers	93,206	97,092
– other	683	583
Prepaid expenses and sundry current assets	136,802	96,608
TOTAL CURRENT ASSETS	7,176,894	8,445,550

PROPERTY AND EQUIPMENT, NET	111,707	111,478

OTHER ASSETS:
Intangible assets, net	3,483,939	1,714,702
Security deposits	63,488	53,688
Deferred income taxes	1,007,000	1,017,000
TOTAL OTHER ASSETS	4,554,427	2,785,390

TOTAL ASSETS	$11,843,028	$11,342,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable – bank	$951,335	$951,335
Accounts payable – trade	3,745,622	4,516,547
Accrued expenses and taxes payable	428,226	564,386
Current portion of long-term debt	556,666	581,019
TOTAL CURRENT LIABILITIES	5,681,849	6,613,287

OTHER LIABILITIES:
Long-term debt	835,556	13,889
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	914,124	92,457
STOCKHOLDERS’ EQUITY	5,247,055	4,636,674
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,843,028	$11,342,418

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2010		2009
REVENUES	$26,433,994		$16,997,932

COSTS AND EXPENSES:
Forwarding expenses	23,834,037		15,083,815
Selling, general and administrative	2,441,185		1,881,392
Amortization of intangible assets	84,035		60,741
TOTAL COSTS AND EXPENSES	26,359,257		17,025,948

OPERATING INCOME (LOSS)	74,737		(28,016)

OTHER ITEMS:
Interest and dividend income	1,253		1,669
Interest expense	(47,043)		(22,290)
TOTAL OTHER ITEMS	(45,790)		(20,621)

INCOME (LOSS) BEFORE INCOME TAXES	28,947		(48,637)

Income taxes	20,377		1,400

NET INCOME (LOSS)	8,570		(50,037)

Preferred stock dividends	3,750		3,750

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$4,820		$(53,787)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain from available for sale securities	$5,561		$1,152
Basic earnings (loss) per share	$.00	$	( .00)
Fully diluted earnings (loss) per share	$.00	$	( .00)
Basic weighted number of shares outstanding	20,559,946		18,013,332
Fully diluted weighted number of shares outstanding	22,993,592		18,453,332

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS)	TOTAL
	SHARES	$	SHARES	$
BALANCE–SEPTEMBER 30, 2010	18,503,082	$18,504	1,215,525	$1,216	$(11,266)	$4,097,864	$541,694	$(11,338)	$4,636,674

Net income	-	-	-			-	8,570	-	8,570

Settlement of litigation	780,000	780	(141,250)	(142)	-	(638)	-	-	-

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Common stock issuance	1,714,286	1,714	-	-	-	598,286	-	-	600,000

Other comprehensive gains:

Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	5,561	5,561

BALANCE – DECEMBER 31, 2010	20,997,368	$20,998	1,074,275	$1,074	$(11,266)	$4,695,512	$546,514	$(5,777)	$5,247,055

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
	SHARES	$	SHARES	$
BALANCE – SEPTEMBER 30, 2009	18,013,332	$18,014	1,285,000	$1,285	$(11,266)	$3,964,085	$173,845	$(13,807)	$4,132,156

Net loss	-	-	-			-	(50,037)	-	(50,037)

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Other comprehensive gains:

Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	1,152	1,152

BALANCE – DECEMBER 31, 2009	18,013,332	$18,014	1,285,000	$1,285	$(11,266)	$3,964,085	$120,058	$(12,655)	$4,079,521

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$8,570	$(50,037)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	84,035	60,741
Amortization of imputed interest	33,981	6,882
Deferred income taxes	10,000	(8,100)
Changes in operating assets and liabilities:
Accounts receivable	1,171,517	(222,001)
Prepaid expenses and sundry current assets	(49,994)	42,860
Accounts payable and accrued expenses	(907,087)	316,604
NET CASH PROVIDED BY OPERATING ACTIVITIES	351,022	146,949

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(13,500)	(965)
Purchase of marketable securities	(322)	(217)
NET CASH USED IN INVESTING ACTIVITIES	(13,822)	(1,182)

FINANCING ACTIVITIES:
Dividend paid	(3,750)	-
Repayment of long-term debt	(41,666)	(191,667)
Repayment of loans receivable	3,786	17,675
Repayment of loans payable – related party	(435,000)	(100,078)
NET CASH USED IN FINANCING ACTIVITIES	(476,630)	(274,070)

DECREASE IN CASH AND CASH EQUIVALENTS	(139,430)	(128,303)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,354,912	1,483,150

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,215,482	$1,354,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,062	$22,290
Income taxes	$222,618	$6,882
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$5,561	$1,152
Dividends declared to preferred stockholders	$(3,750)	$(3,750)
Acquisition of business:
Intangible assets acquired	$1,840,000
Common stock issued	(600,000)
Long-term debt issued (net of imputed interest)	(1,240,000)
Effect on cash	$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010
(Unaudited)

1           BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about December 28, 2010.

2           BUSINESS SEGMENT INFORMATION

The Company is organized into two reportable segments, full service cargo transportation logistics management and computer software sales, support and maintenance.

Three Months Ended December 31, 2010	Consolidated	Transportation Logistics	Computer Software
Total revenues	$26,433,994	$26,433,994	$-
Net revenues	$2,599,957	$2,599,957	$-
Operating income (loss)	$74,737	$95,271	$(20,534)
Identifiable assets	$11,843,028	$11,796,461	$46,567
Capital expenditures	$13,500	$13,500	$-
Depreciation and amortization	$84,035	$79,142	$4,893
Equity	$5,247,055	$10,469,202	$(5,222,147)

Three Months Ended December 31, 2009	Consolidated	Transportation Logistics	Computer Software
Total revenues	$16,997,932	$16,964,896	$33,036
Net revenues	$1,914,117	$1,881,081	$33,036
Operating income (loss)	$(28,016)	$68,280	$(96,296)
Identifiable assets	$10,007,835	$9,898,596	$109,239
Capital expenditures	$965	$965	$-
Depreciation and amortization	$67,625	$59,468	$8,157
Equity	$4,079,521	$8,998,614	$(4,919,093)

3           LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2010	September 30, 2010
Non-interest bearing note payable, net of imputed interest, due in payments of $466,667 in October 2011, 2012 and 2013	$1,253,333	$-

Non-interest bearing note payable, net of imputed interest, due in payments of $435,000 in July 2011. Note was paid in October 2010.	-	414,352

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	138,889	180,556
	1,392,222	594,908
Less current portion	556,666	581,019
	$835,556	$13.889
These obligations mature as follows:
2011	$556,666	$581,019
2012	417,778	13,889
2013	417,778	-
	$1,392,222	$594,908

4           ACQUISITIONS

On October 4, 2010, the Company acquired the international freight forwarding business of Ferrara International Logistics Inc. (“FIL”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and Ferrara.

The purchase price under the terms of the Purchase Agreement consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Company’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”).   The Share Allocation is subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013.

Purchase price allocation

In accordance with the acquisition method of accounting the Company has initially allocated the consideration to the identifiable intangible assets, based on their estimated fair values.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The initial consideration estimated at $1,840,000 consists of $600,000 of common stock and $1,400,000 non-interest bearing notes issued, net of imputed interest of $160,000.  The consideration has been allocated as follows:

Intangible assets:
Customer relationships subject to amortization	$1,220,000
Goodwill	620,000
Total fair value	$1,840,000

Pursuant to the terms of the Purchase Agreement, Nicholas V. Ferrara, the principal owner of FIL, will be employed by the Company at an annual salary of $182,000 plus benefits.

5           LEGAL PROCEEDINGS

(1)           In March 2010 the Company reached a settlement agreement and mutual general release with a defendant in litigation which had commenced in 2008.  Terms of the settlement include the issuance of 489,750 shares of Janel’s common stock, surrender of 69,475 shares of preferred stock, elimination of a $125,000 note payable to the defendant and a release of any and all claims and demands of the defendant.

In November 2010 the Company reached a settlement agreement and mutual general releases with another defendant.  Terms of the settlement include the issuance of 780,000 shares of Janel’s common stock to Mr. Francis, as well as payments totaling $23,359.  Upon issuance and delivery of the settlement shares and payment of the cash settlement, both signed a stipulation and Order of Dismissal ending all claims made in their entirety.

(2)           On December 3, 2010 the former “CFO” of Janel filed a complaint alleging, among other things, discrimination by the Company.  No damages were claimed in the complaint.  The Company’s response to the complaint is due March 3, 2011.  The Company intends to vigorously defend this claim.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “Janel”, “the Company” and similar words refers to Janel World Trade, Ltd.

forward-looking statements

           This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments.  These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions.  These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.  While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.

overview

Janel is a non-asset based third party logistics services provider engaged in full-service cargo transportation logistics management, including freight forwarding via air, ocean and land based carriers, customs brokerage services, and warehousing and distribution services.   Our headquarters are in Jamaica, New York and we operate through a network which includes 4 company-owned offices in the United States and independent international agents in approximately 52 countries around the world.

As a non-asset based third party logistics provider, we do not own any transportation assets and fulfill our transportation needs by purchasing transportation services from direct (asset-based) carriers and from other transportation providers who generally provide us with favorable rates with priority handling of our shipments.   By consolidating multiple shipments from our customers we are able to negotiate favorable pricing from these transportation providers and can offer lower rates to our customers than they could obtain on their own.  This non-asset based approach provides us with a variable cost structure and allows for a high level of operating flexibility.  Our investment in assets is limited to the purchase of office and computer equipment and the leasing of office and warehouse space for our company owned offices.

Historically, Janel’s quarterly operating results have been subject to seasonal trends.  The fiscal first quarter has traditionally been the weakest and the fiscal third and fourth quarters have traditionally been the strongest. This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and other similar and subtle forces.  A significant portion of our revenues are derived from customers in industries with shipping patterns closely tied to consumer demand and from customers with shipping patterns dependent upon just-in-time production schedules. Many customers may ship a significant portion of their goods at or near the end of a quarter.  Therefore, the timing of our revenues are, to a large degree, affected by factors beyond our control, such as shifting consumer demand for retail goods and manufacturing production delays.  We cannot accurately forecast many of these factors, nor can we estimate the relative impact of any particular factor and, as a result, there is no assurance that historical patterns will continue in the future results of operations

The following discussion and analysis addresses the results of operations for the quarter ended December 31, 2010, as compared to the results of operations for the quarter ended December 31, 2009.  The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Janel operates its business as two reportable segments.  The first segment is comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.  The second segment is comprised of computer software sales, support and maintenance.  The Company does not anticipate any future revenue from the computer software sales, support and maintenance segment and from January 1, 2011 will only incur costs associated with the wind-down of this business segment.

On October 4, 2010, the Company acquired the international freight forwarding assets of Ferrara International Logistics, Inc., a New Jersey corporation (“FIL”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the Registrant and FIL dated October 4, 2010. The purchase price paid and to be paid under the terms of the Purchase Agreement consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Registrant’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”), issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under.  The Share Allocation is subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013.

Three months ended December 31, 2010 and 2009

Revenue. Total revenue for the first quarter of fiscal 2011 was $26,433,994, as compared to $16,997,932 for the same period of fiscal 2010, a year-over-year increase of $9,436,062 or 55.5%.  For the three months of fiscal 2010, revenue from the computer software business segment totaled $33,036.  For the three months of fiscal 2011, transportation logistics accounted for all of the revenue and there was no revenue from the computer software business segment.  The Company does not anticipate any future revenue from the computer software business segment.  When compared to the prior year, the Company’s transportation logistics segment revenue increased by 55.8% to $26,433,994 for the first quarter of 2011 from $16,964,896 for the same period of fiscal 2010.  This increase is mainly the result of the relative strengthening of the U.S. economy year-over-year, the consequent increase in ocean fright and airfreight shipping activity by existing customers between the two periods, and by new revenue from the FIL asset purchase acquisition.  Net revenue (revenue minus forwarding expenses) in fiscal 2011 was $2,599,957, an increase of $718,876 (38.2%) as compared to net revenue of $1,881,081for the same period of fiscal 2010.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points.  Forwarding expense also includes any duties and/or trucking charges related to the shipments.  For the first quarter of fiscal 2011 and primarily because of the higher revenue base, forwarding expense increased by $8,750,222, or 58.0%, to $23,834,037 as compared to $15,083,815 for the same period of fiscal 2010.  Forwarding expense as a percentage of revenue increased to 90.2% for the first quarter of fiscal 2011, from 88.7% for the same period of fiscal 2010, a 1.5 percentage point increase.  This percentage increase is principally the result of higher forwarding expense as a percentage of revenue on increased ocean freight volume from one of our largest customers as compared to the same period of fiscal 2010.

Selling, General and Administrative Expense. For the three months ended December 31, 2010 and 2009, selling, general and administrative expenses were $2,525,220 (9.55% of revenue), and $1,942,133 (11.43% of revenue), respectively.  This represents a year-over-year increase of $583,087, or 30.0%, primarily the result of new selling, general and administrative expenses associated with the FIL asset purchase acquisition of approximately $459,449 (includes $30,500 of amortization expense and $18,411 of one-time legal and professional transaction related costs) and the elimination this year of some of the payroll cutbacks made in the prior year resulting from the Company’s austerity program, during which personnel positions were eliminated and workweek reductions were implemented due to the lower volume of business in the prior year.  Primarily because of the higher revenue base, selling, general and administrative expenses as a percentage of revenue decreased by 16.45%, to 9.55% for the three months ended December 31, 2010 from 11.43% for the three months ended December 31, 2009.

Income (Loss) Before Taxes. Income before taxes for the first quarter of fiscal 2011 improved by $77,584 to $28,947, as compared to a loss before taxes of ($48,637) for the same period of fiscal 2010.

Income Taxes.   The effective income tax rate for the three months ended December 31, 2010 was 70.4%.  This differs from the federal statutory rate of 34% due to state and local income taxes of $6,500 net of federal benefit and non-deductible expenses.  The provision for income taxes for the three months ended December 31, 2009 included state and local minimum taxes.  Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).   For the three months ended December 31, 2010, Janel’s net income improved by $58,607 to $8,570 from a loss of ($50,037) for the three months ended December 31, 2009.  Net income available to common shareholders for the three months ended December 31, 2010 was $4,820, or $0.000 per diluted share, up $58,607 as compared to a net loss available to common shareholders of $(53,787), or $(0.003) per diluted share, for the three months ended December 31, 2009.

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

Janel’s cash flow performance for the three months ended December 31, 2010 is not necessarily indicative of future cash flow performance.

As of December 31, 2010, and compared with the prior fiscal year, the Company’s cash and cash equivalents declined by $139,430, or 10.3%, to $1,215,482 from $1,354,912, respectively. During the three months ended December 31, 2010, Janel’s net working capital (current assets minus current liabilities) decreased by $337,218, or 18.4%%, from $1,832,263 at September 30, 2010, to $1,495,046 at December 31, 2010.  This decrease is entirely due to the $417,778 current portion of the related party note payable established for the earn-out associated with the FIL Purchase Agreement (refer to Note 4 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report).

Cash flows from operating activities. Net cash provided by operating activities was $351,023 for the three months ended December 31, 2010, compared to $146,949 for the three months ended December 31, 2009.  The change was principally driven by an increase in our net profit and collections of outstanding accounts receivable, which were partially offset by an increase in payments of outstanding accounts payable.

Cash flows from investing activities.  Net cash used for investing activities, primarily capital expenditures for property and equipment, were $13,823 and $1,182 for the three months ended December 31, 2010 and 2009, respectively.

Cash flows from financing activities.  Net cash used for financing activities was $476,630 for the three months ended December 31, 2010, compared to $274,070 for the three months ended December 31, 2009.  The cash used in financing activities for the three months ended December 31, 2010, consisted primarily of the early repayment on October 4, 2010 of the $435,000 non-interest bearing note payable due under the July 2008 FIL asset purchase acquisition (refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report).  The cash used in financing activities for fiscal year ended 2009, consisted primarily of repayments under the term and line note agreements with JPMorgan Chase Bank.

Community National Bank Borrowing Facility.  On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”).  The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 5%.  Under the CNB Facility, Janel New York may borrow up to $3.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable.  On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank. The CNB Facility is for a one year term, expiring on July 31, 2011, and obligations under the CNB Facility are secured by all of the assets of the Company, and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.  As of December 31, 2010, there were outstanding borrowings of $951,336 under the CNB Facility (which represented 43.5% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $2,185,297.

 Working Capital Requirements.  The Company’s cash needs are currently met by the CNB Facility and cash on hand.  As of December 31, 2010, the Company had $1,233,961 available under its $3.5 million CNB Facility and $1,215,482 in cash from operations and cash on hand.  We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms.  However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that the system is effective.  There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 11, 2008, Janel filed a lawsuit in the United States District Court for the Southern District of New York against defendants OLI (which changed its name to World Logistics Services, Inc. (“World Logistics”)), Richard S. Francis (“Francis”), the President of World Logistics, and Brian P. Griffin (“Griffin”), who was the Chief Executive Officer of World Logistics when Janel completed its October 2007 acquisition the OLI assets. Janel claimed that the defendants made false and misleading statements of material facts concerning the exclusivity of the rights to the assets which were offered and sold to Janel by having concealed and withheld the provisions of a settlement agreement with a third-party business associate and creditor made only two days before the closing of the asset sale, in which World Logistics agreed to the cancellation of a restrictive covenant which had prevented the creditor from using World Logistics proprietary computer software, or soliciting its list of valuable customers and employees. Janel claimed that the defendants violated the anti-fraud provisions of the federal securities laws, committed common law fraud, breach of contract and other wrongdoing, with the specific intent to defraud Janel and obtain 285,000 shares of its newly authorized Class B convertible preferred stock, and more than $2,300,000 in payments by Janel of the defendants long overdue obligations to suppliers, creditors and tax authorities. In March 2010, Mr. Griffin and Janel entered into a settlement agreement in which Mr. Griffin withdrew all of his counterclaims against Janel, and agreed to provide both testimonial and documentary evidence as a witness for the Company. Janel withdrew all of its claims in the lawsuit against Mr. Griffin, and issued 489,750 shares of Janel’s Common Stock in April and May 2010, without additional consideration, to a limited list of persons formerly associated with World Logistics, not including Mr. Griffin.  On November 15, 2010 Mr. Francis and Janel entered into a settlement agreement in which Mr. Francis withdrew all of his counterclaims against Janel and Janel withdrew all of its claims in the lawsuit against Mr. Francis, and issued 780,000 shares of Janel’s Common Stock plus cash consideration of $23,359 payable in six equal monthly installments to Mr. Francis.  As a result, on November 23, 2010 the Janel lawsuit against World Logistics, Francis and Griffin was dismissed in its entirety.

On December 3, 2010 the former “CFO” of Janel filed a complaint alleging, among other things, discrimination by the Company.  No damages were claimed in the complaint.  The Company’s response to the complaint is due March 3, 2011.  The Company intends to vigorously defend this claim.

ITEM 6.  EXHIBITS

Exhibit No.
3.1
Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)

3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)

3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)

3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)

10.1
Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)

10.2
Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)

10.3
Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)

10.4
Promissory Note dated August 2, 2010 made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)

10.5
Business Loan Agreement dated August 2, 2010 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)

10.6
Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)

10.7
Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Press release dated February 15, 2011*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANEL WORLD TRADE, LTD.
Registrant

Dated: February 14, 2011	/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)