Form 10-Q/A
period 2009-03-31
JANEL WORLD TRADE LTD
filed 2011-02-18
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

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

The number of shares of Common Stock outstanding as of May 12, 2009 was 17,426,661.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 18, 2011	JANEL WORLD TRADE, LTD.
Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)