Form 10-Q/A
period 2010-03-31
JANEL WORLD TRADE LTD
filed 2011-02-18
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010

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

The number of shares of Common Stock outstanding as of May 14, 2010 was 18,503,082.

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