Form 10-K/A
period 2008-09-30
JANEL WORLD TRADE LTD
filed 2011-02-23
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2008 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number:   333-60608

JANEL WORLD TRADE, LTD.
(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(718) 527-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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
Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2008, was $5,885,700.

The number of shares of Common Stock outstanding as of January 14, 2009 was 17,426,661.

The Registrant hereby amends Items 1, 9A, and 15 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which was filed with the Commission on January 14, 2009, as amended.  The purpose of the amendment to Item 15 is to add the Report of the Registrant’s Independent Registered Public Accounting Firm and to correct Exhibit 31.

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

We operate out of eight leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Champaign, Illinois; Elk Grove Village (Chicago, Illinois); Downers Grove (Chicago, Illinois); Forest Park (Atlanta, Georgia); Inglewood (Los Angeles, California) and Miami, Florida.  Each Janel office is managed independently, with each manager having over 20 years’ experience with the Company.  Our California office has a sales person in Miami, Florida covering our sales development efforts in Central America.  In addition to our Company-operated facilities, we operate through a network of independent international agents in approximately 52 countries around the world: North America (Canada and Mexico); Latin America (Argentina, Brazil, Chile, Columbia, El Salvador, Guatemala, Honduras, Peru, Puerto Rico, and Uruguay); Asia (Bangladesh, China, Hong Kong, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam); Europe and Africa (Austria, Belgium, Czech Republic, Finland, France, Germany, Hungary, Ireland, Italy, Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, United Kingdom, and South Africa); Middle East and India (Egypt, Greece, India, Lebanon, Pakistan, Saudi Arabia, Sri Lanka, Turkey, and U.A.E.); and Australasia (Australia and New Zealand). Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the Company’s network.

During fiscal 2008 (Janel’s fiscal year ends September 30), the Company handled approximately 28,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $82.7 million in fiscal 2008, $74.9 million in fiscal 2007 and $77.2 million in fiscal 2006.  In fiscal 2008, approximately 70% of revenue related to import activities, 5% to export, 20% to break-bulk and forwarding, and 5% to warehousing, distribution and trucking.  By operating segment, total 2008 revenue was comprised of $82.3 million for transportation logistics and $484,000 for computer software.

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

Customers, Sales and Marketing

While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the Company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2008, the Company shipped goods and provided logistics services for approximately 1,330 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the Company’s franchise or agent relationships. We had one customer that accounted for over 10% of our revenues in fiscal 2008: H.H. Brown Shoe Company (approximately 16% of revenue).

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

Employees

As of September 30, 2008, Janel employed 79 people; 36 in its Jamaica, New York headquarters, and Lynbrook, New York back office;  two in Champaign, Illinois; nine in Elk Grove Village, Illinois; five in Downers Grove, Illinois; eight in Forest Park, Georgia; two in Miami, Florida; and 17 in Inglewood, California. Approximately 62 of the Company’s employees are engaged principally in operations, 11 in finance and administration and six in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

PART II

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1.           Financial Statements

(a)  3.           Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL WORLD TRADE, LTD.

Date: February 23, 2011	By:	/s/ James N. Jannello
James N. Jannello
Executive Vice President and
Chief Executive Officer

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
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