Form 10-Q
period 2011-03-31
JANEL WORLD TRADE LTD
filed 2011-05-16
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2011

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 16, 2011 was 21,104,868.

JANEL WORLD TRADE, LTD.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets, March 31, 2011 (unaudited) and September 30, 2010 (audited)	3

	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended September 30, 2010 (audited) and the Six Months Ended March 31, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	17

Part II - Other Information

Item 6.	Exhibits	18

	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2011	SEPTEMBER 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$732,225	$1,354,912
Accounts receivable, net of allowance for doubtful accounts of $163,375 at March 31, 2011 and $106,987 at September 30, 2010	5,304,737	6,841,607
Marketable securities	63,499	54,748
Loans receivable – officers	94,219	97,092
- other	-	583
Prepaid expenses and sundry current assets	145,293	96,608
TOTAL CURRENT ASSETS	6,339,973	8,445,550

PROPERTY AND EQUIPMENT, NET	121,969	111,478

OTHER ASSETS:
Intangible assets, net	3,413,175	1,714,702
Security deposits	58,588	53,688
Deferred income taxes	1,078,000	1,017,000
TOTAL OTHER ASSETS	4,549,763	2,785,390

TOTAL ASSETS	$11,011,705	$11,342,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable – bank	$951,335	$951,335
Accounts payable – trade	3,265,273	4,516,547
Accrued expenses and taxes payable	284,362	564,386
Current portion of long-term debt	97,223	581,019
Note payable – related party	431,111	-
TOTAL CURRENT LIABILITIES	5,029,304	6,613,287

OTHER LIABILITIES:
Long-term debt	835,556	13,889
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	914,124	92,457
STOCKHOLDERS’ EQUITY	5,068,277	4,636,674
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,011,705	$11,342,418

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2011	2010	2011	2010
REVENUES	$49,135,626	$36,268,887	$22,701,632	$19,270,955

COSTS AND EXPENSES:
Forwarding expenses	44,198,680	32,280,020	20,364,643	17,196,205
Selling, general and administrative	4,897,451	3,721,104	2,456,266	1,839,712
Depreciation and amortization	179,598	121,695	95,563	60,954

TOTAL COSTS AND EXPENSES	49,275,729	36,122,819	22,916,472	19,096,871

OPERATING (LOSS) INCOME	(140,103)	146,068	(214,840)	174,084

OTHER ITEMS:
Interest and dividend income	2,187	2,806	934	1,137
Interest expense	(72,785)	(54,827)	(25,742)	(32,537)
TOTAL OTHER ITEMS	(70,598)	(52,021)	(24,808)	(31,400)

(LOSS) INCOME BEFORE INCOME TAXES	(210,701)	94,047	(239,648)	142,684

Income taxes (credits)	(79,000)	38,000	(99.377)	36,600

NET (LOSS) INCOME	(131,701)	56,047	(140,271)	106,084

Preferred stock dividends	7,500	7,500	3,750	3,750

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(139,201)	$48,547	$(144,021)	$102,334

OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized gain (loss) from available for sale securities	$8,429	$4,272	$2,869	$3,120

Basic (loss) earnings per share	$(0.007)	$.003	$(0.007)	$.006

Fully diluted (loss) earnings per share	$(0.006)	$.003	$(0.006)	$.006

Basic weighted number of shares outstanding	20,801,652	18,013,332	21,048,729	18,013,332

Fully diluted weighted number of shares outstanding	22,850,528	18,453,332	22,704,285	18,453,332

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	LOSS	TOTAL
BALANCE–SEPTEMBER 30, 2010	18,503,082	$18,504	1,215,525	$1,216	$(11,266)	$4,097,864	$541,694	$(11,338)	$4,636,674

Net loss	-	-	-			-	(131,701)	-	(131,701)

Settlement of litigation	780,000	780	(141,250)	(142)	-	(638)	-	-	-

Dividends to preferred shareholders	-	-	-	-	-	-	(7,500)	-	(7,500)

Common stock issuance	1,714,286	1,714	-	-	-	598,286	-	-	600,000

Common stock issued for conversion of Class B Preferred Stock	107,500	107	(10,750)	(10)	-	(97)	-	-	-

Purchase of 107,500 shares of Treasury stock	-	-	-	-	(37,625)	-	-	-	(37,625)

Other comprehensive gains:
Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	8,429	8,429

BALANCE – March 31, 2011	21,104,868	$21,105	1,063,525	$1,064	$(48,891)	$4,695,415	$402,493	$(2,909)	$5,068,277

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2011	2010
OPERATING ACTIVITIES:
Net (loss) income	$(131,701)	$56,047
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	179,598	121,695
Amortization of imputed interest	47,315	13,764
Deferred income taxes	(61,000)	11,000
Changes in operating assets and liabilities:
Accounts receivable	1,536,870	(514,305)
Prepaid expenses and sundry current assets	(53,584)	144,491
Accounts payable and accrued expenses	(1,531,298)	(49,978)
NET CASH USED IN OPERATING ACTIVITIES	(13,800)	(217,286)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(48,564)	(6,179)
Purchase of marketable securities	(322)	(192)
NET CASH USED IN INVESTING ACTIVITIES	(48,886)	(6,371)

FINANCING ACTIVITIES:
Dividend paid	(7,500)	(3,796)
Repayment of long-term debt	(83,333)	(308,334)
Repayment of note payable – related party	(435,000)	-
Repayment of loans receivable	3,457	20,674
Purchase of treasury stock	(37,625)	-
Repayment of loans payable – related party	-	(100,078)
NET CASH USED IN FINANCING ACTIVITIES	(560,001)	(391,534)

DECREASE IN CASH AND CASH EQUIVALENTS	(622,687)	(615,191)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,354,912	1,483,150
CASH AND CASH EQUIVALENTS – END OF PERIOD	$732,225	$867,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,471	$41,063
Income taxes	$322,493	$1,708
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$8,429	$4,272
Dividends declared to preferred stockholders	$(7,500)	$(7,500)
Cancellation of note payable – other (Note 4)	$-	$(125,000)
Acquisition of business:
Intangible assets acquired	$1,840,000
Common stock issued	(600,000)
Long-term debt issued (net of imputed interest)	(1,240,000)
Effect on cash	$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011
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

Six Months Ended March 31, 2011	Consolidated	Transportation Logistics	Computer Software
Total revenues	$49,135,626	$49,135,626	$-
Net revenues	$4,936,946	$4,936,946	$-
Operating loss	$(210,701)	$(118,290)	$(92,411)
Identifiable assets	$11,011,705	$10,981,007	$30,698
Capital expenditures	$48,564	$48,564	$-
Depreciation and amortization	$179,598	$160,022	$19,576
Equity	$5,068,277	$10,162,301	$(5,094,024)

Six Months Ended March 31, 2010	Consolidated	Transportation Logistics	Computer Software
Total revenues	$36,268,887	$36,211,681	$57,206
Net revenues	$3,988,867	$3,931,661	$57,206
Operating income (loss)	$146,068	$322,198	$(176,130)
Identifiable assets	$9,636,876	$9,541,084	$95,792
Capital expenditures	$6,179	$6,179	$-
Depreciation and amortization	$121,695	$105,382	$16,313
Equity	$4,309,929	$9,329,606	$(5,019,677)

Three Months Ended March 31, 2011	Consolidated	Transportation Logistics	Computer Software
Total revenues	$22,701,632	$22,701,632	$-
Net revenues	$2,336,989	$2,336,989	$-
Operating loss	$(239,648)	$(217,072)	$(22,576)
Identifiable assets	$11,011,705	$10,981,007	$30,698
Capital expenditures	$35,064	$35,064	$-
Depreciation and amortization	$84,035	$69,353	$14,682
Equity	$5,068,277	$10,162,301	$(5,094,024)

Three Months Ended March 31, 2010	Consolidated	Transportation Logistics	Computer Software
Total revenues	$19,270,955	$19,246,785	$24,170
Net revenues	$2,074,750	$2,050,580	$24,170
Operating income (loss)	$174,084	$253,918	$(79,834)
Identifiable assets	$9,636,876	$9,541,084	$95,792
Capital expenditures	$5,214	$5,214	$-
Depreciation and amortization	$54,070	$45,914	$8,156
Equity	$4,309,929	$9,329,606	$(5,019,677)

3             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2011	September 30, 2010
Non-interest bearing note payable to a related party, net of imputed interest, due in payments of $466,667 in October 2011, 2012 and 2013	$1,266,667	$-

Non-interest bearing note payable, net of imputed interest, due in payments of $435,000 in July 2011. Note was paid in October 2010.	-	414,352

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	97,223	180,556
	1,363,890	594,908
Less current portion	528,334	581,019
	$835,556	$13,889
These obligations mature as follows:
2011	$528,334	$581,019
2012	417,778	13,889
2013	417,778	-
	$1,363,890	$594,908

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

(2)           On December 3, 2010 the former “CFO” of Janel filed a complaint alleging, among other things, discrimination by the Company.  No damages were claimed in the complaint.  The Company’s response to the complaint is due May 20, 2011.  The Company intends to vigorously defend this claim.

6             SUBSEQUENT EVENTS

On April 5, 2011, the Company entered into a term loan with Community National Bank in the amount of $400,000, bearing interest at 6% per annum.  The loan is for a five-year term, expiring in April 2016 and is payable in monthly installments of $7,735 including interest.  The loan is being used to purchase equipment.

Subsequent to the period covered by this report, the company began a new line of business which is focused on vertical sales primarily in the food industry and has entered into a 10 year exclusive agreement with its first customer. The agreement is for all supply chain services, including supplier selection, manufacturing, transportation, import, distribution, marketing, and sales.

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

Historically, Janel’s quarterly operating results have been subject to seasonal trends.  The fiscal first and second quarters have traditionally been the weakest and the fiscal third and fourth quarters have traditionally been the strongest. This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and other similar and subtle forces.  A significant portion of our revenues are derived from customers in industries with shipping patterns closely tied to consumer demand and from customers with shipping patterns dependent upon just-in-time production schedules. Many customers may ship a significant portion of their goods at or near the end of a quarter.  Therefore, the timing of our revenues are, to a large degree, affected by factors beyond our control, such as shifting consumer demand for retail goods and manufacturing production delays.  We cannot accurately forecast many of these factors, nor can we estimate the relative impact of any particular factor and, as a result, there is no assurance that historical patterns will continue in the future results of operations

The following discussion and analysis addresses the results of operations for the three and six months ended March 31, 2011, as compared to the results of operations for the three and six months ended March 31, 2010.  The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Janel operates its business as two reportable segments.  The first segment is comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.  The second segment, which is no longer active, was comprised of computer software sales, support and maintenance; and from January 1, 2011 the Company has only incurred costs associated with the wind-down of this business segment.

Subsequent to the period covered by this report, the Company began a new line of business which is comprised of vertical sales primarily in the food industry.  This new business will be involved with supply chain services, including supplier selection, manufacturing, transportation, import, distribution, marketing, and sales within the food industry.

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

Three months ended March 31, 2011 and 2010

Revenue. Total revenue for the second quarter of fiscal 2011 was $22,701,632, as compared to $19,270,955 for the same period of fiscal 2010, a year-over-year increase of $3,430,677 or 17.8%.  For the three months of fiscal 2010, revenue from the computer software business segment totaled $24,170.  For the three months of fiscal 2011, transportation logistics accounted for all of the revenue and there was no revenue from the computer software business segment.  The Company does not anticipate any future revenue from the computer software business segment.  When compared to the prior year, the Company’s transportation logistics segment revenue increased by 17.9% to $22,701,632 for the first quarter of 2011 from $19,246,785 for the same period of fiscal 2010.  This increase is mainly the result of the relative strengthening of the U.S. economy year-over-year, the consequent increase in ocean fright and airfreight shipping activity by existing customers between the two periods, and by new revenue from the FIL asset purchase acquisition.  Net revenue (revenue minus forwarding expenses) in fiscal 2011 was $2,336,989, an increase of $262,239 (12.6%) as compared to net revenue of $2,074,750 for the same period of fiscal 2010.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points.  Forwarding expense also includes any duties, trucking and warehousing charges related to the shipments.  For the second quarter of fiscal 2011 and primarily because of the higher revenue base, forwarding expense increased by $3,168,438, or 18.4%, to $20,364,643 as compared to $17,196,205 for the same period of fiscal 2010.  Forwarding expense as a percentage of revenue increased to 89.7% for the first quarter of fiscal 2011, from 89.2% for the same period of fiscal 2010, a 0.5 percentage point increase.  This percentage increase is principally the result of (i) a greater amount of revenue generated from our two largest customers where the forwarding expenses as a percentage of revenue are historically higher than the forwarding expenses as a percentage of revenue from other customers, and (ii) higher forwarding expenses as a percentage of revenue from these top two customers when compared to the same period of fiscal 2010.

Selling, General and Administrative Expense. For the three months ended March 31, 2011 and 2010, selling, general and administrative expenses were $2,551,829 (11.2% of revenue), and $1,900,666 (9.9% of revenue), respectively.  This represents a year-over-year increase of $651,163, or 34.3%, primarily the result of new selling, general and administrative expenses associated with the FIL asset purchase acquisition of approximately $517,671 (includes $30,500 of amortization expense) and the elimination this year of some of the payroll cutbacks made in the prior year resulting from the Company’s austerity program, during which personnel positions were eliminated and workweek reductions were implemented due to the lower volume of business in the prior year.  For the same reasons listed above, selling, general and administrative expenses as a percentage of revenue increased to 11.2% of revenue for the three months ended March 31, 2011 from 9.9% for the three months ended March 31, 2010.

Income (Loss) Before Taxes. For the reasons stated above, the Company incurred a loss before taxes of ($239,648) for the second quarter of fiscal 2011, as compared to income before taxes of $142,684 for the same period of fiscal 2010.

Income Taxes.   The company recorded a net income tax benefit of ($99,377) for the three months ended March 31, 2011 compared to an income tax provision of $36,600 for the same period of fiscal 2010.  Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).   For the three months ended March 31, 2011, there was a net loss of ($140,271) compared to net income of $106,084 for the three months ended March 31, 2010.  Net loss available to common shareholders for the three months ended March 31, 2011 was ($144,021), or ($0.006) per diluted share, as compared to net income available to common shareholders of $102,334, or $0.006 per diluted share, for the three months ended March 31, 2010.

Six months ended March 31, 2011 and 2010

Revenue. Total revenue for the six months ended March 31, 2011 was $49,135,626, as compared to $36,268,887 for the same period of fiscal 2010, a year-over-year increase of $12,866,739 or 35.5%.  For the six months of fiscal 2010, revenue from the computer software business segment totaled $57,206.  For the six months of fiscal 2011, transportation logistics accounted for all of the revenue and there was no revenue from the computer software business segment.  The Company does not anticipate any future revenue from the computer software business segment.  When compared to the prior year, the Company’s transportation logistics segment revenue increased by 35.7% to $49,135,626 for the six months ended March 31, 2011 from $36,211,681 for the same period of fiscal 2010.  This increase is mainly the result of the relative strengthening of the U.S. economy year-over-year, the consequent increase in ocean fright and airfreight shipping activity by existing customers between the two periods, and by new revenue from the FIL asset purchase acquisition.  Net revenue (revenue minus forwarding expenses) in fiscal 2011 was $4,936,946, an increase of $948,079 (23.8%) as compared to net revenue of $3,988,867 for the same period of fiscal 2010.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points.  Forwarding expense also includes any duties, trucking and warehousing charges related to the shipments.  For the six months ended March 31, 2011 and primarily because of the higher revenue base, forwarding expense increased by $11,918,660, or 36.9%, to $44,198,680 as compared to $32,280,020 for the same period of fiscal 2010.  Forwarding expense as a percentage of revenue increased to 90.0% for the six months ended March 31, 2011, from 89.0% for the same period of fiscal 2010, a 1.0 percentage point increase.  This percentage increase is principally the result of (i) a greater amount of revenue generated from our two largest customers where the forwarding expenses as a percentage of revenue are historically higher than the forwarding expenses as a percentage of revenue from other customers, and (ii) higher forwarding expenses as a percentage of revenue from these top two customers when compared to the same period of fiscal 2010.

Selling, General and Administrative Expense. For the six months ended March 31, 2011 and 2010, selling, general and administrative expenses were $5,077,049 (10.3% of revenue), and $3,842,799 (10.6% of revenue), respectively.  This represents a year-over-year increase of $1,234,250, or 32.1%, primarily the result of new selling, general and administrative expenses associated with the FIL asset purchase acquisition of approximately $976,653 (includes $61,000 of amortization expense and $18,411 of one-time legal and professional transaction related costs) and the elimination this year of some of the payroll cutbacks made in the prior year resulting from the Company’s austerity program, during which personnel positions were eliminated and workweek reductions were implemented due to the lower volume of business in the prior year.  Primarily because of the higher revenue base, selling, general and administrative expenses as a percentage of revenue decreased to 10.3% of revenue for the six months ended March 31, 2011 from 10.6% for the six months ended March 31, 2010.

Income (Loss) Before Taxes. For the reasons stated above, the Company incurred a loss before taxes of ($210,701) for the six months ended March 31, 2011, as compared to income before taxes of $94,047 for the same period of fiscal 2010.

Income Taxes.   The company recorded a net income tax benefit of ($79,000) for the six months ended March 31, 2011 compared to an income tax provision of $38,000 for the same period of fiscal 2010.  Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).   For the six months ended March 31, 2011, there was a net loss of ($131,701) compared to net income of $56,047 for the six months ended March 31, 2010.  Net loss available to common shareholders for the six months ended March 31, 2011 was ($139,201), or ($0.006) per diluted share, as compared to net income available to common shareholders of $48,547, or $0.003 per diluted share, for the six months ended March 31, 2010.

liquidity and capital resources

General.  Our ability to satisfy our liquidity requirements, which include satisfying our debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control.  If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.  Also, as a non-asset based freight forwarder, generally we do not have a need for significant capital expenditure.

Janel’s cash flow performance for the six months ended March 31, 2011 is not necessarily indicative of future cash flow performance.

As of March 31, 2011, and compared with the prior fiscal year, the Company’s cash and cash equivalents declined by $(622,687), or (46.0)%, to $732,225 from $1,354,912, respectively. During the six months ended March 31, 2011, Janel’s net working capital (current assets minus current liabilities) decreased by $(521,595), or (28.5)%%, from $1,832,263 at September 30, 2010, to $1,310,669 at March 31, 2011.  This decrease is primarily due to the $431,111 current portion of the related party note payable established for the earn-out associated with the FIL Purchase Agreement (refer to Note 4 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report).

Cash flows from operating activities.  Net cash used in operating activities was $(13,800) for the six months ended March 31, 2011, compared to net cash used in operating activities of $(217,286) for the six months ended March 31, 2010.  The change was principally driven by an increase in collections of outstanding accounts receivable, which were partially offset by an increase in payments of outstanding accounts payable and the net loss for the six months ended March 31, 2011.

Cash flows from investing activities.  Net cash used for investing activities, primarily capital expenditures for property and equipment, were $48,886 and $6,371 for the six months ended March 31, 2011 and 2010, respectively.

Cash flows from financing activities.  Net cash used for financing activities was $560,001 for the six months ended March 31, 2011, compared to $391,534 for the six months ended March 31, 2010.  The cash used in financing activities for the six months ended March 31, 2011, consisted primarily of the early repayment on October 4, 2010 of the $435,000 non-interest bearing note payable due under the July 2008 FIL asset purchase acquisition (refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report).  The cash used in financing activities for fiscal year ended 2009, consisted primarily of repayments under the term and line note agreements with JPMorgan Chase Bank.

Community National Bank Borrowing Facility.  On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”).  The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 5%.  Under the CNB Facility, Janel New York may borrow up to $3.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable.  On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank. The CNB Facility is for a one year term, expiring on July 31, 2011, and obligations under the CNB Facility are secured by all of the assets of the Company, and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.  As of March 31, 2011, there were outstanding borrowings of $951,336 under the CNB Facility (which represented 51.4% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $1,852,237.

Community National Bank Term Loan.  On April 5, 2011 (subsequent to the period covered by this report) Janel New York entered into a term loan in the amount of $400,000 with CNB (“CNB Term Loan”).  The interest rate of the CNB Term Loan is 6%.  The CNB Term Loan is for a five year term, expiring April 5, 2016, with monthly installment payments of principal and interest totaling $7,735.  Obligations under the CNB Term Loan are secured by all of the assets of the Company, and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.  The borrowings under the CNB Term Loan are being used to construct a 15,000 square foot walk/drive-in freezer in our New Jersey warehouse for our traditional freight forwarding and logistics segment.

 Working Capital Requirements.  The Company’s cash needs are currently met by the CNB Facility and cash on hand.  As of December 31, 2010, the Company had $900,901 available under its $3.5 million CNB Facility and $732,225 in cash from operations and cash on hand.  We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms.  However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 12, 2006, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions.  The repurchase plan may be suspended by the Company at any time.    The following table sets forth information regarding our repurchases or acquisitions of common stock during the period covered by this Report:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Repurchases from January 1, 2011 through January 1, 2011	107,500	$0.35	107,500	40,324
Repurchases from February 1, 2011 through February 28, 2011	-0-	-0-	-0-	40,324
Repurchase from March 1, 2011 through March 31, 2011	-0-	-0-	-0-	40,324
Total	107,500	$0.35	107,500	40,324

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Press release dated May 16, 2011*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANEL WORLD TRADE, LTD.
Registrant

Dated: May 16, 2011	/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)