Form 10-Q
period 2011-06-30
JANEL WORLD TRADE LTD
filed 2011-08-15
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 15, 2011 was 21,104,868.

JANEL WORLD TRADE, LTD.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets, June 30, 2011 (unaudited) and September 30, 2010 (audited)	3

	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended September 30, 2010 (audited) and the Nine Months Ended June 30, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	18

Part II - Other Information

Item 6.	Exhibits	19

	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2011	SEPTEMBER 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$575,651	$1,354,912
Accounts receivable, net of allowance for doubtful accounts of $185,270 at June 30, 2011 and $106,987 at September 30, 2010	6,474,836	6,841,607
Inventories	207,395	-
Marketable securities	63,571	54,748
Loans receivable – officers	95,389	97,092
- other	-	583
Prepaid expenses and sundry current assets	151,606	96,608
Tax refund receivable	148,000	-
TOTAL CURRENT ASSETS	7,716,448	8,445,550

PROPERTY AND EQUIPMENT, NET	388,992	111,478

OTHER ASSETS:
Intangible assets, net	3,342,412	1,714,702
Security deposits	97,188	53,688
Deferred income taxes	1,046,000	1,017,000
TOTAL OTHER ASSETS	4,485,600	2,785,390

TOTAL ASSETS	$12,591,040	$11,342,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable – bank	$951,335	$951,335
Accounts payable – trade	4,893,143	4,516,547
Accrued expenses and taxes payable	343,978	564,386
Current portion of long-term debt	126,908	581,019
Note payable – related party	227,428	-
TOTAL CURRENT LIABILITIES	6,542,792	6,613,287
OTHER LIABILITIES:
Long-term debt	1,152,680	13,889
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	1,231,248	92,457
STOCKHOLDERS’ EQUITY	4,817,000	4,636,674
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,591,040	$11,342,418

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,			THREE MONTHS ENDED JUNE 30,
	2011	2010		2011	2010

REVENUES	$71,612,621		$57,273,590	$22,476,995	$21,004,703

COSTS AND EXPENSES:
Forwarding expenses	64,325,598		50,911,782	20,126,918	18,631,762
Selling, general and administrative	7,514,229		5,673,199	2,616,778	1,952,095
Depreciation and amortization	277,005		183,252	97,407	61,557
TOTAL COSTS AND EXPENSES	72,116,832		56,768,233	22,841,103	20,645,414

OPERATING (LOSS) INCOME	(504,211)		505,357	(364,108)	359,289

OTHER ITEMS:
Interest and dividend income	3,132		3,928	945	1,122
Interest expense	(105,246)		(79,807)	(32,461)	(24,980)
TOTAL OTHER ITEMS	(102,114)		(75,879)	(31,516)	(23,858)

(LOSS) INCOME BEFORE INCOME TAXES	(606,325)		429,478	(395,624)	335,431

Income taxes (credits)	(227,000)		203,000	(148,000)	165,000

NET (LOSS) INCOME	(379,325)		226,478	(247,624)	170,431

Preferred stock dividends	11,250		11,296	3,750	3,796

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(390,575)		$215,182	$(251,374)	$166,635
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain (loss) from available for sale securities	$8,526	$	(2,157)	$97	$(6,429)
Basic (loss) earnings per share	$(0.019)		$0.012	$(0.012)	$0.009
Fully diluted (loss) earnings per share	$(0.017)		$0.012	$(0.011)	$0.009
Basic weighted number of shares outstanding	20,851,714		18,136,729	20,982,192	18,350,557
Fully diluted weighted number of shares outstanding	22,762,715		18,536,729	22,617,442	18,750,557

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								ACCUMULATED
						ADDITIONAL		OTHER
	CAPITAL STOCK		PREFERRED STOCK		TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	EARNINGS	LOSS	TOTAL

BALANCE–SEPTEMBER 30, 2010	18,503,082	$18,504	1,215,525	$1,216	$(11,266)	$4,097,864	$541,694	$(11,338)	$4,636,674

Net income	-	-	-			-	(379,325)	-	(379,325)

Settlement of litigation	780,000	780	(141,250)	(142)	-	(638)	-	-	-

Dividends to preferred shareholders	-	-	-	-	-	-	(11,250)	-	(11,250)

Common stock issuance	1,714,286	1,714	-	-	-	598,286	-	-	600,000

Common stock issued for conversion of Class B Preferred Stock	107,500	107	(10,750)	(10)	-	(97)	-	-	-

Purchase of 107,500 shares of Treasury stock	-	-	-	-	(37,625)	-	-	-	(37,625)

Other comprehensive gains:
Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	8,526	8,526

BALANCE – June 30, 2011	21,104,868	$21,105	1,063,525	$1,064	$(48,891)	$4,695,415	$151,119	$(2,812)	$4,817,000

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(379,325)	$226,478
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	277,005	183,252
Amortization of imputed interest	60,648	20,646
Stock issued for services	-	9,200
Deferred income taxes	(29,000)	115,007
Changes in operating assets and liabilities:
Accounts receivable	366,771	(1,478,785)
Inventories	(207,395)	-
Tax refund receivable	(148,000)	284,558
Prepaid expenses and sundry current assets	(98,498)	158,295
Accounts payable and accrued expenses	(60,828)	788,738
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(218,622)	307,389
INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(342,229)	(11,847)
Purchase of marketable securities	(298)	(179)
NET CASH USED IN INVESTING ACTIVITIES	(342,527)	(12,026)
FINANCING ACTIVITIES:
Dividend paid	(11,250)	(7,546)
Repayment of long-term debt	263,476	(425,000)
Repayment of note payable – related party	(435,000)	-
Repayment of loans receivable	2,287	20,422
Purchase of treasury stock	(37,625)	-
Repayment of loans payable – related party	-	(100,078)
NET CASH USED IN FINANCING ACTIVITIES	(218,112)	(512,202)
DECREASE IN CASH AND CASH EQUIVALENTS	(779,261)	(216,839)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,354,912	1,483,150
CASH AND CASH EQUIVALENTS – END OF PERIOD	$575,651	$1,266,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$44,598	$59,161
Income taxes	$325,243	$1,708
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$8,526	$(2,157)
Dividends declared to preferred stockholders	$(11,250)	$(11,296)
Cancellation of note payable – other (Note 4)	$-	$(125,000)
Acquisition of business:
Intangible assets acquired	$1,840,000
Common stock issued	(600,000)
Long-term debt issued (net of imputed interest)	(1,240,000)
Effect on cash	$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011
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

2	INVENTORIES

Inventories consisting of merchandise purchased for resale, are valued at the lower of cost (determined on the first in, first out basis) or market (replacement cost).

3	DEFERRED COMPENSATION

Deferred compensation of $78,568 represents compensation due to an officer of the Company upon termination, retirement or death.  This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

4	BUSINESS SEGMENT INFORMATION

The Company is organized into three reportable segments, full service cargo transportation logistics management; computer software sales, support and maintenance (which is no longer active); and food sales.

During  April 2011, the Company started a new business segment which is comprised of vertical sales primarily in the food industry.  The new segment will be involved with supply chain services, including supplier selection, manufacturing, transportation, import, distribution, marketing and sales within the food industry.

Nine Months Ended June 30, 2011	Consolidated	Transportation Logistics	Computer Software	Food Sales

Total revenues	$71,612,621	$71,584,057	$-	$28,564
Net revenues	$7,287,023	$7,258,459	$-	$28,564
Operating loss	$(504,211)	$(256,235)	$(105,770)	$(142,206)
Identifiable assets	$12,591,040	$12,338,852	$17,206	$234,982
Capital expenditures	$342,229	$326,829	$-	$15,400
Depreciation and amortization	$277,005	$242,747	$34,258	$-
Equity	$4,817,000	$10,043,359	$(5,107,383)	$(118,976)

Nine Months Ended June 30, 2010	Consolidated	Transportation Logistics	Computer Software	Food Sales

Total revenues	$57,273,590	$57,216,384	$57,206	$-
Net revenues	$6,361,807	$6,304,601	$57,206	$-
Operating income (loss)	$505,357	$808,899	$(303,542)	$-
Identifiable assets	$10,535,260	$10,458,500	$76,760	$-
Capital expenditures	$11,486	$11,486	$-	$-
Depreciation and amortization	$203,898	$179,428	$24,470	$-
Equity	$4,479,381	$9,584,969	$(5,105,588)	$-

Three Months Ended June 30, 2011	Consolidated	Transportation Logistics	Computer Software		Food Sales

Total revenues	$22,476,995	$22,448,431		$-	$28,564
Net revenues	$2,350,077	$2,321,513		$-	$28,564
Operating loss	$(364,108)	$(221,902)	$		$(142,206)
Identifiable assets	$12,591,040	$12,338,852		$17,206	$234,982
Capital expenditures	$293,666	$278,266		$-	$15,400
Depreciation and amortization	$97,407	$82,725		$14,682	$-
Equity	$4,817,000	$10,043,359		$(5,107,383)	$(118,976)

Three Months Ended June 30, 2010	Consolidated	Transportation Logistics	Computer Software	Food Sales

Total revenues	$21,004,703	$21,004,703	$-	$-
Net revenues	$2,372,940	$2,372,940	$-	$-
Operating income (loss)	$359,288	$486,700	$(127,412)	$-
Identifiable assets	$10,535,260	$10,458,500	$76,760	$-
Capital expenditures	$5,667	$5,667	$-	$-
Depreciation and amortization	$68,441	$60,284	$8,157	$-
Equity	$4,479,381	$9,584,969	$(5,105,588)	$-

5	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2011	September 30, 2010

Non-interest bearing note payable to a related party, net of imputed interest, due in payments of $466,667 in October 2011, 2012 and 2013	$1,062,984	$-

Non-interest bearing note payable, net of imputed interest, due in payments of $435,000 in July 2011. Note was paid in October 2010.	-	414,352

Term loan payable in monthly installments of $7,735 including interest at 6% per annum due 2016. The loan is collateralized by substantially all assets of the Company and is personally guaranteed by a shareholder of the Company.	388,476	-

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	55,556	180,556
	1,507,016	594,908
Less current portion	354,336	581,019
	$1,152,680	$13.889
These obligations mature as follows:
2011	$354,336	$581,019
2012	493,627	13,889
2013	498,305	-
2014	85,493	-
2015	75,255	-
	$1,507,016	$594,908

6	ACQUISITIONS

On October 4, 2010, the Company acquired 100% of the international freight forwarding assets of Ferrara International Logistics Inc. (“FIL”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and Ferrara.

The Company acquired the FIL business in order to (i) expand its domestic forwarding network in the United States, (ii) to increase revenues by adding additional air and ocean export shipment volumes, and (iii) to provide additional logistics services through the warehousing and distribution of freight.

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

In addition, the Company incurred $18,411 in acquisition related costs, all of which were charged to expense and are included under selling, general and administrative expenses on the consolidated statements of operations.

Pursuant to the terms of the Purchase Agreement, Nicholas V. Ferrara, the principal owner of FIL, will be employed by the Company at an annual salary of $182,000 plus benefits.

7	LEGAL PROCEEDINGS

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

(2)          On December 3, 2010 the former “CFO” of Janel filed a complaint alleging, among other things, discrimination by the Company.  No damages were claimed in the complaint.  The Company’s response to the complaint was filed in May 2011.  The Company intends to vigorously defend this claim.

8	SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through the date these financial statements were issued and has determined that no additional material subsequent events have occurred through such date.

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

overview

Janel is primarily a non-asset based third party logistics services provider engaged in full-service cargo transportation logistics management, including freight forwarding via air, ocean and land based carriers, customs brokerage services, and warehousing and distribution services.   Our headquarters are in Jamaica, New York and we operate through a network which includes 5 company-owned offices in the United States and independent international agents in approximately 52 countries around the world.

During the month of April 2011, the Company started a new business segment which is comprised of vertical sales primarily in the food industry.  This new segment will be involved with supply chain services, including supplier selection, manufacturing, transportation, import, distribution, marketing, and sales within the food industry.

As a non-asset based third party logistics provider, we do not own any transportation assets and fulfill our transportation needs by purchasing transportation services from direct (asset-based) carriers and from other transportation providers who generally provide us with favorable rates with priority handling of our shipments.   By consolidating multiple shipments from our customers we are able to negotiate favorable pricing from these transportation providers and can offer lower rates to our customers than they could obtain on their own.  This non-asset based approach provides us with a variable cost structure and allows for a high level of operating flexibility.  Our investment in assets is limited to the purchase of office, warehouse and computer equipment and the leasing of office and warehouse space for our company owned offices.

Our new food industry segment which began during April 2011, will require working capital for the purchase of products from suppliers to be held in inventory for the sale of the products at a future date, as well as, the prepayment of fees, principally to supermarket chains, for positioning of retail store shelf space, commonly referred to as “slotting fees”.

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

The following discussion and analysis addresses the results of operations for the three and nine months ended June 30, 2011, as compared to the results of operations for the three and nine months ended June 30, 2010.  The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Janel operates its business as three reportable segments.  The first and largest segment is comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.  The second segment, which is no longer active, was comprised of computer software sales, support and maintenance, and from January 1, 2011 the Company has only incurred costs associated with the wind-down of this business segment.  The third segment, which began during the month of April 2011, is comprised of vertical sales primarily in the food industry.  This new business will be involved with supply chain services, including supplier selection, manufacturing, transportation, import, distribution, marketing, and sales within the food industry.

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

Three months ended June 30, 2011 and 2010

Revenue. Total revenue for the third quarter of fiscal 2011 was $22,476,995, as compared to $21,004,703 for the same period of fiscal 2010, a year-over-year increase of $1,472,292 or 7.0%.  For the three months of fiscal 2011, revenue from the new food industry segment which began in April 2011 was $28,564.  For the three months of fiscal 2011 and 2010 there was no revenue from the computer software business segment and the Company does not anticipate any future revenue from the computer software business segment.  When compared to the prior year, the Company’s transportation logistics segment revenue increased by 6.9% to $22,448,431 for the first quarter of 2011 from $21,004,703 for the same period of fiscal 2010.  This increase is mainly the result of new revenue in the amount of $1,245,503 from the FIL asset purchase acquisition, the relative strengthening of the U.S. economy year-over-year and the consequent increase in ocean fright and airfreight shipping activity by existing and new customers between the two periods.  Net revenue (revenue minus forwarding expenses) for the transportation logistics segment in fiscal 2011 was $2,321,513, a decrease of $51,428 (2.2%) as compared to net revenue of $2,372,941 for the same period of fiscal 2010.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points.  Forwarding expense also includes any duties, trucking and warehousing charges related to the shipments.  For the third quarter of fiscal 2011 and primarily because of new forwarding expenses in the amount of $942,618 from the FIL asset purchase acquisition, forwarding expense increased by $1,495,156, or 8.0%, to $20,126,918 as compared to $18,631,762 for the same period of fiscal 2010.  Forwarding expense as a percentage of revenue increased to 89.5% for the third quarter of fiscal 2011, from 88.7% for the same period of fiscal 2010, a 0.8 percentage point increase.  This percentage increase is principally the result of (i) a greater amount of revenue generated from our two largest customers where the forwarding expenses as a percentage of revenue are historically higher than the forwarding expenses as a percentage of revenue from other customers, and (ii) higher forwarding expenses as a percentage of revenue from these top two customers when compared to the same period of fiscal 2010.

Selling, General and Administrative Expense. For the three months ended June 30, 2011 and 2010, selling, general and administrative expenses were $2,616,778 (11.6% of revenue), and $1,952,095 (9.3% of revenue), respectively.  This represents a year-over-year increase of $664,683, or 34.0%.  The increases in amount and as a percentage of revenue are primarily the result of new selling, general and administrative expenses associated with the FIL asset purchase acquisition of approximately $595,773  and the start up of the food industry segment of approximately $170,770.

Depreciation and Amortization.  For the three months ended June 30, 2011 and 2010, depreciation and amortization expenses were $97,407 and $61,557, respectively.  This represents a year over year increase of $35,850, or 58.2%.  The increases in amount and as a percentage of revenue are primarily a result of new amortization expenses associated with the FIL asset purchase acquisition totaling $30,500.  Refer to Note 5 to the Consolidated Financial Statements.

Interest Expense.  For the three months ended June 30, 2010 and 2011, interest expense was $32,461 and $24,980, respectively.  This $7,481 increase is primarily the result of imputed interest amortization expense of $13,333 associated with the FIL asset purchase acquisition (refer to Note 5 to the Consolidated Financial Statements).  Offsetting this increase are lower interest costs primarily the result of lower borrowings during the three months ended June 30, 2011 versus the three months ended June 30, 2010.

Income (Loss) Before Taxes. For the reasons stated above, the Company incurred a loss before taxes of ($395,624) for the second quarter of fiscal 2011, as compared to income before taxes of $335,431 for the same period of fiscal 2010.

Income Taxes.   The company recorded a net income tax benefit of ($148,000) for the three months ended June 30, 2011 compared to an income tax provision of $165,000 for the same period of fiscal 2010.  Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).   For the three months ended June 30, 2011, there was a net loss of ($247,624) compared to net income of $170,431 for the three months ended June 30, 2010.  Net loss available to common shareholders for the three months ended June 30, 2011 was ($251,374), or ($0.011) per diluted share, as compared to net income available to common shareholders of $166,635 or $0.009 per diluted share, for the three months ended June 30, 2010.

Nine months ended June 30, 2011 and 2010

Revenue. Total revenue for the nine months ended June 30, 2011 was $71,612,621, as compared to $57,273,590 for the same period of fiscal 2010, a year-over-year increase of $14,339,031 or 25.0%.  For the nine months of fiscal 2011, revenue from the new food industry segment which began in April 2011 was $28,564.  For the nine months of fiscal 2011 there was no revenue from the computer software business segment and for the same period of fiscal 2010, revenue from the computer software business segment totaled $57,206.  The Company does not anticipate any future revenue from the computer software business segment.  When compared to the prior year, the Company’s transportation logistics segment revenue increased by 25.1% to $71,584,057 for the nine months ended June 30, 2011 from $57,216,384 for the same period of fiscal 2010.  This increase is mainly the result of the relative strengthening of the U.S. economy year-over-year, the consequent increase in ocean fright and airfreight shipping activity by existing customers between the two periods, and by new revenue in the amount of $3,721,242 from the FIL asset purchase acquisition.  Net revenue (revenue minus forwarding expenses) for the transportation and logistics segment in fiscal 2011 was $7,258,459, an increase of $953,857 (15.1%) as compared to net revenue of $6,304,602 for the same period of fiscal 2010.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points.  Forwarding expense also includes any duties, trucking and warehousing charges related to the shipments.  For the nine months ended June 30, 2011 and primarily because of the higher revenue base, forwarding expense increased by $13,413,816, or 26.4%, to $64,325,598 as compared to $50,911,782 for the same period of fiscal 2010.  Included in this increase are new forwarding expenses in the amount of $2,599,402 from the FIL asset purchase acquisition.  Forwarding expense as a percentage of revenue increased to 89.8% for the nine months ended June 30, 2011, from 88.9% for the same period of fiscal 2010, a 0.9 percentage point increase.  This percentage increase is principally the result of (i) a greater amount of revenue generated from our two largest customers where the forwarding expenses as a percentage of revenue are historically higher than the forwarding expenses as a percentage of revenue from other customers, and (ii) higher forwarding expenses as a percentage of revenue from these top two customers when compared to the same period of fiscal 2010.

Selling, General and Administrative Expense. For the nine months ended June 30, 2011 and 2010, selling, general and administrative expenses were $7,514,229 (10.5% of revenue), and $5,673,199 (9.9% of revenue), respectively.  This represents a year-over-year increase of $1,841,030, or 32.5%.  The increases in amount and as a percentage of revenue are primarily the result of new selling, general and administrative expenses associated with the FIL asset purchase acquisition of approximately $1,511,426 (includes $18,411 of one-time legal and professional transaction related costs), the selling, general and administrative expenses associated with the start up of the food industry segment of approximately $170,770, and the elimination this year of some of the payroll cutbacks made in the prior year resulting from the Company’s austerity program, during which personnel positions were eliminated and workweek reductions were implemented in the prior year.

Depreciation and Amortization.  For the nine months ended June 30, 2011 and 2010, depreciation and amortization expenses were $277,005 and $183,252, respectively.  This represents a year over year increase of $93,753, or 51.2%.  The increases in amount and as a percentage of revenue are primarily a result of new amortization expenses associated with the FIL asset purchase acquisition totaling $91,500.  Refer to Note 5 to the Consolidated Financial Statements.

Interest Expense.  For the nine months ended June 30, 2010 and 2011, interest expense was $105,246 and $79,807, respectively.  This $25,439 increase is primarily the result of imputed interest amortization expense of $39,999 associated with the FIL asset purchase acquisition (refer to Note 5 to the Consolidated Financial Statements).  Offsetting this increase are lower interest costs primarily the result of lower borrowings during the nine months ended June 30, 2011 versus the nine months ended June 30, 2010.

Income (Loss) Before Taxes. For the reasons stated above, the Company incurred a loss before taxes of ($606,325) for the nine months ended June 30, 2011, as compared to income before taxes of $226,478 for the same period of fiscal 2010.

Income Taxes.   The company recorded a net income tax benefit of ($227,000) for the nine months ended June 30, 2011 compared to an income tax provision of $203,000 for the same period of fiscal 2010.  Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).   For the nine months ended June 30, 2011, there was a net loss of ($379,325) compared to net income of $226,478 for the nine months ended June 30, 2010.  Net loss available to common shareholders for the nine months ended June 30, 2011 was ($390,575), or ($0.017) per diluted share, as compared to net income available to common shareholders of $215,182, or $0.012 per diluted share, for the nine months ended June 30, 2010.

liquidity and capital resources

General.  Our ability to satisfy our liquidity requirements, which include satisfying our debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control.  If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.  In addition, the new food industry segment which began during April 2011 will require working capital for the purchase of products from suppliers to be held in inventory for the sale of the products at a future date, as well as, the prepayment of slotting fees.  Within our transportation logistics segment, generally we do not have a need for significant capital expenditure as we are a non-asset based freight forwarder.

Janel’s cash flow performance for the nine months ended June 30, 2011 is not necessarily indicative of future cash flow performance.

As of June 30, 2011, and compared with the prior fiscal year, the Company’s cash and cash equivalents declined by $(779,261), or (57.5)%, to $575,651 from $1,354,912, respectively.  During the nine months ended June 30, 2011, Janel’s net working capital (current assets minus current liabilities) decreased by $(658,607), or (36.0)%, from $1,832,263 at September 30, 2010, to $1,173,656 at June 30, 2011.  This decrease is primarily due to the net loss ($379,325) for the nine months ended June 30, 2011, the $227,428 current portion of the related party note payable associated with the earn-out under the FIL Purchase Agreement (refer to Note 4 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report), and the $71,389 current portion of the $400,000 term loan which was entered into on April 5, 2011 with Community National Bank – for a further description see Community National Bank Term Loan, below.

Cash flows from operating activities.  Net cash used in operating activities was $(218,622) for the nine months ended June 30, 2011, compared to net cash provided by operating activities of $307,389 for the nine months ended June 30, 2010.  The change was principally driven by an increase in collections of outstanding accounts receivable, which were offset by an increase in payments of outstanding accounts payable, the net loss for the nine months ended June 30, 2011, the purchase of inventory for the new food industry segment, a change in the deferred tax asset and the inclusion of a tax refund receivable in the prior year.

Cash flows from investing activities.  Net cash used for investing activities, primarily capital expenditures for property and equipment, were $342,527 and $12,026 for the nine months ended June 30, 2011 and 2010, respectively.

Cash flows from financing activities.  Net cash used for financing activities was $218,112 for the nine months ended June 30, 2011, compared to $512,202 for the nine months ended June 30, 2010.  The cash used in financing activities for the nine months ended June 30, 2011, consisted primarily of the early repayment on October 4, 2010 of the $435,000 non-interest bearing note payable due under the July 2008 FIL asset purchase acquisition (refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report), repayments of long-term debt, and the purchase of treasury stock; which were partially offset by new borrowings of $400,000 under a term-loan entered into on April 5, 2011 with Community National Bank – for a further description see Community National Bank Term Loan, below.  The cash used in financing activities for fiscal year ended 2009, consisted primarily of repayments under the term and line note agreements with JPMorgan Chase Bank.

Community National Bank Borrowing Facility.  On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”).  The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 5%.  Under the CNB Facility, Janel New York may borrow up to $3.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable.  On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank. The initial CNB Facility was for a one year term, expiring on July 31, 2011, however, on August 1, 2011 the CNB Facility was renewed for an additional one year term, expiring on July 31, 2012.  Obligations under the CNB Facility are secured by all of the assets of the Company, and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.  As of June 30, 2011, there were outstanding borrowings of $951,336 under the CNB Facility (which represented 42.6% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $2,235,195.

Community National Bank Term Loan.  On April 5, 2011 Janel New York entered into a term loan in the amount of $400,000 with CNB (“CNB Term Loan”).  The interest rate of the CNB Term Loan is 6%.  The CNB Term Loan is for a five year term, expiring April 5, 2016, with monthly installment payments of principal and interest totaling $7,735.  Obligations under the CNB Term Loan are secured by all of the assets of the Company, and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.  The borrowings under the CNB Term Loan are being used to construct a 15,000 square foot walk/drive-in freezer in our New Jersey warehouse for our traditional freight forwarding and logistics segment.

 Working Capital Requirements.  The Company’s cash needs are currently met by the CNB Facility and cash on hand.  As of June 30, 2011, the Company had $1,283,859 available under its $3.5 million CNB Facility and $575,651 in cash from operations and cash on hand.  We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms.  However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, the amount of inventory levels required within the new food industry segment to have a seamless supply chain necessary to re-stock the product being sold to new customers, the level of cost associated with the prepayment of slotting fees within the new food industry segment, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2011 and beyond through other avenues. The Company’s strategy for growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; accelerate the revenue growth within the new food industry segment; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the Company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

Certain elements of the Company’s growth strategy, principally proposals for acquisition and accelerating the revenue growth within the new food industry segment, are contingent upon the availability of adequate financing at terms acceptable to the Company.  The Company is continuing in its efforts to secure long-term financing, but has to date been unable to complete any such long-term financing transactions at terms it deems acceptable, and cannot presently anticipate when or if financing on acceptable terms will become available. Therefore, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing.

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

C. Food Sales

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.  This generally means that we recognize revenue when title to our products is transferred to our customers.  Title usually transfers upon shipment to or receipt at our customer’s locations, as determined by the specific sales terms of each transaction.

Our customers can earn certain incentives, which are included as deductions from revenue in the consolidated statements of operations.  To date, these incentives include, but are not limited to, cash discounts for early payment of our invoices.

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
10.1
Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)

10.2
Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)

10.3
Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)

10.4
Promissory Note dated August 1, 2011 made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2011, File No. 333-60608)

10.5
Business Loan Agreement dated August 1, 2011 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 11, 2011, File No. 333-60608)

10.6
Form of Commercial Guaranty dated August 1, 2011 made by Registrant and its subsidiaries with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)

10.7
Form of Commercial Security Agreement dated August 1, 2011 made by Registrant and its subsidiaries for the benefit of Community National Bank, securing Registrant’s and its subsidiaries’ respective obligations under to Community National Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 11, 2011, File No. 333-60608)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated August 15, 2011
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, June 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (v) Notes to Unaudited Consolidated Financial Statements (to be filed by amendment)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011	JANEL WORLD TRADE, LTD.
Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)