Form 10-Q/A
period 2010-12-31
JANEL WORLD TRADE LTD
filed 2011-08-24
CIK 1133062

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

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2010		2009
REVENUES	$26,433,994		$16,997,932

COSTS AND EXPENSES:
Forwarding expenses	23,834,037		15,083,815
Selling, general and administrative	2,441,185		1,881,392
Amortization of intangible assets	84,035		60,741
TOTAL COSTS AND EXPENSES	26,359,257		17,025,948

OPERATING INCOME (LOSS)	74,737		(28,016)

OTHER ITEMS:
Interest and dividend income	1,253		1,669
Interest expense	(47,043)		(22,290)
TOTAL OTHER ITEMS	(45,790)		(20,621)

INCOME (LOSS) BEFORE INCOME TAXES	28,947		(48,637)

Income taxes	20,377		1,400

NET INCOME (LOSS)	8,570		(50,037)

Preferred stock dividends	3,750		3,750

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$4,820		$(53,787)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain from available for sale securities	$5,561		$1,152
Basic earnings (loss) per share	$.00	$	( .00)
Fully diluted earnings (loss) per share	$.00	$	( .00)
Basic weighted number of shares outstanding	20,559,946		18,013,332
Fully diluted weighted number of shares outstanding	22,993,592		18,453,332

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS)	TOTAL
	SHARES	$	SHARES	$
BALANCE–SEPTEMBER 30, 2010	18,503,082	$18,504	1,215,525	$1,216	$(11,266)	$4,097,864	$541,694	$(11,338)	$4,636,674

Net income	-	-	-			-	8,570	-	8,570

Settlement of litigation	780,000	780	(141,250)	(142)	-	(638)	-	-	-

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Common stock issuance	1,714,286	1,714	-	-	-	598,286	-	-	600,000

Other comprehensive gains:

Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	5,561	5,561

BALANCE – DECEMBER 31, 2010	20,997,368	$20,998	1,074,275	$1,074	$(11,266)	$4,695,512	$546,514	$(5,777)	$5,247,055

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
	SHARES	$	SHARES	$
BALANCE – SEPTEMBER 30, 2009	18,013,332	$18,014	1,285,000	$1,285	$(11,266)	$3,964,085	$173,845	$(13,807)	$4,132,156

Net loss	-	-	-			-	(50,037)	-	(50,037)

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Other comprehensive gains:

Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	1,152	1,152

BALANCE – DECEMBER 31, 2009	18,013,332	$18,014	1,285,000	$1,285	$(11,266)	$3,964,085	$120,058	$(12,655)	$4,079,521

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Press release dated February 15, 2011 (Previously filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANEL WORLD TRADE, LTD.
Registrant

Dated: August 23, 2011	/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)