Form 10-Q/A
period 2011-06-30
JANEL WORLD TRADE LTD
filed 2011-08-26
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-60608

JANEL WORLD TRADE, LTD.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization	86-1005291 (I.R.S. Employer Identification No.)

150-14 132nd Avenue
Jamaica, New York	11434
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No ☐

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

JANEL WORLD TRADE, LTD.

The Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the Commission on August 15, 2011.  The purpose of the amendment is to include interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (previously filed)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer (previously filed)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (previously filed)
32.1	Section 1350 Certifications (previously filed)
99.1	Press release dated August 15, 2011 (previously filed)
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, June 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (v) Notes to Unaudited Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 26, 2011	JANEL WORLD TRADE, LTD. Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)