Form 10-K
period 2011-09-30
JANEL WORLD TRADE LTD
filed 2012-01-13
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2011 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ________.

Commission file number:   333-60608

JANEL WORLD TRADE, LTD.
(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(718) 527-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2011, was $1,746,811.

The number of shares of Common Stock outstanding as of December 28, 2011 was 21,854,868.

JANEL WORLD TRADE, LTD.
2011 ANNUAL REPORT ON FORM 10-K

PART I

ITEM  1.        BUSINESS

Background

Janel World Trade, Ltd. (“we”, “the Company” or “Janel”) provides logistics services for importers and exporters worldwide, through its wholly owned subsidiaries.  During the current fiscal year we started a new business segment which is comprised of vertical sales and supply chain services primarily in the food industry.  Our principal executive office is located at 150-14 132nd Avenue, Jamaica, NY 11434, adjacent to the John F. Kennedy International Airport, and our telephone number is 718-527-3800.  Information about us may be obtained from our website www.janelgroup.net.  Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, are available free of charge on the website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system.  Simply select the “Investors” menu item, then click on the “SEC Filings” link.  The SEC’s EDGAR reporting system can also be accessed directly at www.sec.gov.  The Company was incorporated in Nevada in August 2000 as the successor to operations commenced in 1975 – see history, below.

In July 2008, the Company acquired the customs brokerage “book of business” of Ferrara International Logistics, Inc., a New Jersey corporation (“FIL”), consisting of books, records, forms, manuals, access codes, goodwill, customer lists and contact information, telephone and advertising listings for the expansion of the Company’s international integrated logistics transport services business.  On October 4, 2010, the Company acquired the international freight forwarding assets of FIL, consisting of books, records, forms, access codes, goodwill, customer lists and contact information, telephone and advertising listings for the expansion of the Company’s international freight forwarding business, pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the Registrant and FIL dated October 4, 2010.  The purchase price paid and to be paid under the terms of the Purchase Agreement consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Registrant’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”), issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under.  The Share Allocation is subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013.

Description of Business

The Company operates its business as two reportable segments.  Primarily we are a non-asset based third party logistics services company, engaged in full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers, customs brokerage services, and warehousing and distribution services.  Our second, smaller segment is comprised of vertical sales and supply chain services primarily in the food industry and includes supplier selection, manufacturing, transportation, import, distribution, marketing and sales within the food industry.  During our 2011 fiscal year we discontinued our computer software sales, support and maintenance business segment.

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

We operate out of seven leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Elk Grove Village (Chicago, Illinois); Forest Park (Atlanta, Georgia); Inglewood (Los Angeles, California) and two locations in Hillside (Newark, New Jersey).  Each Janel office is managed independently, with each manager having over 20 years experience with the Company.  Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the Company’s network.

Janel conducts its business through a network of Company-operated facilities and independent agent relationships in most trading countries. During fiscal 2011 (Janel’s fiscal year ends September 30), the Company handled approximately 34,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $98.5 million in fiscal 2011, $88.4 million in fiscal 2010 and $71.7 million in 2009. In fiscal 2011, approximately 72% of revenue related to import activities, 6% to export, 19% to break-bulk and forwarding, and 3% to warehousing, distribution and trucking. By operating segment, total 2011 revenue was comprised of $98.4 million for transportation logistics and $54,000 for food sales.

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

In 2000, Janel opened the office in Shanghai, China, followed by the opening of the Hong Kong office in 2001 and the opening of an office in Shenzhen, China in 2003.  These offices utilize the Janel name but are independently owned and operated by non-related third parties.

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

In July 2008, the Company acquired the customs brokerage “book of business” of Ferrara International Logistics, Inc. (FIL), consisting of books, records, forms, manuals, access codes, goodwill, customer lists and contact information, telephone and advertising listings for the expansion of the Company’s international integrated logistics transport services business.  In October 2010, the Company acquired the remaining assets of FIL (see above for a description of the FIL transaction), consisting of the international freight forwarding services associated with the movement of air and ocean shipments, warehousing (handling and storage) and trucking.

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

In April 2011, Janel started a new business segment which is comprised of vertical sales primarily in the food industry.  This new segment is involved with supply chain services including supplier selection, manufacturing, transportation, import, distribution, marketing and sales within the food industry.  Products are purchased from suppliers and held in inventory for the sale of the products at a future date.  When selling to supermarket chains, the Company is required to prepay fees (commonly referred to as slotting fees) for positioning of retail store shelf space.

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

Customers, Sales and Marketing

           While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the Company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2011, the Company shipped goods and provided logistics services for approximately 1,200 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the Company’s franchise or agent relationships. We have two customers that each account for over 10% of our revenues in fiscal 2011:  The Conair Corporation (which accounts for approximately 16% of revenue) and H.H. Brown Shoe Company (which accounts for approximately 14% of revenue).

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

Employees

As of September 30, 2011, Janel employed 79 people; 37 in its Jamaica, New York headquarters, and Lynbrook, New York back office; 13 in Hillside, New Jersey; 11 in Elk Grove Village, Illinois; 5 in Forest Park, Georgia: and 13 in Inglewood, California. Approximately 60 of the Company’s employees are engaged principally in operations, 13 in finance and administration and six in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

We intend to continue expansion of our new food industry segment.

In April 2011, Janel started a new business segment which is comprised of vertical sales primarily in the food industry.  This new segment is involved with supply chain services including supplier selection, manufacturing, transportation, import, distribution, marketing and sales within the food industry.  Products are purchased from suppliers and held in inventory for the sale of the products at a future date.  When selling to supermarket chains, the Company is required to prepay fees (commonly referred to as slotting fees) for positioning of retail store shelf space.  There can be no assurances that our financial condition:

•	will be sufficient to support the funding needs for the expansion of this new business segment;
•	will be sufficient for us to purchase the higher levels of inventory to be held for sale at a future date; or
•	will be sufficient to prepay the level of slotting fees required for the positioning of retail shelf space for expansion within some of the major supermarket chains.

We expect that the funding needed to expand this segment would require that we raise capital through the sale of the Company’s stock and that the sale of stock would cause dilution to our shareholders.  There can be no assurance that the expansion of this segment will be successful, that continued expansion would not require additional capital, and that any such additional capital would be available to us on acceptable terms if at all.

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

Janel’s Officers and Directors control the Company.

The officers and directors of the Company control the vote of approximately 41.6% of the outstanding shares of Common Stock. The Company’s stock option plan provides 1,600,000 shares of Common Stock regarding which options may be granted to key employees of the Company. As a result, the officers and directors of the Company control the election of the Company’s directors and will have the ability to control the affairs of the Company.  Furthermore, they will, by virtue of their control of a large majority of the voting shares, have controlling influence over, among other things, the ability to amend the Company’s Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

As of September 30, 2011, Janel leased office and warehouse space in 5 cities located in the United States.  The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2015, with an annual base rent of $160,409. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which expires February 28, 2013, with an annual rent of $46,083 through February 28, 2012, which increases at the rate of 3% per year of the lease. Janel’s Elk Grove Illinois office occupied approximately 2,170 square feet with an additional 450 square feet of warehouse space, all subject to a under a lease with a term ending May 31, 2014, with an annual base rent of $42,000. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires on August 31, 2012 with an annual rent of $32,304. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires on June 30, 2016, with an annual rent of $83,100 through May 31, 2012, and increases every eighteen (18) months based upon the CPI with a limit of up to 4.5% per year. Janel’s Hillside New Jersey location operates in two separate locations.  The first location occupies approximately 7,000 square feet of office space adjoined by 200,000 square feet of warehouse space with a term ending August 31, 2021, with an annual base rent of $725,004 through August 31, 2016 and the second location occupies approximately 1,000 square feet of office space adjoined by 47,000 square feet of warehouse space with a term ending May 31, 2016, with an annual base rent of $174,233 through May 31, 2012.  Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

ITEM 3.         LEGAL PROCEEDINGS

On August 22, 2011, Janel’s former chief financial officer filed a civil suit in the United States District Court for the Eastern District of New York (Case No. CV-114041), against defendants Janel World Trade, Ltd., James N. Jannello, the Chief Executive Officer of the Company, and Stephen Cesarski, the former president of the Company.  The complaint alleges among other things, discrimination and harassment.  At fiscal year end, the Company established a $250,000 reserve as a contingency for this lawsuit, and subsequent to year end commenced mediation of the claims.

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

Fiscal Year Ended September 30, 2011
First Quarter	High	$0.44
	Low	$0.30

Second Quarter	High	$0.44
	Low	$0.24

Third Quarter	High	$0.32
	Low	$0.22

Fourth Quarter	High	$0.30
	Low	$0.14
Fiscal Year Ended September 30, 2010

First Quarter	High	$0.90
	Low	$0.42

Second Quarter	High	$0.85
	Low	$0.35

Third Quarter	High	$0.84
	Low	$0.25

Fourth Quarter	High	$0.75
	Low	$0.30

On December 21, 2011, the Company had 58 holders of record and approximately 373 beneficial holders of its shares of Common Stock.  The closing price of the Common Stock on that date was $0.10 per share.

ITEM 6.         SELECTED FINANCIAL DATA

JANEL WORLD TRADE, LTD.
(in thousands, except per share data)

	2011	2010	2009		2008	2007
Statement of Operations Data:
Revenue	$98,451	$88,429		$71,663	$82,261	$74,947
Costs and expenses	98,906	87,073		71,135	81,485	74,300
Depreciation and Amortization	338	214		302	56	99
Operating income (loss)	$(793)	$1,142		$226	$720	$548
Loss from discontinued operations, net of tax	(80)	(215)		(517)	(774)	-
Impairment loss	-	-		(1,066)	(1,813)	-
Net income (loss)	$(658)	$383		$(1,241)	$1,645	$323
Net income (loss) per common share	$(0.03)	$0.02	$	(0.07)	$(0.10)	$0.02
Net income (loss) per common share from discontinued operations	$(0.00)	$(0.01)		$(0.03)	$(0.05)	-

Balance Sheet Data:
Total assets	$12,393	$11,342		$10,025	$13,471	$8,584
Working capital	715	1,832		2,491	2,651	4,285
Current liabilities	6,665	6,613		4,308	6,411	4,032
Long-term liabilities	1,204	92		1,585	2,189	81
Shareholders’ equity	$4,524	$4,637		$4,132	$4,871	$4,471

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2011, as compared to the results of operations for the fiscal year ended September 30, 2010 and the fiscal year ended September 30, 2010, as compared to the results of operations for the fiscal year ended September 30, 2009.  The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Results of Operations

Janel operates its business as two reportable segments.  The first segment is comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.  The second segment is comprised of vertical sales primarily in the food industry and includes; supplier selection, manufacturing, transportation, import, distribution, marketing and sales within the food industry; the purchase of products from suppliers that are held in inventory for the sale of the products at a future date; and, when selling to supermarket chains, the Company is required to prepay fees (commonly referred to as slotting fees) for positioning of retail store shelf space.  During the 2011 fiscal year, we discontinued our computer software sales, support and maintenance business segment.

Years ended September 30, 2011 and 2010

Revenue. Total revenue for fiscal 2011 was $98,451,107, as compared to $88,428,775 for the same period of fiscal 2010, an increase of $10,022,332 or 11.3%.  For fiscal 2011, revenue from the new food industry segment which began in April 2011 was $54,490.  When compared to the prior year, the Company’s transportation logistics segment revenue increased by 11.3% to $98,396,617 for fiscal 2011 from $88,428,775 for fiscal 2010.  This increase is mainly the result of the relative strengthening of the U.S. economy year-over-year, the consequent increase in ocean fright and airfreight shipping activity by existing customers between the two periods, and by increased revenue in the amount of $4,273,139 from the FIL asset purchase acquisition when compared to the prior year which only included the 2008 FIL acquisition.  Net revenue (revenue minus forwarding expenses) for the transportation and logistics segment in fiscal 2011 was $9,542,362, an increase of $685,840 (7.7%) as compared to net revenue of $8,856,522 for fiscal 2010.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points.  Forwarding expense also includes any duties, trucking and warehousing charges related to the shipments.  For fiscal 2011, forwarding expense increased by $9,336,492, or 11.7%, to $88,908,745 as compared to $79,572,253 for fiscal 2010, primarily because of the higher 2011 revenue.  Included in this increase is an increase in forwarding expenses in the amount of $2,557,802 from the 2010 FIL asset purchase acquisition when compared to the prior year which only included the 2008 FIL acquisition.  Forwarding expense as a percentage of revenue increased to 90.3% for fiscal 2011, from 90.0% for fiscal 2010, a 0.3 percentage point increase.  This percentage increase is principally the result of a greater amount of revenue generated from our two largest customers where the forwarding expenses as a percentage of revenue are historically higher than the forwarding expenses as a percentage of revenue from other customers.

Selling, General and Administrative Expense. For fiscal 2011 and 2010, selling, general and administrative expenses were $9,997,409 (10.2% of revenue), and $7,501,256 (8.5% of revenue), respectively.  This represents a year-over-year increase of $2,496,153, or 33.3%.  The increases in amount and as a percentage of revenue are primarily the result of (i) increased selling, general and administrative expenses associated with the FIL asset purchase acquisition of approximately $2,131,787 (including $18,411 for one-time legal and professional transaction related costs) when compared to the prior year which only included the 2008 FIL acquisition, (ii) the selling, general and administrative expenses associated with the start up of the food industry segment of approximately $366,591, and (iii) the elimination in fiscal 2011 of some of the payroll cutbacks made in the prior year resulting from the Company’s austerity program, during which personnel positions were eliminated and workweek reductions were implemented.

Depreciation and Amortization.  For fiscal 2011 and 2010, depreciation and amortization expenses were $338,135 and $213,579, respectively.  This represents a year over year increase of $124,556, or 58.3%.  The increases in amount and as a percentage of revenue are primarily a result of new amortization expenses associated with the FIL asset purchase acquisition totaling $122,000.  Refer to Note 6 to the Consolidated Financial Statements.

Interest Expense.  For fiscal 2011 and 2010, interest expense was $137,015 and $101,415, respectively.  This $35,600 increase is primarily the result of imputed interest amortization expense of $53,333 associated with the FIL asset purchase acquisition (refer to Note 2(C) to the Consolidated Financial Statements).  Offsetting this increase are lower interest costs primarily the result of lower borrowings during fiscal 2011 versus fiscal 2010.

(Loss) Income Before Taxes and Discontinued Operations. For the reasons stated above, the Company incurred a loss before taxes and discontinued operations of ($926,108) for fiscal 2011, as compared to income before taxes and discontinued operations of $1,045,231 for fiscal 2010.

Income Taxes.   The company recorded a net income tax benefit of ($348,000) for fiscal 2011 compared to an income tax provision of $446,954 for fiscal 2010.  Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net (Loss) Income.   For fiscal 2011, there was a net loss of ($657,697) compared to net income of $382,895 for fiscal 2010.  Net loss available to common shareholders for fiscal 2011 was ($672,697), or ($0.03) per diluted share, as compared to net income available to common shareholders of $382,895, or $0.02 per diluted share, for fiscal 2010.

Years ended September 30, 2010 and 2009

Revenue. Total revenue for fiscal 2010 was $88,428,775, as compared to $71,663,175 for fiscal 2009, an increase of $16,765,600 or 23.4%. This increase is mainly the result of the relative strengthening of the U.S. economy year-over-year, and the consequent increase in ocean fright and airfreight shipping activity by existing customers between the two periods.  Net revenue (revenue minus forwarding expenses) in fiscal 2010 was $8,856,522, an increase of $612,090 (7.4%) as compared to net revenue of $8,244,432 in fiscal 2009.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points.  Forwarding expense also includes any duties and/or trucking charges related to the shipments.  For fiscal year 2010, forwarding expense increased by $16,153,510, or 25.5%, to $79,572,253 as compared to $63,418,743 for fiscal year 2009.  Forwarding expense as a percentage of revenue increased to 90.0% for fiscal year 2010, from 88.5% for fiscal year 2009, a 1.5 percentage point increase.  This increase is principally the result of ocean freight shipments accounting for a higher proportion of the overall shipping activity (versus airfreight) in the fiscal year 2010, as compared to the fiscal year 2009.

Selling, General and Administrative Expense. For the fiscal years ended September 30, 2010 and 2009, selling, general and administrative expenses were $7,501,256 (8.5% of revenue), and $7,716,237 (10.8% of revenue), respectively.  This represents a year-over-year decrease of $214,981, or 2.8%.  The year-over-year absolute dollar decrease in these expenses primarily resulted from cutbacks made as part of the Company’s ongoing austerity program during which personnel positions have been eliminated, workweek reductions were implemented, and all additional overhead expenses have been tightly monitored.  Primarily because of the higher revenue base, these expenses as a percentage of revenue decreased by 21.3%, to 8.5% in fiscal year ended 2010 from 10.8% in fiscal year ended 2009.

Depreciation and Amortization.  For fiscal 2010 and 2009, depreciation and amortization expenses were $213,579 and $301,771, respectively.  This represents a year over year decrease of $88,192, or 29.2%.  The decreases in amount and as a percentage of revenue are primarily a result of changes in amortization associated with discontinued operations.

Interest Expense.  For fiscal 2010 and 2009, interest expense was $101,415 and $224,706, respectively.  This $123,291 decrease is primarily the result of lower borrowings during fiscal 2010 versus fiscal 2009.

Income (Loss) Before Taxes and Discontinued Operations. Income before taxes and discontinued operations in fiscal year ended 2010 improved by $2,095,172 to $1,045,231, as compared to a loss before taxes and discontinued operations of ($1,049,941) in the fiscal year ended 2009.  The prior fiscal year included nonrecurring pretax charges related to the impairment of identifiable intangible assets of $1,066,240 entirely associated with the Company’s acquisition of Order Logistics, Inc. in October 2007.

Income Taxes.   The Company recorded an income tax provision of $446,954 for fiscal 2010 compared to a net income tax benefit of ($325,693) for fiscal 2009.  Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Income (Loss).   For fiscal 2010, Janel’s net income improved by $1,624,093 to $382,895 from a loss of ($1,241,198) in fiscal 2009.  Net income available to common shareholders for fiscal year ended 2010 was $367,849, or $0.02 per diluted share, up $1,624,047 as compared to a net loss available to common shareholders of $(1,256,198), or $(0.07) per diluted share, for the fiscal year ended 2009.  Included in the improvement were the nonrecurring charges in 2009 relating to the amortization and impairment of the Order Logistics, Inc. acquisition.

Liquidity and Capital Resources

General.  Our ability to satisfy our liquidity requirements, which include satisfying our debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control.  If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.  In addition, the new food industry segment which began during April 2011 will require working capital for the purchase of products from suppliers to be held in inventory for the sale of the products at a future date, as well as, the prepayment of fees (commonly referred to as slotting fees) for positioning of retail store shelf space.  Within our transportation logistics segment, generally we do not have a need for significant capital expenditure as we are a non-asset based freight forwarder.

Janel’s cash flow performance for the 2011 fiscal year is not necessarily indicative of future cash flow performance.

As of September 30, 2011, and compared with the prior fiscal year, the Company’s cash and cash equivalents declined by $850,083, or 62.6%, to $504,829 from $1,354,912, respectively. During the fiscal year ended September 30, 2011, Janel’s net working capital (current assets minus current liabilities) decreased by $1,117,547, or 60.1%, from $1,832,263 at September 30, 2010, to $714,716 at September 30, 2011.  This decrease is primarily due to the net loss ($657,697) for the fiscal year ended September 30, 2011, the $249,618 current portion of the related party note payable associated with the earn-out under the FIL Purchase Agreement (refer to Note 2(C) to the Company’s Notes to the audited Consolidated Financial Statements contained in this Annual Report), and the $86,360 current portion of the $400,000 term loan which was entered into on April 5, 2011 with Community National Bank – for a further description see Community National Bank Term Loan, below.

Cash flows from operating activities.  Net cash used in operating activities was ($138,881) for the fiscal year ended September 30, 2011, compared to $725,221 for the fiscal year ended September 30, 2010.  The change was principally driven by an increase in collections of outstanding accounts receivable, which were offset by an increase in payments of outstanding accounts payable, the net loss for fiscal 2011, the purchase of inventory for the new food industry segment, an increase in prepaid expenses, a change in the deferred tax asset and the inclusion of a tax refund receivable in the prior year.

Cash flows from investing activities.  Net cash used for investing activities, primarily capital expenditures for property and equipment, were $452,691 and $17,030 for the fiscal years ended September 30, 2011 and 2010, respectively.  This increase is primarily the result of the construction of a 15,000 square foot walk/drive-in freezer in our New Jersey warehouse at a cost of approximately $400,000.

Cash flows from financing activities.  Net cash used for financing activities was ($178,922) for the fiscal year ended September 30, 2011, compared to ($621,047) for the fiscal year ended September 30, 2010.  The cash used in financing activities for the fiscal year ended September 30, 2011, consisted primarily of the early repayment on October 4, 2010 of the $435,000 non-interest bearing note payable due under the July 2008 FIL asset purchase acquisition (refer to Note 2(B) to the Company’s Notes to the audited Consolidated Financial Statements contained in this Annual Report), repayments of long-term debt, and the purchase of treasury stock; which were partially offset by new borrowings of $400,000 under a term-loan entered into on April 5, 2011 with Community National Bank (for a further description see Community National Bank Term Loan, below), and unsecured borrowings of $100,000 from a non-related third party.  The cash used in financing activities for fiscal year ended 2010, consisted primarily of repayments under the term and line note agreements with the Company’s previous secured commercial lender.

           Community National Bank Borrowing Facility.  On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”).  The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility was the prime rate plus 1%, with a minimum rate of 5%.  Under the CNB Facility, Janel New York may borrow up to $3.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable.  On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank.  While the CNB Facility was initially for a one year term expiring on July 31, 2011, on August 1, 2011 the CNB Facility was renewed for an additional one year term.  Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and were originally guaranteed by James N. Jannello, the Company’s Chief Executive Officer.  Effective November 1, 2011, the terms of the CNB Facility were amended to release James N. Jannello from his personal guarantee of the Company’s obligations to CNB, to increase the minimum interest rate from 5.0% per annum to 7.0% per annum, and an unused line fee equal to one-half of one percent per annum was instituted.  All other terms of the CNB Facility remained unchanged.  As of September 30, 2011, there were outstanding borrowings of $951,335 under the CNB Facility (which represented 49.6% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $1,918,006.

Community National Bank Term Loan.  On April 5, 2011 Janel New York entered into a term loan in the amount of $400,000 with CNB (“CNB Term Loan”).  The interest rate of the CNB Term Loan is 6%.  The CNB Term Loan is for a five year term, expiring April 5, 2016, with monthly installment payments of principal and interest totaling $7,735.  Obligations under the CNB Term Loan are secured by all of the assets of the Company, and are guaranteed by the Company and until November 2, 2011 (see above) by James N. Jannello, the Company’s Chief Executive Officer.  The borrowings under the CNB Term Loan were used to construct a 15,000 square foot walk/drive-in freezer in our New Jersey warehouse for our traditional freight forwarding and logistics business segment.

 Working Capital Requirements.  The Company’s cash needs are currently met by the CNB Facility and cash on hand.  As of September 30, 2011, the Company had $966,671 available under its $3.5 million CNB Facility and $504,829 in cash from operations and cash on hand.  We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms.  However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, the amount of inventory levels required within the new food industry segment to have a seamless supply chain necessary to re-stock the product being sold to new customers, the level of cost associated with the prepayment of fees (commonly referred to as slotting fees) for positioning of retail store shelf space within the new food industry segment, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2012 and beyond through other avenues. The Company’s strategy for growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; accelerate the revenue growth within the new food industry segment; proceed with negotiations and due diligence with privately held transportation-related firms which may ultimately lead to their acquisition by the Company; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

           Certain elements of the Company’s growth strategy, principally proposals for acquisition and accelerating the revenue growth within the new food industry segment, are contingent upon the availability of adequate financing on terms acceptable to the Company.  The Company is continuing in its efforts to secure long-term financing, but has to date been unable to complete any such long-term financing transactions at terms it deems acceptable, and cannot presently anticipate when or if financing on acceptable terms will become available. Therefore, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing.

Contractual Obligations and Commitments

Contractual Obligations and Commitments.  The following table presents, as of September 30, 2011, our significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in Notes 10 and 15 to the consolidated financial statements.

	Payments Due by Fiscal Year (in thousands)
	2012	2013	2014	2015	2016 and thereafter	Total
Amounts reflected in Balance Sheet:
Long term debt (1)	$336	$490	$495	$94	$46	$1,461
Other amounts not reflected in Balance Sheet:
Operating leases (2)	1,262	1,088	1,031	969	4,923	$9,273
Total	$1,598	$1,578	$1,526	$1,063	$4,969	$10,734

(1)	Represents principal payments only.
(2)
Operating leases represent future minimum lease payments under non-cancelable operating leases (primarily the rental of premises) at September 30, 2011.  In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.

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

When selling to supermarket chains, the Company is required to prepay fees (commonly referred to as slotting fees) for positioning of retail store shelf space.  These fees are charged as a reduction to revenue when paid.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Registrant are as follows:

Name	Age	Position

James N. Jannello	67	Executive Vice President, Chief Executive Officer and Director

William J. Lally	58	President, Chief Operating Officer and Director

Nicholas V. Ferrara	54	Director

Noel J. Jannello	40	Director and Vice President

Vincent Iacopella	44	Director

Ruth Werra	70	Secretary

Philip J. Dubato	55	Executive Vice President of Finance and Chief Financial and Accounting Officer

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

Board of Directors

Board of Directors.  During the fiscal year ended September 30, 2011, the Board of Directors met one time.  No incumbent director attended fewer than 75% of the total number of meetings of the Board of Directors of the Company held during the year.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act, as amended, requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s Common Stock, file with the Securities and Exchange Commission in a timely manner an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Shares.  During the month of October 2010, an initial report of beneficial ownership was filed for the first time by our directors and executive officers (James N. Jannello, William J. Lally, Nicholas V. Ferrara, Noel J. Jannello, Vincent Iacopella, Ruth Werra and Philip J. Dubato) and by Stephen P. Cesarski an owner of more than 10% of the Company’s Shares, Mr. Cesarski filed one report for changes in beneficial ownership reporting two sales, and and Mr. Ferrara filed one report for changes in beneficial ownership reporting one purchase.  In January 2012, Mr. Cesarski filed one report reflecting 19 sales.  To the Company’s knowledge, all reports are now up to date although they were not filed on a timely basis.

Audit Committee Report

The Board of Directors in its audit function has reviewed and discussed with management the annual audited financial statements of the Company and its subsidiaries.

The Board of Directors in its audit function has discussed with Paritz & Company, P.A., the independent auditors for the Company for the fiscal year ended September 30, 2011, the matters required to be discussed by Statement on Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  The Board has received the written disclosures and the letter from the independent auditors required by Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the Public Company Accounting Oversight Board and has discussed with the independent auditors the independent auditors’ independence.

Based on the foregoing review and discussions, the Board of Directors approved the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for filing with the Securities and Exchange Commission.

The Board of Directors
James N. Jannello	William J. Lally
Nicholas V. Ferrara	Noel J. Jannello
Vincent Iacopella

ITEM 11.       EXECUTIVE COMPENSATION

Introduction

The individuals who served as the Company’s principal executive officers during the fiscal year ended September 30, 2011, two individuals (other than principal executive officers) who were the Company’s most highly compensated executive officers as of September 30, 2011, and up to two additional individuals who were the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to in the following discussion as the “named executive officers”.  The following executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company during the fiscal years ended September 30, 2011 and 2010.

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

The Company has a 401K Plan covering eligible employees.  The Plan is voluntary with respect to participation and is subject to the provisions of ERISA.  The plan provides that the Company contributes an amount equal to 25% of the participant’s first 5% of contributions.  The Company’s contributions to the plan on behalf of named executive officers are included in the “All Other Compensation” column in the “Summary Compensation Table” below.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2011 and 2010.

Name and Principal Position (a)	Year (b)	Base Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	All Other Compensation $ (i)		Total $ (j)
James N. Jannello,	2011	173,917	0	0	0	56,679	(1)	230,596
EVP and CEO	2010	170,404	0	0	0	53,288	(1)	223,693
Philip J. Dubato,	2011	175,000	0	0	0	18,000	(2)	193,000
EVP of Finance and CFO	2010	66,298	0	0	0	6,871	(2)	73,169
William J. Lally	2011	100,560	0	0	0	38,784	(3)	139,344
President	2010	90,537	0	0	0	15,229	(3)	105,766
Noel J. Jannello	2011	175,385	0	0	0	38,468	(4)	213,853
Vice President	2010	173,385	0	0	0	29,350	(4)	202,735
Vincent Iacopella	2011	125,178	25,811	0	0	16,961	(5)	167,950
Manager, Los Angeles Office	2010	114,038	0	0	0	12,393	(5)	126,430
Nicholas V. Ferrara	2011	181,417	0	0	0	0		181,417
Manager, New Jersey Office	2010	0	0	0	0	0		0
_______________________________________________

(1)
Includes $15,995 and $15,995 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2011 and 2010, respectively, $38,726 and $35,335 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2011 and 2010, respectively, and $1,958 and $1,958 of 401K paid on behalf of such individual for each of the fiscal years ended 2010 and 2009, respectively.

(2)
Includes $12,000 and $4,581 of medical insurance premiums reimbursed on behalf of such individual for each of the fiscal years ended 2011 and 2010, respectively, and $6,000 and $2,290 for an automobile allowance for each of the fiscal years ended 2010 and 2009, respectively.

(3)
Includes $21,788 and $15,229 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2010 and 2009, respectively, and $16,996 of medical insurance premiums paid on behalf of such individual for fiscal year ended 2011.

(4)
Includes $15,076 and $6,600 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2011 and 2010, respectively, $22,118 and $21,476 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2011 and 2010, respectively, and $1,274 and $1,274, of 401K paid on behalf of such individual for the fiscal year ended 2011 and 2010, respectively.

(5)
Includes $3,993 and $849 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2011 and 2010, respectively, $12,968 and $11,543 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2010 and 2009, respectively.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan.

The Company maintains an Internal Revenue Code Section 401(k) salary deferral savings and profit-sharing plan (the “ 401K Plan”) for all of its eligible employees who have been employed for at least one year and are at least 21 years old.  Subject to certain limitations, the 401K Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis.  Under the 401K Plan, the Company may make matching contributions on behalf of the pre-tax contributions made up to a maximum of 25% of the participant’s first 5% of compensation contributed as Elective Deferrals in the year. All participants are fully vested in their accounts in the 401K Plan with respect to their salary deferral contributions, and are vested in company matching contributions at the rate of 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service, with 100% vesting after six years of service.

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

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2011.  For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act requires inclusion of shares of Common Stock that may be acquired within sixty days of the stated date.  Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as September 30, 2011.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class

James N. Jannello	5,500,000	(1)	26.06%
150-14 132nd Avenue
Jamaica, NY 11434
Stephen P. Cesarski	5,205,600	(1)	24.67%
150-14 132nd Avenue
Jamaica, NY 11434
Nicholas V. Ferrara	2,234,947	(1)	10.59%
1319 North Broad Street
Hillside, NJ 07205
__________________________

 (1) All of these shares are owned of record.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of Common Stock as of September 30, 2011 by (i) each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report, (ii) each current director and each nominee for election as a director and (iii) all directors and executive officers of the Company as a group.  An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class

James N. Jannello	5,500,000	26.06%
William J. Lally	1,000,000	4.74%
Nicholas V. Ferrara	2,234,947	10.59%
Noel J. Jannello	25,000	*
Vincent Iacopella	0	*
Ruth Werra	25,000	*
Philip J. Dubato	0	*
All directors and executive officers as a group (7 persons)	8,784,947	41.63%

Equity Compensation Plan Information

The following table provides information, as of September 30, 2011, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

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

On October 4, 2010, the Company acquired the international freight forwarding assets of FIL, a company owned by Nicholas V. Ferrara, pursuant to the terms of the Purchase Agreement between the Company and FIL dated October 4, 2010.  Mr. Ferrara became a director of the Company following the closing.  The purchase price paid and to be paid under the terms of the Purchase Agreement consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Company’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”), issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.  The Share Allocation is subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013.

Furthermore, in connection with the 2008 purchase by the Company from FIL of FIL’s customs brokerage business, the Company deferred payment of $435,000 of the purchase price until 2011.  On October 4, 2010, the Company paid this outstanding amount in full.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Paritz & Company, P.A. (the “Auditor”) has served as the Company’s independent public accountants since 2002.  The following is a description of the fees billed to the Company by the Auditor during the fiscal years ended September 30, 2011 and 2010:

Audit Fees

Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements.  Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor.  Such services include consents related to SEC and other regulatory filings.  The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended September 30, 2011 and 2010 totaled $60,675 and $62,137, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits.  The Auditor did not bill any fees for audit related services rendered to the Company for 2011 and 2010.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services.  The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended September 30, 2011 and 2010 totaled $6,450 and $7,050, respectively.

All Other Fees

The aggregate fees billed to the Company by the Auditor for all other fees for the year ended September 30, 2011 and 2010 totaled $675 and $4,750, respectively.  The “other fees” for 2011 were for services related to acquisitions and the start up of our new food industry segment, and for 2010 were for services related to abandoned acquisitions.

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
10.1
Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)

10.2
Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)

10.3
Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)

10.4
Revised Promissory Note dated November, 2011, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank, and Revised Business Loan Agreement dated November 1, 2011 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011, File No. 333-60608)

10.5
Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)

10.6
Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)

21	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated January 13, 2012*
101
Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, September 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2011, 2010, and 2009 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL WORLD TRADE, LTD.

Date: January 13, 2012	By:	/s/ James N. Jannello
James N. Jannello
Executive Vice President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James N. Jannello	Executive Vice President, Chief	January 13, 2012
James N. Jannello	Executive Officer and Director

/s/ William J. Lally	President, Chief Operating	January 13, 2012
William J. Lally	Officer and Director

/s/ Philip J. Dubato	Executive Vice President of	January 13, 2012
Philip J. Dubato	Finance and Chief Financial and Accounting Officer

/s/ Noel J. Jannello	Vice President and Director	January 13, 2012
Noel J. Jannello

/s/ Vincent Iacopella	Director	January 13, 2012
Vincent Iacopella

/s/ Nicholas V. Ferrara	Director	January 13, 2012
Nicholas V. Ferrara

/s/ Ruth Werra	Secretary	January 13, 2012
Ruth Werra

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the fiscal year ended September 30, 2009

Allowance for doubtful accounts	$130	$192	$-	$(237)	$85

For the fiscal year ended September 30, 2010

Allowance for doubtful accounts	$85	$271	$-	$(249)	$107

For the fiscal year ended September 30, 2011

Allowance for doubtful accounts	$107	$221	$-	$(38)	$290

S- 1

Paritz & Company, P.A.

JANEL WORLD TRADE LTD. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A

Hackensack, New Jersey
January 9, 2012

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	———SEPTEMBER 30,———
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents ( Note 1)	$504,829	$1,354,912
Accounts receivable, net of allowance for doubtful accounts of $289,547 in 2011 and $106,987 in 2010	5,886,255	6,842,190
Inventories	415,934	-
Marketable securities (Note 3)	52,352	54,748
Loans receivable - officers (Note 4)	92,817	97,092
Prepaid expenses and sundry current assets	279,835	96,608
Tax refund receivable	148,000	-
TOTAL CURRENT ASSETS	7,380,022	8,445,550

Property and equipment, net (Note 5)	459,850	111,478

OTHER ASSETS:
Intangible assets, net (Note 6)	3,271,649	1,714,702
Security deposits	97,299	53,688
Deferred income taxes (Note 13)	1,184,003	1,017,000
TOTAL OTHER ASSETS	4,552,951	2,785,390

	$12,392,823	$11,342,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable – bank (Note 10)	$951,335	$951,335
- other (Note 9)	100,000	-
Accounts payable – trade	4,858,344	4,516,547
Accrued expenses and taxes payable	419,649	564,386
Current portion of long-term debt - bank (Note 10)	86,360	581,019
- related party (Note 10)	249,618	-
TOTAL CURRENT LIABILITIES	6,665,306	6,613,287

OTHER LIABILITIES:
Long-term debt - bank (Note 10)	298,625	13,889
- related party	826,666	-
Deferred compensation (Note 1)	78,568	78,568
TOTAL OTHER LIABILITIES	1,203,859	92,457

STOCKHOLDERS’ EQUITY (Note 12)	4,523,658	4,636,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,392,823	$11,342,418

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	————YEAR ENDED SEPTEMBER 30,————-
	2011	2010	2009
REVENUES (Note 1)	$98,451,107	$88,428,775	$71,663,175

COSTS AND EXPENSES:
Forwarding expenses	88,908,745	79,572,253	63,418,743
Selling, general and administrative	9,997,409	7,501,256	7,716,237
Depreciation and amortization	338,135	213,579	301,771
TOTAL COSTS AND EXPENSES	99,244,289	87,287,088	71,436,751

(LOSS) INCOME FROM OPERATIONS	(793,182)	1,141,687	226,424

OTHER ITEMS:
Impairment loss (Note 2)	-	-	(1,066,240)
Interest and dividend income	4,089	4,959	14,581
Interest expense	(137,015)	(101,415)	(224,706)
TOTAL OTHER ITEMS	(132,926)	(96,456)	(1,276,365)

(LOSS) INCOME BEFORE INCOME TAXES	(926,108)	1,045,231	(1,049,941)
Income taxes (credit) (Note 13)	(348,000)	446,954	(325,693)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(578,108)	598,277	(724,248)
Loss from discontinued operations, net of tax	(79,589)	(215,382)	(516,950)

NET (LOSS) INCOME	(657,697)	382,895	(1,241,198)
Preferred stock dividends (Note 12)	15,000	15,046	15,000

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$(672,697)	$367,849	$(1,256,198)

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain (loss) from available for sale securities	$(2,694)	$2,469	$(197)
Total comprehensive income (loss)	$(2,694)	$2,469	$(197)
Earnings (loss) per share from continuing operations:
Basic	$(.03)	$.03	$(.04)
Diluted	$(.03)	$.03	$(.04)
Earnings (loss) per share from discontinued operations:
Basic	$(.00)	$(.01)	$(.03)
Diluted	$(.00)	$(.01)	$(.03)
Basic weighted average number of shares outstanding	20,884,602	18,223,942	17,545,712
Fully diluted weighted average number of shares outstanding	22,726,099	20,843,733	17,945,712

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK
	SHARES	$	SHARES	$	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE-SEPTEMBER 30, 2008	17,426,661	$17,427	1,285,000	$1,285	$(2,743)	$3,438,677	$1,430,043	$(13,610)	$4,871,079
Net loss	-	-	-	-	-	-	(1,241,198)	-	(1,241,198)
Common stock issuance	586,671	587	-	-	-	508,159	-	-	508,746
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Options issued	-	-	-	-	-	17,249	-	-	17,249
Purchase of 12,676 shares treasury stock	-	-	-	-	(8,523)	-	-	-	(8,523)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	(197)	(197)
BALANCE-SEPTEMBER 30, 2009	18,013,332	18,014	1,285,000	1,285	(11,266)	3,964,085	173,845	(13,807)	4,132,156
Net income	-	-	-	-	-	-	382,895	-	382,895
Dividends to preferred shareholders	-	-	-	-	-	-	(15,046)	-	(15,046)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	2,469	2,469
Issuance of stock options as compensation	-	-	-	-	-	9,200	-	-	9,200
Settlement of litigation (Note 16)	489,750	490	(69,475)	(69)	-	124,579	-	-	125,000
BALANCE–SEPTEMBER 30, 2010	18,503,082	18,504	1,215,525	1,216	(11,266)	4,097,864	541,694	(11,338)	4,636,674
Net loss	-	-	-	-	-	-	(657,697)	-	(657,697)
Settlement of litigation	780,000	780	(141,250)	(142)	-	(638)	-	-	-
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Common stock issuance	1,714,286	1,714	-	-	-	598,286	-	-	600,000
Common stock issued for conversion of class B Preferred Stock	107,500	107	(10,750)	(10)	-	(97)	-	-	-
Purchase of 107,500 shares of
Treasury Stock	-	-	-	-	(37,625)	-	-	-	(37,625)
Other comprehensive gains (losses):
Unrealized (losses) on available- for-sale marketable securities	-	-	-	-	-	-	-	(2,694)	(2,694)
BALANCE-SEPTEMBER 30, 2011	21,104,868	$21,105	1,063,525	$1,064	$(48,891)	$4,695,415	$(131,003)	$(14,032)	$4,523,658

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	———YEAR ENDED SEPTEMBER 30,———
	2011	2010	2009

OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(578,108)	$598,277	$(724,248)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt reserve	182,560	-	-
Depreciation and amortization	338,135	213,579	301,771
Amortization of imputed interest	73,981	27,528	46,860
Deferred income taxes	(126,000)	97,000	(360,000)
Issuance of options	-	9,200	17.249
Impairment loss	-	-	1,066,240
Changes in operating assets and liabilities:
Accounts receivable	555,935	(2,225,363)	1,485,961
Inventories	(415,934)	-	-
Tax refund receivable	(148,000)	289,000	(206,000)
Prepaid expenses and sundry current assets	(183,227)	142,829	(69,038)
Accounts payable and accrued expenses	197,530	1,538,242	(573,693)
Security deposits	(43,611)	2,303	(5,190)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(146,739)	692,595	979,912

NET CASH USED IN DISCONTINUED OPERATIONS	(71,731)	(182,756)	(266,014)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(452,393)	(16,852)	(12,239)
Purchase of marketable securities	(298)	(178)	(253)
NET CASH USED IN INVESTING ACTIVITIES	(452,691)	(17,030)	(12,492)

FINANCING ACTIVITIES:
Dividends paid	(15,000)	(11,296)	-
Proceeds from (repayment of) bank loan	400,000	-	(750,000)
Proceeds from note payable – other	100,000	-	-
Repayment of long-term debt	(195,572)	(531,522)	(893,169)
Repayment (issuance) of loans receivable	4,275	21,849	48,682
Purchase of treasury stock	(37,625)	-	(8,523)
Repayment of loans receivable (payable) – related party	(435,000)	(100,078)	(43,344)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(178,922)	(621,047)	(1,646,354)

DECREASE IN CASH AND CASH EQUIVALENTS	(850,083)	(128,238)	(944,948)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	1,354,912	1,483,150	2,428,098

CASH AND CASH EQUIVALENTS – END OF YEAR	$504,829	$1,354,912	$1,483,150

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	———YEAR ENDED SEPTEMBER 30,———
	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$63,033	$73,887	$87,312
Income taxes	$327,993	$7,239	$134,753
Non-cash activities:
Unrealized gain (loss) on marketable securities	$(2,694)	$2,469	$(197)
Dividends declared to preferred shareholders	$15,000	$15,046	$15,000
Deferred financing charges	$-	$-	$58,267
Conversion of debt to equity	$-	$-	$508,746
Cancellation of note payable - other	$-	$125,000	$-
Acquisition of business:
Intangible assets acquired	$1,840,000	$-	$-
Common stock issued	$(600,000)	$-	$-
Long-term debt issued, net of imputed interest	$(1,240,000)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel World Trade Ltd. and Subsidiaries (“the Company” or “Janel”) operates its business as two reportable segments comprised of: A) full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – custom brokerage services, warehousing and distribution services, and other value-added logistics services, and B) food sales.

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

Accounts receivable and allowance for doubtful accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company extends credit to its customers based on an evaluation of their financial condition and other factors.  The Company generally does not require collateral or other security to support accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts if required.

The Company determines whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations.  In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected.  These specific allowances are re-evaluated and adjusted as additional information is received.  The amounts calculated are analyzed to determine the total amount of the allowance.  The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts.

Inventories

Inventories, consisting of merchandise purchased for resale, are valued at the lower of cost (determined on the first-in, first-out basis) or market (replacement cost).

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

(b)         Food sales

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.  This generally means that the Company recognizes revenue when title to its products is transferred to its customers.  Title usually transfers upon shipment to, or receipt at, the Company’s customer’s locations, as determined by the specific sales terms of each transaction.

The Company’s customers can earn certain incentives, which are included as deductions from revenue in the consolidated statements of operations.  To date, these incentives include, but are not limited to cash discounts for early payment of the Company’s invoices.

(c)         Computer software sales, support and maintenance of discontinued operations

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Goodwill, other intangibles and long-lived assets

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination.  Current authoritative guidance requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred.  Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Deferred compensation

Deferred compensation of $78,568 represents compensation due to an officer of the Company upon termination, retirement or death.  This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

Rental expense

Rental expense is accounted for on the straight-line method.

Deferred rent payable as of September 30, 2011 represents the excess of recognized rent expense over scheduled lease payments.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

2	ACQUISITIONS AND IMPAIRMENT LOSSES

(A)        ORDER LOGISTICS, INC.

Janel acquired certain assets of Order Logistics, Inc. (“OLI”) consisting of proprietary technology, intellectual property (including the name “Order Logistics”), office locations and equipment and customer lists for use in the management and expansion of the Company’s international integrated logistics transport services business.

The purchase price for the acquired assets was $3,888,429 and was comprised of $2,338,429 cash paid at closing, the issuance of a $125,000 note payable due March 30, 2008 (see Note 16C) and the issuance of 285,000 restricted shares of Janel’s newly-authorized $.001 par value Series B Convertible Preferred Stock (“Series B”), each share of which is convertible into ten shares of Janel’s $.001 par value common stock at any time after October 18, 2009.

The Company, with the assistance of a third party, performed a goodwill impairment test effective as of September 30, 2008 and determined that there was no impairment of the goodwill relating to OLI.  The Company also performed an impairment test on the other identifiable intangible assets acquired relating to OLI and determined that, due to changes in economic circumstances relating to OLI, the carrying value of certain intangible assets exceeded their estimated undiscounted future cash flows and their eventual disposition.  Accordingly, the Company recorded an impairment loss of $1,812,750 as of September 30, 2008,

The Company, with the assistance of a third party, performed a goodwill impairment test effective as of September 30, 2009 and determined that there was full impairment of the intangible assets relating to the acquisition of certain assets of OLI.  Accordingly, the Company recorded an impairment loss of $1,066,240 as of September 30, 2009 representing the write-off of:

Customer relationships	$96,250
Software valuation	280,000
Development agreement	226,678
Goodwill	463,312
$1,066,240

(B)         FERRARA INTERNATIONAL LOGISTICS, INC. (JULY 18, 2008)

On July 18, 2008 the Company acquired the customs brokerage “book of business”, as defined, of Ferrara International Logistics, Inc. (“Ferrara”), consisting of books, records, forms, manuals, access codes, goodwill, customer lists and contact information, telephone and advertising listings (the “Business”) for the expansion of the Company’s international integrated logistics transport services business.  Ferrara provides the Company with related marketing, advertising, sales, and related administrative services pursuant to the May 19, 2008 Sales Agency and Service Agreement (the “Sales Agreement”), which has a three-year term and non-competition provisions restricting Ferrara from competing with the Company.

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

The compensation payable to Ferrara pursuant to the Sales Agreement is contingent upon the aggregate EBITDA of the Business for the three years immediately following the closing exceeding $2,100,000, in which event the Company will pay Ferrara 40% of the excess amount for that period, and for the following three years pay Ferrara 40% of the excess amount of annual EBITDA exceeding $700,000. For the three year period ended July 15, 2011 aggregate EBITDA totaled $2,185,954, an excess of $85,954 resulting in an additional amount due Ferrara of $34,382.

(C)        FERRARA INTERNATIONAL LOGISTICS, INC. (OCTOBER 4, 2010)

On October 4, 2010, the Company acquired the international freight forwarding business of Ferrara consisting of books, records, forms, access codes, goodwill, customer lists and contact information, telephone and advertising listings for the expansion of the Company’s international freight forwarding business.  pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and Ferrara dated October 4, 2010.

The purchase price for the acquired assets was $1,840,000 and consists of $600,000 of common stock and $1,400,000 of future cash to be paid, net of imputed interest of $160,000. Under the terms of the Purchase Agreement, the purchase price consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Company’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”).   The Share Allocation is subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013.

Purchase price allocation

In accordance with the purchase acquisition of accounting the Company has allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

Pursuant to the terms of the Purchase Agreement, Nicholas V. Ferrara, the principal owner of Ferrara, will be employed by the Company at an annual salary of $182,000 plus benefits.

(D)        PURCHASE PRICE ALLOCATION

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

The consideration has been allocated as follows:

	FERRARA INTERNATIONAL LOGISTICS, INC. (JULY 18, 2008)	FERRARA INTERNATIONAL LOGISTICS, INC. (OCTOBER 4, 2010)

Tangible assets:
Furniture and equipment	$-	$-

Intangible assets:
Identifiable intangibles, subject to amortization	1,530,000	1,220,000
Goodwill	547,070	620,000
	2,077,070	1,840,000

Purchase price	$2,077,070	$1,840,000

The following table provides unaudited pro forma results of operations for the fiscal years ended September 30, 2011 and 2010 as if the acquisitions had been consummated as of the beginning of each period presented.  The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies.  Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

(Unaudited)	Pro Forma Results
(Dollars in Millions except per share data)	Year ended September 30,
	2011	2010

Revenues	$4,273,137	$6,067,356

Loss before income taxes	$(416,450)	$(149,120)

Fully diluted earnings per share	$(.01)	$(.01)

3	MARKETABLE SECURITIES

Marketable securities consist of the following:

	Cost	Unrealized Holding Gains (Losses)	Fair Value

As of September 30, 2011:
Mutual Funds	$55,046	$(2,694)	$52,352

As of September 30, 2010:
Mutual Funds	$52,279	$2,469	$54,748

4	LOANS RECEIVABLE – OFFICERS

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

5	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	———September 30,———
	2011	2010	Life

Furniture and fixtures	$446,815	$204,720	5-7 years
Computer equipment	277,117	469,825	5 years
	723,932	674,545
Less accumulated depreciation and
Amortization	264,082	563,067
	$459,850	$111,478

6	INTANGIBLE ASSETS

A summary of intangible assets resulting from the Ferrara acquisitions and the estimated useful lives used in the computation of amortization is as follows:
	July 18, 2008 Acquisition		October 4, 2010 Acquisition

Customer relationships	$1,530,000	9.5 years	$1,220,000	10.0 years
Goodwill	547,070		620,000
	2,077,070		1,840,000
Less accumulated amortization	523,421		122,000
	$1,553,649		$1,718,000

A summary of the changes in intangible assets is as follows:

	Ferrara International Logistics, Inc.
	2011	2010
Balance – beginning of year	$1,714,702	$1,875,754
Additions	1,840,000	-
Amortization	(283,053)	(161,052)
Balance – end of year	$3,271,649	$1,714,702

7	CONVERTIBLE PROMISSORY NOTES

In July 2008 the Company issued $400,000 of fixed rate convertible promissory notes which were due in July 2009 and bear interest at a weighted average interest rate of 8.25% per annum, payable at maturity. In July 2009 the $400,000 convertible promissory notes plus accrued interest of $40,000 were converted into 586,671 shares of common stock.

8	NOTE PAYABLE – BANK

In August 2010, the Company’s subsidiary Janel Group of New York, Inc. (“Janel New York”) entered into a one-year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”).  The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank.  The interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 5%.  Under the CNB Facility, Janel New York may borrow the lesser of $3.5 million or  80% of the Company’s aggregate outstanding eligible accounts receivable, as defined.  Janel New York’s obligations under the CNB Facility are secured by all of the assets of the Company and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.  The CNB Facility was renewed for an additional one year term expiring on July 31, 2012.  On August 3, 2010, $951,190 of the CNB Facility was used to repay the outstanding balances under the term loan with JPMorgan Chase Bank.

On November 2, 2011, the Company amended the terms of its $3.5 million revolving line of credit agreement with CNB effective November 1, 2011.  Pursuant to the revised terms, James N. Jannello was released from his personal guarantee of the Company’s obligations to CNB, the minimum interest rate was increased from 5.0% per annum to 7.0% per annum, and the Company agreed to pay an unused line fee equal to one-half of one percent per annum.  All other terms of the CNB credit facility remained unchanged.

9	NOTE PAYABLE – OTHER

On September 15, 2011, the Company’s subsidiary, Janel Ferrara Logistics, LLC (“JFL”) issued a $100,000 promissory note payable on March 15, 2012. The note bears interest at 5% per annum payable monthly.

10	LONG-TERM DEBT

Long-term debt consists of the following:

	————September 30,————
	2011	2010
Non-interest bearing note payable to a related party, net of imputed interest, due when earned (see Note 2C regarding the earn-out period).	$1,076,285	$-

Non-interest bearing note payable, net of imputed interest, in payments of $435,000 in July 2011 (see Note 2B).	-	414,352

Term loan payable in monthly installments of $7,735, including interest at 6% per annum due in 2016. The loan is collateralized by substantially all assets of the Company and is guaranteed by a shareholder of the Company.	371,095

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	13,889	180,556
	1,461,269	594,908
Less current portion	335,978	581,019
	$1,125,291	$13,889

These obligations mature as follows:

2012	$335,978
2013	490,338
2014	495,084
2015	94,266
2016	45,603
$1,461,269

11	DISCONTINUED OPERATIONS

During December 2010, the Company elected to discontinue the operations of Order Logistics, Inc. (“OLI”).  As of September 30, 2011 OLI had minimal assets.  Operations for OLI are summarized below.

	2011	2010	2009
OPERATIONS
REVENUES	$(18,138)	$57,156	$189,631

COSTS AND EXPENSES:
Selling, general and administrative expenses	53,512	350,866	721,952
Depreciation and amortization	48,939	32,626	250,936
TOTAL COSTS AND EXPENSES	102,451	383,492	972,888

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(120,589)	(326,336)	(783,257)

CREDIT FOR INCOME TAXES	(41,000)	(110,954)	(266,307)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(79,589)	$(215,382)	$(516,950)

12	STOCKHOLDERS’ EQUITY

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

(2)           See Notes 2 and 16(c)(2) in connection with the issuance of Series B Preferred Stock.

B.          Stock repurchase program

On October 12, 2006, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions.  The repurchase plan may be suspended by the Company at any time.  As of September 30, 2011, 259,676 shares of the Company’s common stock have been repurchased under the plan at a cost of $114,703.

13	INCOME TAXES

Income taxes from continuing operations consist of the following:

	———Year Ended September 30,———
	2011	2010	2009

Federal – current	$(148,000)	$146,000	$(267,500)
- deferred	(126,000)	97,000	(360,000)
State and local	(74,000)	93,000	35,500
	$(348,000)	$336,000	$(592,000)

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

	———Year Ended September 30,———
	2011	2010	2009

Federal taxes (credits) at statutory rates	$(315,000)	$252,000	$(627,500)
Non-deductible expenses	16,000	20,400	11,740
State and local taxes, net of Federal benefit	(49,000)	63,600	23,760
	$(348,000)	$336,000	$(592,000)

The deferred tax asset represents the tax effect of available net operating loss carryforwards.

14	PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing and 401(k) plan covering substantially all full-time employees.  The expense charged to operations for the years ended September 30, 2011, 2010, and 2009 aggregated approximately $17,000, $17,500 and $24,000, respectively.

15	RENTAL COMMITMENTS

The Company conducts its operations from leased premises.  Rental expense on operating leases for the years ended September 30, 2011, 2010 and 2009 was approximately $989,000, $362,000, $412,000, respectively.

Future minimum lease commitments (excluding renewal options) under noncancelable leases are as follows:

Year ended September 30, 2012	$1,262,000
2013	1,088,000
2014	1,031,000
2015	969,000
2016	862,000
Thereafter	4,061,000

16	RISKS AND UNCERTAINTIES

(a)	Currency risks

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

In November 2010 the Company reached a settlement agreement and mutual general releases with Francis.  Terms of the settlement include the issuance of 780,000 shares of common stock to Mr. Francis, as well as payments totaling $23,359.  Upon issuance and delivery of the settlement shares and payment of the cash settlement, both signed a stipulation and Order of Dismissal ending all claims made in their entirety.

(3)           On August 22, 2011, the former CFO of Janel filed a lawsuit in the United States District Court for the Eastern District of New York against defendants Janel World Trade, Ltd., James N. Jannello, the Chief Executive Officer of the Company, and Stephen Cesarski, the former (retired) president of the Company.  The complaint alleges, among other things, discrimination by the Company.  At September 30, 2011, the Company established a $250,000 reserve as a contingency for this lawsuit which is included in selling, general and administrative expense.

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

(e)         Concentration of sales

Sales to two major customers were approximately 30.5%, 27.4% and 16.5% of consolidated sales for the years ended September 30, 2011, 2010 and 2009, respectively.  Amounts due from these customers aggregated approximately $670,000, $1,130,000 and $399,000 at September 30, 2011, 2010 and 2009, respectively.

17	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	First	Second	Third	Fourth
Fiscal 2011
Net sales	$26,433,994	$22,701,632	$22,476,995	$26,838,486
Operating income (loss)	74,737	(214,840)	(364,108)	(288,971)
Net income (loss)	8,570	(140,271)	(247,624)	(278,372)

Per share data (1):
Basic earnings per share	$.000	$(.007)	$(.012)	$(.013)
Diluted earnings per share	$.000	$(.006)	$(.011)	$(.012)

Fiscal 2010
Net sales	$16,997,932	$19,270,955	$21,004,703	$31,212,341
Operating income (loss)	(28,016)	174,084	359,288	309,995
Net income (loss)	(50,037)	106,084	170,430	156,418

Per share data (1):
Basic earnings per share	$(0.003)	$0.007	$0.009	$0 .008
Diluted earnings per share	$(0.003)	$0.006	$0.009	$0.007

(1) earnings per share were computed independently for each of the periods presented.  Therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

18	BUSINESS SEGMENT INFORMATION

The Company operates in two reportable segments which are full service cargo transportation logistics management and food sales. The computer software sales, support and maintenance segment has been discontinued.

The following table presents financial information about the Company’s reportable segments as of and for the years ended September 30, 2011 and 2010.

2011	Consolidated	Transportation Logistics	Food Sales	Computer Software

Total revenues	$98,451,107	$98,396,617	$54,490	$-
Net revenues	$9,542,363	$9,528,152	$14,211	$-
Operating income (loss)	$(793,182)	$(440,374)	$(352,808)	$-
Identifiable assets	$12,392,823	$11,744,502	$648,321	$-
Capital expenditures	$501,332	$485,932	$15,400	$-
Depreciation and amortization	$338,135	$337,707	$428	$-
Equity	$4,523,658	$4,876,466	$(352,808)	$-

2010	Consolidated	Transportation Logistics	Food Sales	Computer Software

Total revenues	$88,428,775	$88,428,775	$-	$-
Net revenues	$8,856,522	$8,856,522	$-	$-
Operating income (loss)	$1,141,687	$1,141,687	$-	$-
Identifiable assets	$11,342,418	$11,342,418	$-	$-
Capital expenditures	$49,478	$49,478	$-	$-
Depreciation and amortization	$213,579	$213,579	$-	$-
Equity	$4,636,674	$4,636,674	$-	$-

19	STOCK OPTIONS

On June 30, 2010, the Company issued options to purchase 23,750 shares of common stock at an exercise price of $1.00 per share, in partial satisfaction of half of the finder’s fees associated with the hiring of two new sales executives on May 17, 2010.  The remaining obligation  of $23,750 was paid in cash.

The fair value of the options was determined using a Black Scholes Option Pricing Model was $9,200 which, net of income taxes, resulted in a $5,428 reduction of net income.

The Company has no other stock options outstanding.

20	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through  the date that these financial statements were issued.  Other than the common stock issuance referred to below, no other events occurred which would require adjustment to or disclosure in the financial statements.

On October 14, 2011 the Company sold 750,000 shares of the Company’s common stock, par value $0.001 per share for $.20 per share, or an aggregate of $150,000.  The Company intends to use the proceeds from the sale for general corporate purposes.