Form 10-Q
period 2011-12-31
JANEL WORLD TRADE LTD
filed 2012-02-14
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2011

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 13, 2012 was 21,854,868.

JANEL WORLD TRADE, LTD.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets, December 31, 2011 (unaudited) and September 30, 2011 (audited)	3

	Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended September 30, 2011 (audited) and the Three Months Ended December 31, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	16

Part II - Other Information

Item 6.	Exhibits	17

	Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2011	SEPTEMBER 30, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$491,022	$504,829
Accounts receivable, net of allowance for doubtful accounts of $297,418 at December 31, 2011 and $289,547 at September 30, 2011	6,143,811	5,886,255
Inventories	705,710	415,934
Marketable securities	56,699	52,352
Loans receivable – officers	92,817	92,817
Prepaid expenses and sundry current assets	94,353	279,835
Tax refund receivable	148,000	148,000
TOTAL CURRENT ASSETS	7,732,412	7,380,022

PROPERTY AND EQUIPMENT, NET	483,719	459,850

OTHER ASSETS:
Intangible assets, net	3,200,886	3,271,649
Security deposits	168,799	97,299
Deferred income taxes	1,307,003	1,184,003
TOTAL OTHER ASSETS	4,676,688	4,552,951
TOTAL ASSETS	$12,892,819	$12,392,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable – bank	$1,301,335	$951,335
Note payable – other	100,000	100,000
Accounts payable – trade	5,089,787	4,858,344
Accrued expenses and taxes payable	452,997	419,649
Current portion of long-term debt – bank	73,618	86,360
Current portion of long-term debt – related party	262,984	249,618
TOTAL CURRENT LIABILITIES	7,280,721	6,665,306
OTHER LIABILITIES:
Long-term debt – bank	279,790	298,625
Long-term debt – related party	826,666	826,666
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	1,185,024	1,203,859
STOCKHOLDERS’ EQUITY	4,427,074	4,523,658
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,892,819	$12,392,823

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2011	2010

REVENUES	$23,585,132	$26,433,994
COSTS AND EXPENSES:
Cost of sales	21,245,534	23,834,037
Selling, general and administrative	2,636,146	2,425,544
Depreciation and amortization	79,931	79,142
TOTAL COSTS AND EXPENSES	23,961,611	26,338,723
(LOSS) INCOME FROM OPERATIONS	(376,479)	95,271
OTHER ITEMS:
Interest and dividend income	1,200	1,253
Interest expense	(39,633)	(47,043)
TOTAL OTHER ITEMS	(38,433)	(45,790)
(LOSS) INCOME BEFORE INCOME TAXES	(414,912)	49,481
Income taxes (credits)	(168,000)	27,359
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(246,912)	22,122
Loss from discontinued operations, net of tax	-	(13,552)
NET (LOSS) INCOME	$(246,912)	$8,570

OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized gain (loss)from available for sale securities	$4,078	$5,561
TOTAL COMPREHENSIVE (LOSS) INCOME	$(242,834)	$14,131

Basic Earnings (loss) per share:
Continuing operations	$(0.01)	$0.00
Discontinued operations	$0.00	$0.00
Total	$(0.01)	$0.00

Diluted Earnings (loss) per share:
Continuing operations	$(0.01)	$0.00
Discontinued operations	$0.00	$0.00
Total	$(0.01)	$0.00

Basic weighted average number of shares outstanding	21,626,214	20,559,946

Fully diluted weighted average number of shares outstanding	23,261,464	22,993,592

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL
BALANCE–SEPTEMBER 30, 2011	21,104,868	$21,105	1,063,525	$1,064	$(48,891)	$4,695,415	$(131,003)	$(14,032)	$4,523,658

Net loss	-	-	-			-	(246,912)	-	(246,912)

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Common stock issuance	750,000	750	-	-	-	149,250	-	-	150,000

Other comprehensive gains:

Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	4,078	4,078

BALANCE – December 31, 2011	21,854,868	$21,855	1,063,525	$1,064	$(48,891)	$4,844,665	$(381,665)	$(9,954)	$4,427,074

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2011	2010
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(246,912)	$22,122
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt reserve	7,871	33,113
Depreciation and amortization	79,931	79,142
Amortization of imputed interest	13,333	33,981
Deferred income taxes	(123,000)	10,000
Changes in operating assets and liabilities:
Accounts receivable	(265,427)	1,138,404
Inventories	(289,776)	-
Prepaid expenses and sundry current assets	185,483	(40,194)
Accounts payable and accrued expenses	264,823	(907,087)
Security deposits	(71,500)	(9,800)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(445,174)	359,681
NET CASH USED IN DISCONTINUED OPERATIONS	-	(8,659)
INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(33,037)	(13,500)
Purchase of marketable securities	(269)	(322)
NET CASH USED IN INVESTING ACTIVITIES	(33,306)	(13,822)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock	150,000	-
Dividend paid	(3,750)	(3,750)
Borrowings under bank line of credit	350,000	-
Repayment of long-term debt	(31,577)	(41,666)
Repayment of loans receivable	-	3,786
Repayment of loans receivable (payable) – related party	-	(435,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	464,673	(476,630)
DECREASE IN CASH AND CASH EQUIVALENTS	(13,807)	(139,430)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	504,829	1,354,912
CASH AND CASH EQUIVALENTS – END OF PERIOD	$491,022	$1,215,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,300	$13,062
Income taxes	$5,000	$222,168
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$4,078	$5,561
Dividends declared to preferred stockholders	$(3,750)	$(3,750)
Acquisition of business:
Intangible assets acquired		$1,840,000
Common stock issued		(600,000)
Long-term debt issued (net of imputed interest)		(1,240,000)
Effect on cash		$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

1            BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about January 13, 2012.

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

4            BUSINESS SEGMENT INFORMATION

For the three months ended December 31, 2011 the Company operates in two reportable segments which are full service cargo transportation logistics management and food sales. The computer software, support and maintenance segment was discontinued during the fiscal year ended September 30, 2011.

The following table presents financial information about the Company’s reportable segments as of and for the three months ended December 31, 2011 and 2010.

Three Months Ended December 31, 2011	Consolidated	Transportation Logistics	Food Sales

Total revenues	$23,585,132	$23,349,135	$235,997
Operating loss	$(376,479)	$(150,258)	$(226,221)
Identifiable assets	$12,892,819	$12,163,816	$729,003
Capital expenditures	$33,037	$31,247	$1,790
Depreciation and amortization	$79,931	$78,498	$1,433
Equity	$4,427,074	$4,982,874	$(555,800)

Three Months Ended December 31, 2010	Consolidated	Transportation Logistics	Food Sales

Total revenues	$26,433,994	$26,433,994	$-
Operating income	$95,271	$95,271	$-
Identifiable assets	$11,796,461	$11,796,461	$-
Capital expenditures	$13,500	$13,500	$-
Depreciation and amortization	$79,142	$79,142	$-
Equity	$4,523,658	$4,523,658	$-

5            LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2011	September 30, 2011

Non-interest bearing note payable to a related party, net of imputed interest, due when earned (see Note 6 regarding the earn-out period)	$1,089,650	$1,076,285

Term loan payable in monthly installments of $7,735 including interest at 6% per annum due 2016. The loan is collateralized by substantially all assets of the Company	353,408	371,095

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company	-	13,889
	1,443,058	1,461,269
Less current portion	336,602	335,978
	$1,106,456	$1,125,291
These obligations mature as follows:
2012	$336,602
2013	493,627
2014	498,305
2015	85,493
2016	29,031
	$1,443,058

6            ACQUISITIONS

On October 4, 2010, the Company acquired the international freight forwarding business of Ferrara International Logistics Inc. (“Ferrara”) consisting of books, records, forms, access codes, goodwill, customer lists and contact information, telephone and advertising listings for the expansion of the Company’s international freight forwarding business pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and Ferrara.

The purchase price for the acquired assets was $1,840,000 and consists of $600,000 of common stock and $1,400,000 of future cash to be paid, net of imputed interest of $160,000. Under the terms of the Purchase Agreement, the purchase price consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Company’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”). The Share Allocation is subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013. No shares have been issued to date.

Purchase price allocation

In accordance with the acquisition method of accounting the Company has initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, and the acquisition of a talented workforce.

The consideration has been allocated as follows:

Tangible assets:
Furniture and equipment	$-

Intangible assets:
Identifiable intangibles, subject to amortization	1,220,000
Goodwill	620,000
1,840,000

Purchase price	$1,840,000

7            SALE OF COMMON STOCK

On October 14, 2011, the Company sold 750,000 shares of the Company’s Common Stock, par value $0.001 per share, at a purchase price of $0.20 per share, or an aggregate of $150,000, to an accredited investor in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company intends to use the proceeds from the sale for general corporate purposes.

8             LEGAL PROCEEDINGS

(a) On August 22, 2011, Janel’s former chief financial officer filed a civil suit in the United States District Court for the Eastern District of New York (Case No. CV-114041), against defendants Janel World Trade, Ltd., James N. Jannello, the Chief Executive Officer of the Company, and Stephen Cesarski, the former president of the Company. The complaint alleges among other things, discrimination and harassment.

(b) Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

9            SUBSEQUENT EVENTS

(a) The Company has reviewed its subsequent events through the date the financial statements were issued and has determined, other than below, that no additional material subsequent events have occurred through such date.

(b) On January 11, 2012 the Company entered into a settlement agreement and settled the above lawsuit (see 8(a) above) for $250,000. The settlement amount was fully reserved for at fiscal year ended September 30, 2011.

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

overview

Janel operates its business as two reportable segments. Primarily we are a non-asset based third party logistics services company, engaged in full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers, customs brokerage services, and warehousing and distribution services. Our second, smaller segment, which we started during April 2011, is comprised of vertical sales and supply chain services primarily in the food industry and includes supplier selection, manufacturing, transportation, import, distribution, marketing and sales within the food industry. During our 2011 fiscal year we discontinued our computer software sales, support and maintenance business segment.

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

Our new food sales segment is asset based as products are purchased from suppliers and held in inventory for the sale of the products at a future date. When selling to supermarket chains, the Company is required to prepay fees (commonly referred to as “slotting fees”) for positioning of retail store shelf space. Slotting fees are accounted for as a direct reduction to revenue when paid.

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

results of operations

The following discussion and analysis addresses the results of operations for the three months ended December 31, 2011, as compared to the results of operations for the three months ended December 31, 2010. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Janel operates its business as two reportable segments. The first segment is comprised of full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. The second segment is comprised of vertical sales primarily in the food industry and includes; supplier selection, manufacturing, transportation, import, distribution, marketing and sales within the food industry; the purchase of products from suppliers that are held in inventory for the sale of the products at a future date; and, when selling to supermarket chains, the Company is required to prepay fees (commonly referred to as “slotting fees”) for positioning of retail store shelf space. These slotting fees are accounted for as a direct reduction to revenue when paid. During the 2011 fiscal year, we discontinued our computer software sales, support and maintenance business segment.

Three months ended December 31, 2011 and 2010

Revenue. Total revenue for the three months ended December 31, 2011 was $23,585,132, as compared to $26,433,994 for the same period of fiscal 2010, a decrease of $2,848,862 (or 10.8%). For the three months ended December 31, 2011, revenue from the new food industry segment (which commenced in April 2011) was $235,997 (after a reduction from revenue of $190,900 for the payment of slotting fees – see above). When compared to the prior year, the Company’s transportation logistics segment revenue decreased by 11.7% to $23,349,135 for the three months ended December 31, 2011, from $26,433,994 for the same period of 2010. This decrease is mainly the result of lower ocean freight shipping activity by our top two customers for the three months ended December 31, 2011 when compared to the prior year applicable period.

Cost of Sales. Cost of sales within the transportation logistics segment is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments. Cost of sales within the food industry segment is primarily comprised of the cost associated with the purchase of product from suppliers and includes all freight costs incurred to move the product from the suppliers to our warehouse for inventory staging.

For the three months ended December 31, 2011, total cost of sales decreased by $2,588,503 (or 10.9%) to $21,245,534, as compared to $23,834,037 for the same period of 2010. As a percentage of revenue, total cost of sales decreased to 90.08% for the three months ended December 31, 2011, from 90.16% for the same period of 2010, a 0.08 percentage point decrease. When compared to the prior year, the Company’s transportation logistics segment cost of sales decreased by $2,895,683 (or 12.2%) to $20,938,354 from $23,834,037 for the same period of 2010, and as a percentage of revenue decreased to 89.68% compared to 90.16% for the same period of 2010, a 0.48 percentage point decrease. The decrease is primarily a result of the decrease in revenue for the three months ended December 31, 2011 as compared to the prior year applicable period. Cost of sales within the food industry segment (which commenced in April 2011) were $301,178 for the three months ended December 31, 2011, while there were no such costs for the prior year applicable period.

Selling, General and Administrative Expense. For the three months ended December 31, 2011 and 2010, selling, general and administrative expenses were $2,636,146 (11.2% of revenue), and $2,425,544 (9.2% of revenue), respectively. This represents a year-over-year increase of $210,602, or 8.7%. The increases in amount and as a percentage of revenue are primarily the result of the selling, general and administrative expenses associated with the food industry segment (which commenced in April 2011) of approximately $155,040 for the three months ended December 31, 2011, while there were no such expenses for the prior year applicable period.

Depreciation and Amortization. For the three months ended December 31, 2011 and 2010, depreciation and amortization expenses were $79,931 and $79,142, respectively. This represents a year over year increase of $789, or 1.0%.

Interest Expense. For the three months ended December 31, 2011 and 2010, interest expense was $39,633 and $47,043, respectively. This $7,410 decrease is primarily the result of a $20,648 reduction of imputed interest amortization expense to $13,333 for the three months ended December 31, 2011 from $33,981 for the prior year applicable period. Offsetting this decrease are higher interest costs primarily the result of higher borrowings during the three months ended December 31, 2011 versus the same period of 2010. The $13,333 imputed interest expense is associated with the Ferrara asset purchase acquisition (refer to Note 6 to the Consolidated Financial Statements)

(Loss) Income Before Taxes and Discontinued Operations. For the reasons stated above, the Company incurred a loss before taxes and discontinued operations of ($414,912) for the three months ended December 31, 2011, as compared to income before taxes and discontinued operations of $49,481 for the same period of 2010.

Income Taxes.   The company recorded a net income tax benefit of ($168,000) for the three months ended December 31, 2011 compared to an income tax provision of $27,359 for the same period of 2010. Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net (Loss) Income.   For the three months ended December 31, 2011, there was a net loss of ($246,912) compared to net income of $8,570 for the same period of 2010. Net loss available to common shareholders for the three months ended December 31, 2011 was ($250,662), or ($0.01) per diluted share, as compared to net income available to common shareholders of $4,820, or $0.00 per diluted share, for the same period of 2010.

liquidity and capital resources

General. Our ability to satisfy our liquidity requirements, which include satisfying our debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors. In addition, the new food industry segment will require working capital for the purchase of products from suppliers to be held in inventory for the sale of the products at a future date and for the prepayment of fees (commonly referred to as slotting fees) for positioning of retail store shelf space. Within our transportation logistics segment, generally we do not have a need for significant capital expenditure as we are a non-asset based freight forwarder.

Janel’s cash flow performance for the three months ended December 31, 2011 fiscal is not necessarily indicative of future cash flow performance.

As of December 31, 2011, and compared with the prior fiscal year, the Company’s cash and cash equivalents declined by $724,460, or 59.6%, to $491,022 from $1,215,482, respectively. During the three months ended December 31, 2011, Janel’s net working capital (current assets minus current liabilities) decreased by $263,025, or 36.8%, from $714,716 at September 30, 2011, to $451,691 at December 31, 2011. This decrease is primarily due to the net loss of ($246,912) for the three months ended December 31, 2011.

Cash flows from continuing operating activities. Net cash used in continuing operating activities was ($445,174) for the three months ended December 31, 2011, compared to net cash provided by continuing operating activities of $359,681 for the three months ended December 31, 2010. The change was principally driven by a decrease in payments of outstanding accounts payable, the net loss for the three months ended December 31, 2011, the purchase of inventory for the new food industry segment, an increase in security deposits, and a change in the deferred tax asset, which were partially offset by an increase in payments of outstanding accounts receivable and a decrease in prepaid expenses.

Cash flows from discontinued operating activities. There was no net cash used in discontinued operating activities for the three months ended December 31, 2011, compared to net cash used in discontinued operating activities of ($8,659) for the three months ended December 31, 2010.

Cash flows from investing activities. Net cash used for investing activities, primarily capital expenditures for property and equipment, were $33,306 and $13,822 for the three months ended December 31, 2011 and 2010, respectively.

Cash flows from financing activities. Net cash provided by financing activities was $464,673 for the three months ended December 31, 2011, compared to net cash used in financing activities of ($476,630) for the three months ended December 31, 2010. The cash provided by financing activities for the three months ended December 31, 2011, consisted primarily of an increase in the amount of $350,000 in borrowings under our bank line of credit and the sale on October 14, 2011 of 750,000 shares of the Company’s common stock for $150,000. Net cash used in financing activities for the three months ended December 31, 2010 primarily consisted of the early repayment on October 4, 2010 of the $435,000 non-interest bearing note payable due under the July 2008 FIL asset purchase acquisition (refer to Note 2(B) of our consolidated audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011).

Community National Bank Borrowing Facility. On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility was the prime rate plus 1%, with a minimum rate of 5%. Under the CNB Facility, Janel New York may borrow up to $3.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable. On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank. While the CNB Facility was initially for a one year term expiring on July 31, 2011, on August 1, 2011 the CNB Facility was renewed for an additional one year term. Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and were originally guaranteed by James N. Jannello, the Company’s Chief Executive Officer. Effective November 1, 2011, the terms of the CNB Facility were amended to release James N. Jannello from his personal guarantee of the Company’s obligations to CNB, to increase the minimum interest rate from 5.0% per annum to 7.0% per annum, and an unused line fee equal to one-half of one percent per annum was instituted. All other terms of the CNB Facility remained unchanged. As of December 31, 2011, there were outstanding borrowings of $1,301,335 under the CNB Facility (which represented 56.9% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $2,288,788.

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

Working Capital Requirements. The Company’s cash needs are currently met by the CNB Facility and cash on hand. As of December 31, 2011, the Company had $987,453 available under its $3.5 million CNB Facility and $491,022 in cash from operations and cash on hand. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, the amount of inventory levels required within the new food industry segment to have a seamless supply chain necessary to re-stock the product being sold to new customers, the level of cost associated with the prepayment of fees (commonly referred to as slotting fees) for positioning of retail store shelf space within the new food industry segment, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s material estimates are limited primarily to the following areas:

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)
10.2	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)
10.3	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)
10.4	Revised Promissory Note dated November 1, 2011, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank, and Revised Business Loan Agreement dated November 1, 2011 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011, File No. 333-60608)
10.5	Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.6	Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated February 14, 2012
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, December 31, 2011 and September 30, 2011, (ii) Consolidated Statements of Income for the three months ended December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (v) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2012	JANEL WORLD TRADE, LTD.
Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

- 18 -