Form 10-Q
period 2012-03-31
JANEL WORLD TRADE LTD
filed 2012-05-15
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2012

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 11, 2012 was 21,854,868.

JANEL WORLD TRADE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2012	SEPTEMBER 30, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$238,931	$504,829
Accounts receivable, net of allowance for doubtful accounts of $281,109 at March 31, 2012 and $289,547 at September 30, 2011	5,711,767	5,886,255
Inventories	773,448	415,934
Marketable securities	65,532	52,352
Loans receivable – officers	44,928	92,817
Prepaid expenses and sundry current assets	127,207	279,835
Tax refund receivable	148,000	148,000
TOTAL CURRENT ASSETS	7,109,813	7,380,022

PROPERTY AND EQUIPMENT, NET	544,735	459,850

OTHER ASSETS:
Intangible assets, net	3,130,123	3,271,649
Security deposits	170,299	97,299
Deferred income taxes	1,431,003	1,184,003
TOTAL OTHER ASSETS	4,731,425	4,552,951
TOTAL ASSETS	$12,385,973	$12,392,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable – bank	$1,301,335	$951,335
Note payable – other	100,000	100,000
Accounts payable – trade	5,067,290	4,858,344
Accrued expenses and taxes payable	366,043	419,649
Current portion of long-term debt – bank	74,768	86,360
Current portion of long-term debt – related party	276,317	___249,618
TOTAL CURRENT LIABILITIES	7,185,753	6,665,306
OTHER LIABILITIES:
Long-term debt – bank	260,635	298,625
Long-term debt – related party	826,666	826,666
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	1,165,869	1,203,859
STOCKHOLDERS’ EQUITY	4,034,351	4,523,658
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,385,973	$12,392,823

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2012	2011	2012	2011

REVENUES	$22,268,568	$22,721,645	$45,853,700	$49,155,639
COSTS AND EXPENSES:
Cost of sales	20,077,801	20,364,643	41,323,335	44,198,680
Selling, general and administrative	2,704,997	2,419,085	5,341,143	4,844,629
Depreciation and amortization	104,610	80,880	184,541	160,022
TOTAL COST AND EXPENSES	22,887,408	22,864,608	46,849,019	49,203,331
LOSS FROM OPERATIONS	(618,840)	(142,963)	(995,319)	(47,692)
OTHER ITEMS:
Interest and dividend income	444	934	1,644	2,187
Interest expense	(44,050)	(25,742)	(83,683)	(72,785)
TOTAL OTHER ITEMS	(43,606)	(24,808)	(82,039)	(70,598)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(662,446)	(167,771)	(1,077,358)	(118,290)
Income taxes (credits)	(264,615)	(74,939)	(432,615)	(47,580)
LOSS FROM CONTINUING OPERATIONS	(397,831)	(92,832)	(644,743)	(70,710)
Loss from discontinued operations, net of tax	-	(47,439)	-	(60,991)
NET LOSS	$(397,831)	$(140,271)	$(644,743)	$(131,701)

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain from available for sale securities	8,857	2,869	12,936	8,429

TOTAL COMPREHENSIVE LOSS	$(388,974)	$(137,402)	$(631,807)	$(123,272)

Basic earnings (loss) per share:
Continuing operations	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Total	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted earnings (loss) per share:
Continuing operations	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Total	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Basic weighted average number of shares Outstanding	21,678,913	20,801,652	21,732,192	21,048,729
Fully diluted weighted average number of shares outstanding	23,314,163	22,850,528	23,367,442	22,704,285

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL

BALANCE–SEPTEMBER 30, 2011	21,104,868	$21,105	1,063,525	$1,064	$(48,891)	$4,695,415	$(131,003)	$(14,032)	$4,523,658

Net loss	-	-	-			-	(644,743)	-	(644,743)

Dividends to preferred shareholders	-	-	-	-	-	-	(7,500)	-	(7,500)

Common stock issuance	750,000	750	-	-	-	149,250	-	-	150,000

Other comprehensive gains:
Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	12,936	12,936

BALANCE – March 31, 2012	21,854,868	$21,855	1,063,525	$1,064	$(48,891)	$4,844,665	$(783,246)	$(1,096)	$4,034,351

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2012	2011
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(644,743)	$(70,710)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt reserve	8,438	56,388
Depreciation and amortization	184,541	160,022
Amortization of imputed interest	26,667	47,315
Deferred income taxes	(247,000)	(61,000)
Changes in operating assets and liabilities:
Accounts receivable	166,049	1,480,482
Inventories	(357,514)	-
Prepaid expenses and sundry current assets	152,628	(53,584)
Accounts payable and accrued expenses	155,372	(1,514,991)
Security deposits	(73,000)	(4,900)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(628,562)	39,022
NET CASH USED IN DISCONTINUED OPERATIONS	-	(52,822)
INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(127,899)	(48,564)
Purchase of marketable securities	(245)	(322)
NET CASH USED IN INVESTING ACTIVITIES	(128,144)	(48,886)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock	150,000	-
Dividend paid	(7,500)	(7,500)
Purchase of treasury stock	-	(37,625)
Borrowings under bank line of credit	350,000	-
Repayment of long-term debt	(49,581)	(83,333)
Repayment of loans receivable	47,889	3,457
Repayment of loans receivable (payable) – related party	-	(435,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	490,808	(560,001)
DECREASE IN CASH AND CASH EQUIVALENTS	(265,898)	(622,687)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	504,829	1,354,912
CASH AND CASH EQUIVALENTS – END OF PERIOD	$238,931	$732,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$57,017	$25,471
Income taxes	$5,000	$322,493
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$12,936	$8,429
Dividends declared to preferred stockholders	$(7,500)	$(7,500)
Acquisition of business:
Intangible assets acquired		$1,840,000
Common stock issued		(600,000)
Long-term debt issued (net of imputed interest)		(1,240,000)
Effect on cash		$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

For the three months ended March 31, 2012 the Company operated in two reportable segments which are full service cargo transportation logistics management and food sales. The computer software, support and maintenance segment was discontinued during the fiscal year ended September 30, 2011.

The following table presents financial information about the Company’s reportable segments as of and for the six and three months ended March 31, 2012 and 2011.

Six Months Ended March 31, 2012	Consolidated	Transportation Logistics	Food Sales

Total revenues	$45,853,700	$45,440,236	$413,464
Operating loss	$(995,319)	$(567,270)	$(428,049)
Identifiable assets	$12,385,973	$11,720,311	$665,662
Capital expenditures	$127,899	$125,545	$2,354
Depreciation and amortization	$184,541	$181,676	$2,865
Equity	$4,034,351	$4,794,389	$(760,038)

Six Months Ended March 31, 2011	Consolidated	Transportation Logistics	Food Sales

Total revenues	$49,155,639	$49,155,639	$-
Operating loss	$(47,692)	$(47,692)	$-
Identifiable assets	$11,011,705	$11,011,705	$-
Capital expenditures	$48,564	$48,564	$-
Depreciation and amortization	$160,022	$160,022	$-
Equity	$5,068,277	$5,068,277	$-

Three Months Ended March 31, 2012	Consolidated	Transportation Logistics	Food Sales

Total revenues	$22,268,568	$22,091,101	$177,467
Operating loss	$(618,840)	$(417,012)	$(201,828)
Identifiable assets	$12,385,973	$11,720,311	$665,662
Capital expenditures	$94,862	$94,298	$564
Depreciation and amortization	$104,610	$103,178	$1,432
Equity	$4,034,351	$4,794,389	$(760,038)

Three Months Ended March 31, 2011	Consolidated	Transportation Logistics	Food Sales

Total revenues	$22,721,645	$22,721,645	$-
Operating loss	$(142,963)	$(142,963)	$-
Identifiable assets	$11,011,705	$11,011,705	$-
Capital expenditures	$35,064	$35,064	$-
Depreciation and amortization	$80,880	$80,880	$-
Equity	$5,068,277	$5,068,277	$-

5	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2012	September 30, 2011

Non-interest bearing note payable to a related party, net of imputed interest, due when earned (see Note 6 regarding the earn-out period).	$1,102,983	$1,076,285

Term loan payable in monthly installments of $7,735 including interest at 6% per annum due 2016. The loan is collateralized by substantially all assets of the Company.	335,403	371,095

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	-	13,889
	1,438,386	1,461,269
Less current portion	351,085	335,978
	$1,087,301	$1,125,291
These obligations mature as follows:
2012	$351,085
2013	492,654
2014	497,546
2015	89,405
2016	7,696
	$1,438,386

6	ACQUISITIONS

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

Purchase price allocation

In accordance with the acquisition method of accounting the Company has allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, and the acquisition of a talented workforce.

The consideration has been allocated as follows:

Tangible assets:
Furniture and equipment	$-

Intangible assets:
Identifiable intangibles, subject to amortization	1,220,000
Goodwill	620,000
1,840,000

Purchase price	$1,840,000

7	SALE OF COMMON STOCK

On October 14, 2011, the Company sold 750,000 shares of the Company’s Common Stock, par value $0.001 per share, at a purchase price of $0.20 per share, or an aggregate of $150,000, to an accredited investor in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company used the proceeds from the sale for general corporate purposes.

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

On January 11, 2012 the Company entered into a settlement agreement and settled the lawsuit for $250,000. The settlement requires payments to be made on January 15, 2012, March 31, 2012, June 30, 2012 and September 30, 2012 in the amount of $50,000, $60,000, $60,000 and $80,000, respectively. To date, $110,000 has been paid. The settlement amount was fully reserved for at fiscal year ended September 30, 2011.

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

On May 1, 2012, the Company borrowed an additional $300,000 from its revolving line of credit with Community National Bank. Refer to page 14 “Community National Bank Borrowing Facility” for a description of the borrowing facility.

Also on May 1, 2012, as a result of the continuing losses in the food segment, the Company’s Board of Directors determined that it is in the Company’s best interests to divest the food segment and to refocus the Company’s growth strategy on the transportation logistics business segment.

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

results of operations

The following discussion and analysis addresses the results of operations for the three and six months ended March 31, 2012, as compared to the results of operations for the three and six months ended March 31, 2011. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Three months ended March 31, 2012 and 2011

Revenue. Total revenue for the three months ended March 31, 2012 was $22,268,568, as compared to $22,721,645 for the same period of fiscal 2011, a decrease of $453,077 (or 2.0%). For the three months ended March 31, 2012, revenue from the new food industry segment (which commenced in April 2011) was $177,467 (after a reduction from revenue of $28,000 for the payment of slotting fees – see above). When compared to the prior year, the Company’s transportation logistics segment revenue decreased by 2.8% to $22,091,101 for the three months ended March 31, 2012, from $22,721,645 for the same period of 2011. This decrease is mainly the result of lower ocean freight shipping activity by our top two customers for the three months ended March 31, 2012 when compared to the prior year applicable period.

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

For the three months ended March 31, 2012, total cost of sales decreased by $286,842 (or 1.4%) to $20,077,801, as compared to $20,364,643 for the same period of 2011. As a percentage of revenue, total cost of sales increased to 90.2% for the three months ended March 31, 2012, from 89.6% for the same period of 2011, an 0.6 percentage point increase. When compared to the prior year, the Company’s transportation logistics segment cost of sales decreased by $514,122 (or 2.5%) to $19,850,521 from $20,364,643 for the same period of 2011, and as a percentage of revenue increased to 89.9% compared to 89.6% for the same period of 2011, a 0.3 percentage point increase. The changes are primarily a result of the decrease in revenue for the three months ended March 31, 2012 as compared to the prior year applicable period. Cost of sales within the food industry segment (which commenced in April 2011) were $233,280 for the three months ended March 31, 2012, while there were no such costs for the prior year applicable period.

Selling, General and Administrative Expense. For the three months ended March 31, 2012 and 2011, selling, general and administrative expenses were $2,704,997 (12.2% of revenue), and $2,419,085 (10.7% of revenue), respectively. This represents a year-over-year increase of $285,912, or 11.8%. The increases in amount and as a percentage of revenue are primarily the result of the selling, general and administrative expenses associated with the food industry segment (which commenced in April 2011) of approximately $152,014 for the three months ended March 31, 2012, while there were no such expenses for the prior year applicable period.

Depreciation and Amortization. For the three months ended March 31, 2012 and 2011, depreciation and amortization expenses were $104,610 and $80,880, respectively. This represents a year over year increase of $23,730, or 29.3%, and is mainly the result of the depreciation expenses associated with the new 15,000 square foot walk/drive-in freezer installed in our New Jersey warehouse for our traditional freight forwarding and logistics business segment.

Interest Expense. For the three months ended March 31, 2012 and 2011, interest expense was $44,050 and $25,742, respectively. This $18,308 increase is primarily the result of a higher interest rate and increased borrowings under our revolving line of credit with Community National Bank during the three months ended March 31, 2012 versus the same period of 2011.

Loss From Continuing Operations Before Taxes. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($662,446) for the three months ended March 31, 2012, as compared to a loss before taxes from continuing operations of ($167,771) for the same period of 2011.

Income Taxes.   The company recorded a net income tax benefit of ($264,615) and ($74,939) for the three months ended March 31, 2012 and 2011, respectively. Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Loss.   For the three months ended March 31, 2012 and 2011 there was a net loss of ($397,831) and ($140,271), respectively. Net loss available to common shareholders for the three months ended March 31, 2012 and 2011 was ($401,581) or ($0.02) per diluted share and ($144,021) or ($0.01) per diluted share, respectively.

Six months ended March 31, 2012 and 2011

Revenue. Total revenue for the six months ended March 31, 2012 was $45,853,700, as compared to $49,155,639 for the same period of fiscal 2011, a decrease of $3,301,939 (or 6.7%). For the six months ended March 31, 2012, revenue from the new food industry segment (which commenced in April 2011) was $413,464 (after a reduction from revenue of $218,900 for the payment of slotting fees – see above). When compared to the prior year, the Company’s transportation logistics segment revenue decreased by 7.6% to $45,440,236 for the six months ended March 31, 2012, from $49,155,639 for the same period of 2011. This decrease is mainly the result of lower ocean freight shipping activity by our top two customers for the six months ended March 31, 2012 when compared to the prior year applicable period.

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

For the six months ended March 31, 2012, total cost of sales decreased by $2,875,345 (or 6.5%) to $41,323,335, as compared to $44,198,680 for the same period of 2011. As a percentage of revenue, total cost of sales increased to 90.1% for the six months ended March 31, 2012, from 89.9% for the same period of 2011, a 0.2 percentage point increase. When compared to the prior year, the Company’s transportation logistics segment cost of sales decreased by $3,409,803 (or 7.7%) to $40,788,877 from $44,198,680 for the same period of 2011, and as a percentage of revenue decreased to 89.8% compared to 89.9% for the same period of 2011, a 0.1 percentage point decrease. The decrease is primarily a result of the decrease in revenue for the six months ended March 31, 2012 as compared to the prior year applicable period. Cost of sales within the food industry segment (which commenced in April 2011) were $534,458 for the six months ended March 31, 2012, while there were no such costs for the prior year applicable period.

Selling, General and Administrative Expense. For the six months ended March 31, 2012 and 2011, selling, general and administrative expenses were $5,341,143 (11.7% of revenue), and $4,844,629 (9.9% of revenue), respectively. This represents a year-over-year increase of $496,514, or 10.3%. The increases in amount and as a percentage of revenue are primarily the result of the selling, general and administrative expenses associated with the food industry segment (which commenced in April 2011) of approximately $307,054 for the six months ended March 31, 2012, while there were no such expenses for the prior year applicable period.

Depreciation and Amortization. For the six months ended March 31, 2012 and 2011, depreciation and amortization expenses were $184,541 and $160,022, respectively. This represents a year over year increase of $24,519, or 15.3%, and is mainly the result of the depreciation expenses associated with the new 15,000 square foot walk/drive-in freezer installed in our New Jersey warehouse for our traditional freight forwarding and logistics business segment.

Interest Expense. For the six months ended March 31, 2012 and 2011, interest expense was $83,683 and $72,785, respectively. This $10,898 increase is primarily the result of a higher interest rate and increased borrowings under our revolving line of credit with Community National Bank during the six months ended March 31, 2012 versus the same period of 2011.

Loss From Continuing Operations Before Taxes. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($1,077,358) for the six months ended March 31, 2012, as compared to a loss before taxes from continuing operations of ($118,290) for the same period of 2011.

Income Taxes.   The company recorded a net income tax benefit of ($432,615) and ($47,580) for the six months ended March 31, 2012 and 2011, respectively. Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Loss.   For the six months ended March 31, 2012 and 2011 there was a net loss of ($644,743) and ($131,701), respectively. Net loss available to common shareholders for the three months ended March 31, 2012 and 2011 was ($652,243) or ($0.03) per diluted share and ($139,201) or ($0.01) per diluted share, respectively.

liquidity and capital resources

General. Our ability to satisfy our liquidity requirements, which include satisfying our debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors. In addition, our food industry segment will require working capital for the purchase of products from suppliers to be held in inventory for the sale of the products at a future date and for the prepayment of slotting fees for positioning of retail store shelf space. Within our transportation logistics segment, generally we do not have a need for significant capital expenditure as we are a non-asset based freight forwarder.

Janel’s cash flow performance for the six months ended March 31, 2012 fiscal is not necessarily indicative of future cash flow performance.

As of March 31, 2012, and compared with the prior fiscal year applicable period, the Company’s cash and cash equivalents declined by $493,294, or 67.4%, to $238,931 from $732,225, respectively. During the six months ended March 31, 2012, Janel’s net working capital (current assets minus current liabilities) decreased by $790,656, or 110.6%, from $714,716 at September 30, 2011, to a negative ($75,940) at March 31, 2012. This decrease is due to the net loss of ($644,743) for the six months ended March 31, 2012 and capital expenditures of $127,899 for the period.

Cash flows from continuing operating activities. Net cash used in continuing operating activities was ($628,562) for the six months ended March 31, 2012, compared to net cash provided by continuing operating activities of $39,022 for the six months ended March 31, 2011. The change was principally driven by a decrease in payments of outstanding accounts receivable, the net loss for the six months ended March 31, 2012, the purchase of inventory for the new food industry segment, an increase in security deposits, and a change in the deferred tax asset, which were partially offset by a decrease in payments of outstanding accounts payable and a decrease in prepaid expenses.

Cash flows from discontinued operating activities. There was no net cash used in discontinued operating activities for the six months ended March 31, 2012, compared to net cash used in discontinued operating activities of ($52,822) for the six months ended March 31, 2012.

Cash flows from investing activities. Net cash used for investing activities, primarily capital expenditures for property and equipment, were $128,144 and $48,886 for the six months ended March 31, 2012 and 2011, respectively.

Cash flows from financing activities. Net cash provided by financing activities was $490,808 for the six months ended March 31, 2012, compared to net cash used in financing activities of ($560,001) for the six months ended March 31, 2011. The cash provided by financing activities for the six months ended March 31, 2012, consisted primarily of an increase in the amount of $350,000 in borrowings under our bank line of credit, the sale on October 14, 2011 of 750,000 shares of the Company’s common stock for $150,000 and the repayment of a loan receivable for $47,899. Net cash used in financing activities for the six months ended March 31, 2011 primarily consisted of the early repayment on October 4, 2010 of the $435,000 non-interest bearing note payable due under the July 2008 FIL asset purchase acquisition (refer to Note 2(B) of our consolidated audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011), the purchase of treasury stock for $37,625 and the repayment of long-term debt in the amount of $83,333.

Community National Bank Borrowing Facility. On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility was the prime rate plus 1%, with a minimum rate of 5%. Under the CNB Facility, Janel New York may borrow up to $3.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable. On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank. While the CNB Facility was initially for a one year term expiring on July 31, 2011, on August 1, 2011 the CNB Facility was renewed for an additional one year term. Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and were originally guaranteed by James N. Jannello, the Company’s Chief Executive Officer. Effective November 1, 2011, the terms of the CNB Facility were amended to release James N. Jannello from his personal guarantee of the Company’s obligations to CNB, to increase the minimum interest rate from 5.0% per annum to 7.0% per annum, and an unused line fee equal to one-half of one percent per annum was instituted. All other terms of the CNB Facility remained unchanged. As of March 31, 2012, there were outstanding borrowings of $1,301,335 under the CNB Facility (which represented 59.8% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $2,177,884.

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

Working Capital Requirements. The Company’s cash needs are currently met by the CNB Facility and cash on hand. As of March 31, 2012, the Company had $876,549 available under its $3.5 million CNB Facility and $238,931 in cash from operations and cash on hand.. On May 1, 2012, subsequent to the period covered by this report, we borrowed an additional $300,000 from our CNB Facility. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the short term and are actively pursuing additional investment capital for the long term. However, our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty.

Current Outlook

Our results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel’s various current and prospective customers. Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces. We cannot accurately forecast many of these factors nor can we estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

Our new food segment continues to incur losses and the Company’s Board of Directors has determined that it is in the Company’s best interests to divest the food segment and refocus our growth strategy on our transportation logistics business.

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2012 and beyond through several avenues. During the quarter ended March 31, 2012, we placed in service a new 15,000 square foot walk/drive-in freezer in our New Jersey warehouse to compliment our traditional freight forwarding and logistics business, and we have realized expanded warehouse revenue with higher gross profit margins from this new service. The Company’s strategy for further growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; seek out and pursue privately held transportation-related firms which may ultimately lead to their acquisition by the Company; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

Certain elements of our growth strategy, principally candidates for acquisition are contingent upon the availability of adequate financing on terms acceptable to the Company.  We are continuing our efforts to secure long-term financing, but to date have been unable to complete any such long-term financing transactions at terms we deem acceptable, and we cannot presently anticipate when or if financing on acceptable terms will become available. We are also seeking to raise additional investment capital in order to implement our growth strategy. There can be no assurance that we will be successful in raising additional capital on terms acceptable to us. Therefore, the implementation of significant aspects of our strategic growth plan may be delayed.

Accordingly, our two key milestones in the short term are (i) the sale or divestiture of our food segment which to date continues to incur losses, and (ii) the successful raise of additional investment capital in order to grow our transportation logistics segment.

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

As previously reported, on August 22, 2011, Janel’s former chief financial officer filed a civil suit in the United States District Court for the Eastern District of New York (Case No. CV-114041), against defendants Janel World Trade, Ltd., James N. Jannello, the Chief Executive Officer of the Company, and Stephen Cesarski, the former president of the Company. The complaint alleges among other things, discrimination and harassment. On January 11, 2012 the Company entered into a settlement agreement and settled the lawsuit for $250,000. The settlement requires payments to be made on January 15, 2012, March 31, 2012, June 30, 2012 and September 30, 2012 in the amount of $50,000, $60,000, $60,000 and $80,000, respectively. To date, $110,000 has been paid. The settlement amount was fully reserved for at fiscal year ended September 30, 2011.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)
10.2	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)
10.3	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)
10.4	Revised Promissory Note dated November 1, 2011, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank, and Revised Business Loan Agreement dated November 1, 2011 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011, File No. 333-60608)
10.5	Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.6	Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated May 15, 2012
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, March 31, 2012 and September 30, 2011, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (v) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012	JANEL WORLD TRADE, LTD.
Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

- 19 -