Form 10-Q
period 2012-06-30
JANEL WORLD TRADE LTD
filed 2012-08-14
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2012

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 10, 2012 was 21,854,868.

JANEL WORLD TRADE, LTD.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets, June 30, 2012 (unaudited) and September 30, 2011 (audited)	3

	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended June 30, 2012 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	16

Part II - Other Information

Item 6.	Exhibits	17

	Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2012	SEPTEMBER 30, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179,228	$477,141
Accounts receivable, net of allowance for doubtful accounts of $263,054 at June 30, 2012 and $289,547 at September 30, 2011	6,836,269	5,861,779
Marketable securities	63,384	52,352
Loans receivable – officers	-	92,817
Prepaid expenses and sundry current assets	116,146	114,835
Tax refund receivable	-	148,000
“Assets” in discontinued operations	-	633,098
TOTAL CURRENT ASSETS	7,195,027	7,380,022

PROPERTY AND EQUIPMENT, NET	496,120	459,850
OTHER ASSETS:
Intangible assets, net	3,059,360	3,271,649
Security deposits	167,049	97,299
Deferred income taxes	1,541,304	1,184,003
TOTAL OTHER ASSETS	4,767,713	4,552,951
TOTAL ASSETS	$12,458,860	$12,392,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable – bank	$1,601,335	$951,335
Note payable – other	-	100,000
Accounts payable – trade	5,176,797	4,536,815
Accrued expenses and taxes payable	355,321	415,577
Current portion of long-term debt – bank	75,906	86,360
Current portion of long-term debt – related party	289,651	249,618
“Liabilities” in discontinued operations	-	325,601
TOTAL CURRENT LIABILITIES	7,499,010	6,665,306
OTHER LIABILITIES:
Long-term debt – bank	241,275	298,625
Long-term debt – related party	826,666	826,666
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	1,146,509	1,203,859
STOCKHOLDERS’ EQUITY	3,813,341	4,523,658
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,458,860	$12,392,823

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011

REVENUES	$24,012,080	$22,446,556	$69,452,316	$71,602,195
COSTS AND EXPENSES:
Cost of sales	21,461,733	20,106,380	62,250,610	64,305,060
Selling, general and administrative	2,510,805	2,465,995	7,547,758	7,310,624
Depreciation and amortization	104,916	82,725	286,592	242,747
TOTAL COST AND EXPENSES	24,077,454	22,655,100	70,084,960	71,858,431
LOSS FROM OPERATIONS	(65,374)	(208,544)	(632,644)	(256,236)
OTHER ITEMS:
Interest and dividend income	-	945	1,644	3,132
Interest expense	(44,872)	(32,461)	(126,144)	(105,246)
TOTAL OTHER ITEMS	(44,872)	(31,516)	(124,500)	(102,114)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(110,246)	(240,060)	(757,144)	(358,350)
Income taxes (credits)	(51,465)	(95,109)	(337,724)	(142,689)
LOSS FROM CONTINUING OPERATIONS	(58,781)	(144,951)	(419,420)	(215,661)
Loss from discontinued operations, net of tax	(156,331)	(102,672)	(440,435)	(163,664)
NET LOSS	$(215,112)	$(247,623)	$(859,855)	$(379,325)

OTHER COMPREHENSIVE INCOME NET OF TAX :
Unrealized gain (loss) from available for sale securities	(2,149)	97	10,788	8,526

TOTAL COMPREHENSIVE LOSS	$(217,261)	$(247,526)	$(849,067)	$(370,799)

Basic earnings (loss) per share:
Continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Total	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Diluted earnings (loss) per share:
Continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Total	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Basic weighted average number of shares
Outstanding	21,732,192	20,982,192	21,696,608	20,851,714
Fully diluted weighted average number of shares outstanding	23,367,442	22,617,442	23,331,858	22,762,715

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK			ADDITIONAL		ACCUMULATED OTHER
	SHARES	$	SHARE	$	TREASURY STOCK	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	TOTAL
BALANCE–SEPTEMBER 30, 2011	21,104,868	$21,105	1,063,525	$1,064	$(48,891)	$4,695,415	$(131,003)	$(14,032)	$4,523,658

Net loss	-	-	-			-	(859,855)	-	(859,855)

Dividends to preferred shareholders	-	-	-	-	-	-	(11,250)	-	(11,250)

Common stock issuance	750,000	750	-	-	-	149,250	-	-	150,000

Other comprehensive gains:
Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	10,788	10,788

BALANCE – June 30, 2012	21,854,868	$21,855	1,063,525	$1,064	$(48,891)	$4,844,665	$(1,002,108)	$(3,244)	$3,813,341

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2012	2011
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(419,420)	$(215,661)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Bad debt reserve	26,494	78,283
Depreciation and amortization	286,592	242,747
Amortization of imputed interest	40,000	60,648
Deferred income taxes	(357,301)	(29,000)
Changes in operating assets and liabilities:
Accounts receivable	(367,887)	288,488
Tax refund receivable	148,000	(148,000)
Prepaid expenses and sundry current assets	(1,311)	(98,498)
Accounts payable and accrued expenses	254,159	(119,310)
Security deposits	(69,750)	(43,500)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(460,424)	16,197
NET CASH USED IN DISCONTINUED OPERATIONS	(436,615)	(250,219)
INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(114,393)	(326,829)
Purchase of marketable securities	(245)	(298)
NET CASH USED IN INVESTING ACTIVITIES	(114,638)	(327,127)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock	150,000	-
Dividend paid	(11,250)	(11,250)
Purchase of treasury stock	-	(37,625)
Borrowings under bank line of credit	650,000	-
Borrowings under bank term loan	-	400,000
Repayment of long-term debt	(67,803)	(136,524)
Repayment of loans receivable	92,817	2,287
Repayment of note payable – other	(100,000)	-
Repayment of loan payable – related party	-	(435,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	713,764	(218,112)
DECREASE IN CASH AND CASH EQUIVALENTS	(297,913)	(779,261)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	477,141	1,354,912
CASH AND CASH EQUIVALENTS – END OF PERIOD	$179,228	$575,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$89,151	$44,598
Income taxes	$5,000	$325,243
Non-cash financing activities:
Unrealized gain (loss) on marketable securities	$10,788	$8,526
Dividends declared to preferred stockholders	$(11,250)	$(11,250)
Acquisition of business:
Intangible assets acquired		$1,840,000
Common stock issued		(600,000)
Long-term debt issued (net of imputed interest)		(1,240,000)
Effect on cash		$-

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

2	DISCONTINUED OPERATION

On June 15, 2012, Janel Ferrara Logistics, LLC, a subsidiary of the Company (the “Seller”), entered into an Asset Purchase and Sale and Assumption of Liabilities Agreement (the “Agreement”) with Mann Global Enterprises, LLC (the “Purchaser”) pursuant to which the Purchaser purchased all of the Seller’s assets used in connection with the Company’s food industry vertical sales business. The Company has incurred significant losses since establishing its food industry vertical sales business segment, and the disposition of this segment was recommended by the Company’s outside financial advisers.

Under the terms of the Agreement, the Purchaser assumed liabilities of the Seller in the amount of at least $639,000, and agreed to indemnify the Seller against future liabilities of the business operated by the Purchaser.

3	DEFERRED COMPENSATION

Deferred compensation of $78,568 represents compensation due to an officer of the Company upon termination, retirement or death.  This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

4	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2012	September 30, 2011

Non-interest bearing note payable to a related party, net of imputed interest, due when earned (see Note 6 regarding the earn-out period).	$1,116,317	$1,076,285

Term loan payable in monthly installments of $7,735 including interest at 6% per annum due 2016. The loan is collateralized by substantially all assets of the Company.	317,181	371,095

Term loan payable in monthly installments of $13,889, plus interest at a bank’s prime rate minus .50% per annum. The loan is collateralized by substantially all assets of a subsidiary of the Company.	-	13,889
	1,433,498	1,461,269
Less current portion	365,557	335,978
	$1,067,941	$1,125,291
These obligations mature as follows:
2012	$365,557
2013	493,860
2014	498,826
2015	75,255

	$1,433,498

5	ACQUISITIONS

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

The consideration has been allocated as follows:

Tangible assets:
Furniture and equipment	$-

Intangible assets:
Identifiable intangibles, subject to amortization	1,220,000
Goodwill	620,000
1,840,000

Purchase price	$1,840,000

6	SALE OF COMMON STOCK

On October 14, 2011, the Company sold 750,000 shares of the Company’s Common Stock, par value $0.001 per share, at a purchase price of $0.20 per share, or an aggregate of $150,000, to an accredited investor in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. The Company used the proceeds from the sale for general corporate purposes.

7	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

8	SUBSEQUENT EVENTS

On August 10, 2012, subsequent to the period covered by this report, and pending the completion of an accounts receivable audit by CNB, the maturity of the CNB Facility was extended for two months until September 30, 2012, the maximum amount available under the CNB Facility was reduced from $3.5 million to $2.5 million, subject to the borrowing base limit referenced above, and the personal guarantee of James N. Jannello, the Company’s Chief Executive Officer, was reinstated. Upon completion of the accounts receivable audit and the review of the audit report by CNB, CNB and the Company will discuss the continuation of the CNB Facility and CNB will determine whether it will continue to provide a revolving line of credit to the Company. No assurances can be given that the Company will be successful in finding a replacement credit facility on terms acceptable to the Company in the event CNB determines to not renew the CNB Facility.

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

overview

Janel is a non-asset based third party logistics services company, engaged in full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers, customs brokerage services, and warehousing and distribution services. From April 2011 until June 2012, we operated a vertical sales and supply chain food industry business segment including supplier selection, manufacturing, transportation, import, distribution, marketing and sales within the food industry. During the June 2012 quarter the Company divested itself of and discontinued the food industry segment and now operates as one reportable business segment. During our 2011 fiscal year we discontinued our computer software sales, support and maintenance business segment.

Our headquarters are in Jamaica, New York and we operate through a network which includes five company-owned offices in the United States and independent international agents in approximately 52 countries around the world.

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

results of operations

The following discussion and analysis addresses the results of operations for the three and nine months ended June 30, 2012, as compared to the results of operations for the three and nine months ended June 30, 2011. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. As noted above, during the June 2012 quarter, the Company divested itself of the food segment and therefore only has one reportable business segment.

Three months ended June 30, 2012 and 2011

Revenue. Total revenue for the three months ended June 30, 2012 was $24,012,080, as compared to $22,446,556 for the same period of fiscal 2011, an increase of $1,565,524 or 7.0%. This increase is mainly the result of higher ocean freight shipping activity for the three months ended June 30, 2012 when compared to the prior year’s period.

Cost of Sales. Cost of sales is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments.

For the three months ended June 30, 2012, cost of sales increased by $1,355,353, or 6.7%, to $21,461,733, as compared to $20,106,380 for the same period of 2011. As a percentage of revenue, cost of sales decreased slightly to 89.4% for the three months ended June 30, 2012, from 89.6% for the same period of 2011, an 0.2 percentage point decrease. The changes are primarily a result of the increase in revenue for the three months ended June 30, 2012 as compared to the prior year’s period.

Selling, General and Administrative Expense. For the three months ended June 30, 2012 and 2011, selling, general and administrative expenses were $2,510,805 (10.5% of revenue), and $2,465,995 (11.0% of revenue), respectively. This represents a year-over-year increase of $44,810, or 1.8%. When compared to the prior year, this increase is primarily a result of higher rent expense at our New Jersey warehouse resulting from an increase in the amount of square footage leased at this location which are partially offset by lower labor related expenses on a company wide basis when compared to the prior year.

Depreciation and Amortization. For the three months ended June 30, 2012 and 2011, depreciation and amortization expenses were $104,916 and $82,725, respectively. This represents a year over year increase of $22,191, or 26.8%, and is mainly the result of the depreciation expenses associated with the new 15,000 square foot walk/drive-in freezer installed in our New Jersey warehouse.

Interest Expense. For the three months ended June 30, 2012 and 2011, interest expense was $44,872 and $32,461, respectively. This $12,411 increase is primarily the result of a higher interest rate and increased borrowings under our revolving line of credit with Community National Bank during the three months ended June 30, 2012 versus the same period of 2011.

Loss From Continuing Operations Before Taxes. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($110,246) for the three months ended June 30, 2012, as compared to a loss before taxes from continuing operations of ($240,060) for the same period of 2011.

Income Taxes.   The company recorded a net income tax benefit of ($51,465) and ($95,109) for the three months ended June 30, 2012 and 2011, respectively. Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Loss.   For the three months ended June 30, 2012 and 2011 there was a net loss of ($215,112) and ($247,623), respectively. Net loss available to common shareholders for the three months ended June 30, 2012 and 2011 was ($218,862) or ($0.01) per diluted share and ($251,373) or ($0.01) per diluted share, respectively.

Nine months ended June 30, 2012 and 2011

Revenue. Total revenue for the nine months ended June 30, 2012 was $69,452,316, as compared to $71,602,195 for the same period of fiscal 2011, a decrease of $2,149,879 (or 3.0%). This decrease is mainly the result of lower ocean freight shipping activity by our top two customers for the nine months ended June 30, 2012 when compared to the prior year’s period.

Cost of Sales. Cost of sales is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments.

For the nine months ended June 30, 2012, total cost of sales decreased by $2,054,450 (or 3.2%) to $62,250,610, as compared to $64,305,060 for the same period of 2011. As a percentage of revenue, total cost of sales decreased to 89.6% for the nine months ended June 30, 2012, from 89.8% for the same period of 2011, a 0.2 percentage point increase. The changes are primarily a result of the decrease in revenue for the nine months ended June 30, 2012 as compared to the prior year’s period

Selling, General and Administrative Expense. For the nine months ended June 30, 2012 and 2011, selling, general and administrative expenses were $7,547,758 (10.9% of revenue), and $7,310,624 (10.2% of revenue), respectively. This represents a year-over-year increase of $237,134, or 3.2%. When compared to the prior year, the increases in amount and as a percentage of revenue are primarily the result of higher rent and related expenses at our New Jersey warehouse resulting from an increase in the amount of square footage leased at this location which are partially offset by lower labor related expenses on a company wide basis when compared to the prior year.

Depreciation and Amortization. For the nine months ended June 30, 2012 and 2011, depreciation and amortization expenses were $286,592 and $242,747, respectively. This represents a year over year increase of $43,845, or 18.1%, and is mainly the result of the depreciation expenses associated with the new 15,000 square foot walk/drive-in freezer installed in our New Jersey warehouse.

Interest Expense. For the nine months ended June 30, 2012 and 2011, interest expense was $126,144 and $105,246, respectively. This $20,898 increase is primarily the result of a higher interest rate and increased borrowings under our revolving line of credit with Community National Bank during the nine months ended June 30, 2012 versus the same period of 2011.

Loss From Continuing Operations Before Taxes. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($757,144) for the nine months ended June 30, 2012, as compared to a loss before taxes from continuing operations of ($358,350) for the same period of 2011.

Income Taxes.   The company recorded a net income tax benefit of ($337,724) and ($142,689) for the nine months ended June 30, 2012 and 2011, respectively. Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Net Loss.   For the nine months ended June 30, 2012 and 2011 there was a net loss of ($859,855) and ($379,325), respectively. Net loss available to common shareholders for the nine months ended June 30, 2012 and 2011 was ($871,105) or ($0.04) per diluted share and ($390,575) or ($0.02) per diluted share, respectively.

liquidity and capital resources

General. Our ability to satisfy our liquidity requirements, which include satisfying our debt obligations and funding working capital, day-to-day operating expenses and capital expenditures, depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors. Generally we do not have a need for significant capital expenditure as we are a non-asset based freight forwarder.

Janel’s cash flow performance for the nine months ended June 30, 2012 is not necessarily indicative of future cash flow performance.

As of June 30, 2012, and compared with the prior fiscal year applicable period, the Company’s cash and cash equivalents declined by $297,913, or 62.4%, to $179,228 from $477,141, respectively. During the nine months ended June 30, 2012, Janel’s net working capital (current assets minus current liabilities) decreased by $1,018,699, or 142.6%, from $714,716 at September 30, 2011, to a negative ($303,983) at June 30, 2012. This decrease is primarily due to the net loss of ($859,855) for the nine months ended June 30, 2012 and capital expenditures of $114,393 for the period.

Cash flows from continuing operating activities. Net cash used in continuing operating activities was ($460,424) for the nine months ended June 30, 2012, compared to net cash provided by continuing operating activities of $16,197 for the nine months ended June 30, 2011. The change was principally driven by a decrease in payments of outstanding accounts receivable, the net loss for the nine months ended June 30, 2012, an increase in security deposits, a change in the deferred tax asset, which were partially offset by a decrease in payments of outstanding accounts payable and the receipt of a federal tax refund.

Cash flows from discontinued operating activities. Net cash used in discontinued operating activities were ($436,615) and ($250,219) for the nine months ended June 30, 2012, respectively.

Cash flows from investing activities. Net cash used for investing activities, primarily capital expenditures for property and equipment, were $114,638 and $327,127 for the nine months ended June 30, 2012 and 2011, respectively.

Cash flows from financing activities. Net cash provided by financing activities was $713,764 for the nine months ended June 30, 2012, compared to net cash used in financing activities of ($218,112) for the nine months ended June 30, 2011. The cash provided by financing activities for the nine months ended June 30, 2012, consisted primarily of an increase in the amount of $650,000 in borrowings under our bank line of credit, the sale on October 14, 2011 of 750,000 shares of the Company’s common stock for $150,000 and the repayment of a loan receivable for $92,817. Net cash used in financing activities for the nine months ended June 30, 2011 primarily consisted of the early repayment on October 4, 2010 of the $435,000 non-interest bearing note payable due under the July 2008 FIL asset purchase acquisition (refer to Note 2(B) of our consolidated audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011), the repayment of long-term debt in the amount of $136,524 and the purchase of treasury stock for $37,625; which were partially offset by a $400,000 term loan with our bank (refer to Community National Bank Term Loan, below).

Community National Bank Borrowing Facility. On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). The new credit facility (the “CNB Facility”) replaces Janel New York’s previous term loan agreement with JPMorgan Chase Bank. The interest rate of the CNB Facility was the prime rate plus 1%, with a minimum rate of 5%. Under the CNB Facility, Janel New York may borrow up to $3.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable. On August 3, 2010, $951,190 of the CNB Facility was used to pay off the outstanding balances under the term loan with JPMorgan Chase Bank. While the CNB Facility was initially for a one year term expiring on July 31, 2011, on August 1, 2011 the CNB Facility was renewed for an additional one year term. Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and were originally guaranteed by James N. Jannello, the Company’s Chief Executive Officer. Effective November 1, 2011, the terms of the CNB Facility were amended to release James N. Jannello from his personal guarantee of the Company’s obligations to CNB, to increase the minimum interest rate from 5.0% per annum to 7.0% per annum, and an unused line fee equal to one-half of one percent per annum was instituted. All other terms of the CNB Facility remained unchanged. As of June 30, 2012, there were outstanding borrowings of $1,601,335 under the CNB Facility (which represented 50.1% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $3,164,594.

On August 10, 2012, subsequent to the period covered by this report, and pending the completion of an accounts receivable audit by CNB, the maturity of the CNB Facility was extended for two months until September 30, 2012, the maximum amount available under the CNB Facility was reduced from $3.5 million to $2.5 million, subject to the borrowing base limit referenced above, and the personal guarantee of James N. Jannello, the Company’s Chief Executive Officer, was reinstated. Upon completion of the accounts receivable audit and the review of the audit report by CNB, CNB and the Company will discuss the continuation of the CNB Facility and CNB will determine whether it will continue to provide a revolving line of credit to the Company. No assurances can be given that the Company will be successful in finding a replacement credit facility on terms acceptable to the Company in the event CNB determines to not renew the CNB Facility.

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

Working Capital Requirements. The Company’s cash needs are currently met by the CNB Facility and cash on hand. As of June 30, 2012, the Company had $1,563,259 available under its $3.5 million CNB Facility and $179,228 in cash from operations and cash on hand. Following the August 10, 2012 extension and modification of the CNB Facility discussed above, the Company has $898,665 available under the CNB Facility. Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty. If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations. We are actively pursuing additional investment capital for the short and long term, however there is no assurance that our efforts will be successful. If we are not successful in funding our working capital requirements, the Company’s operations will be materially negatively impacted.

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

Our food segment incurred losses and the Company’s Board of Directors determined that it was in the Company’s best interests to divest the food segment and refocus our growth strategy on our transportation logistics business. During June 2012, the company divested itself of the food segment and as a result, the losses from the food segment have been eliminated.

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

Certain elements of our profitability and growth strategy are contingent upon the availability of adequate financing on terms acceptable to the Company.  We are currently focused on the renewal of our CNB Facility for the short and long-term, and are continuing our efforts to secure longer-term financing. To date we have been unable to complete any such longer-term financing transactions at terms we deem acceptable, and we cannot presently anticipate when or if financing on acceptable terms will become available. We are also seeking to raise additional investment capital in order to implement our growth strategy. There can be no assurance that we will be successful in raising additional capital on terms acceptable to us. Therefore, the implementation of significant aspects of our strategic growth plan may be delayed.

Accordingly, our key milestone in the very short term is the successful renewal of our revolving credit facility, and the raise of additional investment capital in order to grow our traditional freight forwarding and logistics business. If either of these milestones in not reached in a timely manner, the Company’s continued operations and growth plans will be materially negatively impacted.

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

PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS

Exhibit No.
3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)
10.2	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)
10.3	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)
10.4	Revised Promissory Note dated November 1, 2011, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank, and Revised Business Loan Agreement dated November 1, 2011 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011, File No. 333-60608)
10.5	Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.6	Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.7	Letter agreement with respect to the extension by Community National Bank of the maturity of the line of credit to Registrant’s subsidiary, The Janel Group of New York, Inc.*
10.8	Asset Purchase and Sale and Assumption of Liabilities Agreement by and among Janel Ferrara Logistics, LLC, and Mann Global Enterprises, LLC, dated June 15, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2012, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated August 14, 2012*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, June 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (v) Notes to Unaudited Consolidated Financial Statements #

*	Filed herewith
#	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012	JANEL WORLD TRADE, LTD.
Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

-18-