Form 10-Q/A
period 2012-06-30
JANEL WORLD TRADE LTD
filed 2012-08-31
CIK 1133062

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

Large Accelerated File ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

The number of shares of Common Stock outstanding as of August 10, 2012 was 21,854,868.

JANEL WORLD TRADE, LTD.

The Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Commission on August 14, 2012. The purpose of the amendment is to include interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)
10.2	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)
10.3	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)
10.4	Revised Promissory Note dated November 1, 2011, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank, and Revised Business Loan Agreement dated November 1, 2011 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011, File No. 333-60608)
10.5	Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.6	Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.7	Letter agreement with respect to the extension by Community National Bank of the maturity of the line of credit to Registrant’s subsidiary, The Janel Group of New York, Inc. (previously filed)
10.8	Asset Purchase and Sale and Assumption of Liabilities Agreement by and among Janel Ferrara Logistics, LLC, and Mann Global Enterprises, LLC, dated June 15, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2012, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (previously filed)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer (previously filed)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (previously filed)
32.1	Section 1350 Certifications (previously filed)
99.1	Press release dated August 14, 2012 (previously filed)
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, June 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (v) Notes to Unaudited Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2012	JANEL WORLD TRADE, LTD.
Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

- 4 -