Form 10-K
period 2012-09-30
JANEL WORLD TRADE LTD
filed 2013-01-07
CIK 1133062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2012 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 333-60608

JANEL WORLD TRADE, LTD.

(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(718) 527-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2012, was $1,179,648.

The number of shares of Common Stock outstanding as of January 4, 2013 was 21,732,192.

JANEL WORLD TRADE, LTD.
2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Background

Janel World Trade, Ltd. (“we”, “the Company” or “Janel”) provides logistics services for importers and exporters worldwide, through its wholly owned subsidiaries. Our principal executive office is located at 150-14 132nd Avenue, Jamaica, NY 11434, adjacent to the John F. Kennedy International Airport, and our telephone number is 718-527-3800. Information about us may be obtained from our website www.janelgroup.net. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, are available free of charge on the website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system. Simply select the “Investors” menu item, and then click on the “SEC Filings” link. The SEC’s EDGAR reporting system can also be accessed directly at www.sec.gov. The Company was incorporated in Nevada in August 2000 as the successor to operations commenced in 1975 – see history, below.

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

Janel conducts its business through a network of Company-operated facilities and independent agent relationships in most trading countries. During fiscal 2012 (Janel’s fiscal year ends September 30), the Company handled approximately 39,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $98.7 million in fiscal 2012, $98.4 million in fiscal 2011 and $88.4 million in 2010. In fiscal 2012, approximately 69% of revenue related to import activities, 6% to export, 21% to break-bulk and forwarding, and 4% to warehousing, distribution and trucking.

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

In October 2007, the Company acquired certain assets of Order Logistics, Inc. (OLI) consisting of proprietary technology, intellectual property (including the name “Order Logistics”), office locations and equipment and customer lists for use in the management and expansion of the Company’s international integrated logistics transport services business. This operation was discontinued during our 2011 fiscal year.

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

In April 2011, the Company started, through its Janel Ferrara Logistics, LLC wholly owned subsidiary, a new business segment which was comprised of vertical sales and supply chain services primarily in the food industry. In June 2012, as a result of the significant losses incurred since the establishment of the food industry business segment, Janel Ferrara Logistics, LLC (“Seller”) entered into an Asset Purchase and Sale and Assumption of Liabilities Agreement with Mann Global Enterprises, LLC (“Purchaser”) pursuant to which the Purchaser purchased all of the Seller’s assets used in connection with the Company’s food industry vertical sales business (see above for a description of the transaction).

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

Customers, Sales and Marketing

While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the Company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2012, the Company shipped goods and provided logistics services for approximately 1,000 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the Company’s franchise or agent relationships. We have two customers that each account for over 10% of our revenues in fiscal 2012: The Conair Corporation (which accounts for approximately 16% of revenue) and H.H. Brown Shoe Company (which accounts for approximately 15% of revenue).

James N. Jannello and William J. Lally, the Company’s Chief Executive Officer and President, respectively, are principally responsible for the marketing of the Company’s services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

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

Employees

As of September 30, 2012, Janel employed 78 people; 36 in its Jamaica, New York headquarters, and Lynbrook, New York back office; 13 in Hillside, New Jersey; 11 in Elk Grove Village, Illinois; 5 in Forest Park, Georgia: and 13 in Inglewood, California. Approximately 58 of the Company’s employees are engaged principally in operations, 13 in finance and administration and seven in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

We may not have sufficient working capital to continue operations.

Our cash needs are currently met by our commercial bank credit facilities and cash on hand. Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty. If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations. We are actively pursuing additional investment capital for the very short and long terms; however there is no assurance that our efforts will be successful. If we are not successful in funding our working capital requirements, the Company’s operations will be materially negatively impacted.

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

Janel’s Officers and Directors control the Company.

The officers and directors of the Company control the vote of approximately 40.4% of the outstanding shares of Common Stock. The Company’s stock option plan provides 1,600,000 shares of Common Stock regarding which options may be granted to key employees of the Company. As a result, the officers and directors of the Company control the election of the Company’s directors and will have the ability to control the affairs of the Company. Furthermore, they will, by virtue of their control of a large majority of the voting shares, have controlling influence over, among other things, the ability to amend the Company’s Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity.

Failure to comply with governmental permit and licensing requirements or statutory and regulatory requirements could result in civil and criminal sanctions, fines or revocation of our operating authorities, and changes in these requirements could adversely affect us.

                Our operations are subject to various state, local, federal and foreign statutes and regulations prohibiting various activities that in many instances require permits and licenses. Our failure to maintain compliance with applicable law and regulations, required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating authorities. Moreover, government deregulation efforts, “modernization” of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect us.

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

As of September 30, 2011, Janel leased office and warehouse space in 5 cities located in the United States. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2015, with an annual base rent of $160,409. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which expires February 28, 2013, with an annual rent of $48,048 through February 28, 2013. Janel’s Elk Grove Illinois office occupied approximately 2,170 square feet with an additional 450 square feet of warehouse space, all subject to a under a lease with a term ending May 31, 2014, with an annual base rent of $42,000. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires on August 31, 2014 with an annual rent of $28,836. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires on June 30, 2016, with an annual rent of $83,100 through May 31, 2014, and increases every eighteen (18) months based upon the CPI with a limit of up to 4.5% per year. Janel’s Hillside New Jersey location operates in two separate locations. The first location occupies approximately 7,000 square feet of office space adjoined by 200,000 square feet of warehouse space with a term ending August 31, 2021, with an annual base rent of $725,004 through August 31, 2016 and the second location occupies approximately 1,000 square feet of office space adjoined by 47,600 square feet of warehouse space with a term ending May 31, 2016, with an annual base rent of $182,250 through May 31, 2013. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

ITEM 3.	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

On June 22, 2012 (amended September 5, 2012), Fratelli Masturzo S.R.L., Clematis, S.R.L., Fratelli Longobardi S.R.L. and Pancrazio S.P.A. filed a law suit in the Supreme Court of the State of New York County of Queens against The Janel Group of New York, Inc., Ferrara International Logistics, Inc., Tutto Italia USA, LLC and Paul Sorvino Foods, Inc. (Case No. 18503-12). The complaint alleges the non-payment of food product purchases totaling $186,728. The Company intends to vigorously defend this claim.

On June 27, 2012, Allegiance Retail Services, LLC and Foodtown, Inc. filed a law suit in the Supreme Court of New Jersey against Janel Ferrara Logistics, LLC d/b/a Paul Sorvino Foods. The complaint alleges the non-payment of invoices for the placing, merchandising, marketing and promoting of food products totaling $103,856. The Company intends to vigorously defend this claim.

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

Fiscal Year Ended September 30, 2012

First Quarter	High	$0.17
	Low	$0.09

Second Quarter	High	$0.19
	Low	$0.09

Third Quarter	High	$0.15
	Low	$0.06

Fourth Quarter	High	$0.08
	Low	$0.03

Fiscal Year Ended September 30, 2011

First Quarter	High	$0.44
	Low	$0.30

Second Quarter	High	$0.44
	Low	$0.24

Third Quarter	High	$0.32
	Low	$0.22

Fourth Quarter	High	$0.30
	Low	$0.14

On December 24, 2012, the Company had 57 holders of record and approximately 366 beneficial holders of its shares of Common Stock. The closing price of the Common Stock on that date was $0.06 per share.

ITEM 6.	SELECTED FINANCIAL DATA

JANEL WORLD TRADE, LTD.

(in thousands, except per share data)

	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenue	$98,703	$98,397	$88,429	$71,663	$82,261
Costs and expenses	97,761	98,499	87,073	71,135	81,485
Depreciation and Amortization	393	338	214	302	56
Income (loss) from continuing operations	$549	$(440)	$1,142	$226	$720
Loss from discontinued operations, net of tax	(667)	(312)	(215)	(517)	(774)
Impairment loss	(1,167)	-	-	(1,066)	(1,813)
Net income (loss)	$(2,679)	$(658)	$383	$(1,241)	$(1,645)
Net income (loss) per common share	$(0.12)	$(0.03)	$0.02	$(0.07)	$(0.10)
Net (loss) per common share from discontinued operations	$(0.03)	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Balance Sheet Data:
Total assets	$9,099	$12,393	$11,342	$10,025	$13,471
Working capital (deficiency)	(207)	715	1,832	2,491	2,651
Current liabilities	6,806	6,665	6,613	4,308	6,411
Long-term liabilities	300	1,204	92	1,585	2,189
Shareholders’ equity	$1,993	$4,524	$4,637	$4,132	$4,871

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2012, as compared to the results of operations for the fiscal year ended September 30, 2011 and the fiscal year ended September 30, 2011, as compared to the results of operations for the fiscal year ended September 30, 2010. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

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

Years ended September 30, 2012 and 2011

Revenue. Total revenue from continuing operations for fiscal 2012 was $98,702,647, as compared to $98,396,617 for the same period of fiscal 2011, an increase of $306,030 or 0.3%. This increase is mainly the result of increased warehouse revenue when compared to the prior year. Net revenue (revenue minus forwarding expense) in fiscal 2012 was $9,925,934, an increase of $397,783 or 4.2% as compared to net revenue of $9,528,151 for fiscal 2011.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments.

For fiscal 2012, forwarding expense decreased by $91,753, or 0.1%, to $88,776,713 as compared to $88,868,466 for fiscal 2011 and as a percentage of revenue decreased to 89.9% for fiscal 2012, from 90.3% for fiscal 2011, a 0.4 percentage point decrease. This percentage decrease is principally the result of a greater amount of warehouse revenue generated at our New Jersey warehouse when compared to the prior year. Typically forwarding expenses associated with warehouse revenue as a percentage of revenue are lower than forwarding expenses as a percentage of revenue associated with freight movements.

Selling, General and Administrative Expense. For fiscal 2012 and 2011, selling, general and administrative expenses were $10,114,204 (10.2% of revenue), and $9,630,818 (9.8% of revenue), respectively. This represents a year-over-year increase of $483,386, or 5.0%. The increases in amount and as a percentage of revenue are primarily the result of higher rent expense in fiscal 2012 at our New Jersey warehouse resulting from an increase in the amount of square footage leased at this location when compared to the prior year.

Change in fair value of contingent consideration. The Company performed a review of the fair value of the earn-out liability as of September 30, 2012 associated with the Ferrara International Logistics, Inc. acquisition of October 4, 2010 and determined that the fair value of the earn-out is zero. Accordingly, the Company recorded an adjustment of the entire liability in the amount of $1,129,650 (net of imputed interest) for the year ended September 30, 2012. Refer to Note 2(B) to the Consolidated Financial Statements.

Depreciation and Amortization. For fiscal 2012 and 2011, depreciation and amortization expenses were $392,837 and $337,707, respectively. This represents a year over year increase of $55,130, or 16.3%, and is mainly the result of the depreciation expenses associated with the new 15,000 square foot walk/drive-in freezer installed in our New Jersey warehouse.

Impairment Loss. The Company, with the assistance of a third party, performed a goodwill impairment test effective as of September 30, 2012 and determined that there was full impairment of the goodwill relating to the Ferrara International Logistics, Inc. acquisitions of July 18, 2008 and October 4, 2010. Accordingly, the Company recorded an impairment loss in the aggregate of $1,167,070 as of September 30, 2012, representing the write-off of goodwill. Of this amount $547,070 and $620,000 represented the write-off of goodwill associated with the July 18, 2008 and October 4, 2010 Ferrara International Logistics, Inc. acquisitions, respectively. Refer to Note 2(B) and 2(C) to the consolidated financial statements.

Interest Expense. For fiscal 2012 and 2011, interest expense was $173,206 and $137,015, respectively. This $36,191 increase is primarily the result of a higher interest rate and increased borrowings under our revolving line of credit with Community National Bank during fiscal 2012 versus fiscal 2011.

Loss From Continuing Operations. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($790,086) and ($573,300) for fiscal 2012 and 2011, respectively.

Income Taxes.   The company recorded a net income tax provision of $1,221,304 for fiscal 2012 and a net income tax benefit of ($228,045) for fiscal 2011. Fiscal 2012 reflects applicable state income taxes and an expense in the amount of $1,184,003 to provide for a valuation allowance against the deferred tax asset. Fiscal 2011 reflects the U.S. federal statutory rate and applicable state income taxes.

Loss From Discontinued Operations. The Company incurred a loss from discontinued operations of ($667,326) and ($312,442) for fiscal 2012 and 2011, respectively.

Net Loss.   For fiscal 2012 and 2011, there was a net loss of ($2,678,716) and ($657,697), respectively. Net loss available to common shareholders for fiscal 2012 and 2011 was ($2,693,716) or ($0.12) per diluted share and ($672,697) or ($0.03) per diluted share, respectively.

Years ended September 30, 2011 and 2010

Revenue. Total revenue from continuing operations for fiscal 2011 was $98,396,617, as compared to $88,428,775 for the same period of fiscal 2010, an increase of $9,967,842 or 11.3%. This increase is mainly the result of the relative strengthening of the U.S. economy year-over-year, the consequent increase in ocean fright and airfreight shipping activity by existing customers between the two periods, and by increased revenue in the amount of $4,273,139 from the FIL asset purchase acquisition when compared to the prior year which only included the 2008 FIL acquisition. Net revenue (revenue minus forwarding expenses) in fiscal 2011 was $9,528,151, an increase of $671,629 (7.6%) as compared to net revenue of $8,856,522 for fiscal 2010.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments.

For fiscal 2011, forwarding expense increased by $9,296,213 or 11.7%, to $88,868,466 as compared to $79,572,253 for fiscal 2010, primarily because of the higher 2011 revenue. Included in this increase is an increase in forwarding expenses in the amount of $2,557,802 from the 2010 FIL asset purchase acquisition when compared to the prior year which only included the 2008 FIL acquisition. Forwarding expense as a percentage of revenue increased to 90.3% for fiscal 2011, from 90.0% for fiscal 2010, a 0.3 percentage point increase. This percentage increase is principally the result of a greater amount of revenue generated from our two largest customers where the forwarding expenses as a percentage of revenue are historically higher than the forwarding expenses as a percentage of revenue from other customers.

Selling, General and Administrative Expense. For fiscal 2011 and 2010, selling, general and administrative expenses were $9,630,818 (9.8% of revenue), and $7,501,256 (8.5% of revenue), respectively. This represents a year-over-year increase of $2,129,562, or 28.4%. The increases in amount and as a percentage of revenue are primarily the result of increased selling, general and administrative expenses associated with the FIL asset purchase acquisition of approximately $2,131,787 (including $18,411 for one-time legal and professional transaction related costs) when compared to the prior year which only included the 2008 FIL acquisition.

Depreciation and Amortization. For fiscal 2011 and 2010, depreciation and amortization expenses were $337,707 and $213,579, respectively. This represents a year over year increase of $124,128, or 58.1%. The increases in amount and as a percentage of revenue are primarily a result of new amortization expenses associated with the FIL asset purchase acquisition totaling $122,000. Refer to Note 6 to the Consolidated Financial Statements.

Interest Expense. For fiscal 2011 and 2010, interest expense was $137,015 and $101,415, respectively. This $35,600 increase is primarily the result of imputed interest amortization expense of $53,333 associated with the FIL asset purchase acquisition (refer to Note 2(B) to the Consolidated Financial Statements). Offsetting this increase are lower interest costs primarily the result of lower borrowings during fiscal 2011 versus fiscal 2010.

(Loss) Income From Continuing Operations. For the reasons stated above, the Company incurred a loss before taxes and discontinued operations of ($573,300) for fiscal 2011, as compared to income before taxes and discontinued operations of $1,045,231 for fiscal 2010.

Income Taxes.   The company recorded a net income tax benefit of ($228,045) for fiscal 2011 compared to an income tax provision of $446,954 for fiscal 2010. Both fiscal periods reflect the U.S. federal statutory rate and applicable state income taxes.

Loss From Discontinued Operations. The Company incurred a loss from discontinued operations of ($312,442) and ($215,382) for fiscal 2011 and 2010, respectively.

Net Income (Loss).   For fiscal 2011, there was a net loss of ($657,697) compared to net income of $382,895 for fiscal 2010. Net loss available to common shareholders for fiscal 2011 was ($672,697), or ($0.03) per diluted share, as compared to net income available to common shareholders of $382,895, or $0.02 per diluted share, for fiscal 2010.

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

Janel’s cash flow performance for the 2012 fiscal year is not necessarily indicative of future cash flow performance.

As of September 30, 2012, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $299,113, or 63.0%, to $773,868 from $474,755, respectively. During the fiscal year ended September 30, 2012, Janel’s net working capital (current assets minus current liabilities) decreased by $921,595, or 128.9%, from $714,716 at September 30, 2011, to a negative ($206,879) at September 30, 2012. This decrease is primarily due to the net loss of ($2,678,716) for the fiscal year ended September 30, 2012.

Cash flows from continuing operating activities. Net cash provided by continuing operating activities were $429,292 and 322,793 for the fiscal years ended 2012 and 2011, respectively. The change was principally driven by an increase in payments of outstanding accounts receivable, the receipt of a federal tax refund and a change in the deferred tax asset; which were partially offset by the net loss for the fiscal year ended 2012 and an increase in payments of outstanding accounts payable.

Cash flows from discontinued operating activities. Net cash used in discontinued operating activities were ($663,506) and ($586,737) for the fiscal years ended 2012 and 2011, respectively.

Cash flows from investing activities. Net cash used for investing activities, primarily capital expenditures for property and equipment, were $166,405 and $437,291 for the fiscal years ended 2012 and 2011, respectively.

Cash flows from financing activities. Net cash provided by financing activities was $698,733 for the fiscal year ended 2012 compared to net cash used in financing activities of ($178,922) for the fiscal year ended 2011. The cash provided by financing activities for fiscal 2012 consisted primarily of an increase of $650,000 in borrowings under our bank line of credit, the sale on October 14, 2011 of 750,000 shares of the Company’s common stock for $150,000 and the repayment of a loan receivable for $92,817, which were partially offset by the repayment of long term debt in the amount of $79,084 and the repayment of a $100,000 note payable. Net cash used in financing activities for the fiscal year ended 2011 primarily consisted of the early repayment on October 4, 2010 of the $435,000 non-interest bearing note payable due under the July 2008 FIL asset purchase acquisition (refer to Note 2(B) of our consolidated audited financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011), the repayment of long-term debt in the amount of $195,572 and the purchase of treasury stock for $37,625; which were partially offset by a $400,000 term loan with our bank (refer to Community National Bank Term Loan, below) and borrowings of $100,000 under a note payable .

Community National Bank Borrowing Facility. On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). Currently, the interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 7%. Under the CNB Facility as currently amended, Janel New York may borrow up to $2.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable. The CNB Facility has been periodically renewed and will currently expire on September 30, 2013. Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and are guaranteed by James N. Jannello, the Company’s Chief Executive Officer. As of September 30, 2012, there were outstanding borrowings of $1,601,336 under the CNB Facility (which represented 64.1% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $2,500,000.

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

Working Capital Requirements. The Company’s cash needs are currently met by the CNB Facility and cash on hand. As of September 30, 2012, the Company had $898,664 available under its $2.5 million CNB Facility and $773,868 in cash on hand. Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty. If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations. We are actively pursuing additional investment capital for the very short and long terms; however there is no assurance that our efforts will be successful. If we are not successful in funding our working capital requirements, the Company’s operations will be materially negatively impacted.

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

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2012 and beyond through several avenues. During March of the 2012 fiscal year we placed in service a new 15,000 square foot walk/drive-in freezer in our New Jersey warehouse to compliment our traditional freight forwarding and logistics business, and we have realized expanded warehouse revenue with higher gross profit margins from this new service. The Company’s strategy for further growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; seek out and pursue privately held transportation-related firms which may ultimately lead to their acquisition by the Company; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

Certain elements of our profitability and growth strategy are contingent upon the availability of adequate financing on terms acceptable to the Company.  We are currently focused on securing additional investment capital, but to date we have been unable to secure additional investment capital on terms we deem acceptable. There can be no assurance that we will be successful in raising additional capital on terms acceptable to us. Therefore, the implementation of significant aspects of our strategic growth plan may be delayed.

Accordingly, our key milestone in the very short term is the successful raise of additional investment capital in order to grow our traditional freight forwarding and logistics business. If this milestone is not reached in a timely manner, the Company’s continued operations and growth plans will be materially negatively impacted.

Contractual Obligations and Commitments

Contractual Obligations and Commitments. The following table presents, as of September 30, 2012, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Notes 10 and 15 to the consolidated financial statements.

	Payments Due by Fiscal Year (in thousands)
	2013	2014	2015	2016	2017 and thereafter	Total
Amounts reflected in Balance Sheet:
Long term debt (1)	$84	$82	$87	$53	$-	$306
Other amounts not reflected in Balance Sheet:
Operating leases (2)	1,250	1,033	969	862	4,062	$8,176
Total	$1,334	$1,115	$1,056	$915	$4,062	$8,482

(1)	Represents principal payments only.
(2)	Operating leases represent future minimum lease payments under non-cancelable operating leases (primarily the rental of premises) at September 30, 2012. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of income:

a.	accounts receivable valuation;
b.	the useful lives of long-term assets;
c.	the accrual of costs related to ancillary services the Company provides; and
d.	accrual of tax expense on an interim basis.

In addition to the above, the following areas are significant components of the Company’s consolidated statements of income:

a.	deferred tax valuation allowance; and
b.	the fair value of the earn-out liability associated with the Ferrara International Logistics acquisition of October 4, 2010 (refer to Note 2(B) to the Consolidated Financial Statements).

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Registrant are as follows:

Name	Age	Position

James N. Jannello	68	Executive Vice President, Chief Executive Officer and Director

William J. Lally	59	President, Chief Operating Officer and Director

Nicholas V. Ferrara	55	Director

Noel J. Jannello	41	Director and Vice President

Vincent Iacopella	45	Director

Ruth Werra	71	Secretary

Philip J. Dubato	56	Executive Vice President of Finance and Chief Financial and Accounting Officer

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

Board of Directors

Board of Directors. During the fiscal year ended September 30, 2012, the Board of Directors met three times. No incumbent director attended fewer than 75% of the total number of meetings of the Board of Directors of the Company held during the year.

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

Compensation Function. The Company’s full Board of Directors acts as a compensation committee for the Company. The Board believes that, due to the size of the Company and its management team, the interests of the Company’s stockholders are served by relegating the compensation process to the full Board.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act, as amended, requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s Common Stock, file with the Securities and Exchange Commission in a timely manner an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Shares. In January 2012, Mr. Cesarski filed a late report reflecting 19 sales. To the Company’s knowledge, all reports are now up to date.

Audit Committee Report

The Board of Directors in its audit function has reviewed and discussed with management the annual audited financial statements of the Company and its subsidiaries.

The Board of Directors in its audit function has discussed with Paritz & Company, P.A., the independent auditors for the Company for the fiscal year ended September 30, 2012, the matters required to be discussed by Statement on Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Board has received the written disclosures and the letter from the independent auditors required by Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the Public Company Accounting Oversight Board and has discussed with the independent auditors the independent auditors’ independence.

Based on the foregoing review and discussions, the Board of Directors approved the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for filing with the Securities and Exchange Commission.

The Board of Directors
James N. Jannello	William J. Lally
Nicholas V. Ferrara	Noel J. Jannello
Vincent Iacopella

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The individuals who served as the Company’s principal executive officers during the fiscal year ended September 30, 2012, two individuals (other than principal executive officers) who were the Company’s most highly compensated executive officers as of September 30, 2012, and up to two additional individuals who were the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to in the following discussion as the “named executive officers”. The following executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company during the fiscal years ended September 30, 2012 and 2011.

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

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2012 and 2011.

Name and Principal Position (a)	Year (b)	Base Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	All Other Compensation $ (i)		Total $ (j)
James N. Jannello,	2012	178,775	0	0	0	60,588	(1)	239,363
EVP and CEO	2011	173,917	0	0	0	56,679	(1)	230,596
Philip J. Dubato,	2012	175,000	0	0	0	18,000	(2)	193,000
EVP of Finance and CFO	2011	175,000	0	0	0	18,000	(2)	193,000
William J. Lally	2012	116,900	0	0	0	38,046	(3)	154,946
President	2011	100,560	0	0	0	38,784	(3)	139,344
Noel J. Jannello	2012	167,291	0	0	0	46,074	(4)	213,365
Vice President	2011	175,385	0	0	0	38,468	(4)	213,853
Vincent Iacopella	2012	121,500	17,549	0	0	16,948	(5)	155,997
Manager, Los Angeles Office	2011	125,178	25,811	0	0	16,961	(5)	167,950
Nicholas V. Ferrara	2012	182,000	0	0	0	0		182,000
Manager, New Jersey Office	2011	181,417	0	0	0	0		181,417

_______________________________________________

(1)	Includes $18,183 and $15,995 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2012 and 2011, respectively, $37,953 and $38,726 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2012 and 2011, respectively, $1,958 and $1,958 of 401K paid on behalf of such individual for each of the fiscal years ended 2012 and 2011, respectively, and $2,494 of life insurance paid on behalf of such individual for fiscal year ended 2012.

(2)	Includes $12,000 and $12,000 of medical insurance premiums reimbursed on behalf of such individual for each of the fiscal years ended 2012 and 2011, respectively, and $6,000 and $6,000 for an automobile allowance for each of the fiscal years ended 2012 and 2011, respectively.

(3)	Includes $15,994 and $21,788 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2012 and 2011, respectively, and $22,052 and $16,996 of medical insurance premiums paid on behalf of such individual for fiscal year ended 2012 and 2011, respectively.

(4)	Includes $22,812 and $15,076 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2012 and 2011, respectively, $21,988 and $22,118 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2012 and 2011, respectively, and $1,274 and $1,274, of 401K paid on behalf of such individual for the fiscal year ended 2012 and 2011, respectively.

(5)	Includes $4,246 and $3,993 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2012 and 2011, respectively, $12,702 and $12,968 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2012 and 2011, respectively.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan.

The Company maintains an Internal Revenue Code Section 401(k) salary deferral savings and profit-sharing plan (the “401K Plan”) for all of its eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the 401K Plan allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the 401K Plan, the Company may make matching contributions on behalf of the pre-tax contributions made up to a maximum of 25% of the participant’s first 5% of compensation contributed as Elective Deferrals in the year. All participants are fully vested in their accounts in the 401K Plan with respect to their salary deferral contributions, and are vested in company matching contributions at the rate of 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service, with 100% vesting after six years of service.

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

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2012. For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act requires inclusion of shares of Common Stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as September 30, 2012.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
James N. Jannello 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	(1)	25.31%
Stephen P. Cesarski 150-14 132nd Avenue Jamaica, NY 11434	5,205,600	(1)	23.95%
Nicholas V. Ferrara 1319 North Broad Street Hillside, NJ 07205	2,234,947	(1)	10.28%

__________________________

(1) All of these shares are owned of record.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of Common Stock as of September 30, 2012 by (i) each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report, (ii) each current director and each nominee for election as a director and (iii) all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class

James N. Jannello	5,500,000	25.31%
William J. Lally	1,000,000	4.60%
Nicholas V. Ferrara	2,234,947	10.28%
Noel J. Jannello	25,000	*
Vincent Iacopella	0	*
Ruth Werra	25,000	*
Philip J. Dubato	0	*
All directors and executive officers as a group (7 persons)	8,784,947	41.42%

Equity Compensation Plan Information

The following table provides information, as of September 30, 2012, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

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

We receive trucking and warehouse related services from Allports Logistics Warehouse, LLC (“Allports”) and Ferrara International Worldwide, Inc. (“FIW”), located in Hillside, New Jersey and controlled and owned by Nicholas V. Ferrara, a Director of the Company. We paid approximately $2,009,000 and $1,242,000 to Allports for such services in fiscal 2012 and 2011, respectively; and, approximately $160,000 and $971,000 to FIW for such services in fiscal 2012 and 2011, respectively. We believe that the terms of this arrangement are consistent with third party arrangements that provide similar services.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Paritz & Company, P.A. (the “Auditor”) has served as the Company’s independent public accountants since 2002. The following is a description of the fees billed to the Company by the Auditor during the fiscal years ended September 30, 2012 and 2011:

Audit Fees

Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended September 30, 2012 and 2011 totaled $60,450 and $60,675, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. The Auditor did not bill any fees for audit related services rendered to the Company for 2012 and 2011.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended September 30, 2012 and 2011 totaled $7,150 and $6,450, respectively.

All Other Fees

The aggregate fees billed to the Company by the Auditor for all other fees for the year ended September 30, 2012 and 2011 totaled $1,925 and $675, respectively. The “other fees” for 2012 were for services related to the wind down of the food industry segment, and for 2011 were for services related to acquisitions and the start up of our new food industry segment.

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

(a) 3.      Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)
10.2	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)
10.3	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)
10.4	Revised Promissory Note dated October 29, 2012, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2012, File No. 333-60608)
10.5	Revised Business Loan Agreement dated October 29, 2012 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 29, 2012, File No. 333-60608)
10.6	Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)

10.7	Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated January 7, 2013
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, September 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012, 2011, and 2010 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL WORLD TRADE, LTD.

Date: January 7, 2013	By:	/s/ James N. Jannello
James N. Jannello
Executive Vice President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James N. Jannello	Executive Vice President, Chief	January 7, 2013
James N. Jannello	Executive Officer and Director

/s/ William J. Lally	President, Chief Operating	January 7, 2013
William J. Lally	Officer and Director

/s/ Philip J. Dubato	Executive Vice President of	January 7, 2013
Philip J. Dubato	Finance and Chief Financial
and Accounting Officer

/s/ Noel J. Jannello	Vice President and Director	January 7, 2013
Noel J. Jannello

/s/ Vincent Iacopella	Director	January 7, 2013
Vincent Iacopella

/s/ Nicholas V. Ferrara	Director	January 7, 2013
Nicholas V. Ferrara

/s/ Ruth Werra	Secretary	January 7, 2013
Ruth Werra

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Janel World Trade Ltd. and Subsidiaries

Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index and appearing on page S-1 presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statement.

/s/Paritz & Company, P.A

Hackensack,New Jersey
December 28, 2012

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents ( Note 1)	$773,868	$474,755
Accounts receivable, net of allowance for doubtful accounts of $325,335 in 2012 and $289,547 in 2011	5,631,413	5,861,779
Marketable securities (Note 3)	65,568	52,352
Loans receivable - officers (Note 4)	-	92,817
Prepaid expenses and sundry current assets	128,210	114,835
Tax refund receivable	-	148,000
Assets in discontinued operations	-	635,484
TOTAL CURRENT ASSETS	6,599,059	7,380,022

Property and equipment, net (Note 5)	511,403	459,850

OTHER ASSETS:
Intangible assets, net (Note 6)	1,821,526	3,271,649
Security deposits	167,049	97,299
Deferred income taxes (Note 13)	-	1,184,003
TOTAL OTHER ASSETS	1,988,575	4,552,951

	$9,099,037	$12,392,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable - bank (Note 7 & 9)	$1,601,336	$951,335
- other (Note 8)	-	100,000
Accounts payable – trade	4,450,252	4,536,815
Accrued expenses and other current liabilities	670,070	415,577
Current portion of long-term debt - bank (Note 9)	84,280	86,360
- related party (Note 9)	-	249,618
Liabilities in discontinued operations	-	325,601
TOTAL CURRENT LIABILITIES	6,805,938	6,665,306

OTHER LIABILITIES:
Long-term debt - bank (Note 9)	221,620	298,625
- related party	-	826,666
Deferred compensation (Note 1)	78,568	78,568
TOTAL OTHER LIABILITIES	300,188	1,203,859

STOCKHOLDERS’ EQUITY (Note 12)	1,992,911	4,523,658

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,099,037	$12,392,823

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010

REVENUES	$98,702,647	$98,396,617	$88,428,775

COSTS AND EXPENSES:
Forwarding expenses	88,776,713	88,868,466	79,572,253
Selling, general and administrative	10,114,204	9,630,818	7,501,256
Depreciation and amortization	392,837	337,707	213,579
Change in fair value of contingent consideration (Note 2B)	(1,129,650)	-	-
TOTAL COSTS AND EXPENSES	98,154,104	98,836,991	87,287,088

INCOME (LOSS) FROM CONTINUING OPERATIONS	548,543	(440,374)	1,141,687

OTHER ITEMS:
Impairment loss (Note 2)	(1,167,070)	-	-
Interest and dividend income	1,647	4,089	4,959
Interest expense	(173,206)	(137,015)	(101,415)
TOTAL OTHER ITEMS	(1,338,629)	(132,926)	(96,456)

(LOSS) INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(790,086)	(573,300)	1,045,231
Income taxes (credit) (Note 13)	1,221,304	(228,045)	446,954

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,011,390)	(345,255)	598,277
Loss from discontinued operations (Note 10)	(667,326)	(312,442)	(215,382)

NET INCOME (LOSS)	(2,678,716)	(657,697)	382,895
Preferred stock dividends (Note 12)	15,000	15,000	15,046

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(2,693,716)	$(672,697)	$367,849

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain (loss) from available for sale securities	$12,968	$(2,694)	$2,469
Comprehensive income (loss)	$(2,680,748)	$(675,391)	$370,318
Earnings (loss) per share from continuing operations:
Basic	$(.09)	$(.02)	$.03
Diluted	$(.09)	$(.02)	$.03
(Loss) per share from discontinued operations:
Basic	$(.03)	$(.01)	$(.01)
Diluted	$(.03)	$(.01)	$(.01)
Basic weighted average number of shares outstanding	21,705,553	20,884,602	18,223,942
Fully diluted weighted average number of shares outstanding	23,340,803	22,726,099	20,843,733

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK
	SHARES	$	SHARES	$	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE-SEPTEMBER 30, 2009	18,013,332	$18,014	1,285,000	$1,285	$(11,266)	$3,964,085	$173,845	$(13,807)	$4,132,156
Net income	-	-	-	-	-	-	382,895	-	382,895
Dividends to preferred shareholders	-	-	-	-	-	-	(15,046)	-	(15,046)
Other comprehensive gains (losses): Unrealized gains (losses) on available-for-sale marketable securities	-	-	-	-	-	-	-	2,469	2,469
Issuance of stock options as compensation	-	-	-	-	-	9,200	-	-	9,200
Settlement of litigation	489,750	490	(69,475)	(69)	-	124,579	-	-	125,000
BALANCE-SEPTEMBER 30, 2010	18,503,082	18,504	1,215,525	1,216	(11,266)	4,097,864	541,694	(11,338)	4,636,674
Net loss	-	-	-	-	-	-	(657,697)	-	(657,697)
Settlement of litigation	780,000	780	(141,250)	(142)	-	(638)	-	-	-
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Common stock issuance	1,714,286	1,714	-	-	-	598,286	-	-	600,000
Common stock issued for conversion of Class B Preferred Stock	107,500	107	(10,750)	(10)	-	(97)	-	-	-
Purchase of 107,500 shares of Treasury Stock	-	-	-	-	(37,625)	-	-	-	(37,625)
Other comprehensive gains (losses): Unrealized (losses) on available- for-sale marketable securities	-	-	-	-	-	-	-	(2,694)	(2,694)
BALANCE-SEPTEMBER 30, 2011	21,104,868	$21,105	1,063,525	$1,064	$(48,891)	$4,695,415	$(131,003)	$(14,032)	$4,523,658
Net loss	-	-	-	-	-	-	(2,678,716)	-	(2,678,716)
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Common stock issuance	750,000	750	-	-	-	149,250	-	-	150,000
Treasury Stock retired	(122,676)	(123)	-	-	48,891	(48,768)	-	-	-
Other comprehensive gains (losses):
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	-	-	12,969	12,969
BALANCE-SEPTEMBER 30, 2012	21,732,192	$21,732	1,063,525	$1,064	-	$4,795,897	$(2,824,719)	$(1,063)	$1,992,911

 The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010

OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(2,011,390)	$(345,255)	$598,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt reserve	(35,788)	182,560	-
Depreciation and amortization	392,837	337,707	213,579
Amortization of imputed interest	53,333	73,981	27,528
Deferred income taxes	1,184,003	(6,045)	97,000
Issuance of options	-	-	9,200
Write down of fair value of earn out, net of imputed interest – Note 2(B)	(1,129,650)	-	-
Impairment loss	1,167,070	-	-
Changes in operating assets and liabilities:
Accounts receivable	901,638	531,459	(2,225,363)
Inventories	-	-	-
Tax refund receivable	148,000	(148,000)	289,000
Prepaid expenses and sundry current assets	(13,375)	(18,227)	142,829
Accounts payable and accrued expenses	(157,637)	(241,776)	1,538,242
Security deposits	(69,750)	(43,611)	2,303
NET CASH PROVIDED BY CONTINUING OPERATIONS	429,292	322,793	692,595

NET CASH USED IN DISCONTINUED OPERATIONS	(663,506)	(586,737)	(182,756)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(166,157)	(436,993)	(16,852)
Purchase of marketable securities	(248)	(298)	(178)
NET CASH USED IN INVESTING ACTIVITIES	(165,405)	(437,291)	(17,030)

FINANCING ACTIVITIES:
Dividends paid	(15,000)	(15,000)	(11,296)
Proceeds from the sale of common stock	150,000	-	-
Borrowings under bank line of credit	650,000	-	-
Borrowings under bank term loan	-	400,000	-
Repayments of long-term debt	(79,084)	(195,572)	(531,522)
(Repayment) borrowings under note payable – other	(100,000)	100,000	-
Repayment of loans receivable	92,817	4,275	21,849
Purchase of treasury stock	-	(37,625)	-
Repayment of loans payable – related party	-	(435,000)	(100,078)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	698,733	(178,922)	(621,047)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	299,113	(880,157)	(128,238)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	474,755	1,354,912	1,483,150

CASH AND CASH EQUIVALENTS – END OF YEAR	$773,868	$474,755	$1,354,912

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$122,880	$63,033	$73,887
Income taxes	$19,870	$327,993	$7,239
Non-cash activities:
Unrealized gain (loss) on marketable securities	$12,969	$(2,694)	$2,469
Dividends declared to preferred shareholders	$15,000	$15,000	$15,046
Cancellation of note payable - other	$-	-	$125,000
Acquisition of business:
Intangible assets acquired	$-	$1,840,000	$-
Common stock issued	$-	$(600,000)	$-
Long-term debt issued, net of imputed interest	$-	$(1,240,000)	$-

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel World Trade Ltd. and Subsidiaries (“the Company” or “Janel”) operates its business as a full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – custom brokerage services, warehousing and distribution services, and other value-added logistics services.

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

(b)           Food sales of discontinued operations

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

Goodwill, other intangibles and long-lived assets

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Current authoritative guidance requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, the Company may engage a third-party to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future. (See Note 2A).

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

Deferred rent payable as of September 30, 2012 represents the excess of recognized rent expense over scheduled lease payments and is included in accrued expenses and other current liabilities.

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

2	ACQUISITIONS AND IMPAIRMENT LOSSES

(A)	FERRARA INTERNATIONAL LOGISTICS, INC. (JULY 18, 2008)

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

The purchase price for the acquired assets was $2,077,070 (including transaction costs of $85,438 and net of imputed interest of $108,368), comprised of a $600,000 payment by the Company at closing, the issuance of 520,661 restricted shares of the Company’s $0.001 common stock (the “Shares”) valued at $630,000, based upon the $1.21 per share closing price of the Company’s common stock in the Over-The-Counter market on the Friday immediately preceding the closing date, a non-interest bearing $435,000 payment due one year after closing, and a non-interest bearing $435,000 payment due three years after the closing. The Company has imputed interest on these obligations at 7% per annum. The Company issued $400,000 of fixed rate convertible promissory notes to unrelated third parties, in part, to fund this acquisition (see Note 8). The balance of the cash portion was paid from existing cash.

The Company, with the assistance of a third party, performed a goodwill impairment test effective as of September 30, 2012 and determined that there was full impairment of the goodwill relating to the Ferrara International Logistics, Inc. acquisition of July 18, 2008. Accordingly, the Company recorded an impairment loss of $547,070 as of September 30, 2012 representing the write-off of goodwill.

(B)	FERRARA INTERNATIONAL LOGISTICS, INC. (OCTOBER 4, 2010)

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

The Company, with the assistance of a third party, performed a goodwill impairment test effective as of September 30, 2012 and determined that there was full impairment of the goodwill relating to the Ferrara International Logistics, Inc. acquisition of October 4, 2010. Accordingly, the Company recorded an impairment loss of $620,000 as of September 30, 2012 representing the write-off of goodwill.

In addition, the Company performed a review of the fair value of the earn out liability as of September 30, 2012 associated with the Ferrara International Logistics, Inc. acquisition of October 4, 2010 and determined that the fair value of the earn-out is zero. Accordingly, the Company recorded an adjustment of the entire liability in the amount of $1,129,650 (net of imputed interest) for the year ended September 30, 2012.

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

(Unaudited)	Pro Forma Results
(Dollars in Millions except per share data)	Year ended September 30,
	2011	2010

Revenues	$102,669,754	$94,496,131

Income (loss) from continuing operations before income taxes	$(989,750)	$896,041

Fully diluted earnings (loss) per share from continuing operations	$(.03)	$.02

3	MARKETABLE SECURITIES

Marketable securities consist of the following:

	Cost	Unrealized Holding Gains (Losses)	Fair Value

As of September 30, 2012:
Mutual Funds	$52,600	$12,968	$65,568

As of September 30, 2011:
Mutual Funds	$55,046	$(2,694)	$52,352

All of the Company’s marketable securities are Level 1 type assets, based on quoted prices in active markets at September 30, 2012 and 2011.

4	LOANS RECEIVABLE – OFFICERS

The loans receivable – officers bear interest at 4% per annum and are due on demand.

On January 11, 2012 and April 2, 2012, James N. Jannello, Chief Executive Officer and a director of the Company, repaid $50,000 and $42,817, respectively, of the loan that was outstanding from Janel with interest.

5	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30,
	2012	2011	Life

Furniture and fixtures	$562,614	$446,815	5-7 years
Computer equipment	117,840	277,117	5 years
	680,454	723,932
Less accumulated depreciation and
Amortization	169,051	264,082
	$511,403	$459,850

6	INTANGIBLE ASSETS

A summary of intangible assets resulting from the Ferrara acquisitions and the estimated useful lives used in the computation of amortization is as follows:

	July 18, 2008 Acquisition		October 4, 2010 Acquisition

Customer relationships	$1,530,000	9.5 years	$1,220,000	10.0 years
Goodwill	547,070		620,000
	2,077,070		1,840,000
Less accumulated amortization	684,474		244,000
Less goodwill impairment	547,070		620,000
	$845,526		$976,000

A summary of the changes in intangible assets is as follows:

	Ferrara International Logistics, Inc.
	2012	2011
Balance – beginning of year	$3,271,649	$1,714,702
Additions	-	1,840,000
Amortization	(283,053)	(283,053)
Goodwill impairment	(1,167,070)	-
Balance – end of year	$1,821,526	$3,271,649

7	NOTE PAYABLE – BANK

In August 2010, the Company’s subsidiary Janel Group of New York, Inc. (“Janel New York”) entered into a one-year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). The new credit facility (the “CNB Facility”) replaced Janel New York’s previous term loan agreement. At that time, the interest rate of the CNB Facility was the prime rate plus 1%, with a minimum rate of 5% and under the CNB Facility, Janel New York could borrow the lesser of $3.5 million or 80% of the Company’s aggregate outstanding eligible accounts receivable, as defined. Janel New York’s obligations under the CNB Facility are collateralized by all of the assets of the Company and are guaranteed by the Company and James N. Jannello, the Company’s Chief Executive Officer.

On November 2, 2011, the Company amended the terms of the CNB Facility. Pursuant to the revised terms, James N. Jannello was released from his personal guarantee of the Company’s obligations to CNB, the minimum interest rate was increased from 5.0% per annum to 7.0% per annum, and the Company agreed to pay an unused line fee equal to one-half of one percent per annum. All other terms of the CNB Facility remained unchanged.

On August 10, 2012, the maturity of the CNB Facility was extended for two months until September 30, 2012, the maximum amount available under the CNB Facility was reduced from $3.5 million to $2.5 million, subject to the borrowing base limit referenced above, and the personal guarantee of James N. Jannello was reinstated. On September 20, 2012 the CNB Facility was extended until October 29, 2012.

On October 29, 2012, subsequent to the period covered by this report, the CNB Facility was extended for an additional term expiring September 30, 2013. As part of the extension, CNB eliminated the unused line fee. All other terms of the CNB Facility remained unchanged.

8	NOTE PAYABLE – OTHER

On September 15, 2011, the Company’s subsidiary, Janel Ferrara Logistics, LLC (“JFL”) issued a $100,000 promissory note payable on March 15, 2012. The interest rate was 5% per annum payable monthly. The note payable was repaid in eight equal weekly installments of $12,500, plus interest, beginning on April 3, 2012 with the last payment made on May 22, 2012.

9	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,
	2012	2011
Term loan payable to CNB (see Note 7) in monthly installments of $7,735, including interest at 6% per annum due in 2016. The loan is collateralized by substantially all assets of the Company and is guaranteed by James N. Jannello.	$305,900	$371,096

Non-interest bearing note payable to a related party, net of imputed interest due when earned (refer to Note 2B).	-	1,076,284

Other	-	13,889
	305,900	1,461,269
Less current portion	84,280	335,978
	$221,620	$1,125,291

These obligations mature as follows:

2013	$81,751
2014	86,793
2015	53,076
$221,620

10	RELATED PARTY

A Director of the Company and the President of Janel’s New Jersey operations controls and owns Allports Logistics Warehouse, LLC (“Allports”) and Ferrara International Worldwide, Inc. (“FIW”), located in Hillside, New Jersey. Allports and FIW provide Janel with trucking and warehouse related services. Janel paid approximately $2,009,000 and $1,242,000 to Allports for such services in fiscal 2012 and 2011, respectively; and, approximately $160,000 and $971,000 to FIW for such services in fiscal 2012 and 2011, respectively. Refer to Note 9.

11	DISCONTINUED OPERATIONS

During June 2012 and December 2010, the Company elected to discontinue the operations of the food sales segment and the computer software sales (Order Logistics, Inc.) segment, respectively. As of September 30, 2012 there were no assets or liabilities associated with these two segments. The operations are summarized below.

	2012	2011	2010
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$599,764	$36,352	$57,156

COSTS AND EXPENSES:
Cost of sales	849,850	40,279	-
Selling, general and administrative expenses	410,413	420,103	350,866
Depreciation and amortization	3,820	49,367	32,626
TOTAL COSTS AND EXPENSES	1,264,083	509,749	383,492

Interest expense	3,007	-	-

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(667,326)	(473,397)	(326,336)

PROVISION FOR INCOME TAXES	-	(160,955)	(110,954)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(667,326)	$(312,442)	$(215,382)

F-17

	2012	2011	2010
FOOD SALES DISCONTINUED OPERATION:
REVENUES	$599,764	$54,490	-

COSTS AND EXPENSES:
Cost of sales	849,850	40,279	-
Selling, general and administrative expenses	410,413	366,591	-
Depreciation and amortization	3,820	428	-
TOTAL COSTS AND EXPENSES	1,264,083	407,298	-

Interest expense	3,007	-	-

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(667,326)	(352,808)	-

PROVISION FOR INCOME TAXES	-	(119,955)	-

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(667,326)	$(232,853)	-

	2012	2011	2010
COMPUTER SOFTWARE SALES
DISCONTINUED OPERATIONS:
REVENUES	-	$(18,138)	$57,156

COSTS AND EXPENSES:
Cost of sales	-	-	-
Selling, general and administrative expenses	-	53,512	350,866
Depreciation and amortization	-	48,939	32,626
TOTAL COSTS AND EXPENSES	-	102,451	383,492

Interest expense	-	-	-

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	-	(120,589)	(326,336)

PROVISION FOR INCOME TAXES	-	(41,000)	(110,954)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	-	$(79,589)	$(215,382)

12	STOCKHOLDERS’ EQUITY

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

A.	Convertible preferred stock

On January 10, 2007, the Company sold 1,000,000 unregistered shares of newly authorized $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total of $500,000. The shares are convertible into shares of Janel’s $0.001 par value common stock at any time on a one-share for one-share basis.

On October 18, 2007, the Company issued 285,000 unregistered shares of newly authorized $0.001 par value Series B Convertible Preferred Stock (the “Series B Stock”) in connection with the acquisition of Order Logistics, Inc. (a discontinued operation). The shares are convertible into shares of Janel’s $0.001 par value common stock at any time after October 18, 2009 on a one-share (of Series B Stock) for ten-shares (of common stock) basis. During the year ended September 30, 2011 the holder of 10,750 shares of Series B Stock converted the shares for 107,500 shares of common stock.

B.	Common stock

On October 12, 2006, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions. The repurchase plan may be suspended by the Company at any time. As of September 30, 2012, 259,676 shares of the Company’s common stock have been repurchased under the plan at a cost of $114,703 and restored to the status of authorized and unissued.

On October 4, 2010, in connection with the Ferrara International Logistics, Inc. acquisition (see Note 2B), the Company issued 1,714,286 shares of common stock at $0.35 per share or an aggregate of $600,000.

On October 14, 2011, the Company sold 750,000 shares of common stock at $0.20 per share or an aggregate of $150,000.

13	INCOME TAXES

Income taxes from continuing operations consist of the following:

	Year Ended September 30,
	2012	2011	2010

Federal – current	$-	$(148,000)	$146,000
- deferred	1,084,304	(126,000)	97,000
State and local	37,000	(74,000)	93,000

	$1,121,304	$(348,000)	$336,000

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended September 30,
	2012	2011	2010

Federal taxes (credits) at statutory rates	$(209,000)	$(315,000)	$252,000
Permanent differences	10,000	16,000	20,400
State and local taxes, net of Federal benefit	(84,000)	(49,000)	63,600
Valuation allowance	(838,304)	-	-

	$(1,121,304)	$(348,000)	$336,000

The components of deferred income tax are as follows:

Net operating loss carryforwards	$838,304
Valuation allowance	(838,304)
Net deferred tax asset	$-

During the quarter ended September 30, 2012, the Company provided a valuation allowance against deferred tax assets in the amount of $838,304 as the result of an evaluation of the Company’s net operating losses incurred in prior years, its recent history of two consecutive years of losses from continuing operations, there are no existing events (such as very large sales orders or non-recurring events) that would produce adequate taxable income to offset the carryforward and there are no appreciated assets available to sell in order to utilize the NOL. The Company assessed the likelihood that its deferred tax assets would be recovered from future taxable income and determined that recovery was not more likely than not based upon all available evidence, both positive and negative. The amount of the non-cash valuation allowance reduction was based on management’s estimates of future taxable income by taking jurisdictions and the period over which the Company believes deferred tax assets will be recoverable.

The Company has net operating loss carryforwards for income tax purposes which expire as follows:

2031	$288,000

14	PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing and 401(k) plan covering substantially all full-time employees. The expense charged to operations for the years ended September 30, 2012, 2011, and 2010 aggregated approximately $19,000, $17,000 and $17,500, respectively.

15	RENTAL COMMITMENTS

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2012, 2011 and 2010 was approximately $1,410,000, $989,000, $362,000, respectively.

Future minimum lease commitments (excluding renewal options) under non-cancellable leases are as follows:

Year ended September 30, 2012	$1,250,000
2013	1,033,000
2014	969,000
2015	862,000
2016	862,000
Thereafter	3,200,000

16	RISKS AND UNCERTAINTIES

(a)	Currency risks

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

(2)          On June 22, 2012 (amended September 5, 2012), Fratelli Masturzo S.R.L., Clematis, S.R.L., Fratelli Longobardi S.R.L. and Pancrazio S.P.A. filed a law suit in the Supreme Court of the State of New York County of Queens against The Janel Group of New York, Inc., Ferrara International Logistics, Inc., Tutto Italia USA, LLC and Paul Sorvino Foods, Inc. The complaint alleges the non-payment of food product purchases totaling $186,728. The Company intends to vigorously defend this claim.

(3)          On June 27, 2012, Allegiance Retail Services, LLC and Foodtown, Inc. filed a law suit in the Supreme Court of New Jersey against Janel Ferrara Logistics, LLC d/b/a Paul Sorvino Foods. The complaint alleges the non-payment of invoices for the placing, merchandising, marketing and promoting of food products totaling $103,856. The Company intends to vigorously defend this claim.

(4)          On August 22, 2011, Janel’s former chief financial officer filed a civil suit in the United States District Court for the Eastern District of New York (Case No. CV-114041), against defendants Janel World Trade, Ltd., James N. Jannello, the Chief Executive Officer of the Company, and Stephen Cesarski, the former president of the Company. The complaint alleged among other things, discrimination and harassment. On January 11, 2012 the Company entered into a settlement agreement and settled the lawsuit for $250,000. Settlement payments were made on January 15, 2012, March 31, 2012, June 30, 2012 and September 30, 2012 in the amounts of $50,000, $60,000, $60,000 and $80,000, respectively. The settlement amount was fully reserved for at fiscal year ended September 30, 2011.

(e)	Concentration of sales

Sales to two major customers were approximately 30.8%, 30.5% and 27.4% of consolidated sales from continuing operations for the years ended September 30, 2012, 2011 and 2010, respectively. Amounts due from these customers aggregated approximately $845,000, $670,000 and $1,130,000 at September 30, 2012, 2011 and 2010, respectively.

17	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	First	Second	Third	Fourth
Fiscal 2012
Net sales	$23,349,135	$22,091,101	$24,012,080	$29,250,331
Operating income (loss)	(150,257)	(417,012)	(65,375)	1,181,187
Net income (loss)	(246,912)	(397,831)	(215,112)	(1,818,861)

Per share data (1):
Basic earnings per share	$(.01)	$(.02)	$(.01)	$(.08)
Diluted earnings per share	$(.01)	$(.02)	$(.01)	$(.08)

Fiscal 2011
Net sales	$26,454,007	$22,701,632	$22,446,556	$26,794,422
Operating income (loss)	144,572	(192,165)	(208,643)	(184,138)
Net income (loss)	8,570	(140,271)	(247,624)	(278,372)

Per share data (1):
Basic earnings per share	$.00	$(.01)	$(.01)	$(.01)
Diluted earnings per share	$.00	$(.01)	$(.01)	$(.01)

(1) Earnings per share were computed independently for each of the periods presented. Therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

18	BUSINESS SEGMENT INFORMATION

The Company operates as one reportable segment which is full service cargo transportation logistics management. The food sales segment was discontinued during the September 30, 2012 fiscal year and the computer software sales, support and maintenance segment was discontinued during the September 30, 2011 fiscal year. Refer to Note 11, above.

19	STOCK OPTIONS

On June 30, 2010, the Company issued options to purchase 23,750 shares of common stock at an exercise price of $1.00 per share, in partial satisfaction of half of the finder’s fees associated with the hiring of two new sales executives. The remaining obligation of $23,750 was paid in cash.

The fair value of the options was determined using a Black Scholes Option Pricing Model was $9,200 which, net of income taxes, resulted in a $5,428 reduction of net income.

The Company has no other stock options outstanding.

20	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. Other than the renewal of the CNB Facility referred to in Note 7, there have been no other events that would require adjustment to or disclosure in the financial statements.

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the fiscal year ended September 30, 2010

Allowance for doubtful accounts	$85	$271	$-	$(249)	$107

For the fiscal year ended September 30, 2011

Allowance for doubtful accounts	$107	$221	$-	$(38)	$290

For the fiscal year ended September 30, 2012

Allowance for doubtful accounts	$290	$132	$-	$(97)	$325
Deferred tax valuation allowance	$-	$1,184	$-	$-	$1,184

S-1