Form 10-Q
period 2012-12-31
JANEL WORLD TRADE LTD
filed 2013-02-12
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2012

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 11, 2013 was 21,732,192.

JANEL WORLD TRADE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	SEPTEMBER 30, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291,470	$773,868
Accounts receivable, net of allowance for doubtful accounts of $330,463 at December 31, 2012 and $325,335 at September 30, 2012	5,072,257	5,631,413
Marketable securities	-	65,568
Prepaid expenses and sundry current assets	109,930	128,210
TOTAL CURRENT ASSETS	5,473,657	6,599,059

PROPERTY AND EQUIPMENT, NET	480,371	511,403
OTHER ASSETS:
Intangible assets, net	1,750,763	1,821,526
Security deposits	183,049	167,049
TOTAL OTHER ASSETS	1,933,812	1,988,575
TOTAL ASSETS	$7,887,840	$9,099,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable – bank	$1,601,336	$1,601,336
Accounts payable – trade	3,484,614	4,450,252
Accrued expenses and other current liabilities	647,315	670,070
Current portion of long-term debt – bank	85,438	84,280
TOTAL CURRENT LIABILITIES	5,818,703	6,805,938
OTHER LIABILITIES:
Long-term debt – bank	201,631	221,620
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	280,199	300,188
STOCKHOLDERS’ EQUITY	1,788,938	1,992,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,887,840	$9,099,037

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2012	2011

REVENUES	$21,865,771	$23,349,135
COSTS AND EXPENSES:
Forwarding expenses	19,449,107	20,938,356
Selling, general and administrative	2,476,903	2,482,538
Depreciation and amortization	103,680	78,498
TOTAL COST AND EXPENSES	22,029,690	23,499,392
LOSS FROM CONTINUING OPERATIONS	(163,919)	(150,257)
OTHER ITEMS:
Interest and dividend income	-	1,200
Interest expense	(34,367)	(39,633)
TOTAL OTHER ITEMS	(34,367)	(38,433)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(198,286)	(188,690)
Income taxes (credits)	3,000	(168,000)
LOSS FROM CONTINUING OPERATIONS	(201,286)	(20,690)
Loss from discontinued operations	-	(226,222)
NET LOSS	$(201,286)	$(246,912)
Preferred stock dividends	(3,750)	(3,750)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(205,036)	$(250,662)
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain from available for sale securities	1,063	4,078
COMPREHENSIVE LOSS	$(203,973)	$(246,584)
Basic earnings (loss) per share:
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	$(0.00)	$(0.01)
Total	$(0.01)	$(0.01)
Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	$(0.00)	$(0.01)
Total	$(0.01)	$(0.01)
Basic weighted average number of shares Outstanding	21,732,192	21,626,214
Fully diluted weighted average number of shares outstanding	23,367,442	23,261,464

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL

BALANCE–SEPTEMBER 30, 2012	21,732,192	$21,732	1,063,525	$1,064	$-	$4,795,897	$(2,824,719)	$(1,063)	$1,992,911

Net loss	-	-	-			-	(201,286)	-	(201,286)

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Other comprehensive gains:
Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	1,063	1,063

BALANCE – DECEMBER 31, 2012	21,732,192	$21,732	1,063,525	$1,064	$-	$4,795,897	$(3,029,755)	$-	$1,788,938

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2012	2011
OPERATING ACTIVITIES:
Loss from continuing operations	$(201,286)	$(20,690)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt reserve	(5,128)	7,871
Depreciation and amortization	103,680	78,498
Amortization of imputed interest	-	13,333
Deferred income taxes	-	(123,000)
Changes in operating assets and liabilities:
Accounts receivable	564,284	(133,782)
Tax refund receivable	-	148,000
Prepaid expenses and sundry current assets	18,280	37,483
Accounts payable and accrued expenses	(988,392)	(29,249)
Security deposits	(16,000)	(70,000)
NET CASH USED IN CONTINUING OPERATIONS	(524,562)	(91,536)
NET CASH USED IN DISCONTINUED OPERATIONS	-	(355,428)
INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,885)	(31,247)
Sale (purchase) of marketable securities	66,631	(269)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	64,746	(31,516)
FINANCING ACTIVITIES:
Dividends paid	(3,750)	(3,750)
Repayments of long-term debt	(18,832)	(31,577)
Borrowings under bank line of credit	-	350,000
Proceeds from the sale of common stock	-	150,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(22,582)	464,673
DECREASE IN CASH AND CASH EQUIVALENTS	(482,398)	(13,807)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	773,868	504,829
CASH AND CASH EQUIVALENTS – END OF PERIOD	$291,470	$491,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34,367	$26,300
Income taxes	$25,000	$5,000
Non-cash financing activities:
Unrealized gain on marketable securities	$1,063	$4,078
Dividends declared to preferred stockholders	$(3,750)	$(3,750)

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

1	BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about January 7, 2013.

2	DEFERRED COMPENSATION

Deferred compensation of $78,568 represents compensation due to an officer of the Company upon termination, retirement or death.  This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

3	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2012	September 30, 2012

Term loan payable to CNB in monthly installments of $7,735 including interest at 6% per annum due 2016. The loan is collateralized by substantially all assets of the Company and is guaranteed by James N. Jannello.	$287,069	$305,900

	287,069	305,900
Less current portion	85,438	84,280
	$201,631	$221,620
These obligations mature as follows:
2013	$85,438
2014	82,980
2015	88,098
2016	30,553

	$287,069

4	DISCONTINUED OPERATIONS

During June 2012, the Company elected to discontinue the operations of the food sales segment. As of December 31, 2012 there were no assets or liabilities associated with this segment. The operations are summarized below.

	December 31,
	2012	2011

TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$235,997

COSTS AND EXPENSES:
Cost of sales	-	307,178
Selling, general and administrative expenses	-	153,608
Depreciation and amortization	-	1,433
TOTAL COSTS AND EXPENSES	-	462,219

Interest expense	-	-

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	-	(226,222)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	$-	$(226,222)

5	SALE OF COMMON STOCK

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

6	LEGAL PROCEEDINGS

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

7	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. Other than the below paragraph, there have been no other events that would require adjustment to or disclosure in the financial statements.

On January 15, 2013, the Company borrowed an additional $300,000 from its revolving line of credit with Community National Bank. Refer to page 12 “Community National Bank Borrowing Facility” for a description of the borrowing facility.

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

results of operations

The following discussion and analysis addresses the results of operations for the three months ended December 31, 2012, as compared to the results of operations for the three months ended December 31, 2011. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. As noted above, during the June 2012 quarter, the Company divested itself of the food segment and therefore only has one reportable business segment.

Three months ended December 31, 2012 and 2011

Revenue. Total revenue from continuing operations for the three months ended December 31, 2012 was $21,865,771, as compared to $23,349,135 for the three months ended December 31, 2011, a decrease of $1,483,364 or 6.4%. This decrease is mainly the result of lower ocean and air shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) for the three months ended December 31, 2012 was $2,416,664, an increase of $5,885 or 0.2% as compared to net revenue of $2,410,779 for the three months ended December 31, 2011.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments.

For the three months ended December 31, 2012, forwarding expense decreased by $1,489,249, or 7.1%, to $19,449,107 as compared to $20,938,356 for the three months ended December 31, 2011 and as a percentage of revenue decreased to 88.9% for the three months ended December 31, 2012, from 89.7% for the three months ended December 31, 2011, a 0.8 percentage point decrease. This percentage decrease is principally the result of a greater amount of warehouse revenue generated at our New Jersey warehouse when compared to the prior year. Typically forwarding expenses associated with warehouse revenue as a percentage of revenue are lower than forwarding expenses as a percentage of revenue associated with freight movements.

Selling, General and Administrative Expense. For the three months ended December 31, 2012 and 2011, selling, general and administrative expenses were $2,476,903 and $2,482,538, respectively. This represents a decrease of $5,635, or 0.2% when compared to the prior year. As a percentage of revenue, selling, general and administrative expenses were 11.3% and 10.6% of revenue for the three months ended December 31, 2012 and 2011, respectively, an 0.7 percentage point increase which is mainly the result of the decrease in revenue for the three months ended December 31, 2012 when compared to the prior year and expenses which do not decrease in proportion to lower revenue.

Depreciation and Amortization. For the three months ended December 31, 2012 and 2011, depreciation and amortization expenses were $103,680 and $78,498, respectively. This represents a year over year increase of $25,182, or 32.1%, and is mainly the result of the depreciation expenses associated with the 15,000 square foot walk/drive-in freezer installed in our New Jersey warehouse.

Interest Expense. For the three months ended December 31, 2012 and 2011, interest expense was $34,367 and $39,633, respectively, a decrease of $5,266. This decrease is primarily the result of incurring $13,333 of imputed interest amortization during the three months ended December 31, 2011 versus having no imputed interest amortization during the three months ended December 31, 2011. Offsetting this $13,333 decrease are higher interest costs due to increased borrowings under our revolving line of credit with Community National Bank during the three months ended December 31, 2012 versus the three months ended December 31, 2011.

Loss From Continuing Operations. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($198,286) and ($188,690) for the three months ended December 31, 2012 and 2011, respectively.

Income Taxes.   The company recorded a net income tax provision of $3,000 for the three months ended December 31, 2012 and a net income tax benefit of ($168,000) for the three months ended December 31, 2011.  The three months ended December 31, 2012 reflects applicable state income taxes, only, and does not reflect a deferred tax benefit at the U.S. federal statutory rate as the company provides for a valuation allowance against any deferred tax asset.  The three months ended December 31, 2011 reflects a deferred tax benefit at the U.S. federal statutory rate and applicable state income taxes.

Loss From Discontinued Operations. The three months ended December 31, 2011 reflects a loss from discontinued operations of ($226,222).

Net Loss.   For the three months ended December 31, 2012 and 2011, there was a net loss of ($201,286) and ($246,912), respectively. Net loss available to common shareholders for the three months ended December 31, 2012 and 2011 was ($205,036) or ($0.01) per diluted share and ($250,662) or ($0.01) per diluted share, respectively.

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

Janel’s cash flow performance for the three months ended December 31, 2012 is not necessarily indicative of future cash flow performance.

As of December 31, 2012, and compared with the prior fiscal year ended September 30, 2012, the Company’s cash and cash equivalents decreased by ($482,398), or (62.3%), to $291,470 from $773,868, respectively. During the three months ended December 31, 2012, Janel’s net working capital (current assets minus current liabilities) decreased by ($138,167), or (66.8%), from a negative ($206,879) at September 30, 2012, to a negative ($345,046) at December 31, 2012. This decrease in net working capital is primarily due to the net loss of ($201,286) for the three months ended December 31, 2012.

Cash flows from continuing operating activities. Net cash used in continuing operating activities were ($524,562) and ($91,536) for the three months ended December 31, 2012 and 2011, respectively. The change was principally driven by an increase in payments of outstanding accounts payable and the net loss for the three months ended December 31, 2012; which were partially offset by an increase in payments of outstanding accounts receivable.

Cash flows from discontinued operating activities. For the three months ended December 31, 2012, there was no cash used for discontinued operating activities. For the three months ended December 31. 2011, net cash used in discontinued operating activities was ($355,428).

Cash flows from investing activities. Net cash provided by investing activities, primarily the sale of marketable securities, was $64,476 for the three months ended December 31, 2012. Net cash used for investing activities, primarily capital expenditures for property and equipment, was $31,516 for the three months ended December 31, 2011.

Cash flows from financing activities. Net cash used in financing activities was ($22,582) for the three months ended December 31, 2012 compared to net cash provided by financing activities of $464,673 for the three months ended December 31, 2011. Net cash used in financing activities for the three months ended December 31, 2012 primarily consisted of the repayment of long-term debt in the amount of $18,832. The cash provided by financing activities for the three months ended December 31, 2011 consisted primarily of an increase of $350,000 in borrowings under our bank line of credit and the sale on October 14, 2011 of 750,000 shares of the Company’s common stock for $150,000; which were partially offset by the repayment of long term debt in the amount of $31,577.

Community National Bank Borrowing Facility. On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). Currently, the interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 7%. Under the CNB Facility as currently amended, Janel New York may borrow up to $2.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable. The CNB Facility has been periodically renewed and will currently expire on September 30, 2013. Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and are guaranteed by James N. Jannello, the Company’s Chief Executive Officer. As of December 31, 2012, there were outstanding borrowings of $1,601,336 under the CNB Facility (which represented 74.5% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $2,148,857. On January 15, 2013, subsequent to the period covered by this report, the Company borrowed an additional $300,000 from the CNB Facility.

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

Working Capital Requirements. The Company’s cash needs are currently met by the CNB Facility and cash on hand. As of December 31, 2012, the Company had $547,521 available under its $2.5 million CNB Facility and $291,470 in cash on hand. On January 15, 2013, subsequent to the period covered by this report, we borrowed an additional $300,000 from our CNB Facility. Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty. If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations. We are actively pursuing additional investment capital for the very short and long terms; however there is no assurance that our efforts will be successful. If we are not successful in funding our working capital requirements, the Company’s operations will be materially negatively impacted.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of income:

a.	accounts receivable valuation;
b.	the useful lives of long-term assets;
c.	the accrual of costs related to ancillary services the Company provides; and
d.	accrual of tax expense on an interim basis.

In addition to the above, the following areas are significant components of the Company’s consolidated statements of income:

a.	deferred tax valuation allowance; and
b.	the fair value of the earn-out liability associated with the Ferrara International Logistics acquisition of October 4, 2010.

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of Janel World Trade, Ltd.*
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)
10.2	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)
10.3	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)
10.4	Revised Promissory Note dated November 1, 2011, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank, and Revised Business Loan Agreement dated November 1, 2011 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011, File No. 333-60608)
10.5	Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.6	Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.7	Letter agreement with respect to the extension by Community National Bank of the maturity of the line of credit to Registrant’s subsidiary, The Janel Group of New York, Inc.
10.8	Asset Purchase and Sale and Assumption of Liabilities Agreement by and among Janel Ferrara Logistics, LLC, and Mann Global Enterprises, LLC, dated June 15, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2012, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated February 12, 2013*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, December 31, 2012 and September 30, 2012, (ii) Consolidated Statements of Income for the three months ended December 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (v) Notes to Unaudited Consolidated Financial Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2013	JANEL WORLD TRADE, LTD.
Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

-17-