Form 10-Q
period 2013-03-31
JANEL WORLD TRADE LTD
filed 2013-05-15
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2013

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

Yes ☐   No ☒

The number of shares of Common Stock outstanding as of May 13, 2013 was 21,732,192.

JANEL WORLD TRADE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2013	SEPTEMBER 30, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$878,803	$773,868
Accounts receivable, net of allowance for doubtful accounts of $349,157 at March 31, 2013 and $325,335 at September 30, 2012	4,034,876	5,631,413
Marketable securities	-	65,568
Prepaid expenses and sundry current assets	126,599	128,210
TOTAL CURRENT ASSETS	5,040,278	6,599,059

PROPERTY AND EQUIPMENT, NET	451,380	511,403
OTHER ASSETS:
Intangible assets, net	1,680,000	1,821,526
Security deposits	212,683	167,049
TOTAL OTHER ASSETS	1,892,683	1,988,575
TOTAL ASSETS	$7,384,341	$9,099,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable – bank	$1,901,336	$1,601,336
Accounts payable – trade	2,976,385	4,450,252
Accrued expenses and other current liabilities	664,008	670,070
Current portion of long-term debt – bank	86,602	84,280
TOTAL CURRENT LIABILITIES	5,628,331	6,805,938
OTHER LIABILITIES:
Long-term debt – bank	181,314	221,620
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	259,882	300,188
STOCKHOLDERS’ EQUITY	1,496,128	1,992,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,384,341	$9,099,037

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2012	2013	2012	2013

REVENUES	$21,186,550	$22,091,101	$43,052,321	$45,440,236
COSTS AND EXPENSES:
Forwarding expenses	18,782,023	19,850,521	38,231,130	40,788,877
Selling, general and administrative	2,539,128	2,554,416	5,016,031	5,036,954
Depreciation and amortization	104,036	103,178	207,716	181,676
TOTAL COST AND EXPENSES	21,425,187	22,508,115	43,454,877	46,007,507
LOSS FROM CONTINUING OPERATIONS	(238,637)	(417,014)	(402,556)	(567,271)
OTHER ITEMS:
Interest and dividend income	-	444	-	1,644
Interest expense	(37,184)	(41,639)	(71,551)	(81,272)
TOTAL OTHER ITEMS	(37,184)	(41,195)	(71,551)	(79,628)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(275,821)	(458,209)	(474,107)	(646,899)
Income taxes (credits)	4,000	(264,615)	7,000	(432,615)
LOSS FROM CONTINUING OPERATIONS	(279,821)	(193,594)	(481,107)	(214,284)
Loss from discontinued operations	(9,239)	(204,237)	(9,239)	(430,459)
NET LOSS	$(289,060)	$(397,831)	$(490,346)	$(644,743)
Preferred stock dividends	(3,750)	(3,750)	(7,500)	(7,500)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(292,810)	$(401,581)	$(497,846)	$(652,243)
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain from available for sale securities	-	8,858	1,063	12,936
COMPREHENSIVE LOSS	$(292,810)	$(392,723)	$(496,783)	$(639,307)
Basic earnings (loss) per share:
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Total	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Total	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Basic weighted average number of shares Outstanding	21,732,192	21,678,913	21,732,192	21,732,192
Fully diluted weighted average number of shares outstanding	23,367,442	23,314,163	23,367,442	23,367,442

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL
BALANCE–SEPTEMBER 30, 2012	21,732,192	$21,732	1,063,525	$1,064	$-	$4,795,897	$(2,824,719)	$(1,063)	$1,992,911

Net loss	-	-	-			-	(490,346)	-	(490,346)

Dividends to preferred shareholders	-	-	-	-	-	-	(7,500)	-	(7,500)

Other comprehensive gains:
Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	1,063	1,063

BALANCE – MARCH 31, 2013	21,732,192	$21,732	1,063,525	$1,064	$-	$4,795,897	$(3,322,565)	$-	$1,496,128

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2013	2012
OPERATING ACTIVITIES:
Loss from continuing operations	$(481,107)	$(214,284)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt reserve	(23,822)	8,438
Depreciation and amortization	207,716	181,676
Amortization of imputed interest	-	26,667
Deferred income taxes	-	(247,000)
Changes in operating assets and liabilities:
Accounts receivable	1,620,358	203,827
Tax refund receivable	-	148,000
Prepaid expenses and sundry current assets	1,611	4,628
Accounts payable and accrued expenses	(1,479,928)	(222,189)
Security deposits	(45,634)	(70,000)
NET CASH USED IN CONTINUING OPERATIONS	(200,806)	(180,237)
NET CASH USED IN DISCONTINUED OPERATIONS	(9,239)	(450,679)
INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(6,167)	(125,545)
Sale (purchase) of marketable securities	66,631	(245)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	60,464	(125,790)
FINANCING ACTIVITIES:
Dividends paid	(7,500)	(7,500)
Repayments of long-term debt	(37,984)	(49,581)
Borrowings under bank line of credit	300,000	350,000
Proceeds from the sale of common stock	-	150,000
Repayment of loans receivable	-	47,889
NET CASH PROVIDED BY FINANCING ACTIVITIES	254,516	490,808
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	104,935	(265,898)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	773,868	504,829
CASH AND CASH EQUIVALENTS – END OF PERIOD	$878,803	$238,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$71,551	$57,017
Income taxes	$25,500	$5,000
Non-cash financing activities:
Unrealized gain on marketable securities	$1,063	$12,936

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

3	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2013	September 30, 2012

Term loan payable to a bank in monthly installments of $7,735 including interest at 6% per annum due 2016. The loan is collateralized by substantially all assets of the Company and is guaranteed by James N. Jannello.	$267,916	$305,900

	267,916	305,900
Less current portion	86,602	84,280
	$181,314	$221,620
These obligations mature as follows:
2013	$86,602
2014	84,213
2015	89,405
2016	7,696

	$267,716

4	DISCONTINUED OPERATIONS

During June 2012, the Company elected to discontinue the operations of the food sales segment. As of March 31, 2013 there were no assets or liabilities associated with this segment. The operations are summarized below.

	THREE MONTHS ENDED
	March 31,
	2013	2012
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$177,467

COSTS AND EXPENSES:
Cost of sales	-	227,280
Selling, general and administrative expenses	9,239	150,581
Depreciation and amortization	-	1,432
TOTAL COSTS AND EXPENSES	9,239	379,293

Interest expense	-	2,411

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	$(9,239)	$(204,237)

	SIX MONTHS ENDED
	March 31,
	2013	2012
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$413,464

COSTS AND EXPENSES:
Cost of sales	-	534,458
Selling, general and administrative expenses	9,239	304,189
Depreciation and amortization	-	2,865
TOTAL COSTS AND EXPENSES	9,239	841,512

Interest expense	-	2,411

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	$(9,239)	$(430,459)

5	LEGAL PROCEEDINGS

(1)       Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

(2)        On June 22, 2012 (amended September 5, 2012), Fratelli Masturzo S.R.L., Clematis, S.R.L., Fratelli Longobardi S.R.L. and Pancrazio S.P.A. filed a law suit in the Supreme Court of the State of New York County of Queens against The Janel Group of New York, Inc., Ferrara International Logistics, Inc., Tutto Italia USA, LLC and Paul Sorvino Foods, Inc. (Case No. 018503/2012). The complaint alleges the non-payment of food product purchases totaling $186,728. On February 26, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. and Ferrara International Logistics, Inc. denying the allegations.

(3)        On June 27, 2012, Allegiance Retail Services, LLC and Foodtown, Inc. filed a law suit in the Supreme Court of New Jersey against Janel Ferrara Logistics, LLC d/b/a Paul Sorvino Foods. (Case No. UNN-L-2301-12). The complaint alleges the non-payment of invoices for the placing, merchandising, marketing and promoting of food products totaling $103,856. March 27, 2013, the Company filed an answer denying the allegations and counterclaiming for breach of contract and for the return of amounts previously paid for the placing, merchandising, marketing and promoting of food products, and other damages, including costs of suit.

(4)         On January 29, 2013, UGO Foods Corporation filed a law suit in the Supreme Court of the State of New York County of Queens against Janel World Trade, Ltd., The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor in interest of Janel Ferrara Logistics, LLC. (Case No. 700302/2013). The complaint alleges the non-payment of food product purchases totaling $41,281. On February 27, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd. and The Janel Group of New York, Inc. denying the allegations.

(5)        On January 29, 2013, Branch Banking and Trust Corporation filed a law suit in the Supreme Court of the State of New York County of New York against The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor of Janel Ferrara Logistics, LLC. (Case No. 650322/2013). The complaint alleges the non-payment of food product purchases totaling $41,652. On February 27, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. denying the allegations.

6	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. Other than the below paragraph, there have been no other events that would require adjustment to or disclosure in the financial statements.

On April 10, 2013, the Company made a repayment under its revolving line of credit with Community National Bank (“CNB”) in the amount of $170,000 reducing the outstanding borrowings under the CNB Facility to $1,731,336. Refer to page 12 “Community National Bank Borrowing Facility” for a description of the borrowing facility.

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

The Company’s New Jersey branch office was acquired in July 2008 from Ferrara International Logistics, Inc. (“FIL”) when the Company purchased from FIL its customs brokerage customer list. In October 2010 the New Jersey branch office was expanded with the purchase from FIL of the remaining assets and customer lists of FIL consisting of the international freight forwarding services associated with the movement of air and ocean shipments, warehousing (handling and storage) and trucking. On April 23, 2013 Nicholas V. Ferrara, the principal of FIL, resigned as a director of the Company to focus his attention on the New Jersey branch’s business. On June 30, 2013, the non-compete agreement between FIL, Mr. Ferrara and the Company as set forth in the Sales Agency and Service Agreement dated May 19, 2008 will expire. On April 25, 2013 Mr. Ferrara notified the Company that he is exploring his options with respect to his future with the Company, one of which is for Mr. Ferrara to purchase from the Company certain fixed and other assets of the New Jersey branch for cash, and assume all of the obligations of the New Jersey branch office in exchange for the customer lists which were previously acquired by Janel from FIL. The Company and Mr. Ferrara are continuing their discussions.

results of operations

The following discussion and analysis addresses the results of operations for the three and six months ended March 31, 2013, as compared to the results of operations for the three and six months ended March 31, 2012. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. As noted above, during the June 2012 quarter, the Company divested itself of the food segment and therefore only has one reportable business segment.

Three months ended March 31, 2013 and 2012

Revenue. Total revenue from continuing operations for the three months ended March 31, 2013 was $21,186,550, as compared to $22,091,101 for the three months ended March 31, 2012, a decrease of $904,551 or 4.1%. This decrease is mainly the result of lower ocean and air shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) for the three months ended March 31, 2013 was $2,404,527, an increase of $163,947 or 7.3% as compared to net revenue of $2,240,580 for the three months ended March 31, 2012.

 Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments.

For the three months ended March 31, 2013, forwarding expense decreased by $1,068,499, or 5.4%, to $18,782,022 as compared to $19,850,521 for the three months ended March 31, 2012 and as a percentage of revenue decreased to 88.7% for the three months ended March 31, 2013, from 89.9% for the three months ended March 31, 2012, a 1.2 percentage point decrease. This percentage decrease is principally the result of greater warehouse revenue generated at our New Jersey warehouse when compared to the prior year. Typically forwarding expenses associated with warehouse revenue as a percentage of revenue are lower than forwarding expenses as a percentage of revenue associated with freight movements.

Selling, General and Administrative Expense. For the three months ended March 31, 2013 and 2012, selling, general and administrative expenses were $2,539,128 and $2,554,416, respectively. This represents a decrease of $15,288, or 0.6% when compared to the prior year. As a percentage of revenue, selling, general and administrative expenses were 12.0% and 11.6% of revenue for the three months ended March 31, 2013 and 2012, respectively, an 0.4 percentage point increase which is mainly the result of the decrease in revenue for the three months ended March 31, 2013 when compared to the prior year and expenses which do not decrease in proportion to lower revenue.

Depreciation and Amortization. For the three months ended March 31, 2013 and 2012, depreciation and amortization expenses were $104,036 and $103,178, respectively. This represents a year over year increase of $858.

Interest Expense. For the three months ended March 31, 2013 and 2012, interest expense was $37,184 and $41,639, respectively, a decrease of $4,455. This decrease is primarily the result of incurring $13,333 of imputed interest amortization during the three months ended March 31, 2012 versus having no imputed interest amortization during the three months ended March 31, 2013. Offsetting this $13,333 decrease are higher interest costs due to increased borrowings under our revolving line of credit with Community National Bank during the three months ended March 31, 2013 versus the three months ended March 31, 2012.

Loss From Discontinued Operations. The Company discontinued its food segment business in June, 2012. While this segment provided no revenues during the 2013 period, the Company did incur some ongoing expenses associated with the discontinued operations. The three months ended March 31, 2013 and 2012 reflect a loss from discontinued operations of ($9,239) and ($264,615), respectively.

Income Taxes.   The company recorded a net income tax provision of $4,000 for the three months ended March 31, 2013 and a net income tax benefit of ($264,615) for the three months ended March 31, 2012.  The three months ended March 31, 2013 reflects applicable state income taxes, only, and does not reflect a deferred tax benefit at the U.S. federal statutory rate as the company provides for a valuation allowance against any deferred tax asset.  The three months ended March 31, 2012 reflects a deferred tax benefit at the U.S. federal statutory rate and applicable state income taxes.

Loss From Discontinued Operations. The three months ended March 31, 2013 and 2012 reflect a loss from discontinued operations of ($9,239) and ($264,615), respectively.

Net Loss. For the three months ended March 31, 2013 and 2012, there was a net loss of ($289,060) and ($397,831), respectively. Net loss available to common shareholders for the three months ended March 31, 2013 and 2012 was ($292,810) or ($0.01) per diluted share and ($401,581) or ($0.02) per diluted share, respectively.

Six months ended March 31, 2013 and 2012

Revenue. Total revenue from continuing operations for the six months ended March 31, 2013 was $43,052,321, as compared to $45,440,236 for the six months ended March 31, 2012, a decrease of $2,387,915 or 5.3%. This decrease is mainly the result of lower ocean and air shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) for the six months ended March 31, 2013 was $4,821,191, an increase of $169,832 or 3.7% as compared to net revenue of $4,651,359 for the six months ended March 31, 2012.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments.

For the six months ended March 31, 2013, forwarding expense decreased by $2,557,748, or 6.3%, to $38,231,130 as compared to $40,788,877 for the six months ended March 31, 2012 and as a percentage of revenue decreased to 88.8% for the six months ended March 31, 2013, from 89.8% for the six months ended March 31, 2012, a 1.0 percentage point decrease. This percentage decrease is principally the result of greater warehouse revenue generated at our New Jersey warehouse when compared to the prior year. Typically forwarding expenses associated with warehouse revenue as a percentage of revenue are lower than forwarding expenses as a percentage of revenue associated with freight movements.

Selling, General and Administrative Expense. For the six months ended March 31, 2013 and 2012, selling, general and administrative expenses were $5,016,031 and $5,036,954, respectively. This represents a decrease of $20,923, or 0.4% when compared to the prior year. As a percentage of revenue, selling, general and administrative expenses were 11.7% and 11.1% of revenue for the six months ended March 31, 2013 and 2012, respectively, an 0.6 percentage point increase which is mainly the result of the decrease in revenue for the six months ended March 31, 2013 when compared to the prior year and expenses which do not decrease in proportion to lower revenue.

Depreciation and Amortization. For the six months ended March 31, 2013 and 2012, depreciation and amortization expenses were $207,716 and $181,676, respectively. This represents a year over year increase of $26,040, or 14.3%, and is mainly the result of the depreciation expenses associated with the 15,000 square foot walk/drive-in freezer installed during the second quarter of fiscal 2012 in our New Jersey warehouse.

Interest Expense. For the six months ended March 31, 2013 and 2012, interest expense was $71,551 and $81,272, respectively, a decrease of $9,721. This decrease is primarily the result of incurring $26,667 of imputed interest amortization during the six months ended March 31, 2012 versus having no imputed interest amortization during the six months ended March 31, 2013. Offsetting this $26,667 decrease are higher interest costs due to increased borrowings under our revolving line of credit with Community National Bank during the six months ended March 31, 2013 versus the six months ended March 31, 2012.

Loss From Continuing Operations. The Company discontinued its food segment business in June, 2012. While this segment provided no revenues during the 2013 period, the Company did incur some ongoing expenses associated with the discontinued operations. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($474,107) and ($646,899) for the six months ended March 31, 2013 and 2012, respectively.

Income Taxes.   The company recorded a net income tax provision of $7,000 for the six months ended March 31, 2013 and a net income tax benefit of ($432,615) for the six months ended March 31, 2012.  The six months ended March 31, 2013 reflects applicable state income taxes, only, and does not reflect a deferred tax benefit at the U.S. federal statutory rate as the company provides for a valuation allowance against any deferred tax asset.  The six months ended March 31, 2012 reflects a deferred tax benefit at the U.S. federal statutory rate and applicable state income taxes.

Loss From Discontinued Operations. The six months ended March 31, 2013 and 2012 reflect a loss from discontinued operations of ($9,239) and ($430,459), respectively.

Net Loss.   For the six months ended March 31, 2013 and 2012, there was a net loss of ($490,346) and ($644,743), respectively. Net loss available to common shareholders for the six months ended March 31, 2013 and 2012 was ($497,846) or ($0.02) per diluted share and ($652,243) or ($0.03) per diluted share, respectively.

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

Janel’s cash flow performance for the six months ended March 31, 2013 is not necessarily indicative of future cash flow performance.

As of March 31, 2013, and compared with the prior fiscal year ended September 30, 2012, the Company’s cash and cash equivalents increased by $104,935 or 13.6%, to $878,803 from $773,868, respectively. During the six months ended March 31, 2013, Janel’s net working capital (current assets minus current liabilities) decreased by ($381,174) from a negative ($206,879) at September 30, 2012 to a negative ($588,053) at March 31, 2013. This decrease in net working capital is primarily due to the net loss of ($490,346) for the six months ended March 31, 2013.

Cash flows from continuing operating activities. Net cash used in continuing operating activities were ($200,806) and ($180,237) for the six months ended March 31, 2013 and 2012, respectively. The change was principally driven by an increase in payments of outstanding accounts payable and the net loss for the six months ended March 31, 2013; which were partially offset by an increase in collection of outstanding accounts receivable.

Cash flows from discontinued operating activities. For the six months ended March 31, 2013 and 2012, net cash used in discontinued operating activities were ($9,239) and ($450,679), respectively.

Cash flows from investing activities. Net cash provided by investing activities, primarily the sale of marketable securities, was $60,464 for the six months ended March 31, 2013. Net cash used for investing activities, primarily capital expenditures for property and equipment, was $125,790 for the six months ended March 31, 2012.

Cash flows from financing activities. Net cash provided by financing activities was $254,515 and $490,808 for the six months ended March 31, 2013 and 2012, respectively. The cash provided by financing activities for the six months ended March 31, 2013 consisted primarily of an increase of $300,000 in borrowings under our bank line of credit which were partially offset by the repayment of long term debt in the amount of $37,984. The cash provided by financing activities for the six months ended March 31, 2012 consisted primarily of an increase of $350,000 in borrowings under our bank line of credit, the sale on October 14, 2011 of 750,000 shares of the Company’s common stock for $150,000 and the repayment of a loan receivable in the amount of $47,889; which were partially offset by the repayment of long term debt in the amount of $49,581.

Community National Bank Borrowing Facility. On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). Currently, the interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 7%. Under the CNB Facility as currently amended, Janel New York may borrow up to $2.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable. The CNB Facility has been periodically renewed and will currently expire on September 30, 2013. Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and are guaranteed by James N. Jannello, the Company’s Chief Executive Officer. As of March 31, 2013, there were outstanding borrowings of $1,901,336 under the CNB Facility (which represented 127.4% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $1,492,603. On April 9, 2013, subsequent to the period covered by this report, the Company prepared an interim calculation of outstanding eligible accounts receivable and determined that there was a total amount available for borrowing under the CNB Facility of $1,735,666. As a result, on April 10, 2013, subsequent to the period covered by this report, the Company made a repayment under the CNB Facility in the amount of $170,000 reducing the outstanding borrowings under the CNB Facility to $1,731,336. This payment was made in order to avoid having an over advance under the revolving line of credit with CNB.

Community National Bank Term Loan. On April 5, 2011 Janel New York entered into a term loan in the amount of $400,000 with CNB (“CNB Term Loan”). The interest rate of the CNB Term Loan is 6%. The CNB Term Loan is for a five year term, expiring April 5, 2016, with monthly installment payments of principal and interest totaling $7,735. Obligations under the CNB Term Loan are secured by all of the assets of the Company, and are guaranteed by the Company and by James N. Jannello, the Company’s Chief Executive Officer. The borrowings under the CNB Term Loan were used to construct a 15,000 square foot walk/drive-in freezer in our New Jersey warehouse for our traditional freight forwarding and logistics business segment.

Working Capital Requirements. The Company’s cash needs are currently met by the CNB Facility and cash on hand. As of March 31, 2013, the Company had no funds available under its $2.5 million CNB Facility and $878,803 in cash on hand. On April 9, 2013, subsequent to the period covered by this report, the Company prepared an interim calculation of outstanding eligible accounts receivable and determined that there was a total amount available for borrowing under the CNB Facility of $1,735,666. As a result, on April 10, 2013, subsequent to the period covered by this report, the Company made a repayment under the CNB Facility in the amount of $170,000 reducing the outstanding borrowings under the CNB Facility to $1,731,336. This payment was made in order to avoid having an over advance under the revolving line of credit with CNB. Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty. If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations. We are actively pursuing additional investment capital for the very short and long terms; however there is no assurance that our efforts will be successful. If we are not successful in funding our working capital requirements, the Company’s operations will be materially negatively impacted.

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

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2013 and beyond through several avenues. During March of the 2012 fiscal year we placed in service a new 15,000 square foot walk/drive-in freezer in our New Jersey warehouse to compliment our traditional freight forwarding and logistics business, and we have realized expanded warehouse revenue with higher gross profit margins from this new service. The Company’s strategy for further growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; seek out and pursue privately held transportation-related firms which may ultimately lead to their acquisition by the Company; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

The Company’s New Jersey branch office was acquired in July 2008 from Ferrara International Logistics, Inc. (“FIL”) when the Company purchased from FIL its customs brokerage customer list. In October 2010 the New Jersey branch office was expanded with the purchase from FIL of the remaining assets and customer lists of FIL consisting of the international freight forwarding services associated with the movement of air and ocean shipments, warehousing (handling and storage) and trucking. On April 23, 2013 Nicholas V. Ferrara, the principal of FIL, resigned as a director of the Company to focus his attention on the New Jersey branch’s business. On June 30, 2013, the non-compete agreement between FIL, Mr. Ferrara and the Company as set forth in the Sales Agency and Service Agreement dated May 19, 2008 will expire. On April 25, 2013 Mr. Ferrara notified the Company that he is exploring his options with respect to his future with the Company, one of which is for Mr. Ferrara to purchase from the Company certain fixed and other assets of the New Jersey branch for cash, and assume all of the obligations of the New Jersey branch office in exchange for the customer lists which were previously acquired by Janel from FIL. The Company and Mr. Ferrara are continuing their discussions.

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

PART II - OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

On June 22, 2012 (amended September 5, 2012), Fratelli Masturzo S.R.L., Clematis, S.R.L., Fratelli Longobardi S.R.L. and Pancrazio S.P.A. filed a law suit in the Supreme Court of the State of New York County of Queens against The Janel Group of New York, Inc., Ferrara International Logistics, Inc., Tutto Italia USA, LLC and Paul Sorvino Foods, Inc. (Case No. 018503/2012). The complaint alleges the non-payment of food product purchases totaling $186,728. On February 26, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. and Ferrara International Logistics, Inc. denying the allegations.

On June 27, 2012, Allegiance Retail Services, LLC and Foodtown, Inc. filed a law suit in the Supreme Court of New Jersey against Janel Ferrara Logistics, LLC d/b/a Paul Sorvino Foods. (Case No. UNN-L-2301-12). The complaint alleges the non-payment of invoices for the placing, merchandising, marketing and promoting of food products totaling $103,856. On March 27, 2013, the Company filed an answer denying the allegations and counterclaiming for breach of contract and for the return of amounts previously paid for the placing, merchandising, marketing and promoting of food products, and other damages, including costs of suit.

On January 29, 2013, UGO Foods Corporation filed a law suit in the Supreme Court of the State of New York County of Queens against Janel World Trade, Ltd., The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor in interest of Janel Ferrara Logistics, LLC. (Case No. 700302/2013). The complaint alleges the non-payment of food product purchases totaling $41,281. On February 27, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd. and The Janel Group of New York, Inc. denying the allegations.

On January 29, 2013, Branch Banking and Trust Corporation filed a law suit in the Supreme Court of the State of New York County of New York against The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor of Janel Ferrara Logistics, LLC. (Case No. 650322/2013). The complaint alleges the non-payment of food product purchases totaling $41,652. On February 27, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. denying the allegations.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)
10.2	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)
10.3	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)
10.4	Revised Promissory Note dated November 1, 2011, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank, and Revised Business Loan Agreement dated November 1, 2011 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011, File No. 333-60608)
10.5	Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.6	Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.7	Letter agreement with respect to the extension by Community National Bank of the maturity of the line of credit to Registrant’s subsidiary, The Janel Group of New York, Inc.
10.8	Asset Purchase and Sale and Assumption of Liabilities Agreement by and among Janel Ferrara Logistics, LLC, and Mann Global Enterprises, LLC, dated June 15, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2012, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated May 15, 2013*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, March 31, 2013 and September 30, 2012, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and six months ended March 31, 2013 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2013	JANEL WORLD TRADE, LTD.
Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

- 17 -