Form 10-Q
period 2013-06-30
JANEL WORLD TRADE LTD
filed 2013-08-14
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2013

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 12, 2013 was 21,732,192.

JANEL WORLD TRADE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2013	SEPTEMBER 30, 2012
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$539,720	$773,868
Accounts receivable, net of allowance for doubtful accounts of $378,883 at June 30, 2013 and $325,335 at September 30, 2012	5,169,759	5,631,413
Marketable securities	-	65,568
Prepaid expenses and sundry current assets	140,766	128,210
TOTAL CURRENT ASSETS	5,850,245	6,599,059

PROPERTY AND EQUIPMENT, NET	418,942	511,403
OTHER ASSETS:
Intangible assets, net	1,609,237	1,821,526
Security deposits	216,358	167,049
TOTAL OTHER ASSETS	1,825,595	1,988,575
TOTAL ASSETS	$8,094,782	$9,099,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:		(a)
Note payable – bank	$1,731,336	$1,601,336
Accounts payable – trade	4,086,063	4,450,252
Accrued expenses and other current liabilities	685,782	670,070
Current portion of long-term debt – bank	80,539	84,280
TOTAL CURRENT LIABILITIES	6,583,720	6,805,938
OTHER LIABILITIES:
Long-term debt – bank	160,748	221,620
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	239,316	300,188
STOCKHOLDERS’ EQUITY	1,271,746	1,992,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,094,782	$9,099,037

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012

REVENUES	$21,867,209	$24,012,080	$64,919,530	$69,452,316
COSTS AND EXPENSES:
Forwarding expenses	19,473,520	21,461,733	57,704,650	62,250,610
Selling, general and administrative	2,457,176	2,510,805	7,473,207	7,547,758
Depreciation and amortization	104,245	104,916	311,961	286,592
TOTAL COST AND EXPENSES	22,034,941	24,077,454	65,489,818	70,084,960
LOSS FROM CONTINUING OPERATIONS	(167,732)	(65,374)	(570,288)	(632,644)
OTHER ITEMS:
Interest and dividend income	-	-	-	1,644
Interest expense	(35,073)	(44,872)	(106,624)	(126,144)
TOTAL OTHER ITEMS	(35,073)	(44,872)	(106,624)	(124,500)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(202,805)	(110,246)	(676,912)	(757,144)
Income taxes (credits)	4,000	(132,001)	11,000	(564,615)
LOSS FROM CONTINUING OPERATIONS	(206,805)	21,755	(687,912)	(192,529)
Loss from discontinued operations	(13,827)	(236,867)	(23,066)	(667,326)
NET LOSS	$(220,632)	$(215,112)	$(710,978)	$(859,855)
Preferred stock dividends	(3,750)	(3,750)	(11,250)	(11,250)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(224,382)	$(218,862)	$(722,228)	$(871,105)
OTHER COMPREHENSIVE LOSS NET OF TAX:
Unrealized gain (loss) from available for sale securities	-	(2,149)	1,063	10,788
COMPREHENSIVE LOSS	$(224,382)	$(221,011)	$(721,165)	$(860,317)
Basic earnings (loss) per share:
Continuing operations	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Total	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Total	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Basic weighted average number of shares Outstanding	21,732,192	21,732,192	21,732,192	21,696,608
Fully diluted weighted average number of shares outstanding	23,367,442	23,367,442	23,367,442	23,331,858

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL
BALANCE–SEPTEMBER 30, 2012	21,732,192	$21,732	1,063,525	$1,064	$-	$4,795,897	$(2,824,719)	$(1,063)	$1,992,911

Net loss	-	-	-			-	(710,978)	-	(710,978)

Dividends to preferred shareholders	-	-	-	-	-	-	(11,250)	-	(11,250)

Other comprehensive gains:
Unrealized gains on available-for-sale marketable securities	-	-	-	-	-	-	-	1,063	1,063

BALANCE – JUNE 30, 2013	21,732,192	$21,732	1,063,525	$1,064	$-	$4,795,897	$(3,546,947)	$-	$1,271,746

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2013	2012
OPERATING ACTIVITIES:
Loss from continuing operations	$(687,912)	$(192,529)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt reserve	(53,548)	26,494
Depreciation and amortization	311,961	286,592
Amortization of imputed interest	-	40,000
Deferred income taxes	-	(357,301)
Realized gain on sale of marketable securities	1,063	-
Changes in operating assets and liabilities:
Accounts receivable	515,202	(367,887)
Tax refund receivable	-	148,000
Prepaid expenses and sundry current assets	(12,556)	(1,311)
Accounts payable and accrued expenses	(348,477)	254,159
Security deposits	(49,309)	(69,750)
NET CASH USED IN CONTINUING OPERATIONS	(323,576)	(233,533)
NET CASH USED IN DISCONTINUED OPERATIONS	(23,066)	(663,506)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,210)	(114,393)
Sale (purchase) of marketable securities	65,568	(245)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	58,358	(114,638)
FINANCING ACTIVITIES:
Preferred dividends paid	(11,250)	(11,250)
Repayments of long-term debt	(64,614)	(67,803)
Borrowings under bank line of credit	300,000	650,000
Repayments under bank line of credit	(170,000)	-
Proceeds from the sale of common stock	-	150,000
Repayment of loans receivable	-	92,817
Repayment of note payable – other	-	(100,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,136	713,764
DECREASE IN CASH AND CASH EQUIVALENTS	(234,148)	(297,913)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	773,868	477,141
CASH AND CASH EQUIVALENTS – END OF PERIOD	$539,720	$179,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$106,624	$89,151
Income taxes	$26,500	$5,000
Non-cash financing activities:
Unrealized gain on marketable securities	$-	$10,788

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

3	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2013	September 30, 2012

Term loan payable to a bank in monthly installments of $7,735 including interest at 6% per annum due 2016. The loan is collateralized by substantially all assets of the Company and is guaranteed by James N. Jannello.	$241,287	$305,900

	241,287	305,900
Less current portion	80,539	84,280
	$160,748	$221,620
These obligations mature as follows:
2013	$80,539
2014	85,493
2015	75,255
	$241,287

4	DISCONTINUED OPERATIONS

During June 2012, the Company elected to discontinue the operations of its food sales segment. As of June 30, 2013 there were no assets or liabilities associated with this segment. The operations of the discontinued food sales segment are summarized as follows:

	THREE MONTHS ENDED
	June 30,
	2013	2012

TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$186,300

COSTS AND EXPENSES:
Cost of sales	-	315,392
Selling, general and administrative expenses	13,827	106,224
Depreciation and amortization	-	955
TOTAL COSTS AND EXPENSES	13,827	422,571

Interest expense	-	596

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	$(13,827)	$(236,867)

	NINE MONTHS ENDED
	June 30,
	2013	2012
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$599,764

COSTS AND EXPENSES:
Cost of sales	-	849,850
Selling, general and administrative expenses	23,066	410,413
Depreciation and amortization	-	3,820
TOTAL COSTS AND EXPENSES	23,066	1,264,083

Interest expense	-	3,007

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	$(23,066)	$(667,326)

5	LEGAL PROCEEDINGS

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

(6)                   On April 27, 2012, the Company’s subsidiary, Janel Group of Illinois, Inc. (“Janel Illinois”), filed a law suit in the Circuit Court for Cook County, Illinois (Case No. 2012 L 4574) against Q Marketing Group, Ltd. and its principals, Eduardo and Marie Gordon, for non-payment of invoices for freight services, and on September 14, 2012 obtained a default judgment against the defendants. In an effort to collect on the judgment, Janel Illinois filed to register the Illinois default judgment with the New York Supreme Court, and on August 1, 2013, subsequent to the period covered by this Quarterly report on Form 10-Q, the defendants filed an answer with unspecified counterclaims against Janel Illinois (Supreme Court of New York for Queens County, Index No. 702364/13) seeking damages of $500,000, punitive damages of $1,000,000 and sanctions of $10,000. The Company believes that the defendants have no meritorious defenses or counterclaims against the Illinois judgment and will vigorously continue to pursue payment from the defendants.

6	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no other events that would require adjustment to or disclosure in the financial statements, except for paragraph (6) under Note 5, Legal Proceedings, above.

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

results of operations

The following discussion and analysis addresses the results of operations for the three and nine months ended June 30, 2013, as compared to the results of operations for the three and nine months ended June 30, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. As noted above, during the June 2012 quarter, the Company divested itself of the food segment and therefore only has one reportable business segment.

Three months ended June 30, 2013 and 2012

Revenue. Total revenue from continuing operations for the three months ended June 30, 2013 was $21,867,209, as compared to $24,012,080 for the three months ended June 30, 2012, a decrease of $2,144,871 or 8.9%. This decrease is mainly the result of lower ocean and air shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) for the three months ended June 30, 2013 was $2,393,689, a decrease of $156,658 or 6.1% as compared to net revenue of $2,550,347 for the three months ended June 30, 2012.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments.

For the three months ended June 30, 2013, forwarding expense decreased by $1,988,213, or 9.3%, to $19,473,520 as compared to $21,461,733 for the three months ended June 30, 2012 and as a percentage of revenue decreased to 89.1% for the three months ended June 30, 2013, from 89.4% for the three months ended June 30, 2012, an 0.3 percentage point decrease. This percentage decrease is principally because a larger share of the Company’s revenues during the 2013 period was from warehouse revenue generated at our New Jersey warehouse when compared to the prior year. Typically forwarding expenses associated with warehouse revenue as a percentage of revenue are lower than forwarding expenses as a percentage of revenue associated with freight movements.

Selling, General and Administrative Expense. For the three months ended June 30, 2013 and 2012, selling, general and administrative expenses were $2,457,176 and $2,510,805, respectively, a decrease of $53,629, or 2.1% when compared to the prior year mainly due to staff and payroll cost reductions. As a percentage of revenue, selling, general and administrative expenses were 11.2% and 10.5% of revenue for the three months ended June 30, 2013 and 2012, respectively, an 0.7 percentage point increase which is mainly the result of the decrease in revenue for the three months ended June 30, 2013 when compared to the prior year and expenses which do not decrease in proportion to lower revenue.

Depreciation and Amortization. For the three months ended June 30, 2013 and 2012, depreciation and amortization expenses were $104,245 and $104,916, respectively. This represents a year over year decrease of $671.

Interest Expense. For the three months ended June 30, 2013 and 2012, interest expense was $35,073 and $44,872, respectively, a decrease of $9,799. This decrease is primarily the result of incurring $13,333 of imputed interest amortization during the three months ended June 30, 2012 versus having no imputed interest amortization during the three months ended June 30, 2013. Offsetting this $13,333 decrease are higher interest costs due to increased borrowings under our revolving line of credit with Community National Bank during the three months ended June 30, 2013 versus the three months ended June 30, 2012.

Loss From Continuing Operations. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($202,805) and ($110,246) for the three months ended June 30, 2013 and 2012, respectively.

Income Taxes.   The company recorded a net income tax provision of $4,000 for the three months ended June 30, 2013 and a net income tax benefit of ($132,001) for the three months ended June 30, 2012.  The three months ended June 30, 2013 reflects applicable state income taxes, only, and does not reflect a deferred tax benefit at the U.S. federal statutory rate as the company provides for a valuation allowance against any deferred tax asset.  The three months ended June 30, 2012 reflects a deferred tax benefit at the U.S. federal statutory rate and applicable state income taxes.

Loss From Discontinued Operations. The Company discontinued its food segment business in June, 2012. While this segment provided no revenues during the 2013 period, the Company did incur some ongoing expenses associated with the discontinued operations. The three months ended June 30, 2013 and 2012 reflect a loss from discontinued operations of ($13,827) and ($236,867), respectively.

Net Loss.   For the three months ended June 30, 2013 and 2012, there was a net loss of ($220,632) and ($215,112), respectively. Net loss available to common shareholders for the three months ended June 30, 2013 and 2012 was ($224,382) or ($0.01) per diluted share and ($218,862) or ($0.01) per diluted share, respectively.

Nine months ended June 30, 2013 and 2012

Revenue. Total revenue from continuing operations for the nine months ended June 30, 2013 was $64,919,530, as compared to $69,452,316 for the nine months ended June 30, 2012, a decrease of $4,532,786 or 6.5%. This decrease is mainly the result of lower ocean and air shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) for the nine months ended June 30, 2013 was $7,214,880, an increase of $13,174 or 0.2% as compared to net revenue of $7,201,706 for the nine months ended June 30, 2012.

Forwarding Expense. Forwarding expense is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any duties, trucking and warehousing charges related to the shipments.

For the nine months ended June 30, 2013, forwarding expense decreased by $4,545,960, or 7.3%, to $57,704,650 as compared to $62,250,610 for the nine months ended June 30, 2012 and as a percentage of revenue decreased to 88.9% for the nine months ended June 30, 2013, from 89.6% for the nine months ended June 30, 2012, an 0.7 percentage point decrease. This percentage decrease is principally because a larger share of the Company’s revenues during the 2013 period was from warehouse revenue generated at our New Jersey warehouse when compared to the prior year. Typically forwarding expenses associated with warehouse revenue as a percentage of revenue are lower than forwarding expenses as a percentage of revenue associated with freight movements.

Selling, General and Administrative Expense. For the nine months ended June 30, 2013 and 2012, selling, general and administrative expenses were $7,473,207 and $7,547,758, respectively, a decrease of $74,551, or 1.0% when compared to the prior year mainly due to staff and payroll cost reductions. As a percentage of revenue, selling, general and administrative expenses were 11.5% and 10.9% of revenue for the nine months ended June 30, 2013 and 2012, respectively, an 0.6 percentage point increase which is mainly the result of the decrease in revenue for the nine months ended June 30, 2013 when compared to the prior year and expenses which do not decrease in proportion to lower revenue.

Depreciation and Amortization. For the nine months ended June 30, 2013 and 2012, depreciation and amortization expenses were $311,961 and $286,592, respectively. This represents a year over year increase of $25,369, or 8.9%, and is mainly the result of the depreciation expenses associated with the 15,000 square foot walk/drive-in freezer installed during the second quarter of fiscal 2012 in our New Jersey warehouse.

Interest Expense. For the nine months ended June 30, 2013 and 2012, interest expense was $106,624 and $126,144, respectively, a decrease of $19,520. This decrease is primarily the result of incurring $40,000 of imputed interest amortization during the nine months ended June 30, 2012 versus having no imputed interest amortization during the nine months ended June 30, 2013. Offsetting this $19,520 decrease are higher interest costs due to increased borrowings under our revolving line of credit with Community National Bank during the nine months ended June 30, 2013 versus the nine months ended June 30, 2012.

Loss From Continuing Operations. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($676,912) and ($757,144) for the nine months ended June 30, 2013 and 2012, respectively.

Income Taxes.   The company recorded a net income tax provision of $11,000 for the nine months ended June 30, 2013 and a net income tax benefit of ($564,615) for the nine months ended June 30, 2012.  The nine months ended June 30, 2013 reflects applicable state income taxes, only, and does not reflect a deferred tax benefit at the U.S. federal statutory rate as the company provides for a valuation allowance against any deferred tax asset.  The nine months ended June 30, 2012 reflects a deferred tax benefit at the U.S. federal statutory rate and applicable state income taxes.

Loss From Discontinued Operations. The Company discontinued its food segment business in June, 2012. While this segment provided no revenues during the 2013 period, the Company did incur some ongoing expenses associated with the discontinued operations. The nine months ended June 30, 2013 and 2012 reflect a loss from discontinued operations of ($23,066) and ($667,326), respectively.

Net Loss.   For the nine months ended June 30, 2013 and 2012, there was a net loss of ($710,978) and ($859,855), respectively. Net loss available to common shareholders for the nine months ended June 30, 2013 and 2012 was ($722,228) or ($0.03) per diluted share and ($871,105) or ($0.04) per diluted share, respectively.

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

Janel’s cash flow performance for the nine months ended June 30, 2013 is not necessarily indicative of future cash flow performance.

As of June 30, 2013, and compared with the prior fiscal year ended September 30, 2012, the Company’s cash and cash equivalents decreased by ($234,148) or (30.3%), to $539,720 from $773,868, respectively. During the nine months ended June 30, 2013, Janel’s net working capital (current assets minus current liabilities) decreased by ($526,596) from a negative ($206,879) at September 30, 2012 to a negative ($733,475) at June 30, 2013. This decrease in net working capital is primarily due to the net loss of ($710,978) for the nine months ended June 30, 2013.

Cash flows from continuing operating activities. Net cash used in continuing operating activities were ($323,576) and ($233,533) for the nine months ended June 30, 2013 and 2012, respectively. The change was principally driven by an increase in collection of outstanding accounts receivable; which were partially offset by an increase in payments of outstanding accounts payable and the net loss for the nine months ended June 30, 2013.

Cash flows from discontinued operating activities. For the nine months ended June 30, 2013 and 2012, net cash used in discontinued operating activities were ($23,066) and ($663,506), respectively.

Cash flows from investing activities. Net cash provided by investing activities, primarily the sale of marketable securities, was $58,358 for the nine months ended June 30, 2013. Net cash used for investing activities, primarily capital expenditures for property and equipment, was ($114,638) for the nine months ended June 30, 2012.

Cash flows from financing activities. Net cash provided by financing activities was $54,136 and $713,764 for the nine months ended June 30, 2013 and 2012, respectively. The cash provided by financing activities for the nine months ended June 30, 2013 consisted primarily of a net increase of $130,000 in borrowings under our bank line of credit which were partially offset by the repayment of long term debt in the amount of $64,614. The cash provided by financing activities for the nine months ended June 30, 2012 consisted primarily of an increase of $650,000 in borrowings under our bank line of credit, the sale on October 14, 2011 of 750,000 shares of the Company’s common stock for $150,000 and the repayment of a loan receivable in the amount of $92,817; which were partially offset by the repayment of a note payable in the amount of $100,000 and the repayment of long term debt in the amount of $67,803.

Community National Bank Borrowing Facility. On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). Currently, the interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 7%. Under the CNB Facility as currently amended, Janel New York may borrow up to $2.5 million limited to 80% of the Company’s aggregate outstanding eligible accounts receivable. The CNB Facility has been periodically renewed and will currently expire on September 30, 2013. Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and are guaranteed by James N. Jannello, the Company’s Chief Executive Officer. As of June 30, 2013, there were outstanding borrowings of $1,731,336 under the CNB Facility (which represented 90.6% of the amount available thereunder) out of a total amount available for borrowing under the CNB Facility of approximately $1,911,104

Community National Bank Term Loan. On April 5, 2011 Janel New York entered into a term loan in the amount of $400,000 with CNB (“CNB Term Loan”). The interest rate of the CNB Term Loan is 6%. The CNB Term Loan is for a five year term, expiring April 5, 2016, with monthly installment payments of principal and interest totaling $7,735. Obligations under the CNB Term Loan are secured by all of the assets of the Company, and are guaranteed by the Company and by James N. Jannello, the Company’s Chief Executive Officer. The borrowings under the CNB Term Loan were used to construct a 15,000 square foot walk/drive-in freezer in our New Jersey warehouse for our traditional freight forwarding and logistics business segment.

Working Capital Requirements. The Company’s cash needs are currently met by the CNB Facility and cash on hand. As of June 30, 2013, the Company had $179,768 available under its $2.5 million CNB Facility and $539,720 in cash on hand. Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty. If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations. We are actively pursuing additional investment capital for the very short and long terms; however there is no assurance that our efforts will be successful. If we are not successful in funding our working capital requirements, the Company’s operations will be materially negatively impacted.

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

Due to continuing losses in our food segment business, the Company’s Board of Directors determined to divest the food segment business in June 2012 and refocus our growth strategy on our transportation logistics business. As a result, the losses from the food segment have been eliminated.

Janel’s business plan and strategy continues to be the growth of its revenue and profitability for fiscal 2013 and beyond through several avenues. During March of the 2012 fiscal year we placed in service a new 15,000 square foot walk/drive-in freezer in our New Jersey warehouse to complement our traditional freight forwarding and logistics business, and we have realized expanded warehouse revenue with higher gross profit margins from this new service. The Company’s strategy for further growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; seek out and pursue privately held transportation-related firms which may ultimately lead to their acquisition by the Company; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

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

On April 27, 2012, the Company’s subsidiary, Janel Group of Illinois, Inc. (“Janel Illinois”), filed a law suit in the Circuit Court for Cook County, Illinois (Case No. 2012 L 4574) against Q Marketing Group, Ltd. and its principals, Eduardo and Marie Gordon, for non-payment of invoices for freight services, and on September 14, 2012 obtained a default judgment against the defendants. In an effort to collect on the judgment, Janel Illinois filed to register the Illinois default judgment with the New York Supreme Court, and on August 1, 2013, subsequent to the period covered by this Quarterly report on Form 10-Q, the defendants filed an answer with unspecified counterclaims against Janel Illinois (Supreme Court of New York for Queens County, Index No. 702364/13) seeking damages of $500,000, punitive damages of $1,000,000 and sanctions of $10,000. The Company believes that the defendants have no meritorious defenses or counterclaims against the Illinois judgment and will vigorously continue to pursue payment from the defendants.

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel Stock Option Incentive Plan adopted December 12, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, File No. 333-60608)
10.2	Asset Purchase Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. dated October 4, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, File No. 333-60608)
10.3	Sales Agency and Service Agreement between Janel World Trade, Ltd. and Ferrara International Logistics, Inc. entered into May 19, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 22, 2008, File No. 333-60608)
10.4	Revised Promissory Note dated November 1, 2011, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank, and Revised Business Loan Agreement dated November 1, 2011 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011, File No. 333-60608)
10.5	Commercial Guaranty dated August 2, 2010 made by Registrant with respect to the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.6	Commercial Security Agreement dated August 2, 2010 made by Registrant for the benefit of Community National Bank, securing Registrant’s obligations under its guaranty of the obligation of Registrant’s subsidiary, The Janel Group of New York, Inc., to Community National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
10.7	Letter agreement with respect to the extension by Community National Bank of the maturity of the line of credit to Registrant’s subsidiary, The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 333-60608)

10.8	Asset Purchase and Sale and Assumption of Liabilities Agreement by and among Janel Ferrara Logistics, LLC, and Mann Global Enterprises, LLC, dated June 15, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2012, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated August 14, 2013*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, June 30, 2013 and September 30, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2013	JANEL WORLD TRADE, LTD.
Registrant

/s/ James N. Jannello
Executive Vice President and Chief Executive
Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

- 18 -