Form 10-K
period 2013-09-30
JANEL WORLD TRADE LTD
filed 2014-01-14
CIK 1133062

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2013 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ________.

Commission file number:    333-60608

JANEL WORLD TRADE, LTD.
(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(718) 527-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

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
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2013, was $464,499.

The number of shares of Common Stock outstanding as of December 26, 2013 was 27,710,214.

JANEL WORLD TRADE, LTD.
2013 ANNUAL REPORT ON FORM 10-K

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

As previously reported, on August 30, 2013, the Company, and its wholly-owned subsidiary, The Janel Group of New York, Inc. sold to Allports Logistics Anchor Wharehouse, LLC, an entity affiliated with Nicholas V. Ferrara, a former director of the Company, certain of the Seller’s assets used by Janel in the Company’s Hillside, New Jersey freight forwarding and logistics operations.  The Company had originally acquired its New Jersey operations from an affiliate of Mr. Ferrara in two transactions in 2008 and 2010.  The purchase price for the sale to the Purchaser of the New Jersey assets consisted of $401,067 in cash, and the assumption of all future lease obligations with respect to the three office and warehouse facilities from which the Company conducted its New Jersey operations.  Janel used the cash portion of the purchase price to repay outstanding obligations secured by the New Jersey assets, including the $229,241 outstanding balance on the Seller’s term loan from Community National Bank, and an aggregate $58,245 on two outstanding equipment financing arrangements.  Simultaneously with the closing, Mr. Ferrara paid the Company $110,000 for the release of restrictions on competition which were agreed to as part of the 2008 portion of the acquisition of the New Jersey business.

Also as previously reported, on October 30, 2013, subsequent to the period covered by this report, the Company sold to Oaxaca Group LLC, an aggregate 7,692,308 shares of Janel’s Common Stock at a purchase price of $0.065 per share, or an aggregate of $500,000. As part of the purchase, the investor received warrants to purchase an aggregate 12,500,000 shares of Common Stock at $0.08 per share. In addition, the Company agreed that, at the investor’s option, the Company will present two nominees nominated by the investor to become members of the Company’s Board of Directors, and from and after such time the size of the Company’s Board of Directors will be limited to no more than four members, unless approved by the investor. In conjunction with the closing of the transaction, options to purchase 4,750,000 shares were granted to key employees of the Company.

Description of Business

Janel is a non-asset based third party logistics services company, engaged in full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers, customs brokerage services, and warehousing and distribution services.  The Company operates as one reportable business segment.  During our 2012 fiscal year the Company divested itself of and discontinued the food industry segment.

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

We operate out of five leased locations in the United States: Jamaica (headquarters) and Lynbrook (accounting) in New York; Elk Grove Village (Chicago, Illinois); Forest Park (Atlanta, Georgia) and Inglewood (Los Angeles, California).  Each Janel office is managed independently, with each manager having over 20 years experience with the Company.  Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the Company’s network.

Janel conducts its business through a network of Company-operated facilities and independent agent relationships in most trading countries. During fiscal 2013 (Janel’s fiscal year ends September 30), the Company handled approximately 39,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $44.7 million in fiscal 2013 and $49.8 million in fiscal 2012.  In fiscal 2013, approximately 67% of revenue related to import activities, 7% to export, 22% to break-bulk and forwarding, and 4% to warehousing, distribution and trucking.

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

Customers, Sales and Marketing

While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the Company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2013, the Company shipped goods and provided logistics services for approximately 820 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the Company’s franchise or agent relationships. We have two customers that each account for over 10% of our revenues in fiscal 2013:  The Conair Corporation (which accounts for approximately 35% of revenue) and H.H. Brown Shoe Company (which accounts for approximately 14% of revenue).

William J. Lally and Vincent Iacopella, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, are principally responsible for the marketing of the Company’s services. Each branch office manager is responsible for sales activities in their U.S. local market area. Janel attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

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

Employees

As of September 30, 2013, Janel employed 52 people; 26 in its Jamaica, New York headquarters, and Lynbrook, New York back office; 10 in Elk Grove Village, Illinois; 4 in Forest Park, Georgia: and 12 in Inglewood, California. Approximately 34 of the Company’s employees are engaged principally in operations, 13 in finance and administration and five in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

Our cash needs are currently met by our commercial bank credit facilities and cash on hand.  Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty.  If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations.  On October 30, 2013, subsequent to the period covered by this report, the Company raised $500,000 from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $0.08.  We intend to use the proceeds from these sales for general working capital purposes. We are also currently seeking a credit facility to replace our current bank financing.  If the investor does not exercise the warrants, and/or the Company is not able to renew the CNB Facility upon acceptable terms to us or obtain replacement financing for the CNB Facility, the Company’s operations will be materially negatively impacted.

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

We are dependent upon key officers.

We believe that our success is highly dependent on the continuing efforts of our President and Chief Executive Officer, William J. Lally, and our Chief Operating Officer, Vincent Iacopella. Mr. Lally, Mr. Iacopella, and certain other key employees. None of our officers or key employees are subject to employment contracts. The loss of the services of any of our key personnel could have a material adverse effect on us.

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

Janel’s Officers, Directors and two other shareholder’s control the Company.

The officers and directors, plus two other shareholders of the Company control the vote of approximately 70.2% of the outstanding shares of Common Stock. In addition, options to purchase 4,750,000 shares have been granted to key employees of the Company. As a result, the officers and directors of the Company control the election of the Company’s directors and will have the ability to control the affairs of the Company. Furthermore, a recent investor in the Company has the right to appoint 50% of the members of the Company’s Board of Directors. As a result, these officers, directors and shareholders have controlling influence over, among other things, the ability to amend the Company’s Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

As of September 30, 2013, Janel leased office and warehouse space in 4 cities located in the United States.  The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2015, with an annual base rent of $160,409. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which expires January 31, 2015, with an annual rent of $36,000. Janel’s Elk Grove Illinois office occupied approximately 2,170 square feet with an additional 450 square feet of warehouse space, all subject to a lease with a term ending May 31, 2014, with an annual base rent of $42,000. Janel’s Georgia location occupies approximately 3,000 square feet of office and warehouse space, under a lease which expires on August 31, 2014 with an annual rent of $28,836. Janel’s Los Angeles office occupies approximately 3,000 square feet of office under a lease which expires on June 30, 2016, with an annual rent of $83,100 through May 31, 2014, and increases every eighteen (18) months based upon the CPI with a limit of up to 4.5% per year.  Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

ITEM 3.                LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

Janel and/or one or more of its subsidiaries have been named as a defendant in the following lawsuits involving the Company’s food segment which the Company sold in 2012.

•
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

•
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

•
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

•
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

•
On October 2, 2013, Casa OiliO Sperlonga, S.p.A. and Casa Oilio North America, LLC filed a law suit in the Supreme Court of the State of New Jersey County of Union against Ferrara International Logistics, Inc., Nicholas V. Ferrara, Gusto Italia, LLC, Janel-Ferrara Group, Janel-Ferrara Logistics, LLC, Janel Group of New York, Inc., Janel World Trade, Ltd., Mann Global Enterprises, LLC, Michael W. O’Gorman, and Tutto Italia USA, LLC (Case No. UNN-L-3511-13). The complaint alleges the non-payment of food product purchases totaling $1,046,241. On December 17, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd., The Janel Group of New York, Inc., Janel Ferrara Logistics, LLC, and Janel Ferrara Group denying the allegations.

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

Fiscal Year Ended September 30, 2013
First Quarter	High	$0.15
	Low	$0.04

Second Quarter	High	$0.11
	Low	$0.04

Third Quarter	High	$0.09
	Low	$0.06

Fourth Quarter	High	$0.09
	Low	$0.04
Fiscal Year Ended September 30, 2012

First Quarter	High	$0.17
	Low	$0.09

Second Quarter	High	$0.19
	Low	$0.09

Third Quarter	High	$0.15
	Low	$0.06

Fourth Quarter	High	$0.08
	Low	$0.03

On December 19, 2013, the Company had 58 holders of record and approximately 456 beneficial holders of its shares of Common Stock.  The closing price of the Common Stock on that date was $0.04 per share.

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

Introduction

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2013, as compared to the results of operations for the fiscal year ended September 30, 2012.  The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

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

Effective with this Annual Report on Form 10-K, the Company has changed its accounting principle with regard to customs duty and no longer includes customs duty as a component of revenue or forwarding expense.  The net effect of this change is a reduction to revenue with a corresponding equal reduction to forwarding expense.  Refer to Note 2 to the Consolidated Financial Statements.

Years ended September 30, 2013 and 2012

Revenue. Total revenue from continuing operations for fiscal 2013 was $44,744,518, as compared to $49,837,461 for the same period of fiscal 2012, a decrease of $5,092,946 or 10.2%.  This decrease is mainly the result of lower ocean import shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) from continuing operations in fiscal 2013 was $6,264,544, a decrease of $554,851 or 8.1% as compared to net revenue of $6,819,395 for fiscal 2012.

Forwarding Expense.  Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For fiscal 2013, forwarding expense from continuing operations decreased by $4,538,092, or 10.6%, to $38,479,974 as compared to $43,018,066 for fiscal 2012 and as a percentage of revenue decreased to 86.0% for fiscal 2013, from 86.3% for fiscal 2012, a 0.3 percentage point decrease. This percentage decrease is principally the result of higher forwarding expense on ocean import shipping activity when compared to the prior year.

Selling, General and Administrative Expense.   For fiscal 2013 and 2012, selling, general and administrative expenses from continuing operations were $6,433,722 and $6,757,816, respectively, a decrease of $324,094, or 4.8% when compared to the prior year mainly due to staff and payroll cost reductions. As a percentage of revenue, selling, general and administrative expenses were 14.4% and 13.6% of revenue for fiscal 2013 and 2012, respectively, an 0.8 percentage point increase which is mainly the result of the decrease in revenue for fiscal 2013 when compared to the prior year and expenses which do not decrease in proportion to lower revenue.

Depreciation and Amortization . For fiscal 2013 and 2012, depreciation and amortization expenses from continuing operations were $19,191 and $31,154, respectively. This represents a year over year decrease of $11,963, or 38.4%, and is mainly the result of a minimal amount of capital expenditure during fiscal 2013 and 2012.

Interest Expense . For fiscal 2013 and 2012, interest expense from continuing operations was $121,021 and $94,454, respectively, an increase of $25,567. This increase is primarily the result of higher interest costs due to increased borrowings under our revolving line of credit with Community National Bank during fiscal 2013 versus 2012.

Loss From Continuing Operations.   For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($314,106) and ($65,029) for the fiscal years ended 2013 and 2012, respectively.

Income Taxes.    The company recorded a net income tax provision of $17,000 and $1,221,304 for fiscal 2013 and 2012, respectively. Fiscal 2013 only reflects applicable state income taxes and fiscal 2012 reflects applicable state income taxes and an expense in the amount of $1,184,003 to provide for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations.   On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. Fiscal 2013 and 2012 reflect a loss from discontinued operations of ($1,827,128) and ($1,392,383), respectively. Refer to Note 8 to the Consolidated Financial Statements.

Net Loss.    For fiscal 2013 and 2012, the Company incurred a net loss of ($2,158,234) and ($2,678,716), respectively. Net loss available to common shareholders for fiscal 2013 and 2012 was ($2,173,234) or ($0.09) per diluted share and ($2,693,716) or ($0.12) per diluted share, respectively.

Liquidity and Capital Resources

General. Our ability to satisfy our liquidity requirements, which include satisfying our debt obligations and funding working capital, day-to-day operating expenses and capital expenditures depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. We depend on our commercial credit facilities to fund our day-to-day operations as there is a timing difference between our collection cycles and the timing of our payments to vendors. Generally we do not have a need for significant capital expenditure as we are a non-asset based freight forwarder.

Janel’s cash flow performance for the 2013 fiscal year is not necessarily indicative of future cash flow performance.

As of September 30, 2013, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by ($148,284), or (19.2%), to $625,584 from $773,868, respectively. During the fiscal year ended September 30, 2013, Janel’s net working capital (current assets minus current liabilities) decreased by ($2,159,572) from $1,976,234 at September 30, 2012, to a negative ($183,338) at September 30, 2013. This decrease is primarily due to the net loss of ($2,158,234) for the fiscal year ended September 30, 2013.

Cash flows from continuing operating activities.  Net cash used in continuing operating activities for fiscal 2013 was ($283,267) and net cash provided by continuing operations for fiscal 2012 was $394,743. The change was principally driven by a decrease in the collection of outstanding accounts receivable, an increase in payments of outstanding accounts payable, the receipt in fiscal 2012 of a federal tax refund and a change in the deferred tax asset; which were partially offset by a reduction in the net loss from continuing operations when compared to the prior year and a decrease in payments for prepaid expenses and other sundry assets.

Cash flows from discontinued operating activities.  Net cash provided by discontinued operating activities was $97,818 for fiscal 2013 and net cash used in discontinued operating activities was ($786,609) for fiscal 2012.

Cash flows from investing activities . Net cash provided by investing activities, primarily the sale of the assets of our New Jersey operations and marketable securities, was $528,065 for fiscal 2013. Net cash used for investing activities, primarily capital expenditures for property and equipment, was ($7,754) for fiscal 2012.

Cash flows from financing activities . Net cash used in financing activities was ($490,900) for fiscal 2013 and net cash provided by financing activities was 698,733 for fiscal 2012. The cash used in financing activities for fiscal 2013 consisted primarily of the repayment of long-term debt of ($305,900) and a net decrease of ($170,000) under our bank line of credit. The cash provided by financing activities for fiscal 2012 consisted primarily of an increase of $650,000 in borrowings under our bank line of credit, the sale on October 14, 2011 of 750,000 shares of the Company’s common stock for $150,000 and the repayment of a loan receivable in the amount of $92,817; which were partially offset by the repayment of a note payable in the amount of $100,000.

Community National Bank Borrowing Facility. On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”). The CNB Facility has been periodically renewed. Currently, the interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 7%. On September 30, 2013, the CNB Facility was extended from September 30, 2013 to January 31, 2014. As part of the extension, CNB (i) reduced the Credit Facility to $1,731,336 (the amount of borrowings outstanding at that time), (ii) requires that 80% of the collections on eligible (under the borrowing base) accounts receivable from the Company’s former Hillside, New Jersey freight forwarding and logistics operations which was sold on August 30, 2013 (the “NJ Collections”), be used to pay down borrowings under the Credit Facility within 10 days of collection, and (iii) will not allow any additional borrowings during the extension period. Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and are guaranteed by James N. Jannello, the Company’s retired founder and Chief Executive Officer. As of September 30, 2013, after the required repayment of $300,000 of NJ Collections, there were outstanding borrowings of $1,431,336 under the CNB Facility.  On December 9, 2013, subsequent to the period covered by this report, the company repaid $156,000 to CNB, reducing the amount of borrowings outstanding under the Credit Facility to $1,275,336. This repayment was a result of NJ Collections for the period October 1, 2013 through November 30, 2013 and after this repayment there are no further repayments required from the NJ Collections. On August 30, 2013, the Company used a portion of the cash proceeds from the sale of its New Jersey operations to repay the $229,241outstanding balance on its 2011 term loan from CNB.

Working Capital Requirements.  The Company’s cash needs are currently met by the CNB Facility and cash on hand. As of September 30, 2013 the Company had $625,584 in cash on hand and under the current extension with CNB the Company is not allowed any additional borrowings under the CNB Facility. Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty. If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations. On October 30, 2013, subsequent to the period covered by this report, the Company raised $500,000 from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $0.08. We intend to use the proceeds from these sales for general working capital purposes. We are also currently seeking a credit facility to replace our current bank financing. If the investor does not exercise the warrants, and/or the Company is not able to renew the CNB Facility upon acceptable terms to us or obtain replacement financing for the CNB Facility, the Company’s operations will be materially negatively impacted.

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

Certain elements of our profitability and growth strategy, principally proposals for acquisition and accelerating our revenue growth are contingent upon the availability of adequate financing on terms acceptable to the Company.  On October 30, 2013, subsequent to the period covered by this report, the Company raised $500,000 from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the company’s common stock at a price of $0.08.  We are currently seeking a credit facility to replace our current bank financing.  If the investor does not exercise the warrants, and/or the Company is not able to renew the CNB Facility upon acceptable terms to us or obtain replacement financing for the CNB Facility, the Company’s operations will be materially negatively impacted.  Therefore, the implementation of significant aspects of our strategic growth plan may be delayed.

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

Customs brokerage and other services involves provide multiple services at destination including clearing shipments through customs by preparing required documentation, calculating and providing for payment of duties and other charges on behalf of the customers, arranging for any required inspections, and arranging for final delivery.  These revenues are recognized upon completion of the services.  Effective with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, the Company has changed its accounting principle and no longer includes customs duty as a component of revenue.  Refer to Note 2 to the Consolidated Financial Statements.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of Comprehensive loss:

a.     accounts receivable valuation;
b.     the useful lives of long-term assets;
c.    the accrual of costs related to ancillary services the Company provides;
d.    accrual of tax expense on an interim basis; and
e.   deferred tax valuation allowance.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Registrant are as follows:

Name	Age	Position

James N. Jannello	69	Executive Vice President and Director
William J. Lally	60	President, Chief Executive Officer and Director

Noel J. Jannello	42	Director and Vice President

Vincent Iacopella	46	Vice President and Chief Operating Officer

Ruth Werra	72	Secretary

Philip J. Dubato	57	Executive Vice President of Finance and Chief Financial and Accounting Officer

James N. Jannello is the Executive Vice President and a director, and through August 15, 2013 was the Chief Executive Officer of Janel since it was founded in 1974.  On November 15, 2013, subsequent to the period covered by this report, Mr. Jannello notified the Company that he is retiring to spend more time with family and pursue personal interests and, as a result of retirement, Mr. Jannello resigned from the Board and from all of his positions as an officer of the Registrant and all of its subsidiaries.  Mr. Jannello now holds the title of Director Emeritus.  Mr. Jannello is a licensed Customs House Broker and the father of Noel J. Jannello.

Mr. Jannello is well qualified to serve as a Director based on his extensive experience in the freight forwarding business and his management position with the Company since its founding.

William J. Lally has been the President and Chief Executive Officer of Janel since August 15, 2013.  Prior to that, Mr. Lally was the President and Chief Operating Officer of Janel since May 2009.  Mr. Lally’s principal function is the overseeing of all of the Company’s operations, and sales and marketing efforts.  Mr. Lally has been employed by Janel since 1975, first in New York and later in Chicago, Illinois.  Since 1979, Mr. Lally has served as the President of the Janel Group of Illinois, Inc.  Mr. Lally became a director of the Company in July 2002.

Mr. Lally is well qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding business and his management positions within the Company since 1975.

Noel J. Jannello has been employed by Janel since 1995, and has been a Vice President and operations executive since 2003.  His principal function is the overseeing of the Company’s import operations.  Mr. Jannello is a graduate of Bradley University (B.A., Advertising & Marketing, 1993), and is the son of James N. Jannello.

Mr. Jannello is well qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding business.

Vincent Iacopella has been the Vice President and Chief Operating Officer of Janel since August 15, 2013.  Prior to that, Mr. Iacopella was the Vice President of Janel and the Managing Director of The Janel Group of Los Angeles since 2004.  Mr. Iacopella is principally engaged in sales and marketing and also manages the Company’s Los Angeles office.  Prior to joining Janel, Mr. Iacopella was the Managing Director and President of the California subsidiary of Delmar Logistics, Inc.  Mr. Iacopella is a member of the board of directors of Los Angeles Customs Brokers Freight Forwarders Association, and is the Secretary of The Pacific Coast Council of Customs Brokers and Freight Forwarders Associations, Inc.  Mr. Iacopella attended New York University, and is a licensed customs broker.

Mr. Iacopella was a member of the Board of Directors of the Company from 2004 until he resigned in April of this year to focus his full attention on his operational responsibilities for the Company as Managing Director of The Janel Group of Los Angeles.  On December 15, 2013, subsequent to the period covered by this report, Mr. Iacopella agreed to return to the Board to fill the vacancy created on November 15, 2013 when Mr. James N. Jannello resigned.  Mr. Iacopella is well qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding business and leadership positions within the industry.

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

Board of Directors

Board of Directors.  During the fiscal year ended September 30, 2012, the Board of Directors met four times.  No incumbent director attended fewer than 75% of the total number of meetings of the Board of Directors of the Company held during the year.

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

The primary objective of our compensation and benefits program is to attract, motivate and retain our quality executive talent, and support our business goals within the limits arising out of the Company’s revenue and profitability.  Our executive compensation structure is comprised of and limited to a small group of only five executives, and the amount of their compensation is principally based on the available funds and the achievement of our goals for growth and profitability.

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

Leadership Structure and Risk Oversight

While the Board believes that there are various structures which can provide successful leadership to the Company, the Company’s executive functions are shared by the Company’s President/Chief Executive Officer and Chief Operating Officer.  Both individuals serve on the Company’s Board of Directors and they, together with the other directors bring experience, oversight and expertise to the management of the Company.  The Board believes that, due to the small size of the Company, this leadership structure best serves the Company and its stockholders.

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

The Board of Directors in its audit function has discussed with Paritz & Company, P.A., the independent auditors for the Company for the fiscal year ended September 30, 2013, the matters required to be discussed by Statement on Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  The Board has received the written disclosures and the letter from the independent auditors required by Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the Public Company Accounting Oversight Board and has discussed with the independent auditors the independent auditors’ independence.

Based on the foregoing review and discussions, the Board of Directors approved the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for filing with the Securities and Exchange Commission.

The Board of Directors
William J. Lally
Vincent Iacopella
Noel J. Jannello

ITEM 11.              EXECUTIVE COMPENSATION

Introduction

The individuals who served as the Company’s principal executive officers during the fiscal year ended September 30, 2013, two individuals (other than principal executive officers) who were the Company’s most highly compensated executive officers as of September 30, 2013, and up to two additional individuals who were the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to in the following discussion as the “named executive officers”.  The following executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company during the fiscal years ended September 30, 2013 and 2012.

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

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2013 and 2012.

Name and		Base Salary	Bonus	Stock Awards	Option Awards	All Other	Total
Principal Position	Year	$	$	$	$	Compensation	$
(a)	(b)	(c)	(d)	(e)	(f)	$ (i)	(j)
James N. Jannello,	2013	88,037	0	0	0	49,024(1)	137,061
EVP	2012	178,775	0	0	0	60,588(1)	239,363
Philip J. Dubato,	2013	175,000	0	0	0	18,000(2)	193,000
EVP of Finance and CFO	2012	175,000	0	0	0	18,000(2)	193,000
William J. Lally	2013	125,000	0	0	0	40,979(3)	165,979
President and CEO	2012	116,900	0	0	0	38,046(3)	154,946
Noel J. Jannello	2013	168,795	0	0	0	46,817(4)	215,612
Vice President	2012	167,291	0	0	0	46,074(4)	213,365
Vincent Iacopella	2013	121,500	43,234	0	0	17,587(5)	182,321
Vice President and COO	2012	121,500	17,549	0	0	16,948(5)	155,997

_______________________________________________

(1)  Includes $18,525 and $18,183 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2013 and 2012, respectively, $29,438 and $37,953 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2013 and 2012, respectively, $1,061 and $1,958 of 401K paid on behalf of such individual for each of the fiscal years ended 2013 and 2012, respectively, and $2,494 of life insurance paid on behalf  of such individual for fiscal year ended 2012.

(2)   Includes $12,000 and $12,000 of medical insurance premiums reimbursed on behalf of such individual for each of the fiscal years ended 2013 and 2012, respectively, and $6,000 and $6,000 for an automobile allowance for each of the fiscal years ended 2013 and 2012, respectively.

(3)   Includes $14,676 and $15,994 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2013 and 2012, respectively, and $26,303 and $22,052 of medical insurance premiums paid on behalf of such individual for fiscal year ended 2013 and 2012, respectively.

(4)  Includes $23,888 and $22,812 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2013 and 2012, respectively, $21,655 and $21,988 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2013 and 2012, respectively, and $1,274 and $1,274, of 401K paid on behalf of such individual for the fiscal year ended 2013 and 2012, respectively.

(5)  Includes $4,835 and $4,246 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2013 and 2012, respectively, $12,752 and $12,702 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2013 and 2012, respectively.

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

Stock Option Plans.

Prior to 2012, the Company maintained the Janel World Trade, Ltd. Stock Option Incentive Plan (the “2002 Option Plan”) which was approved by the Company’s Board of Directors and shareholders in 2002.  Options to purchase 23,750 shares of Common Stock previously granted under the 2002 Plan expire on June 29, 2015.  To date, 23,750 options have been granted under the Option Plan. The Option Plan is administered by the Board of Directors, which is authorized to grant incentive stock options and non qualified stock options to selected employees and consultants of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

On October 30, 2013 (subsequent to the period covered by this Annual Report), the Board of Directors adopted the Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (the “2013 Plan”) providing for options to purchase up to 5,000,000 shares of Common Stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

The exercise price and other terms of any nonqualified option granted under the 2013 Plan is determined by the Compensation Committee (the “Committee”) of the Board of Directors or, if the Board does not create the Committee, by the Board which shall function as the Committee.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2013.  For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act requires inclusion of shares of Common Stock that may be acquired within sixty days of the stated date.  Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as September 30, 2013.

Name and Address	Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class

James N. Jannello	5,500,000(1)	27.48%
150-14 132nd Avenue
Jamaica, NY 11434

Stephen P. Cesarski	5,205,600(1)	26.00%
150-14 132nd Avenue
Jamaica, NY 11434

William J. Lally	1,000,000(1)	5.00%
150-14 132nd Avenue
Jamaica, NY 11434
__________________________
  (1) All of these shares are owned of record.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of Common Stock as of September 30, 2013 by (i) each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report, (ii) each current director and each nominee for election as a director and (iii) all directors and executive officers of the Company as a group.  An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class

James N. Jannello	5,500,000	27.48%
William J. Lally	1,000,000	5.00%
Noel J. Jannello	25,000	*
Vincent Iacopella	0	*
Ruth Werra	25,000	*
Philip J. Dubato	0	*
All directors and executive officers as a group (6 persons)	6,550,000	32.72%

Equity Compensation Plan Information

The following table provides information, as of September 30, 2013, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,750*	$1.00	0*
Equity compensation plans not approved by security holders	0	0	0
Total	23,750*	$1.00	0*

*    Shares are issuable pursuant to options granted under the Company’s 2002 Option Plan.  The 2002 Option Plan has expired.

ITEM 13.              CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Janel’s Board of Directors does not yet include any “independent” directors.

On August 28, 2013, Janel World Trade, Ltd. (the “Company”), and its wholly-owned subsidiary, The Janel Group of New York, Inc. (collectively, the “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Allports Logistics Anchor Wharehouse, LLC (the “Purchaser”), an entity affiliated with Nicholas V. Ferrara, a former director of the Company.  Under the terms of the Agreement, the Purchaser purchased certain of the Seller’s assets (the “NJ Assets”) used by the Seller in the Company’s Hillside, New Jersey freight forwarding and logistics operations (the “NJ Business”).  The Company had originally acquired its New Jersey operations from an affiliate of Mr. Ferrara in two transactions in 2008 and 2010.  The purchase price for the sale to the Purchaser of the NJ Assets consisted of $401,066.85 in cash, and the assumption of all future lease obligations with respect to the three office and warehouse facilities from which the Company conducted its New Jersey operations.  At the closing of the sale on August 30, 2013, the Seller used the cash portion of the purchase price to repay outstanding obligations secured by the NJ Assets, including the $229,240.91 outstanding balance on the Seller’s term loan from Community National Bank, and an aggregate $58,245.36 on two outstanding equipment financing arrangements.  Simultaneously with the closing under the Asset Purchase Agreement, Mr. Ferrara paid the Company $110,000 for the release of restrictions on competition which were agreed to as part of the 2008 portion of the acquisition of the NJ Business.  All of the expenses of the NJ Business from and after the closing will be the responsibility of the Purchaser.  The Company retained its pre-closing accounts receivable and accounts payable with respect to the NJ Business and anticipates that the net proceeds on these accounts receivable and payable will be used to further reduce the Company’s obligations to Community National Bank.  As previously reported by the Company, as of September 30, 2012 the Company had determined that there was full impairment of the goodwill relating to its 2008 and 2010 acquisitions of the NJ Business, and recorded an impairment loss of $1,167,070, representing the write-off of all of the goodwill acquired in those transactions.  As a result of the sale of the NJ Business to the Purchaser, the Company recorded a write off of $1,562,061 associated with the customer list from the 2008 and 2010 acquisitions of the NJ Business.

With regard to the October 4, 2010 acquisition, the Company had acquired the international freight forwarding assets of FIL, a company owned by Nicholas V. Ferrara, pursuant to the terms of the Purchase Agreement between the Company and FIL dated October 4, 2010.  Mr. Ferrara became a director of the Company following the closing.  The purchase price paid and to be paid under the terms of the Purchase Agreement consists of (i) cash in an amount equal to 70% of the annual actual earnings before interest, taxes, depreciation and amortization (EBITDA) achieved over the three 12-month periods following the Closing (the “Earn-Out Period”) from revenues generated from the customers included in the purchased assets, and (ii) 1,714,286 restricted shares of the Company’s Common Stock valued at $600,000 based on the closing market price of the stock on October 1, 2010 (the “Share Allocation”), issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.  The Share Allocation was subject to decrease if actual EBITDA from revenues generated from the customers included in the purchased assets during the Earn-Out Period is below $2 million, and will be issued in three installments on October 4, 2011, 2012 and 2013.  The 1,714,286 restricted shares were returned to the Company in conjunction with the August 28, 2013 Asset Purchase Agreement described in the previous paragraph.

Prior to August 28, 2013, we received trucking and warehouse related services from Allports Logistics Warehouse, LLC (“Allports”) and Ferrara International Worldwide, Inc. (“FIW”), located in Hillside, New Jersey and controlled and owned by Nicholas V. Ferrara, a former Director of the Company.  We paid approximately $1,311,000 and $2,009,000 to Allports for such services in fiscal 2013 and 2012, respectively; and, approximately $439,000 and $160,000 to FIW for such services in fiscal 2013 and 2012, respectively.   We believe that the terms of this arrangement were consistent with third party arrangements that provide similar services.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Paritz & Company, P.A. (the “Auditor”) has served as the Company’s independent public accountants since 2002.  The following is a description of the fees billed to the Company by the Auditor during the fiscal years ended September 30, 2013 and 2012:

Audit Fees

Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements.  Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor.  Such services include consents related to SEC and other regulatory filings.  The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended September 30, 2013 and 2012 totaled $63,000 and $60,450, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits.  The Auditor did not bill any fees for audit related services rendered to the Company for 2013 and 2012.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services.  The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended September 30, 2013 and 2012 totaled $8,025 and $7,150, respectively.

All Other Fees

The aggregate fees billed to the Company by the Auditor for all other fees for the year ended September 30, 2013 and 2012 totaled $750 and $1,925, respectively.  The “other fees” for 2013 were for services related to the sale of our New Jersey operations and for 2011 were for services related to the wind down of the food industry segment.

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

(a) 2.      Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.
3.1
Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)

3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2
Revised Promissory Note dated October 29, 2012, made by Registrant’s subsidiary, The Janel Group of New York, Inc., payable to Community National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2012, File No. 333-60608)

10.3
Revised Business Loan Agreement dated October 29, 2012 between Registrant’s subsidiary, The Janel Group of New York, Inc., and Community National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 29, 2012, File No. 333-60608)

10.4
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

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, File No. 333-60608)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated January 14, 2014
101
Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, September 30, 2013 and September 30, 2012, (ii) Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2013, 2012, and 2011 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL WORLD TRADE, LTD.

Date: January 14, 2014	By:	/s/ William J. Lally
William L. Lally
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Lally	President, Chief Executive	January 14, 2014
William J. Lally	Officer and Director

/s/ Vincent Iacopella	Vice President, Chief	January 14, 2014
Vincent Iacopella	Operating Officer and Director

/s/ Philip J. Dubato	Executive Vice President of	January 14, 2014
Philip J. Dubato	Finance and Chief Financial
and Accounting Officer

/s/ Noel J. Jannello	Vice President and Director	January 14, 2014
Noel J. Jannello

/s/ Ruth Werra	Secretary	January 14, 2014
Ruth Werra

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Janel World Trade Ltd. and Subsidiaries
Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the years ended September 30, 2013 and September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A

Hackensack, New Jersey
January 14, 2014

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$625,584	$773,868
Accounts receivable, net of allowance for doubtful accounts of $394,294 in 2013 and $325,335 in 2012	3,615,302	4,578,006
Marketable securities (Note 3)	-	65,568
Loans receivable - other (Note 4)	42,276	-
Prepaid expenses and sundry current assets	74,871	78,316
Assets of discontinued operations (Note 8)	305,454	3,508,034
TOTAL CURRENT ASSETS	4,663,487	9,003,792

Property and equipment, net (Note 5)	21,922	38,196

OTHER ASSETS:
Security deposits	60,724	57,049
TOTAL OTHER ASSETS	60,724	57,049

TOTAL ASSETS	$4,746,133	$9,099,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Note payable - bank (Note 6)	$1,431,336	$1,601,336
Accounts payable – trade	3,031,135	3,924,901
Accrued expenses and other current liabilities	311,369	313,869
Liabilities of discontinued operations (Note 8)	72,985	1,187,452
TOTAL CURRENT LIABILITIES	4,846,825	7,027,558

OTHER LIABILITIES:
Deferred compensation (Note 1)	78,568	78,568
TOTAL OTHER LIABILITIES	78,568	78,568

STOCKHOLDERS’ EQUITY (DEFICIENCY) (Note 9)	(179,260)	1,992,911

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,746,133	$9,099,037

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	YEAR ENDED
	SEPTEMBER 30,
	2013	2012

REVENUES	$44,744,518	$49,837,461

COSTS AND EXPENSES:
Forwarding expenses	38,479,974	43,018,066
Selling, general and administrative	6,433,722	6,757,816
Depreciation and amortization	19,191	31,154
TOTAL COSTS AND EXPENSES	44,932,887	49,807,036

(LOSS) INCOME FROM CONTINUING OPERATIONS	(188,369)	30,425

OTHER ITEMS:
Interest expense, net of interest and dividend income	(121,021)	(95,454)
Realized loss from available for sale securities	(4,716)	-
TOTAL OTHER ITEMS	(125,737)	(95,454)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(314,106)	(65,029)
Income taxes (Note 10)	17,000	1,221,304

NET LOSS FROM CONTINUING OPERATIONS	(331,106)	(1,286,333)
Loss from discontinued operations, net of loss on sale of discontinued operations of $1,351,795 in 2013 (Note 8)	(1,827,128)	(1,392,383)

NET LOSS	(2,158,234)	(2,678,716)
Preferred stock dividends (Note 9)	15,000	15,000

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,173,234)	$(2,693,716)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Unrealized gain from available for sale securities	1,063	12,968
COMPREHENSIVE LOSS	$(2,172,171)	$(2,680,748)
(Loss) per share from continuing operations:
Basic	$(.02)	$(.06)
Diluted	$(.01)	$(.06)
(Loss) per share from discontinued operations:
Basic	$(.08)	$(.06)
Diluted	$(.08)	$(.06)
Net (Loss) per share available to common shareholders:
Basic	$(.10)	$(.12)
Diluted	$(.09)	$(.12)
Basic weighted average number of shares outstanding	21,577,202	21,705,553
Fully diluted weighted average number of shares outstanding	23,212,452	23,340,803

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	COMMON STOCK		PREFERRED STOCK
	SHARES	$	SHARES	$	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE-SEPTEMBER 30, 2011	21,104,868	$21,105	1,063,525	$1,064	$(48,891)	$4,695,415	$(131,003)	$(14,032)	$4,523,658
Net loss	-	-	-	-	-	-	(2,678,716)	-	(2,678,716)
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Common stock issuance	750,000	750	-	-	-	149,250	-	-	150,000
Treasury Stock retired	(122,676)	(123)	-	-	48,891	(48,768)	-	-	-
Other comprehensive gains (losses):
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	-	-	12,969	12,969
BALANCE-SEPTEMBER 30, 2012	21,732,192	$21,732	1,063,525	$1,064	-	$4,795,897	$(2,824,719)	$(1,063)	$1,992,911
Net loss	-	-	-	-	-	-	(2,158,234)	-	(2,158,234)
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Common Stock retired	(1,714,286)	(1,714)	-	-	-	1,714	-	-	-
Other comprehensive gains (losses):
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	-	-	1,063	1,063
BALANCE-SEPTEMBER 30, 2013	20,017,906	$20,018	1,063,525	$1,064	-	$4,797,611	$(4,997,953)	$-	$(179,260)

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2013	2012
OPERATING ACTIVITIES:
Net (loss)	$(2,158,234)	$(2,678,716)
Plus (loss) from discontinued operations	475,333	1,392,383
Plus (loss) from sale of assets	1,351,795	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt reserve	(22,849)	(12,898)
Depreciation and amortization	19,191	31,154
Deferred income taxes	-	1,184,003
Changes in operating assets and liabilities:
Accounts receivable	943,277	1,073,757
Tax refund receivable	-	148,000
Prepaid expenses and sundry current assets	3,445	(109,788)
Accounts payable and accrued expenses	(891,550)	(633,402)
Security deposits	(3,675)	250
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(283,267)	394,743

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	97,818	(786,609)

NET CASH (USED IN) OPERATING ACTIVITIES	(185,449)	(391,866)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(2,917)	(7,506)
Sale (purchase) of marketable securities	61,915	(248)
Proceeds from sale of assets	469,067	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	528,065	(7,754)

FINANCING ACTIVITIES:
Dividends paid	(15,000)	(15,000)
Proceeds from the sale of common stock	-	150,000
Borrowings under bank line of credit	130,000	650,000
Repayment under bank line of credit	(300,000)	-
Repayments of long-term debt	(305,900)	(79,084)
Repayment of other note payable	-	(100,000)
Repayment of loans receivable	-	92,817
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(490,900)	698,733

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(148,284)	299,113

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	773,868	474,755

CASH AND CASH EQUIVALENTS – END OF YEAR	$625,584	$773,868

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$138,989	$122,880
Income taxes	$27,000	$19,870
Non-cash activities:
Unrealized gain on marketable securities	$1,063	$12,969
Dividends declared to preferred shareholders	$15,000	$15,000
Loan receivable (Note 4)	$42,000	$-

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business segment information

The Company operates as one reportable segment which is full service cargo transportation logistics management. The food sales segment was discontinued during the fiscal year ended September 30, 2012.  Refer to Note 9, below.

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

Customs brokerage and other services involves providing multiple services at destination, including clearing shipments through customs by preparing required documentation, calculating and providing for payment of duties and other charges on behalf of the customers arranging for any required inspections, and arranging for final delivery.  These revenues are recognized upon completion of the services.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

            Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Refer to Note 3, below, regarding marketable securities which are remeasured at fair value on a recurring basis.

Deferred compensation

Deferred compensation of $78,568 represents compensation due to an officer of the Company upon termination, retirement or death.  This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

Rental expense

Rental expense is accounted for on the straight-line method.

Deferred rent payable as of September 30, 2013 and 2012 which amounted to $2,026 and $4,237 represents the excess of recognized rent expense over scheduled lease payments and is included in accrued expenses and other current liabilities..

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

2	CHANGES IN ACCOUNTING PRINCIPLE – RECLASSIFICATION

Effective with this Annual Report on Form 10-K, management has elected to reclassify certain revenues in its consolidated statements of income.  Previously, the Company classified its payments of customs duties on behalf of customers as forwarding expenses, and the Company’s collections of those customs duties from customers as revenues.  Management has now removed these payments and collections of customs duties from revenues and forwarding expenses.  These reclassifications have resulted in a decrease to revenues and a corresponding decrease to forwarding expenses of $31,839,927 for the fiscal year ended September 30, 2013, and $35,671,828 for the fiscal year ended September 30, 2012, with no change to previously reported net income (loss).  In management’s judgment, the revised methodology makes the presentation more useful and informative and better reflects industry practice.

3	MARKETABLE SECURITIES

On November 21, 2012, the Company sold its marketable securities for $61,915 and realized a loss on the sale in the amount of $4,716. For the fiscal year ending September 30, 2012, marketable securities consisted of the following:

	Cost	Unrealized Holding Gains	Sale of Securities	Fair Value

As of September 30, 2012:
Mutual Funds	$52,599	$12,969	$-	$65,568

All of the Company’s marketable securities were Level 1 type assets, based on quoted prices in active markets.

4	LOANS RECEIVABLE – OTHER

On August 28, 2013, in connection with the sale of certain assets of the Company’s New Jersey business (refer to Note 8, below), the Company issued a $42,000 promissory note to Nicholas V. Ferrara, a former employee and director of the Company.  The promissory note bears interest at a rate of 8.0% beginning September 1, 2013.  Principal and interest shall be due and payable in 36 equal and consecutive monthly installments in the amount of $1,343 beginning January 1, 2014.

5	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30,
	2013	2012	Life

Furniture and fixtures	$18,944	$18,944	5-7 years
Computer equipment	109,691	106,763	5 years
	128,635	125,707
Less accumulated depreciation and
Amortization	106,713	87,511
	$21,922	$38,196

6	NOTE PAYABLE – BANK

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

On October 29, 2012 the CNB Facility was extended until September 30, 2013.  As part of the extension, CNB eliminated the unused line fee.  All other terms of the CNB Facility remained unchanged.

On September 30, 2013, the CNB Facility was extended to January 31, 2014.  As part of the extension, CNB (i) reduced the Credit Facility to $1,731,336 (outstanding borrowings at that date), (ii) requires that 80% of the collections on eligible accounts receivable from the Registrant’s former Hillside, New Jersey freight forwarding and logistics operations which was sold on August 30, 2013 (the “NJ Collections”), be used to pay down borrowings under the Credit Facility within 10 days of collection, and (iii) will not allow any additional borrowings during the extension period.  All other terms of the CNB credit facility remained unchanged.

On September 30, 2013, the company repaid $300,000 to CNB, reducing the amount of borrowings outstanding under the Credit Facility to $1,431,336.  This repayment was a result of NJ Collections during the month of September.

On December 9, 2013, subsequent to the period covered by this report, the company repaid $156,000 to CNB, reducing the amount of borrowings outstanding under the Credit Facility to $1,275,336.  This repayment was a result of NJ Collections for the period October 1, 2013 through November 30, 2013.

7	RELATED PARTY

Prior to August 28, 2013, we received trucking and warehouse related services from Allports Logistics Warehouse, LLC (“Allports”) and Ferrara International Worldwide, Inc. (“FIW”), which is controlled and owned by Nicholas V. Ferrara, a former employee and Director of the Company.  We paid approximately $1,311,000 and $2,009,000 to Allports for such services in fiscal 2013 and 2012, respectively; and, approximately $439,000 and $160,000 to FIW for such services in fiscal 2013 and 2012, respectively. Refer to Note 8, below, regarding the sale of the New Jersey operations to a related party.

8	DISCONTINUED OPERATIONS

On August 28, 2013, the Company, and its wholly-owned subsidiary, The Janel Group of New York, Inc. (collectively, the “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Allports Logistics Anchor Wharehouse, LLC (the “Purchaser”), an entity affiliated with Nicholas V. Ferrara, a former director of the Company.  Under the terms of the Agreement, the Purchaser purchased certain of the Seller’s assets (the “NJ Assets”) used by the Seller in the Company’s Hillside, New Jersey freight forwarding and logistics operations (the “NJ Business”).  The Company had originally acquired its New Jersey operations from an affiliate of Mr. Ferrara in two transactions in 2008 and 2010.  The sale price of the NJ Assets consisted of $401,067 in cash, and the assumption of all future lease obligations with respect to the three office and warehouse facilities from which the Company conducted its New Jersey operations.  At the closing of the sale on August 30, 2013, the Seller used the cash portion of the purchase price to repay outstanding obligations secured by the NJ Assets, including the $229,241 outstanding balance on the Seller’s term loan from CNB, and an aggregate $58,245 on two outstanding equipment financing arrangements.  Simultaneously with the closing Mr. Ferrara (i) paid the Company $110,000 for the release of restrictions on competition which were agreed to as part of the 2008 portion of the acquisition of the NJ Business and (2) returned to the Company the 1,714,286 restricted common shares that were previously issued as part of the 2010 portion of the acquisition of the NJ Business (the restricted common shares were subject to an earn out, however, none of the restricted common shares were earned).  All of the expenses of the NJ Business from and after the closing are the responsibility of the Purchaser.  The Company retained its pre-closing accounts receivable and accounts payable with respect to the NJ Business the net proceeds on these accounts receivable and payable will be used to further reduce the Company’s obligations to Community National Bank.  As previously reported by the Company, as of September 30, 2012 the Company had determined that there was full impairment of the goodwill relating to its 2008 and 2010 acquisitions of the NJ Business, and recorded an impairment loss of $1,167,070 on September 30, 2012, representing the write-off of all of the goodwill acquired in those transactions.  As a result of the sale of the NJ Business to the Purchaser, the Company recorded a write off of $1,562,061 associated with the customer list from the 2008 and 2010 acquisitions of the NJ Business.

As a result of the above, the Company elected to discontinue the operations of the NJ Business.  Also, during June 2012 the Company elected to discontinue the operations of the food sales segment. The assets, liabilities and operations associated with the NJ Business and the food sales segment are summarized below.

F-13

	2013	2012
ASSETS AND LIABILITIES IN DISCONTINUED OPERATIONS:

ASSETS:
Accounts receivable, net	305,454	1,053,407
Prepaid expenses and sundry current assets	-	49,894
Property and equipment, net	-	473,207
Security deposits	-	110,000
Intangible assets	-	1,821,526
TOTAL ASSETS	305,454	3,508,034

LIABILITIES:
Accounts payable	57,780	525,351
Accrued expenses	15,205	356,201
Current and long-term debt – bank	-	305,900
TOTAL LIABILITIES	72,985	1,187,452

	2013	2012
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$12,759,734	$13,793,122

COSTS AND EXPENSES:
Cost of sales	9,683,566	10,936,669
Selling, general and administrative expenses	3,169,610	3,766,801
Depreciation and amortization	363,923	365,503
Change in fair value of contingent consideration	-	(1,129,650)
TOTAL COSTS AND EXPENSES	13,217,099	13,939,323

Interest expense	17,968	79,112
Sub-total	(475,333)	(225,313)

Loss on sale of assets	1,351,795	-
Impairment loss	-	1,167,070

LOSS FROM DISCONTINUED OPERATIONS	$(1,827,128)	$(1,392,383)

F-14

	2013	2012
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$12,759,734	$13,193,358

COSTS AND EXPENSES:
Cost of sales	9,683,566	10,086,819
Selling, general and administrative expenses	3,131,687	3,356,388
Depreciation and amortization	363,923	361,683
Change in fair value of contingent consideration	-	(1,129,650)
TOTAL COSTS AND EXPENSES	13,179,176	12,675,240

Interest expense	17,968	76,105
Sub-total	(437,410)	442,013

Loss on sale of assets	1,351,795	-
Impairment loss	-	1,167,070

LOSS FROM DISCONTINUED OPERATIONS	$(1,789,205)	$(725,057)

	2013	2012
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	-	$599,764

COSTS AND EXPENSES:
Cost of sales	-	849,850
Selling, general and administrative expenses	37,923	410,413
Depreciation and amortization	-	3,820
TOTAL COSTS AND EXPENSES	37,923	1,264,083

Interest expense	-	3,007

LOSS FROM DISCONTINUED OPERATIONS	$(37,923)	$(667,326)

9	STOCKHOLDERS’ EQUITY

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

On January 10, 2007, the Company sold 1,000,000 unregistered shares of newly authorized $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total of $500,000.  The shares are convertible into shares of Janel’s $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pay a cumulative cash dividend at a rate of $15,000 per year payable quarterly.  On September 30, 2013 there were 1,000,000 Series A Stock outstanding.

On October 18, 2007, the Company issued 285,000 unregistered shares of newly authorized $0.001 par value Series B Convertible Preferred Stock (the “Series B Stock”) in connection with the acquisition of Order Logistics, Inc. (a discontinued operation).  The shares are convertible into shares of Janel’s $0.001 par value common stock at any time after October 18, 2009 on a one-share (of Series B Stock) for ten-shares (of common stock) basis. On September 30, 2013 there were 63,525 Series B Stock outstanding.

B.	Common stock

On October 12, 2006, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions.  The repurchase plan may be suspended by the Company at any time.  As of September 30, 2013, 259,676 shares of the Company’s common stock have been repurchased under the plan at a cost of $114,703 and restored to the status of authorized and unissued.

On October 4, 2010, the Company issued 1,714,286 shares of common stock at $0.35 per share or an aggregate of $600,000 in connection with the Ferrara International Logistics, Inc. acquisition of the same date.  On August 28, 2013 the 1,714,286 shares of common stock were returned to the Company in connection with the sale of the Company’s New Jersey operation on August 28, 2013.

On October 14, 2011, the Company sold 750,000 shares of common stock at $0.20 per share or an aggregate of $150,000.

10	INCOME TAXES

Income taxes from continuing operations consist of the following:

	Year Ended September 30,
	2013	2012

Federal – current	$-	$-
- deferred	-	1,084,304
State and local	17,000	37,000
	$17,000	$1,121,304

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended September 30,
	2013	2012

Federal taxes (credits) at statutory rates	$(116,000)	$(209,000)
Permanent differences	10,000	10,000
State and local taxes, net of Federal benefit	6,000	(84,000)
Valuation allowance	(100,000)	(838,304)
	$-	$(1,121,304)

The components of deferred income tax are as follows:

Net operating loss carryforwards	$2,718,000	$838,304
Valuation allowance	(2,718,000)	(838,304)
Net deferred tax asset	$-	$-

During the fiscal years ended September 30, 2013 and 2012, the Company provided a valuation allowance against deferred tax assets in the amount of $100,000 and $838,304, respectively, as the result of an evaluation of the Company’s net operating losses incurred in prior years, its recent history of two consecutive years of losses from continuing operations, there are no existing events (such as very large sales orders or non-recurring events) that would produce adequate taxable income to offset the carryforward and there are no appreciated assets available to sell in order to utilize the NOL.  The Company assessed the likelihood that its deferred tax assets would be recovered from future taxable income and determined that recovery was not more likely than not based upon all available evidence, both positive and negative.  The amount of the non-cash valuation allowance reduction was based on management’s estimates of future taxable income by taking jurisdictions and the period over which the Company believes deferred tax assets will be recoverable.

The Company has net operating loss carryforwards for income tax purposes which expire as follows:

2031	$285,000
2032	1,555,000
2031	4,200,000
$6,040,000

11	PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing plan and a contributory 401(k) plan covering substantially all full-time employees. The 401(k) plan provides for participant contributions of up to 25% of annual compensation (not to exceed the IRS limit), as defined by the plan.  The Company contributes an amount equal to 25% of the participant’s first 5% of contributions.  The expense charged to operations for the years ended September 30, 2013 and 2012 aggregated approximately $19,000 and $19,000, respectively.

12	RENTAL COMMITMENTS

The Company conducts its operations from leased premises.  Rental expense on operating leases for the years ended September 30, 2013 and 2012 was approximately $388,000 and $406,000, respectively.

Future minimum lease commitments (excluding renewal options) under non-cancellable leases are as follows:

Year ended September 30, 2014	$344,000
2015	149,000
2016	83,000
2017	62,000

13	RISKS AND UNCERTAINTIES

(a)	Currency risks

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

(2)           Janel and/or one or more of its subsidiaries have been named as a defendant in the following lawsuits involving the Company’s food segment which the Company sold in 2012.

⋅
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

⋅
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

⋅
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

⋅
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

⋅
On October 2, 2013, Casa OiliO Sperlonga, S.p.A. and Casa Oilio North America, LLC filed a law suit in the Supreme Court of the State of New Jersey County of Union against Ferrara International Logistics, Inc., Nicholas V. Ferrara, Gusto Italia, LLC, Janel-Ferrara Group, Janel-Ferrara Logistics, LLC, Janel Group of New York, Inc., Janel World Trade, Ltd., Mann Global Enterprises, LLC, Michael W. O’Gorman, and Tutto Italia USA, LLC (Case No. UNN-L-3511-13). The complaint alleges the non-payment of food product purchases totaling $1,046,241. On December 17, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd., The Janel Group of New York, Inc., Janel Ferrara Logistics, LLC, and Janel Ferrara Group denying the allegations.

(3)           On April 27, 2012, the Company’s subsidiary, Janel Group of Illinois, Inc. (“Janel Illinois”), filed a law suit in the Circuit Court for Cook County, Illinois (Case No. 2012 L 4574) against Q Marketing Group, Ltd. and its principals, Eduardo and Marie Gordon, for non-payment of invoices for freight services, and on September 14, 2012 obtained a default judgment against the defendants. In an effort to collect on the judgment, Janel Illinois filed to register the Illinois default judgment with the New York Supreme Court, and on August 1, 2013, subsequent to the period covered by this Quarterly report on Form 10-Q, the defendants filed an answer with unspecified counterclaims against Janel Illinois (Supreme Court of New York for Queens County, Index No. 702364/13) seeking damages of $500,000, punitive damages of $1,000,000 and sanctions of $10,000. The Company believes that the defendants have no meritorious defenses or counterclaims against the Illinois judgment and will vigorously continue to pursue payment from the defendants.

(e)	Concentration of sales

Sales to two major customers were approximately 49.5% and 45.9% of consolidated sales from continuing operations for the years ended September 30, 2013 and 2012, respectively.  Amounts due from these customers aggregated approximately $423,000 and $845,000 at September 30, 2013 and 2012, respectively.

14	STOCK OPTIONS

On June 30, 2010, the Company issued options to purchase 23,750 shares of common stock at an exercise price of $1.00 per share, in partial satisfaction of half of the finder’s fees associated with the hiring of two new sales executives. The remaining obligation of $23,750 was paid in cash.

On October 30, 2013, subsequent to the period covered by this report, options to purchase 4,750,000 shares of common stock at an exercise price of $0.065 per share were granted to key employees of the Company. Refer to Note 18(1), below.

The Company has no other stock options outstanding.

15	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. Other than the below two items, there have been no other events that would require adjustment to or disclosure in the financial statements.

(1)      On October 6, 2013, subsequent to the period covered by this report, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Oaxaca Group LLC, (the “Investor”), for the sale to the Investor of an aggregate 7,692,308 shares of the Company’s common stock at a purchase price of $0.065 per share, or an aggregate of $500,000. On October 30, 2013 the transaction closed. As part of the purchase, the Investor received warrants to purchase an aggregate 12,500,000 shares of common stock at $0.08 per share. The warrants expire five years after the closing date. The Agreement contains anti-dilution protections for the Investor. In addition, under the terms of the Agreement, the Company agreed that, at the Investor’s option, the Company will present two nominees nominated by the Investor to become members of the Company’s Board of Directors either through an action by written consent or through the vote of the Company’s stockholders at the next meeting of the Company’s stockholders, and from and after such time the size of the Company’s Board of Directors will be limited to no more than four members, unless approved by the Investor. Furthermore, the Company agreed that it will not take certain actions without the approval of the Investor. Simultaneous with the closing of the transaction, options to purchase 4,750,000 shares of common stock at an exercise price of $0.065 per share were granted to key employees of the Company.

(2)       On December 9, 2013, the company repaid $156,000 to CNB, reducing the amount of borrowings outstanding under the Credit Facility to $1,275,336. This repayment was a result of NJ Collections for the period October 1, 2013 through November 30, 2013. Refer to Note 6, above.

