Form 10-Q
period 2013-12-31
JANEL WORLD TRADE LTD
filed 2014-02-13
CIK 1133062

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2013

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 12, 2014 was 27,710,214.

JANEL WORLD TRADE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2013	SEPTEMBER 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$519,280	$625,584
Accounts receivable, net of allowance for doubtful accounts of $384,102 at December 31, 2013 and $394,294 at September 30, 2013	4,667,189	3,615,302
Loans receivable – other	43,134	42,276
Prepaid expenses and sundry current assets	98,148	74,871
Assets of discontinued operations	40,910	305,454
TOTAL CURRENT ASSETS	5,368,661	4,663,487

PROPERTY AND EQUIPMENT, NET	18,150	21,922
OTHER ASSETS:
Security deposits	60,724	60,724
TOTAL OTHER ASSETS	60,724	60,724
TOTAL ASSETS	$5,447,535	$4,746,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Note payable – bank	$1,275,336	$1,431,336
Accounts payable – trade	3,483,000	3,031,135
Accrued expenses and other current liabilities	282,766	311,369
Liabilities of discontinued operations	36,039	72,985
TOTAL CURRENT LIABILITIES	5,077,141	4,846,825
OTHER LIABILITIES:
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	78,568	78,568
STOCKHOLDERS’ EQUITY (DEFICIENCY)	291,826	(179,260)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$5,447,535	$4,746,133

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2013	2012

REVENUES	$10,837,697	$11,003,838
COSTS AND EXPENSES:
Forwarding expenses	9,305,939	9,474,763
Selling, general and administrative	1,749,669	1,668,810
Depreciation and amortization	3,772	4,769
TOTAL COST AND EXPENSES	11,059,380	11,148,342
LOSS FROM CONTINUING OPERATIONS	(221,683)	(144,504)
OTHER ITEMS:
Interest expense, net of interest and dividend income	(24,596)	(28,561)
Realized loss from available for sale securities	-	(4,716)
TOTAL OTHER ITEMS	(24,596)	(33,277)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(246,279)	(177,781)
Income taxes	5,000	3,000
LOSS FROM CONTINUING OPERATIONS	(251,279)	(180,781)
Loss from discontinued operations	(11,377)	(20,505)
NET LOSS	$(262,656)	$(201,286)
Preferred stock dividends	3,750	3,750
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(266,406)	$(205,036)
OTHER COMPREHENSIVE LOSS NET OF TAX:
Unrealized gain from available for sale securities	-	1,063
COMPREHENSIVE LOSS	$(266,406)	$(203,973)
(Loss) per share from continuing operations:
Basis	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
(Loss) per share from discontinued operations:
Basis	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Net (loss) per share available to common shareholders:
Basis	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Basic weighted average number of shares Outstanding	25,201,853	21,732,192
Fully diluted weighted average number of shares outstanding	26,837,103	23,367,442

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL
BALANCE–SEPTEMBER 30, 2013	20,017,906	$20,018	1,063,525	$1,064	$-	$4,797,611	$(4,997,953)	$-	$(179,260)

Net loss	-	-	-			-	(262,656)	-	(262,656)

Dividends to preferred shareholders	-	-	-	-	-	-	(3,750)	-	(3,750)

Common stock issuance	7,692,308	7,693	-	-	-	492,307	-	-	500,000

Stock options issued	-	-	-	-	-	237,492	-	-	237,492

BALANCE – DECEMBER 31, 2013	27,710,214	$27,711	1,063,525	$1,064	$-	$5,527,410	$(5,264,359)	$-	$291,826

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2013	2012
OPERATING ACTIVITIES:
Net (loss)	$(262,656)	$(201,286)
Add (loss) from discontinued operations	11,377	20,505
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt reserve	10,193	4,744
Depreciation and amortization	3,772	4,769
Issuance of stock options	237,492	-
Changes in operating assets and liabilities:
Accounts receivable	(1,062,937)	399,346
Prepaid expenses and sundry current assets	(23,277)	(4,844)
Accounts payable and accrued expenses	423,263	(876,969)
NET CASH USED IN CONTINUING OPERATIONS	(662,773)	(653,735)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	216,219	115,046
NET CASH (USED IN) OPERATING ACTIVITIES	(446,554)	(538,689)
INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(1,874)
Sale of marketable securities	-	61,915
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	60,041
FINANCING ACTIVITIES:
Preferred dividends paid	(3,750)	(3,750)
Repayments under bank line of credit	(156,000)	-
Proceeds from the sale of common stock	500,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	340,250	(3,750)
DECREASE IN CASH AND CASH EQUIVALENTS	(106,304)	(482,398)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	625,584	773,868
CASH AND CASH EQUIVALENTS – END OF PERIOD	$519,280	$291,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,596	$34,367
Income taxes	$10,500	$25,000
Non-cash financing activities:
Dividends declared to preferred shareholders	$3,750	$3,750
Unrealized gain on marketable securities	$-	$1,063

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013
(Unaudited)

1              BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of Article 10 of regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about January 14, 2014.

2              CHANGES IN ACCOUNTING PRINCIPLE – RECLASSIFICATION

Effective with this Annual Report on Form 10-K for the fiscal year ended September 30, 2013, management has elected to reclassify certain revenues in its consolidated statements of income.  Previously, the Company classified its payments of customs duties on behalf of customers as forwarding expenses, and the Company’s collections of those customs duties from customers as revenues.  Management has now removed these payments and collections of customs duties from revenues and forwarding expenses.  These reclassifications have resulted in a decrease to revenues and a corresponding decrease to forwarding expenses of $6,442,250 for the three months ended December 31, 2013, and $6,525,300 for the three months ended December 31, 2012, with no change to previously reported net income (loss).  In management’s judgment, the revised methodology makes the presentation more useful and informative and better reflects industry practice.

3              DEFERRED COMPENSATION

Deferred compensation of $78,568 represents compensation due to an officer of the Company upon termination, retirement or death.  This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

4              LOANS RECEIVABLE – OTHER

On August 28, 2013, in connection with the sale of certain assets of the Company’s New Jersey business (refer to Note 5, below), the Company issued a $42,000 promissory note to Nicholas V. Ferrara, a former employee and director of the Company.  The promissory note bears interest at a rate of 8.0% beginning September 1, 2013.  Principal and interest shall be due and payable in 36 equal and consecutive monthly installments in the amount of $1,343 beginning January 1, 2014.

5              DISCONTINUED OPERATIONS

On August 28, 2013, the Company, and its wholly-owned subsidiary, The Janel Group of New York, Inc. (collectively, the “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Allports Logistics Anchor Wharehouse, LLC (the “Purchaser”), an entity affiliated with Nicholas V. Ferrara, a former director of the Company.  Under the terms of the Agreement, the Purchaser purchased certain of the Seller’s assets (the “NJ Assets”) used by the Seller in the Company’s Hillside, New Jersey freight forwarding and logistics operations (the “NJ Business”).  The Company had originally acquired its New Jersey operations from an affiliate of Mr. Ferrara in two transactions in 2008 and 2010.  The sale price of the NJ Assets consisted of $401,067 in cash, and the assumption of all future lease obligations with respect to the three office and warehouse facilities from which the Company conducted its New Jersey operations.  At the closing of the sale on August 30, 2013, the Seller used the cash portion of the purchase price to repay outstanding obligations secured by the NJ Assets, including the $229,241 outstanding balance on the Seller’s term loan from CNB, and an aggregate $58,245 on two outstanding equipment financing arrangements.  Simultaneously with the closing Mr. Ferrara (i) paid the Company $110,000 for the release of restrictions on competition which were agreed to as part of the 2008 portion of the acquisition of the NJ Business and (2) returned to the Company the 1,714,286 restricted common shares that were previously issued as part of the 2010 portion of the acquisition of the NJ Business (the restricted common shares were subject to an earn out, however, none of the restricted common shares were earned).  All of the expenses of the NJ Business from and after the closing are the responsibility of the Purchaser.  The Company retained its pre-closing accounts receivable and accounts payable with respect to the NJ Business and the net proceeds on these accounts receivable and payable were used to further reduce the Company’s obligations to Community National Bank.

As a result of the above, the Company elected to discontinue the operations of the NJ Business. Also, during June 2012 the Company elected to discontinue the operations of the food sales segment. The assets, liabilities and operations associated with the NJ Business and the food sales segment are summarized below.

	December 31,	September 30,
	2013	2013
ASSETS AND LIABILITIES IN DISCONTINUED OPERATIONS:

ASSETS:
Accounts receivable, net	40,910	305,454
TOTAL ASSETS	40,910	305,454

LIABILITIES:
Accounts payable	22,546	57,780
Accrued expenses	13,493	15,205
TOTAL LIABILITIES	36,039	72,985

	December 31,	December 31,
	2013	2012
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$4,341,349

COSTS AND EXPENSES:
Cost of sales	-	3,449,044
Selling, general and administrative expenses	11,377	808,093
Depreciation and amortization	-	98,911
TOTAL COSTS AND EXPENSES	11,377	4,356,048

Interest expense	-	5,806

LOSS FROM DISCONTINUED OPERATIONS	$(11,377)	$(20,505)

	December 31,	December 31,
	2013	2012
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$4,341,349

COSTS AND EXPENSES:
Cost of sales	-	3,449,044
Selling, general and administrative expenses	-	808,093
Depreciation and amortization	-	98,911
TOTAL COSTS AND EXPENSES	-	4,356,048

Interest expense	-	5,806

LOSS FROM NEW JERSEY DISCONTINUED OPERATIONS	$-	$(20,505)

	December 31,	December 31,
	2013	2012
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	11,377	-
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	11,377	-

Interest expense	-	-

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(11,377)	$-

6              SALE OF COMMON STOCK

On October 6, 2013, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Oaxaca Group LLC, (the “Investor”), for the sale to the Investor of an aggregate 7,692,308 shares of the Company’s common stock at a purchase price of $0.065 per share, or an aggregate of $500,000.  On October 30, 2013 the transaction closed. As part of the purchase, the Investor received warrants to purchase an aggregate 12,500,000 shares of common stock at $0.08 per share.  The warrants expire five years after the closing date.  The Agreement contains anti-dilution protections for the Investor.  In addition, under the terms of the Agreement, the Company agreed that, at the Investor’s option, the Company will present two nominees nominated by the Investor to become members of the Company’s Board of Directors either through an action by written consent or through the vote of the Company’s stockholders at the next meeting of the Company’s stockholders, and from and after such time the size of the Company’s Board of Directors will be limited to no more than four members, unless approved by the Investor.  Furthermore, the Company agreed that it will not take certain actions without the approval of the Investor

7              STOCK OPTIONS

On October 30, 2013, in connection with the sale of the Company’s common stock (see Note 6, above), options to purchase 4,750,000 shares of common stock at an exercise price of $0.065 per share were granted to key employees of the Company.

The fair value of the options, determined by using a Black-Scholes Option Pricing Model, was $237,492.  This amount was  fully expensed in the quarter ended December 31, 2013 and resulted in a $237,492 reduction of net income.

8              LEGAL PROCEEDINGS

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

•
On June 22, 2012 (amended September 5, 2012), Fratelli Masturzo S.R.L., Clematis, S.R.L., Fratelli Longobardi S.R.L. and Pancrazio S.P.A. filed a law suit in the Supreme Court of the State of New York County of Queens against The Janel Group of New York, Inc., Ferrara International Logistics, Inc., Tutto Italia USA, LLC and Paul Sorvino Foods, Inc.  (Case No. 018503/2012).  The complaint alleges the non-payment of food product purchases totaling $186,728.  On February 26, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. and Ferrara International Logistics, Inc. denying the allegations. On June 27, 2013, the court denied the plaintiffs’ motion for a default judgment.

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

•
On October 2, 2013, Casa OiliO Sperlonga, S.p.A. and Casa Oilio North America, LLC filed a law suit in the Superior Court of the State of New Jersey County of Union against Ferrara International Logistics, Inc., Nicholas V. Ferrara, Gusto Italia, LLC, Janel-Ferrara Group, Janel-Ferrara Logistics, LLC, Janel Group of New York, Inc., Janel World Trade, Ltd., Mann Global Enterprises, LLC, Michael W. O’Gorman, and Tutto Italia USA, LLC (Case No. UNN-L-3511-13).  The complaint alleges the non-payment of food product purchases totaling $1,046,241.  On December 17, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd., The Janel Group of New York, Inc., Janel Ferrara Logistics, LLC, and Janel Ferrara Group denying the allegations.

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

9              SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.  Other than the below item, there have been no other events that would require adjustment to or disclosure in the financial statements.

(1)           On January 31, 2014, the CNB Facility was extended to June 30, 2014.  As part of the extension, CNB (i) reduced the Credit Facility to $1,275,336 (outstanding borrowings at that date), and (ii) will not allow any additional borrowings during the extension period.  All other terms of the CNB credit facility remained unchanged.

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

results of operations

The following discussion and analysis addresses the results of operations for the three months ended December 31, 2013, as compared to the results of operations for the three months ended December 31, 2012.  The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.  As noted above, during the June 2012 quarter, the Company divested itself of the food segment and therefore only has one reportable business segment.

Effective with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, the Company changed its accounting principle with regard to customs duty and no longer includes customs duty as a component of revenue or forwarding expense.  The net effect of this change is a reduction to revenue with a corresponding equal reduction to forwarding expense, with no change to previously reported net income (loss).  In management’s judgment, the revised methodology makes the presentation more useful and informative and better reflects industry practice.  Refer to Note 2 to the Consolidated Financial Statements.

Three months ended December 31, 2013 and 2012

Revenue.  Total revenue from continuing operations for the three months ended December 31, 2013 was $10,837,697, as compared to $11,003,838 for the same period of fiscal 2012, a decrease of $166,141 or 1.5%.  This decrease is mainly the result of lower ocean import shipping activity when compared to the prior year.  Net revenue (revenue minus forwarding expense) from continuing operations for the three months ended December 31, 2013 was $1,531,758, an increase of $2,683 as compared to net revenue of $1,529,075 for the three months ended December 31, 2012.

Forwarding Expense.  Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the three months ended December 31, 2013, forwarding expense from continuing operations decreased by $168,824, or 1.8%, to $9,305,938 as compared to $9,474,763 for the three months ended December 31, 2012 and as a percentage of revenue decreased to 85.9% for fiscal 2013, from 86.1% for the three months ended December 31, 2012, a 0.2 percentage point decrease.  This percentage decrease is principally the result of lower forwarding expense on ocean import shipping activity when compared to the prior year.

Selling, General and Administrative Expense.  For the three months ended December 31, 2013 and 2012, selling, general and administrative expenses from continuing operations were $1,749,669 and $1,668,810, respectively, an increase of $80,859, or 4.9% when compared to the prior year mainly due to an expense in the amount of $237,492 as a result of the issuance of stock options on October 30, 2013 (refer to Note 7 to the Consolidated Financial Statements) that was partially offset by staff and payroll cost reductions.  For the same reasons, as a percentage of revenue, selling, general and administrative expenses increased by an 0.9 percentage point to 16.1% from 15.2% of revenue for the three months ended December 31, 2013 and 2012, respectively.

Depreciation and Amortization.  For the three months ended December 31, 2013 and 2012, depreciation and amortization expenses from continuing operations were $3,772 and $4,769, respectively, a decrease of $997, or 20.9%, and is mainly the result of a minimal amount of capital expenditure.

Interest Expense.  For the three months ended December 31, 2013 and 2012, interest expense from continuing operations was $24,596 and $28,561, respectively, a decrease of $3,965.  This decrease is primarily the result of lower interest costs due to lower  borrowings under our revolving line of credit with Community National Bank during the three months ended December 31, 2013 versus the same period of 2012.

Loss From Continuing Operations.  The Company incurred a loss before taxes from continuing operations of ($251,279) and ($180,781) for the three months ended December 31, 2013 and 2012, respectively.  The primary reason for the loss in the 2013 period was the stock option expense of $237,492.  While reductions in staff and payroll expenses partially offset the stock option expense, the Company was not able to offset the full expense due to  lower revenues.  The ability of the Company to be profitable will depend on growing revenues.

Income Taxes.   The company recorded a net income tax provision of $5,000 and $3,000 for the three months ended December 31, 2013 and 2012, respectively.  Both periods reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations.  On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business.  As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. The three months ended December 31, 2013 and 2012 reflect a loss from discontinued operations of ($11,377) and ($20,505), respectively.  Refer to Note 5 to the Consolidated Financial Statements.

Net Loss.   For the three months ended December 31, 2013 and 2012, the Company incurred a net loss of ($262,656) and ($201,286), respectively.  Net loss available to common shareholders for fiscal 2013 and 2012 was ($266,406) or ($0.01) per diluted share and ($205,036) or ($0.01) per diluted share, respectively.

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

Janel’s cash flow performance for the three months ended December 31, 2013 is not necessarily indicative of future cash flow performance.

As of December 31, 2013, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by ($106,304), or (17.0%), to $519,280 from $625,584, respectively.  During the three months ended December 31, 2013, Janel’s net working capital (current assets minus current liabilities) increased by $474,858 to $291,520 at December 31, 2013, from a negative ($183,338) at September 30, 2013.  This increase is primarily the result of the sale on October 30, 2013 of 7,692,308 shares of the Company’s common stock for $500,000.

Cash flows from continuing operating activities.  Net cash used in continuing operating activities for the three months ended December 31, 2013 and 2012 was ($662,773) and ($653,735), respectively.  The change was principally driven by a decrease in the collection of outstanding accounts receivable, a decrease in payments of outstanding accounts payable, and an increase in payments for prepaid expenses and other sundry assets when compared to the prior year.

Cash flows from discontinued operating activities.  Net cash provided by discontinued operating activities for the three months ended December 31, 2013 and 2012 was $216,219 and $115,046, respectively.

Cash flows from investing activities.  There was no cash provided by or used in investing activities for the three months ended December 31, 2013.  Net cash provided by investing activities for the three months ended December 31, 2012, primarily the sale of marketable securities, was $60,041.

Cash flows from financing activities.  Net cash provided by financing activities, primarily the sale on October 30, 2013 of 7,692,308 shares of the Company’s common stock for $500,000 (Refer to Note 6 to the Consolidated Financial Statements) which was partially offset by the repayment of ($156,000) under our bank line of credit, was $340,250 for the three months ended December 31, 2013.  Net cash used for financing activities, primarily the payment of dividends on preferred stock, was ($3,750) for the three months ended December 31, 2012.

Community National Bank Borrowing Facility.  On August 3, 2010, the Company’s Janel Group of New York, Inc. (“Janel New York”) subsidiary entered into a one year $3.5 million revolving line of credit agreement with Community National Bank (“CNB”).  The CNB Facility has been periodically renewed.  Currently, the interest rate of the CNB Facility is the prime rate plus 1%, with a minimum rate of 7%.  On September 30, 2013, the CNB Facility was extended from September 30, 2013 to January 31, 2014.  As part of the extension, CNB (i) reduced the Credit Facility to $1,731,336 (the amount of borrowings outstanding at that time), (ii) requires that 80% of the collections on eligible (under the borrowing base) accounts receivable from the Company’s former Hillside, New Jersey freight forwarding and logistics operations which was sold on August 30, 2013 (the “NJ Collections”), be used to pay down borrowings under the Credit Facility within 10 days of collection, and (iii) will not allow any additional borrowings during the extension period.  On January 31, 2014, subsequent to the period covered by this report, the CNB Facility was extended to June 30, 2014.  As part of the extension, CNB (i) reduced the Credit Facility to $1,275,336 (outstanding borrowings at that date), and (ii) will not allow any additional borrowings during the extension period.  All other terms of the CNB credit facility remained unchanged.  Obligations under the CNB Facility are secured by all of the assets of the Company, are guaranteed by the Company, and are guaranteed by James N. Jannello, the Company’s retired founder and Chief Executive Officer.  On September 30, 2013 and December 9, 2013, after the required repayment of $300,000 and $156,000, respectively, of NJ Collections, there remains outstanding borrowings of $1,275,336 under the CNB Facility.

Working Capital Requirements.  The Company’s cash needs are currently met by the CNB Facility and cash on hand.  As of December 31, 2013 the Company had $519,280 in cash on hand and under the current extension with CNB the Company is not allowed any additional borrowings under the CNB Facility.  Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty.  If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations.  On October 30, 2013, the Company raised $500,000 (Refer to Note 6 to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $0.08.  We intend to use the proceeds from these sales for general working capital purposes. We are also currently seeking a credit facility to replace our current bank financing.  If the investor does not exercise the warrants, and/or the Company is not able to obtain replacement financing for the CNB Facility, the Company’s operations will be materially negatively impacted.

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

Certain elements of our profitability and growth strategy, principally proposals for acquisition and accelerating our revenue growth are contingent upon the availability of adequate financing on terms acceptable to the Company.  On October 30, 2013, the Company raised $500,000 (Refer to Note 6 to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the company’s common stock at a price of $0.08.  We are currently seeking a credit facility to replace our current bank financing.  If the investor does not exercise the warrants, and/or the Company is not able to obtain replacement financing for the CNB Facility, the Company’s operations will be materially negatively impacted.  Therefore, the implementation of significant aspects of our strategic growth plan may be delayed.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated February 13, 2014*
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, December 31, 2013 and September 30, 2013, (ii) Consolidated Statements of Income for the three months ended December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2014	JANEL WORLD TRADE, LTD.
Registrant

/s/ William J. Lally
President and Chief Executive Officer (Principal
Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

- 19 -