Form 10-Q
period 2014-03-31
JANEL WORLD TRADE LTD
filed 2014-05-12
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2014

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 7, 2014 was 27,710,214.

JANEL WORLD TRADE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2014	SEPTEMBER 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$970,234	$625,584
Accounts receivable, net of allowance for doubtful accounts of $89,374 at March 31, 2014 and $394,294 at September 30, 2013	3,462,097	3,615,302
Loans receivable – other	39,910	42,276
Prepaid expenses and sundry current assets	135,288	74,871
Assets of discontinued operations	-	305,454
TOTAL CURRENT ASSETS	4,607,529	4,663,487

PROPERTY AND EQUIPMENT, NET OTHER ASSETS:	15,901	21,922
Security deposits	60,724	60,724
TOTAL OTHER ASSETS	60,724	60,724
TOTAL ASSETS	$4,684,154	$4,746,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:		(a)
Note payable – bank	$1,053,234	$1,431,336
Accounts payable – trade	3,062,468	3,031,135
Accrued expenses and other current liabilities	242,184	311,369
Liabilities of discontinued operations	-	72,985
TOTAL CURRENT LIABILITIES	4,357,886	4,846,825
OTHER LIABILITIES:
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	78,568	78,568
STOCKHOLDERS’ EQUITY (DEFICIENCY)	247,700	(179,260)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,684,154	$4,746,133

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2014	2013	2014	2013

REVENUES	$10,888,597	$10,120,029	$21,726,294	$21,123,867
COSTS AND EXPENSES:
Forwarding expenses	9,342,994	8,600,756	18,648,933	18,075,519
Selling, general and administrative	1,546,173	1,676,406	3,295,842	3,345,216
Depreciation and amortization	3,817	4,769	7,589	9,538
TOTAL COST AND EXPENSES	10,892,984	10,281,931	21,952,364	21,430,273
LOSS FROM CONTINUING OPERATIONS	(4,387)	(161,902)	(226,070)	(306,406)
OTHER ITEMS:
Interest expense, net of interest and dividend income	(22,436)	(32,011)	(47,032)	(60,572)
Realized loss from available for sale securities	-	-	-	(4,716)
TOTAL OTHER ITEMS	(22,436)	(32,011)	(47,032)	(65,288)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(26,823)	(193,913)	(273,102)	(371,694)
Income taxes	-	4,000	5,000	7,000
LOSS FROM CONTINUING OPERATIONS	(26,823)	(197,913)	(278,102)	(378,694)
Loss from discontinued operations	(13,553)	(91,147)	(24,930)	(111,652)
NET LOSS	$(40,376)	$(289,060)	$(303,032)	$(490,346)
Preferred stock dividends	3,750	3,750	7,500	7,500
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(44,126)	$(292,810)	$(310,532)	$(497,846)
OTHER COMPREHENSIVE LOSS NET OF TAX:
Unrealized gain from available for sale securities	-	-	-	1,063
COMPREHENSIVE LOSS	$(44,126)	$(292,810)	$(310,532)	$(496,783)
(Loss) per share from continuing operations:
Basis	$-	$(0.01)	$(0.01)	$(0.02)
Diluted	$-	$(0.01)	$(0.01)	$(0.02)
(Loss) per share from discontinued operations:
Basis	$-	$(0.00)	$-	$(0.00)
Diluted	$-	$(0.00)	$-	$(0.00)
Net (loss) per share available to common shareholders:
Basis	$-	$(0.01)	$(0.01)	$(0.02)
Diluted	$-	$(0.01)	$(0.01)	$(0.02)
Basic weighted average number of shares
Outstanding	27,710,214	21,732,192	26,442,251	21,732,192
Fully diluted weighted average number of shares outstanding	29,345,464	23,367,442	28,077,501	23,367,442

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	CAPITAL STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL

BALANCE–SEPTEMBER 30, 2013	20,017,906	$20,018	1,063,525	$1,064	$-	$4,797,611	$(4,997,953)	$-	$(179,260)

Net loss	-	-	-			-	(303,032)	-	(303,032)

Dividends to preferred shareholders	-	-	-	-	-	-	(7,500)	-	(7,500)

Sale of common stock	7,692,308	7,693	-	-	-	492,307	-	-	500,000

Stock options issued	-	-	-	-	-	237,492	-	-	237,492

BALANCE – MARCH 31, 2014	27,710,214	$27,711	1,063,525	$1,064	$-	$5,527,410	$(5,308,485)	$-	$247,700

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2014	2013
OPERATING ACTIVITIES:
Net (loss)	$(303,032)	$(490,346)
Add (loss) from discontinued operations	24,930	111,652
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt reserve	304,920	(22,401)
Depreciation and amortization	7,589	9,538
Issuance of stock options	237,492	-
Changes in operating assets and liabilities:
Accounts receivable	(149,349)	1,356,541
Prepaid expenses and sundry current assets	(60,417)	17,850
Accounts payable and accrued expenses	(37,853)	(1,305,066)
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	24,280	(322,232)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	207,539	74,626
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	231,819	(247,606)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,567)	(1,874)
Sale of marketable securities	-	61,915
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,567)	60,041
FINANCING ACTIVITIES:
Preferred dividends paid	(7,500)	(7,500)
Repayments under bank line of credit	(1,431,336)	-
Borrowings under bank line of credit	1,053,234	300,000
Proceeds from the sale of common stock	500,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	114,398	292,500
INCREASE IN CASH AND CASH EQUIVALENTS	344,650	104,935
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	625,584	773,868
CASH AND CASH EQUIVALENTS – END OF PERIOD	$970,234	$878,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47,032	$71,551
Income taxes	$10,500	$25,500
Non-cash financing activities:
Dividends declared to preferred shareholders	$7,500	$7,500
Unrealized gain on marketable securities	$-	$1,063

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Effective with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, management elected to reclassify certain revenues in its consolidated statements of income. Previously, the Company classified its payments of customs duties on behalf of customers as forwarding expenses, and the Company’s collections of those customs duties from customers as revenues. These payments and collections of customs duties have been removed from revenues and forwarding expenses. These reclassifications have resulted in a decrease to revenues and a corresponding decrease to forwarding expenses of $7,149,767 and $13,675,067 for the three and six months ended March 31, 2013, respectively; with no change to previously reported net income (loss). In management’s judgment, the revised methodology makes the presentation more useful and informative and better reflects industry practice.

3	DEFERRED COMPENSATION

Deferred compensation of $78,568 represents compensation due to an officer of the Company upon termination, retirement or death.  This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

4	NOTE PAYABLE – BANK

On March 27, 2014, the Company and its wholly-owned subsidiaries, The Janel Group Of New York, Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., and Janel Ferrara Logistics, LLC (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”). The Presidential Facility replaces The Janel Group of New York’s previous line of credit agreement with Community National Bank (“CNB”). Under the new Presidential Facility, the Janel Borrowers may borrow up to $3.5 million limited to 70% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential facility are secured by all of the assets of the Janel Borrowers. The new credit facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. On March 31, 2014, $1,282,673 of the Presidential Facility was used to repay the outstanding balances under the line of credit facility with CNB.

5	LOANS RECEIVABLE – OTHER

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

6	DISCONTINUED OPERATIONS

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

	March 31,	September 30,
	2014	2013
ASSETS AND LIABILITIES IN DISCONTINUED OPERATIONS:

ASSETS:
Accounts receivable, net	-	305,454
TOTAL ASSETS	-	305,454

LIABILITIES:
Accounts payable	-	57,780
Accrued expenses	-	15,205
TOTAL LIABILITIES	-	72,985

	THREE MONTHS ENDED
	March 31,	March 31,
	2014	2013
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$3,916,754

COSTS AND EXPENSES:
Cost of sales	(27,884)	3,031,500
Selling, general and administrative expenses	41,437	871,961
Depreciation and amortization	-	99,267
TOTAL COSTS AND EXPENSES	13,553	4,002,728

Interest expense	-	5,173

LOSS FROM DISCONTINUED OPERATIONS	$(13,553)	$(91,147)

	THREE MONTHS ENDED
	March 31,	March 31,
	2014	2013
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$3,916,754

COSTS AND EXPENSES:
Cost of sales	(27,884)	3,031,500
Selling, general and administrative expenses	36,617	862,722
Depreciation and amortization	-	99,267
TOTAL COSTS AND EXPENSES	8,733	3,993,489

Interest expense	-	5,173

LOSS FROM NEW JERSEY DISCONTINUED OPERATIONS	$(8,733)	$(81,908)

	THREE MONTHS ENDED
	March 31,	March 31,
	2014	2013
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	4,820	9,239
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	4,820	9,239

Interest expense	-	-

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(4,820)	$(9,239)

	SIX MONTHS ENDED
	March 31,	March 31,
	2014	2013
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$8,258,103

COSTS AND EXPENSES:
Cost of sales	(27,884)	6,480,544
Selling, general and administrative expenses	52,814	1,680,054
Depreciation and amortization	-	198,178
TOTAL COSTS AND EXPENSES	24,930	8,358,776

Interest expense	-	10,979

LOSS FROM DISCONTINUED OPERATIONS	$(24,930)	$(111,652)

	SIX MONTHS ENDED
	March 31,	March 31,
	2014	2013
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$8,258,103

COSTS AND EXPENSES:
Cost of sales	(27,884)	6,480,544
Selling, general and administrative expenses	36,617	1,670,815
Depreciation and amortization	-	198,178
TOTAL COSTS AND EXPENSES	8,733	8,349,537

Interest expense	-	10,979

LOSS FROM NEW JERSEY DISCONTINUED OPERATIONS	$(8,733)	$(102,413)

	SIX MONTHS ENDED
	March 31,	March 31,
	2014	2013
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	16,197	9,239
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	16,197	9,239

Interest expense	-	-

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(16,197)	$(9,239)

7	SALE OF COMMON STOCK

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

.

8	STOCK OPTIONS

On October 30, 2013 options to purchase 4,750,000 shares of common stock at an exercise price of $0.065 per share were granted to key employees of the Company.

The fair value of the options, determined by using a Black-Scholes Option Pricing Model, was $237,492. This amount was fully expensed in the quarter ended December 31, 2013.

9	LEGAL PROCEEDINGS

(1)	Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

(2)	Janel and/or one or more of its subsidiaries have been named as a defendant in the following lawsuits involving the Company’s food segment which the Company sold in 2012.

•	On June 22, 2012 (amended September 5, 2012), Fratelli Masturzo S.R.L., Clematis, S.R.L., Fratelli Longobardi S.R.L. and Pancrazio S.P.A. filed a law suit in the Supreme Court of the State of New York County of Queens against The Janel Group of New York, Inc., Ferrara International Logistics, Inc., Tutto Italia USA, LLC and Paul Sorvino Foods, Inc. (Case No. 018503/2012). The complaint alleges the non-payment of food product purchases totaling $186,728. On February 26, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. and Ferrara International Logistics, Inc. denying the allegations. On June 27, 2013, the court denied the plaintiffs’ motion for a default judgment.

•	On June 27, 2012, Allegiance Retail Services, LLC and Foodtown, Inc. filed a law suit in the Supreme Court of New Jersey against Janel Ferrara Logistics, LLC d/b/a Paul Sorvino Foods. (Case No. UNN-L-2301-12). The complaint alleges the non-payment of invoices for the placing, merchandising, marketing and promoting of food products totaling $103,856. On March 27, 2013, the Company filed an answer denying the allegations and counterclaiming for breach of contract and for the return of amounts previously paid for the placing, merchandising, marketing and promoting of food products, and other damages, including costs of suit.

•	On January 29, 2013, UGO Foods Corporation filed a law suit in the Supreme Court of the State of New York County of Queens against Janel World Trade, Ltd., The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor in interest of Janel Ferrara Logistics, LLC. (Case No. 700302/2013). The complaint alleges the non-payment of food product purchases totaling $41,281. On February 27, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd. and The Janel Group of New York, Inc. denying the allegations.

•	On January 29, 2013, Branch Banking and Trust Corporation filed a law suit in the Supreme Court of the State of New York County of New York against The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor of Janel Ferrara Logistics, LLC. (Case No. 650322/2013). The complaint alleges the non-payment of food product purchases totaling $41,652. On February 27, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. denying the allegations.

•	On October 2, 2013, Casa OiliO Sperlonga, S.p.A. and Casa Oilio North America, LLC filed a law suit in the Superior Court of the State of New Jersey County of Union against Ferrara International Logistics, Inc., Nicholas V. Ferrara, Gusto Italia, LLC, Janel-Ferrara Group, Janel-Ferrara Logistics, LLC, Janel Group of New York, Inc., Janel World Trade, Ltd., Mann Global Enterprises, LLC, Michael W. O’Gorman, and Tutto Italia USA, LLC (Case No. UNN-L-3511-13). The complaint alleges the non-payment of food product purchases totaling $1,046,241. On December 17, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd., The Janel Group of New York, Inc., Janel Ferrara Logistics, LLC, and Janel Ferrara Group denying the allegations.

•	On March 27, 2014, Corex-SPA filed a law suit in the Supreme Court of the State of New York County of Nassau against The Janel Group of New York, Inc. (Case No. 601372/2014). The complaint alleges a default under an agreement for goods sold delivered work labor services rental in the amount of $104,858. On April 21, 2014, the Company filed an answer on behalf of The Janel Group of New York, Inc. and filed a motion to dismiss the complaint as it fails to state a cause of action.

(3)           On April 27, 2012, the Company’s subsidiary, Janel Group of Illinois, Inc. (“Janel Illinois”), filed a law suit in the Circuit Court for Cook County, Illinois (Case No. 2012 L 4574) against Q Marketing Group, Ltd. and its principals, Eduardo and Marie Gordon, for non-payment of invoices for freight services, and on September 14, 2012 obtained a default judgment against the defendants.  In an effort to collect on the judgment, Janel Illinois filed to register the Illinois default judgment with the New York Supreme Court, and on August 1, 2013 the defendants filed an answer with unspecified counterclaims against Janel Illinois (Supreme Court of New York for Queens County, Index No. 702364/13) seeking damages of $500,000, punitive damages of $1,000,000 and sanctions of $10,000.  On December 13, 2013 the Company filed a motion for summary judgment with the Supreme Court of New York for Queens County on its claims. The Company believes that the defendants have no meritorious defenses or counterclaims against the Illinois judgment and will vigorously continue to pursue payment from the defendants.

10	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

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

results of operations

The following discussion and analysis addresses the results of operations for the three and six months ended March 31, 2014, as compared to the results of operations for the three and six months ended March 31, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. As noted above, during the June 2012 quarter, the Company divested itself of the food segment and therefore only has one reportable business segment.

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

Three months ended March 31, 2014 and 2013

Revenue. Total revenue from continuing operations for the three months ended March 31, 2014 was $10,888,597, as compared to $10,120,029 for the same period of fiscal 2013, an increase of $768,568 or 7.6%. This increase is mainly the result of higher ocean import shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) from continuing operations for the three months ended March 31, 2014 was $1,545,603, an increase of $26,330 as compared to net revenue of $1,519,273 for the three months ended March 31, 2013.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the three months ended March 31, 2014, forwarding expense from continuing operations increased by $742,238, or 8.6%, to $9,342,994 as compared to $8,600,756 for the three months ended March 31, 2013 and as a percentage of revenue increased to 85.8% for fiscal 2014, from 85.0% for the three months ended March 31, 2013, an 0.8 percentage point increase. This percentage increase is principally the result of higher forwarding expense on ocean import shipping activity when compared to the prior year.

Selling, General and Administrative Expense. For the three months ended March 31, 2014 and 2013, selling, general and administrative expenses from continuing operations were $1,546,173 and $1,676,406, respectively, a decrease of $130,233, or 7.8% when compared to the prior year mainly due to staff and payroll cost reductions. For the same reasons, as a percentage of revenue, selling, general and administrative expenses decreased by 2.4 percentage points to 14.2% from 16.6% of revenue for the three months ended March 31, 2014 and 2013, respectively.

Depreciation and Amortization. For the three months ended March 31, 2014 and 2013, depreciation and amortization expenses from continuing operations were $3,817 and $4,769, respectively, a decrease of $952, or 20.0%, and is mainly the result of a minimal amount of capital expenditure.

Interest Expense. For the three months ended March 31, 2014 and 2013, interest expense from continuing operations was $22,436 and $32,011, respectively, a decrease of $9,575. This decrease is primarily the result of lower interest costs due to lower borrowings under our revolving line of credit with Community National Bank during the three months ended March 31, 2014 versus the same period of 2013.

Loss From Continuing Operations. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($26,823) and ($193,913) for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes.   The company did not have to record a net income tax provision for the three months ended March 31, 2014 and recorded a net income tax provision of $4,000 for the three months ended March 31, 2013. Both periods reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. The three months ended March 31, 2014 and 2013 reflect a loss from discontinued operations of ($13,553) and ($91,147), respectively. Refer to Note 6 to these Consolidated Financial Statements.

Net Loss.   For the three months ended March 31, 2014 and 2013, the Company incurred a net loss of ($40,376) and ($289,060), respectively. Net loss available to common shareholders for fiscal 2014 and 2013 was ($44,126) or ($0.00) per diluted share and ($292,810) or ($0.01) per diluted share, respectively.

Six months ended March 31, 2014 and 2013

Revenue. Total revenue from continuing operations for the six months ended March 31, 2014 was $21,726,294, as compared to $21,123,867 for the same period of fiscal 2013, an increase of $602,427 or 2.9%. This increase is mainly the result of higher ocean import shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) from continuing operations for the six months ended March 31, 2014 was $3,077,361, an increase of $29,013 as compared to net revenue of $3,048,348 for the six months ended March 31, 2013.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the six months ended March 31, 2014, forwarding expense from continuing operations increased by $573,414, or 3.2%, to $18,648,933 as compared to $18,075,519 for the six months ended March 31, 2013 and as a percentage of revenue increased to 85.8% for fiscal 2014, from 85.6% for the six months ended March 31, 2013, an 0.2 percentage point increase. This percentage increase is principally the result of higher ???forwarding expense on ocean import shipping activity when compared to the prior year.

Selling, General and Administrative Expense. For the six months ended March 31, 2014 and 2013, selling, general and administrative expenses from continuing operations were $3,295,842 and $3,345,216, respectively, a decrease of $49,374, or 1.5% when compared to the prior year. The six months ended March 31, 2014 includes an expense in the amount of $237,492 for the issuance of stock options on October 30, 2013 (refer to Note 8 to the Consolidated Financial Statements) which was offset by reductions in selling, general and administrative expenses, mainly staff and payroll cost reductions. For the same reasons, as a percentage of revenue, selling, general and administrative expenses decreased by 0.6 percentage points to 15.2% from 15.8% of revenue for the six months ended March 31, 2014 and 2013, respectively.

Depreciation and Amortization. For the six months ended March 31, 2014 and 2013, depreciation and amortization expenses from continuing operations were $7,589 and $9,538, respectively, a decrease of $1,949, or 20.0%, and is mainly the result of a minimal amount of capital expenditure.

Interest Expense. For the six months ended March 31, 2014 and 2013, interest expense from continuing operations was $47,032 and $60,572, respectively, a decrease of $13,540. This decrease is primarily the result of lower interest costs due to lower borrowings under our revolving line of credit with Community National Bank during the six months ended March 31, 2014 versus the same period of 2013.

Loss From Continuing Operations. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($273,102) and ($371,694) for the six months ended March 31, 2014 and 2013, respectively.

Income Taxes.   For the six months ended March 31, 2014 and 2013 the Company recorded a net income tax provision of $5,000 and $7,000, respectively. Both periods reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. The six months ended March 31, 2014 and 2013 reflect a loss from discontinued operations of ($24,930) and ($111,652), respectively. Refer to Note 6 to these Consolidated Financial Statements.

Net Loss.   For the six months ended March 31, 2014 and 2013, the Company incurred a net loss of ($303,032) and ($490,346), respectively. Net loss available to common shareholders for fiscal 2014 and 2013 was ($310,532) or ($0.01) per diluted share and ($497,846) or ($0.02) per diluted share, respectively.

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

Janel’s cash flow performance for the six months ended March 31, 2014 is not necessarily indicative of future cash flow performance.

As of March 31, 2014, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $344,650, or 55.1%, to $970,234 from $625,584, respectively. During the six months ended March 31, 2014, Janel’s net working capital (current assets minus current liabilities) increased by $432,981 to $249,643 at December 31, 2013, from a negative ($183,338) at September 30, 2013. This increase is primarily the result of the sale on October 30, 2013 of 7,692,308 shares of the Company’s common stock for $500,000.

Cash flows from continuing operating activities. Net cash provided by continuing operating activities for the six months ended March 31, 2014 was $24,280 and cash used in operating activities for the six months ended March 31, 2013 was ($322,232), respectively. The change was principally driven by a decrease in the collection of outstanding accounts receivable, a decrease in payments of outstanding accounts payable, and an increase in payments for prepaid expenses and other sundry assets, which were offset by a reduction in the net loss and changes in non cash related items mainly the issuance of stock options and changes in the allowance for doubtful accounts when compared to the prior year.

Cash flows from discontinued operating activities. Net cash provided by discontinued operating activities for the six months ended March 31, 2014 and 2013 was $207,539 and $74,626, respectively.

Cash flows from investing activities. Net cash used in investing activities for the six months ended March 31, 2014, primarily capital expenditures for property and equipment, was $1,567. Net cash provided by investing activities for the six months ended March 31, 2014, primarily the sale of marketable securities, was $60,041.

Cash flows from financing activities. Net cash provided by financing activities, primarily the sale on October 30, 2013 of 7,692,308 shares of the Company’s common stock for $500,000 (Refer to Note 7 to the Consolidated Financial Statements) which was partially offset by the repayment of ($378,102) under our bank line of credit, was $114,398 for the six months ended March 31, 2014. Net cash provided by financing activities, primarily borrowing under our bank line of credit, was $292,500 for the three months ended March 31, 2013.

Presidential Financial Borrowing Facility. On March 27, 2014, the Company and its wholly-owned subsidiaries, The Janel Group Of New York, Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., and Janel Ferrara Logistics, LLC (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”). The Presidential Facility replaces The Janel Group of New York’s previous line of credit agreement with Community National Bank (“CNB”). Under the new Presidential Facility, the Janel Borrowers may borrow up to $3.5 million limited to 70% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential facility are secured by all of the assets of the Janel Borrowers. The new credit facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. On March 31, 2014, $1,282,673 of the Presidential Facility was used to pay off the outstanding balances under the line of credit facility with CNB. As of March 31, 2014, there were outstanding borrowings of $1,053,234 under the Presidential Facility (which represented 62.4% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $1,686,902.

Working Capital Requirements. The Company’s cash needs are currently met by the Presidential Facility and cash on hand. As of March 31, 2014, the Company had $633,668 available under its $3.5 million Presidential Facility and $970,234 in cash from operations and cash on hand. On October 30, 2013, the Company raised $500,000 (Refer to Note 7 to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $0.08. We intend to use the proceeds from these sales for general working capital purposes. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

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

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2014 and beyond through several avenues. The Company’s strategy for further growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; seek out and pursue privately held transportation-related firms which may ultimately lead to their acquisition by the Company; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

Certain elements of our profitability and growth strategy, principally proposals for acquisition and accelerating our revenue growth are contingent upon the availability of adequate financing on terms acceptable to the Company.  On October 30, 2013, the Company raised $500,000 (Refer to Note 7 to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the company’s common stock at a price of $0.08. Without adequate equity and/or debt financing, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing, and the Company’s operations will be materially negatively impacted.

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

On March 27, 2014, Corex-SPA filed a law suit in the Supreme Court of the State of New York County of Nassau against The Janel Group of New York, Inc. (Case No. 601372/2014). The complaint alleges a default under an agreement for goods sold delivered work labor services rental in the amount of $104,858. On April 21, 2014, the Company filed an answer on behalf of The Janel Group of New York, Inc. and filed a motion to dismiss the complaint as it fails to state a cause of action.

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
10.3	Demand Secured Promissory Note dated March 27, 2014 made by Janel World Trade, Ltd. and its subsidiaries, payable to the order of Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated May 12, 2014*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, March 31, 2014 and September 30, 2013, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2014	JANEL WORLD TRADE, LTD.
Registrant

/s/ William J. Lally
President and Chief Executive Officer (Principal
Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

- 20 -