Form 10-Q
period 2014-06-30
JANEL WORLD TRADE LTD
filed 2014-08-11
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2014

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

Yes ☐  No ☒

The number of shares of Common Stock outstanding as of August 7, 2014 was 27,710,214.

JANEL WORLD TRADE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2014	SEPTEMBER 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$235,313	$625,584
Accounts receivable, net of allowance for doubtful accounts of $95,386 at June 30, 2014 and $394,294 at September 30, 2013	4,086,696	3,615,302
Loans receivable – other	39,910	42,276
Prepaid expenses and sundry current assets	118,507	74,871
Assets of discontinued operations	-	305,454
TOTAL CURRENT ASSETS	4,480,426	4,663,487

PROPERTY AND EQUIPMENT, NET	18,852	21,922
OTHER ASSETS:
Security deposits	64,273	60,724
TOTAL OTHER ASSETS	64,273	60,724
TOTAL ASSETS	$4,563,551	$4,746,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Note payable – bank	$1,010,932	$1,431,336
Accounts payable – trade	3,092,779	3,031,135
Accrued expenses and other current liabilities	237,306	311,369
Liabilities of discontinued operations	-	72,985
TOTAL CURRENT LIABILITIES	4,341,017	4,846,825
OTHER LIABILITIES:
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	78,568	78,568
STOCKHOLDERS’ EQUITY (DEFICIENCY)	143,966	(179,260)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,563,551	$4,746,133

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013

REVENUES	$11,121,377	$10,783,481	$32,847,671	$31,907,348
COSTS AND EXPENSES:
Forwarding expenses	9,602,678	9,180,615	28,251,611	27,256,134
Selling, general and administrative	1,546,492	1,538,582	4,842,334	4,883,798
Depreciation and amortization	4,239	4,798	11,828	14,336
TOTAL COST AND EXPENSES	11,153,409	10,723,995	33,105,773	32,154,268
INCOME (LOSS) FROM CONTINUING OPERATIONS	(32,032)	59,486	(258,102)	(246,920)
OTHER ITEMS:
Interest expense, net of interest and dividend income	(38,630)	(30,510)	(85,662)	(91,082)
Realized loss from available for sale securities	-	-	-	(4,716)
TOTAL OTHER ITEMS	(38,630)	(30,510)	(85,662)	(95,798)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(70,662)	28,976	(343,764)	(342,718)
Income taxes	4,000	4,000	9,000	11,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(74,662)	24,976	(352,764)	(353,718)
Loss from discontinued operations	(25,322)	(245,608)	(50,252)	(357,260)
NET LOSS	$(99,984)	$(220,632)	$(403,016)	$(710,978)
Preferred stock dividends	3,750	3,750	11,250	11,250
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(103,734)	$(224,382)	$(414,266)	$(722,228)
OTHER COMPREHENSIVE LOSS NET OF TAX:
Unrealized gain from available for sale securities	-	-	-	1,063
COMPREHENSIVE LOSS	$(103,734)	$(224,382)	$(414,266)	$(721,165)
(Loss) per share from continuing operations:
Basis	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
(Loss) per share from discontinued operations:
Basis	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net (loss) per share available to common shareholders:
Basis	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Basic weighted average number of shares Outstanding	27,710,214	21,732,192	26,864,905	21,732,192
Fully diluted weighted average number of shares outstanding	29,345,464	23,367,442	28,500,155	23,367,442

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	COMMON STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL

BALANCE–SEPTEMBER 30, 2013	20,017,906	$20,018	1,063,525	$1,064	$-	$4,797,611	$(4,997,953)	$-	$(179,260)

Net loss	-	-	-			-	(403,016)	-	(403,016)

Dividends to preferred shareholders	-	-	-	-	-	-	(11,250)	-	(11,250)

Sale of common stock	7,692,308	7,693	-	-	-	492,307	-	-	500,000

Stock options issued	-	-	-	-	-	237,492	-	-	237,492

BALANCE – JUNE 30, 2014	27,710,214	$27,711	1,063,525	$1,064	$-	$5,527,410	$(5,412,219)	$-	$143,966

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2014	2013
OPERATING ACTIVITIES:
Net (loss)	$(403,016)	$(710,978)
Add (loss) from discontinued operations	50,252	357,260
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt reserve	298,908	(67,127)
Depreciation and amortization	11,828	14,336
Issuance of stock options	237,492	-
Changes in operating assets and liabilities:
Accounts receivable	(767,935)	355,497
Prepaid expenses and sundry current assets	(47,185)	3,846
Accounts payable and accrued expenses	(12,419)	(190,456)
NET CASH USED IN CONTINUING OPERATIONS	(632,075)	(237,622)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	182,216	(174,274)
NET CASH USED IN OPERATING ACTIVITIES	(449,859)	(411,896)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,758)	(2,917)
Sale of marketable securities	-	61,915
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(8,758)	58,998
FINANCING ACTIVITIES:
Preferred dividends paid	(11,250)	(11,250)
Repayments, net of proceeds, of bank loan	(420,404)	-
Proceeds, net of payments, from bank loan	-	130,000
Proceeds from the sale of common stock	500,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	68,346	118,750
DECREASE IN CASH AND CASH EQUIVALENTS	(390,271)	(234,148)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	625,584	773,868
CASH AND CASH EQUIVALENTS – END OF PERIOD	$235,313	$539,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$85,662	$106,624
Income taxes	$21,039	$26,500
Non-cash financing activities:
Dividends declared to preferred shareholders	$11,250	$11,250
Unrealized gain on marketable securities	$-	$1,063

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

1	BASIS OF PRESENTATION

The attached unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Article 10 of regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about January 14, 2014.

2	CHANGES IN ACCOUNTING PRINCIPLE – RECLASSIFICATION

Effective with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, management elected to reclassify certain revenues in its consolidated statements of income. Previously, the Company classified its payments of customs duties on behalf of customers as forwarding expenses, and the Company’s collections of those customs duties from customers as revenues. These payments and collections of customs duties have been removed from revenues and forwarding expenses. These reclassifications have resulted in a decrease to revenues and a corresponding decrease to forwarding expenses of $7,060,206 and $20,735,273 for the three and nine months ended June 30, 2013, respectively; with no change to previously reported net income (loss). In management’s judgment, the revised methodology makes the presentation more useful and informative and better reflects industry practice.

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

	June 30,	September 30,
	2014	2013
ASSETS AND LIABILITIES IN DISCONTINUED OPERATIONS:

ASSETS:
Accounts receivable, net	-	305,454
TOTAL ASSETS	-	305,454

LIABILITIES:
Accounts payable	-	57,780
Accrued expenses	-	15,205
TOTAL LIABILITIES	-	72,985

	THREE MONTHS ENDED
	June 30,	June 30,
	2014	2013
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$4,023,522

COSTS AND EXPENSES:
Cost of sales	(339)	3,232,699
Selling, general and administrative expenses	25,661	932,421
Depreciation and amortization	-	99,447
TOTAL COSTS AND EXPENSES	25,322	4,264,567

Interest expense	-	4,563

LOSS FROM DISCONTINUED OPERATIONS	$(25,322)	$(245,608)

	THREE MONTHS ENDED
	June 30,	June 30,
	2014	2013
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$4,023,522

COSTS AND EXPENSES:
Cost of sales	(339)	3,232,699
Selling, general and administrative expenses	4,281	918,594
Depreciation and amortization	-	99,447
TOTAL COSTS AND EXPENSES	3,942	4,250,740

Interest expense	-	4,563

LOSS FROM NEW JERSEY DISCONTINUED OPERATIONS	$(3,942)	$(231,781)

	THREE MONTHS ENDED
	June 30,	June 30,
	2014	2013
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	21,380	13,827
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	21,380	13,827

Interest expense	-	-

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(21,380)	$(13,827)

	NINE MONTHS ENDED
	June 30,	June 30,
	2014	2013
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$12,281,625

COSTS AND EXPENSES:
Cost of sales	(28,223)	9,713,243
Selling, general and administrative expenses	78,475	2,612,475
Depreciation and amortization	-	297,625
TOTAL COSTS AND EXPENSES	50,252	12,623,343

Interest expense	-	15,542

LOSS FROM DISCONTINUED OPERATIONS	$(50,252)	$(357,260)

	NINE MONTHS ENDED
	June 30,	June 30,
	2014	2013
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$12,281,625

COSTS AND EXPENSES:
Cost of sales	(28,223)	9,713,243
Selling, general and administrative expenses	40,898	2,589,409
Depreciation and amortization	-	297,625
TOTAL COSTS AND EXPENSES	12,675	12,600,277

Interest expense	-	15,542

LOSS FROM NEW JERSEY DISCONTINUED OPERATIONS	$(12,675)	$(334,194)

	NINE MONTHS ENDED
	June 30,	June 30,
	2014	2013
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	37,577	23,066
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	37,577	23,066

Interest expense	-	-

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(37,577)	$(23,066)

7	SALE OF COMMON STOCK

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

results of operations

The following discussion and analysis addresses the results of operations for the three and nine months ended June 30, 2014, as compared to the results of operations for the three and nine months ended June 30, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. As noted above, during the June 2012 quarter, the Company divested itself of the food segment and therefore only has one reportable business segment.

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

Three months ended June 30, 2014 and 2013

Revenue. Total revenue from continuing operations for the three months ended June 30, 2014 was $11,121,377, as compared to $10,783,481 for the same period of fiscal 2013, an increase of $337,896 or 3.1%. This increase is mainly the result of higher ocean import shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) from continuing operations for the three months ended June 30, 2014 was $1,518,699, a decrease of $84,167 as compared to net revenue of $1,602,866 for the three months ended June 30, 2013.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the three months ended June 30, 2014, forwarding expense from continuing operations increased by $422,063, or 4.6%, to $9,602,678 as compared to $9,180,615 for the three months ended June 30, 2013 and as a percentage of revenue increased to 86.3% for fiscal 2014, from 85.1% for the three months ended June 30, 2013, a 1.2 percentage point increase. This percentage increase is principally the result of higher forwarding expense on ocean import shipping activity when compared to the prior year.

Selling, General and Administrative Expense. For the three months ended June 30, 2014 and 2013, selling, general and administrative expenses from continuing operations were $1,546,492 and $1,538,582, respectively, an increase of $7,910, or 0.5% when compared to the prior year. As a percentage of revenue, selling, general and administrative expenses decreased by 0.4 percentage points to 13.9% from 14.3% of revenue for the three months ended June 30, 2014 and 2013, respectively. This percentage point decrease is mainly a function of the increased revenue when compared to the prior year, while some of the expenses do not rise as revenues increase.

Depreciation and Amortization. For the three months ended June 30, 2014 and 2013, depreciation and amortization expenses from continuing operations were $4,239 and $4,798, respectively, a decrease of $559, or 11.6%, and is mainly the result of a minimal amount of capital expenditure.

Interest Expense. For the three months ended June 30, 2014 and 2013, interest expense from continuing operations was $38,630 and $30,510, respectively, an increase of $8,120. This increase is primarily the result of higher interest costs on our new credit facility which began on March 31, 2014 with Presidential Financial Corporation versus the prior year’s interest cost under our previous credit facility with Community National Bank.

Loss From Continuing Operations. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($70,662) for the three months ended June 30, 2014 compared to income before taxes of $28,976 for the three months ended June 30, 2013.

Income Taxes. For the three months ended June 30, 2014 and 2013 the Company recorded a net income tax provision of $4,000 and $4,000, respectively. Both periods reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. The three months ended June 30, 2014 and 2013 reflect a loss from discontinued operations of ($25,322) and ($245,608), respectively. Refer to Note 6 to these Consolidated Financial Statements.

Net Loss.   For the three months ended June 30, 2014 and 2013, the Company incurred a net loss of ($99,984) and ($220,632), respectively. Net loss available to common shareholders for fiscal 2014 and 2013 was ($103,734) or ($0.00) per diluted share and ($224,382) or ($0.01) per diluted share, respectively.

Nine months ended June 30, 2014 and 2013

Revenue. Total revenue from continuing operations for the nine months ended June 30, 2014 was $32,847,671, as compared to $31,907,348 for the same period of fiscal 2013, an increase of $940,323 or 2.9%. This increase is mainly the result of higher ocean import shipping activity when compared to the prior year. Net revenue (revenue minus forwarding expense) from continuing operations for the nine months ended June 30, 2014 was $4,596,060, a decrease of $55,154 as compared to net revenue of $4,651,214 for the nine months ended June 30, 2013.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the nine months ended June 30, 2014, forwarding expense from continuing operations increased by $995,477, or 3.7%, to $28,251,611 as compared to $27,256,134 for the nine months ended June 30, 2013 and as a percentage of revenue increased to 86.0% for fiscal 2014, from 85.4% for the nine months ended June 30, 2013, an 0.6 percentage point increase. This percentage increase is principally the result of higher forwarding expense on ocean import shipping activity when compared to the prior year.

Selling, General and Administrative Expense. For the nine months ended June 30, 2014 and 2013, selling, general and administrative expenses from continuing operations were $4,842,334 and $4,883,798, respectively, a decrease of $41,464, or 0.8% when compared to the prior year. The nine months ended June 30, 2014 includes an expense in the amount of $237,492 for the issuance of stock options on October 30, 2013 (refer to Note 8 to the Consolidated Financial Statements) which was offset by reductions in selling, general and administrative expenses, mainly staff and payroll cost reductions. As a percentage of revenue, selling, general and administrative expenses decreased by 0.6 percentage points to 14.7% from 15.3% of revenue for the nine months ended June 30, 2014 and 2013, respectively. This percentage point decrease is mainly a function of the increased revenue when compared to the prior year, while some of the expenses do not rise as revenues increase.

Depreciation and Amortization. For the nine months ended June 30, 2014 and 2013, depreciation and amortization expenses from continuing operations were $11,828 and $14,336, respectively, a decrease of $2,508, or 17.5%, and is mainly the result of a minimal amount of capital expenditure.

Interest Expense. For the nine months ended June 30, 2014 and 2013, interest expense from continuing operations was $85,662 and $91,082, respectively, a decrease of $5,420. This decrease is primarily the result of lower borrowings under bank credit facilities during the nine months ended June 30, 2014 versus the same period of 2013.

Loss From Continuing Operations. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($352,764) and ($353,718) for the nine months ended June 30, 2014 and 2013, respectively.

Income Taxes.   For the six months ended March 31, 2014 and 2013 the Company recorded a net income tax provision of $5,000 and $7,000, respectively. Both periods reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. The nine months ended June 30, 2014 and 2013 reflect a loss from discontinued operations of ($50,252) and ($357,260), respectively. Refer to Note 6 to these Consolidated Financial Statements.

Net Loss.   For the nine months ended June 30, 2014 and 2013, the Company incurred a net loss of ($403,016) and ($710,978), respectively. Net loss available to common shareholders for fiscal 2014 and 2013 was ($414,266) or ($0.01) per diluted share and ($722,228) or ($0.03) per diluted share, respectively.

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

Janel’s cash flow performance for the nine months ended June 30, 2014 is not necessarily indicative of future cash flow performance.

As of June 30, 2014, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by ($372,271), or (59.5%), to $235,313 from $625,584, respectively. During the nine months ended June 30, 2014, Janel’s net working capital (current assets minus current liabilities) increased by $322,747 to $139,409 at June 30, 2014, from a negative ($183,338) at September 30, 2013. This increase is primarily the result of the sale on October 30, 2013 of 7,692,308 shares of the Company’s common stock for $500,000.

Cash flows from continuing operating activities. Net cash used in continuing operating activities for the nine months ended June 30, 2014 and 2013 was ($632,075) and ($237,622), respectively. The change was principally driven by a decrease in the collection of outstanding accounts receivable, a decrease in payments of outstanding accounts payable, and an increase in payments for prepaid expenses and other sundry assets, which were offset by a reduction in the net loss and changes in non cash related items mainly the issuance of stock options and changes in the allowance for doubtful accounts when compared to the prior year.

Cash flows from discontinued operating activities. Net cash provided by discontinued operating activities for the nine months ended June 30, 2014 was $182,216 and net cash used in discontinuing operating activities for the nine months ended June 30, 2013 was ($174,274).

Cash flows from investing activities. Net cash used in investing activities for the nine months ended June 30, 2014, primarily capital expenditures for property and equipment, was $8,758. Net cash provided by investing activities for the nine months ended June 30, 2013, primarily the sale of marketable securities, was $58,998.

Cash flows from financing activities. Net cash provided by financing activities, primarily the sale on October 30, 2013 of 7,692,308 shares of the Company’s common stock for $500,000 (Refer to Note 7 to the Consolidated Financial Statements) which was partially offset by the repayment of ($420,404) under our bank line of credit, was $68,346 for the nine months ended June 30, 2014. Net cash provided by financing activities, primarily borrowing under our bank line of credit, was $118,750 for the nine months ended June 30, 2013.

Presidential Financial Borrowing Facility. On March 27, 2014, the Company and its wholly-owned subsidiaries, The Janel Group Of New York, Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., and Janel Ferrara Logistics, LLC (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”). The Presidential Facility replaces The Janel Group of New York’s previous line of credit agreement with Community National Bank (“CNB”). Under the new Presidential Facility, the Janel Borrowers may borrow up to $3.5 million limited to 70% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential facility are secured by all of the assets of the Janel Borrowers. The new credit facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. On March 31, 2014, $1,282,673 of the Presidential Facility was used to pay off the outstanding balances under the line of credit facility with CNB. As of June 30, 2014, there were outstanding borrowings of $1,010,932 under the Presidential Facility (which represented 52.4% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $1,929,202.

Working Capital Requirements. The Company’s cash needs are currently met by the Presidential Facility and cash on hand. As of June 30, 2014, the Company had $918,270 available under its $3.5 million Presidential Facility and $235,313 in cash from operations and cash on hand. On October 30, 2013, the Company raised $500,000 (Refer to Note 7 to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $0.08. We intend to use the proceeds from these sales for general working capital purposes. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

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

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
10.3	Demand Secured Promissory Note dated March 27, 2014 made by Janel World Trade, Ltd. and its subsidiaries, payable to the order of Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated August 11, 2014*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, June 30, 2014 and September 30, 2013, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2014	JANEL WORLD TRADE, LTD.
Registrant

/s/ William J. Lally
President and Chief Executive Officer (Principal
Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

- 20 -