Form 10-K
period 2014-09-30
JANEL WORLD TRADE LTD
filed 2014-12-29
CIK 1133062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2014 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.

Commission file number: 333-60608

JANEL WORLD TRADE, LTD.

(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

150-14 132nd Avenue, Jamaica, NY	11434
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(718) 527-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2014, was $495,738.

The number of shares of Common Stock outstanding as of December 17, 2014 was 27,710,214.

JANEL WORLD TRADE, LTD.

2014 ANNUAL REPORT ON FORM 10-K

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

As previously reported, on September 10, 2014, the Company completed the acquisition of all of the equity interests in Alpha International, LP, a New York limited partnership, and PCL Transport, LLC, a New Jersey limited liability company (collectively, “Alpha”). As part of the transaction, John Joseph Gonzalez II, one of the former owners of Alpha, was employed by the Company as Senior Managing Director of the Company’s Northeast Region.

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

We operate out of nine leased locations in the United States: Jamaica (operations and headquarters), Valley Stream (operations) and Lynbrook (accounting) in New York; Edison (Newark, New Jersey); Philadelphia, Pennsylvania; Elk Grove Village (Chicago, Illinois); Forest Park (Atlanta, Georgia) and two locations in Inglewood (Los Angeles, California). Each Janel office is managed independently, with each manager having over 20 years experience with the Company. Janel Shanghai, Janel Hong Kong and Janel China (Shenzhen) operate as independently owned franchises within the Company’s network.

Janel conducts its business through a network of Company-operated facilities and independent agent relationships in most trading countries. During fiscal 2014 (Janel’s fiscal year ends September 30), the Company handled approximately 29,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and the Far East. Janel generated gross revenue of approximately $47.9 million in fiscal 2014 and $44.7 million in fiscal 2013. In fiscal 2014, approximately 68% of revenue related to import activities, 5% to export, and 27% to break-bulk and forwarding.

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

Customs Brokerage Services. As part of its integrated logistics services, Janel provides customs brokerage clearance services in the United States and in most foreign countries. These services typically entail the preparation and assembly of required documentation in many instances, the electronic transmission to federal agencies of this data (Janel provides in-house translation services into Chinese, Spanish or Italian), the advancement of customs duties on behalf of importers, and the arrangement for the delivery of goods after the customs clearance process is completed. Additionally, other services may be provided such as the procurement and placement of surety bonds on behalf of importers and the arrangement of bonded warehouse services, which allow importers to store goods while deferring payment of customs duties until the goods are delivered.

Janel has over 30 years of experience clearing a wide range of goods through U.S. Customs, from automobiles to heavy machinery to textiles. The Company currently has nine fully licensed customs house brokers on staff. Janel is fully certified with U.S. Customs for both ABI and AES transmissions and has successfully migrated over 90 percent of eligible transactions to ACE. The Company also has extensive Remote Location Filing capability. The Company has established an active “correspondent Customs House Broker Network” of individuals specially chosen for their ability to service customers throughout those locations in the United States where Janel does not have its own branch office. In addition, the Company regularly works with a group of proven independent attorneys, whose specialization in transportation, U.S. Customs law and classifications has resulted in substantial savings to customers.

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

Customers, Sales and Marketing

While Janel’s customer base represents a multitude of diverse industry groups, the bulk of the Company’s shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2014, the Company shipped goods and provided logistics services for approximately 963 individual accounts. Janel markets its global cargo transportation and integrated logistics services worldwide. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of the Company’s franchise or agent relationships. We have two customers that each account for over 10% of our revenues in fiscal 2014: the largest customer accounts for approximately 37% and the second largest accounts for approximately 15% of revenue.

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

Employees

As of September 30, 2014, Janel employed 75 people; 26 in its Jamaica, New York headquarters and Lynbrook, New York back office; 8 in Valley Stream, New York; 10 in Edison, New Jersey; 4 in Philadelphia, Pennsylvania; 10 in Elk Grove Village, Illinois; 3 in Atlanta, Georgia; and 14 in Inglewood, California. Approximately 55 of the Company’s employees are engaged principally in operations, 15 in finance and administration and five in sales, marketing and customer service. Janel is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

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

Our cash needs are currently met by our commercial bank credit facilities and cash on hand. Our actual working capital needs for the short and long terms will depend upon numerous factors, including our operating results, the availability of a revolving line of credit, competition, and the cost associated with growing the Company either internally or through acquisition, none of which can be predicted with certainty. If our results of operations and our availability under our bank line of credit are insufficient to meet our cash needs, we will be required to obtain additional investment capital or debt funding to continue operations. On October 30, 2013, the Company raised $500,000 from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $0.08. We intend to use the proceeds from these sales for general working capital purposes.

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

We are dependent upon key officers.

We believe that our success is highly dependent on the continuing efforts of our President and Chief Executive Officer, William J. Lally, our Chief Operating Officer, Vincent Iacopella and the former principal of Alpha, John Joseph Gonzalez II. Other than Mr. Gonzalez, none of our officers or key employees is subject to employment contracts. The loss of the services of any of our key personnel could have a material adverse effect on us.

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

The officers and directors, plus three other shareholders of the Company control the vote of approximately 70.2% of the outstanding shares of Common Stock. In addition, options to purchase 6,750,000 shares have been granted to key employees of the Company. As a result, the officers and directors plus two other shareholders of the Company control the election of the Company’s directors and will have the ability to control the affairs of the Company. Furthermore, a recent investor in the Company has the right to appoint 50% of the members of the Company’s Board of Directors. As a result, these officers, directors and shareholders have controlling influence over, among other things, the ability to amend the Company’s Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity.

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

As of September 30, 2013, Janel leased office and warehouse space in 9 cities located in the United States. The executive offices in Jamaica, New York consist of approximately 5,000 square feet of office space adjoined by 9,000 square feet of warehouse space, all subject to a lease with a term ending January 31, 2015, with an annual base rent of $160,409. Its administrative office in Lynbrook, New York is approximately 1,459 square feet and is occupied under a lease which expires January 31, 2015, with an annual rent of $36,000. Janel’s Valley Stream, New York office occupies approximately 1,650 square feet of office space, under a lease which expires on July 31, 2017 with an annual base rent of $20,400. Janel’s Philadelphia, Pennsylvania office occupies approximately 300 square feet of office space under a month to month lease with a monthly base rent of $600. Janel’s Elk Grove Illinois office occupied approximately 2,170 square feet with an additional 450 square feet of warehouse space, all subject to a lease with a term ending August 31, 2017, with an annual base rent of $42,000. Janel’s Georgia location occupies approximately 1,296 square feet of office and warehouse space, under a lease which expires on July 31, 2015 with an annual rent of $16,200. Janel occupies two offices in Los Angeles. The first Los Angeles office occupies approximately 3,000 square feet of office space under a lease which expires on June 30, 2016, with an annual rent of $83,100 through June 30, 2016, and increases every eighteen (18) months based upon the CPI with a limit of up to 4.5% per year. The second Los Angeles office occupies approximately 1,033 square feet of office space under a lease which expires on January 31, 2016, with an annual rent of $19,140. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

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

•	On June 22, 2012 (amended September 5, 2012), Fratelli Masturzo S.R.L., Clematis, S.R.L., Fratelli Longobardi S.R.L. and Pancrazio S.P.A. filed a law suit in the Supreme Court of the State of New York County of Queens against The Janel Group of New York, Inc., Ferrara International Logistics, Inc., Tutto Italia USA, LLC and Paul Sorvino Foods, Inc. (Case No. 018503/2012). The complaint alleges the non-payment of food product purchases totaling $186,728. On February 26, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. and Ferrara International Logistics, Inc. denying the allegations. On June 27, 2013, the court denied the plaintiffs’ motion for default judgement.

•	On January 29, 2013, UGO Foods Corporation filed a law suit in the Supreme Court of the State of New York County of Queens against Janel World Trade, Ltd., The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor in interest of Janel Ferrara Logistics, LLC. (Case No. 700302/2013). The complaint alleges the non-payment of food product purchases totaling $41,281. On February 27, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd. and The Janel Group of New York, Inc. denying the allegations.

•	On January 29, 2013, Branch Banking and Trust Corporation filed a law suit in the Supreme Court of the State of New York County of New York against The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor of Janel Ferrara Logistics, LLC. (Case No. 650322/2013). The complaint alleges the non-payment of food product purchases totaling $41,652. On February 27, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. denying the allegations.

•	On October 2, 2013, Casa OiliO Sperlonga, S.p.A. and Casa Oilio North America, LLC filed a law suit in the Supreme Court of the State of New Jersey County of Union against Ferrara International Logistics, Inc., Nicholas V. Ferrara, Gusto Italia, LLC, Janel-Ferrara Group, Janel-Ferrara Logistics, LLC, Janel Group of New York, Inc., Janel World Trade, Ltd., Mann Global Enterprises, LLC, Michael W. O’Gorman, and Tutto Italia USA, LLC (Case No. UNN-L-3511-13). The complaint alleges the non-payment of food product purchases totaling $1,046,241. On December 17, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd., The Janel Group of New York, Inc., Janel Ferrara Logistics, LLC, and Janel Ferrara Group denying the allegations.

•	On March 27, 2014, Corex-SPA filed a law suit in the Supreme Court of the State of New York County of Nassau against The Janel Group of New York, Inc. (Case No. 601372/2014). The complaint alleges a default under an agreement for goods sold delivered work labor services rental in the amount of $104,858. On April 21, 2014, the Company filed an answer on behalf of The Janel Group of New York, Inc. and filed a motion to dismiss the complaint as it fails to state a cause of action.

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

Fiscal Year Ended September 30, 2014
First Quarter	High	$0.16
	Low	$0.04

Second Quarter	High	$0.07
	Low	$0.04

Third Quarter	High	$0.09
	Low	$0.05

Fourth Quarter	High	$0.09
	Low	$0.04
Fiscal Year Ended September 30, 2013

First Quarter	High	$0.15
	Low	$0.04

Second Quarter	High	$0.11
	Low	$0.04

Third Quarter	High	$0.09
	Low	$0.06

Fourth Quarter	High	$0.09
	Low	$0.04

On December 17, 2014, the Company had 59 holders of record and approximately 364 beneficial holders of its shares of Common Stock. The closing price of the Common Stock on that date was $0.09 per share.

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

Introduction

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2014, as compared to the results of operations for the fiscal year ended September 30, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

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

On September 10, 2014, the Company completed the acquisition of all of the equity interests of Alpha. Therefore, included in the fiscal year ended September 30, 2014 results are the operations of Alpha beginning September 10, 2014.

Years ended September 30, 2014 and 2013

Revenue. Total revenue from continuing operations for fiscal 2014 was $47,940,095, as compared to $44,744,518 for the same period of fiscal 2013, an increase of $3,195,577 or 7.1%. This increase is mainly the result of higher ocean import shipping activity when compared to the prior year and $541,383 of revenue from Alpha. Net revenue (revenue minus forwarding expense) from continuing operations in fiscal 2014 was $6,549,474, an increase of $284,930 or 4.7% as compared to net revenue of $6,264,544 for fiscal 2013. This increase is mainly the result of net revenue in the amount of $218,970 from Alpha.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For fiscal 2014, forwarding expense from continuing operations increased by $2,910,647, or 7.6%, to $41,390,621 as compared to $38,479,974 for fiscal 2013 and as a percentage of revenue increased to 86.3% for fiscal 2014, from 86.0% for fiscal 2013, a 0.3 percentage point increase. This percentage increase is principally the result of higher forwarding expense on ocean import shipping activity when compared to the prior year. Forwarding expenses associated with Alpha were $322,413.

Selling, General and Administrative Expense. For fiscal 2014 and 2013, selling, general and administrative expenses from continuing operations were $6,646,604 and $6,452,913, respectively, an increase of $193,691, or 3.0% when compared to the prior year. The current yearly includes an expense in the amount of $239,850 for the issuance of stock options (refer to Note 9D to the Consolidated Financial Statements) and $157,540 of expenses associated with the acquisition of Alpha, which were offset by reductions in selling, general and administrative expenses, mainly staff and payroll cost reductions. As a percentage of revenue, selling, general and administrative expenses were 13.8% and 14.4% of revenue for fiscal 2014 and 2013, respectively, a 0.6 percentage point decrease which is mainly a function of the increase in revenue for fiscal 2014 when compared to the prior year and expenses which do not rise as revenue increases.

Interest Expense. For fiscal 2014 and 2013, interest expense from continuing operations was $144,239 and $121,021, respectively, an increase of $23,218. This increase is primarily the result of higher interest costs due to increased borrowings under bank credit facilities during fiscal 2014 versus 2013.

Loss From Continuing Operations Before Income Taxes. For the reasons stated above, the Company incurred a loss before taxes from continuing operations of ($241,369) and ($314,106) for the fiscal years ended 2014 and 2013, respectively.

Income Taxes.   The company recorded a net income tax provision of $22,000 and $17,000 for fiscal 2014 and 2013, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. Fiscal 2014 and 2013 reflect a loss from discontinued operations of ($71,824) and ($1,827,128), respectively. Refer to Note 8 to the Consolidated Financial Statements.

Net Loss.   For fiscal 2014 and 2013, the Company incurred a net loss of ($335,193) and ($2,158,234), respectively. Net loss available to common shareholders for fiscal 2014 and 2013 was ($362,455) or ($0.01) per diluted share and ($2,173,234) or ($0.09) per diluted share, respectively.

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

Janel’s cash flow performance for the 2014 fiscal year is not necessarily indicative of future cash flow performance.

As of September 30, 2014, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $39,036, or 6.2%, to $664,620 from $625,584, respectively. During the fiscal year ended September 30, 2014, Janel’s net working capital (current assets minus current liabilities) decreased by ($3,189,550) from a negative ($183,338) at September 30, 2013, to a negative ($3,372,888) at September 30, 2014. This decrease is primarily due to ($1,800,000) of additional borrowing on September 10, 2014 under our bank line of credit by leveraging the Alpha balance sheet to acquire Alpha, negative net working capital of ($906,473) within the Alpha subsidiaries resulting from the cash distribution of all book cash on the Alpha balance sheet to the Alpha principals prior to the acquisition, the recording of the current portion of contingent consideration net of imputed interest (the potential first year earn out) in the amount of ($467,068) and the net loss of ($335,193) for the fiscal year ended September 30, 2014; which were offset by the sale on October 30, 2013 of 7,692,308 of the Company’s common stock for $500,000.

Cash flows from continuing operating activities. Net cash used in continuing operating activities for fiscal 2014 and 2013 was ($1,560,733) and ($283,267) respectively. The change was principally driven by a decrease in the collection of outstanding accounts receivable and an increase in payments for prepaid expenses and other sundry assets, which were offset by a decrease in payments of outstanding accounts payable, a reduction in the net loss and changes in non cash related items mainly the issuance of stock options and changes in the allowance for doubtful accounts when compared to the prior year.

Cash flows from discontinued operating activities. Net cash provided by discontinued operating activities was $160,645 for fiscal 2014 and net cash used in discontinued operating activities was $97,818 for fiscal 2013.

Cash flows from investing activities. Net cash used for investing activities, mainly the acquisition of Alpha, was ($4,358,773) for fiscal 2014. Net cash provided by investing activities, primarily the sale of the assets of our New Jersey operations and marketable securities, was $528,065 for fiscal 2013.

Cash flows from financing activities. Net cash provided by financing activities was $5,807,049 for fiscal 2014 and net cash used in financing activities was ($490,900) for fiscal 2013. The cash provided by financing activities for fiscal 2014 consisted of the sale on September 10, 2014 and September 24, 2014 of 250,000 and 25,000, respectively, shares of the Company’s Series C Cumulative Preferred Stock for $2,750,000 (Refer to Note 10B to the Consolidated Financial Statements), the sale on October 30, 2013 of 7,692,308 shares of the Company’s common stock for $500,000 (Refer to Note 9C to the Consolidated Financial Statements) and a net increase of $2,572,049 in borrowings under our bank line of credit. The cash used in financing activities for fiscal 2013 consisted primarily of the repayment of long-term debt of ($305,900) and a net decrease of ($170,000) under our bank line of credit.

Presidential Financial Borrowing Facility. On March 27, 2014, the Company and its wholly-owned subsidiaries, The Janel Group Of New York, Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., and Janel Ferrara Logistics, LLC (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”). The Presidential Facility replaced The Janel Group of New York’s previous line of credit agreement with Community National Bank (“CNB”). On September 10, 2014 after completion of the Alpha acquisition, the Janel Borrowers and Alpha entered into a First Amendment to the Presidential Facility (“Loan Amendment”), with Presidential, which Loan Amendment among other things, (1) added Alpha as co-borrowers, (2) increased the line of credit available to the Janel Borrowers (including Alpha) from $3.5 million to $5.0 million and (3) increased the advance rate from 70% to 85%. On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million and on October 9, 2014, subsequent to the period covered by this report, there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. The Janel Borrowers can now borrow up to $7.0 million limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential facility are secured by all of the assets of the Janel Borrowers. The Presidential Facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. On March 31, 2014, $1,282,673 of the Presidential Facility was used to pay off the outstanding balances under the line of credit facility with CNB. On September 10, 2014, $1,800,000 of the Presidential Facility was used to acquire Alpha. As of September 30, 2014, there were outstanding borrowings of $4,003,385 under the Presidential Facility (which represented 72.8% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $5,500,000.

Working Capital Requirements. The Company’s cash needs are currently met by the Presidential Facility and cash on hand. As of September 30, 2014, the Company had $1,496,615 available under its $5.5 million Presidential Facility and $664,620 in cash from operations and cash on hand. On October 9, 2014, subsequent to the period covered by this report, the Presidential Facility was increased to $7.0 million. On September 10, 2014 the Company sold 250,000 shares of the Company’s Series C Cumulative Preferred Stock for $2,500,000 (Refer to Note 9B to the Consolidated Financial Statements) and used the proceeds to acquire Alpha. On September 24, 2014 the Company sold 25,000 shares of the Company’s Series C Cumulative Preferred Stock for $250,000 (Refer to Note 9B to the Consolidated Financial Statements) and used the proceeds for general working capital purposes. On October 30, 2013, the Company raised $500,000 (Refer to Note 9C to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share and used the proceeds for general working capital purposes. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $0.08. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

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

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2015 and beyond through several avenues. The Company’s strategy for further growth includes plans to: open, as warranted, additional branch offices domestically and/or outside the continental United States; introduce additional revenue streams for its existing headquarters and branch locations; expand its existing sales force by hiring additional commission-only sales representatives with established customer bases; increase its focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing customers; seek out and pursue privately held transportation-related firms which may ultimately lead to their acquisition by the Company; and continue its focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

Certain elements of our profitability and growth strategy, principally proposals for acquisition and accelerating our revenue growth are contingent upon the availability of adequate financing on terms acceptable to the Company.  On October 30, 2013, the Company raised $500,000 (Refer to Note 9C to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share and used the proceeds for general working capital purposes. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the company’s common stock at a price of $0.08. On September 10, 2014 the Company sold 250,000 shares of the Company’s Series C Cumulative Preferred Stock for $2,500,000 (Refer to Note 9B to the Consolidated Financial Statements) and used the proceeds to acquire Alpha. On September 24, 2014 the Company sold 25,000 shares of the Company’s Series C Cumulative Preferred Stock for $250,000 (Refer to Note 9B to the Consolidated Financial Statements) and used the proceeds for general working capital purposes. Without adequate equity and/or debt financing, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing, and the Company’s operations will be materially negatively impacted.

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

Customs brokerage and other services involves provide multiple services at destination including clearing shipments through customs by preparing required documentation, calculating and providing for payment of duties and other charges on behalf of the customers, arranging for any required inspections, and arranging for final delivery. These revenues are recognized upon completion of the services. Effective with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, the Company changed its accounting principle and no longer includes customs duty as a component of revenue.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Registrant are as follows:

Name	Age	Position

William J. Lally	61	President, Chief Executive Officer and Director

Vincent Iacopella	47	President, Chief Operating Officer and Director

Noel J. Jannello	43	Vice President

Ruth Werra	73	Secretary

Philip J. Dubato	58	Executive Vice President of Finance and Chief Financial and Accounting Officer

Brendan Killackey	40	Director

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

Mr. Iacopella was a member of the Board of Directors of the Company from 2004 until he resigned in April 2013 of this year to focus his full attention on his operational responsibilities for the Company as Managing Director of The Janel Group of Los Angeles. On December 15, 2013, Mr. Iacopella agreed to return to the Board.

Mr. Iacopella is well qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding business and leadership positions within the industry.

Brendan Killackey was elected to the Board in September 2014. Since 2001, Mr. Killackey has been the owner of Progressive Technology Partners, LLC, a technology consultancy based in New York City specializing in website services.

Janel’s increasing reliance on technology within the logistics industry and interface with clients makes Mr. Killackey’s background and experience very valuable to the Company, and therefore he is well qualified to serve as a member of the Company’s Board.

Noel J. Jannello has been employed by Janel since 1995, and has been a Vice President and operations executive since 2003. His principal function is the overseeing of the Company’s import operations. Mr. Jannello is a graduate of Bradley University (B.A., Advertising & Marketing, 1993).

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

Board of Directors

Board of Directors. During the fiscal year ended September 30, 2014, the Board of Directors met three times. No incumbent director attended fewer than 75% of the total number of meetings of the Board of Directors of the Company held during the year.

Director Independence. We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.” Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that Brendan Killackey qualifies as independent under the requirements of the Nasdaq listing standards.

Committees. Our Board of Directors has not established any committees. There is no Audit Committee, Compensation Committee, or Nominating Committee, or any committee performing similar functions, and no charters have been adopted with respect to these functions. The functions which would have been assigned to those committees are undertaken by the entire board as a whole.

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

The Board of Directors in its audit function has discussed with Paritz & Company, P.A., the independent auditors for the Company for the fiscal year ended September 30, 2014, the matters required to be discussed by Statement on Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Board has received the written disclosures and the letter from the independent auditors required by Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the Public Company Accounting Oversight Board and has discussed with the independent auditors the independent auditors’ independence.

Based on the foregoing review and discussions, the Board of Directors approved the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for filing with the Securities and Exchange Commission.

The Board of Directors
William J. Lally
Vincent Iacopella
Brendan Killackey

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The individuals who served as the Company’s principal executive officers during the fiscal year ended September 30, 2014, two individuals (other than principal executive officers) who were the Company’s most highly compensated executive officers as of September 30, 2014, and up to two additional individuals who were the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to in the following discussion as the “named executive officers”. The following executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company during the fiscal years ended September 30, 2014 and 2013.

Employment Agreements

On September 10, 2014, in connection with the acquisition of Alpha, the Company entered into an employment agreement with John Joseph Gonzalez II to serve as a Senior Managing Director of the Company’s Northeast Region. The initial term of the employment agreement ends on September 10, 2017, and thereafter will renew for 1-year terms unless either party provides notice that it does not wish to renew. The Company will pay Mr. Gonzalez an annual salary of $200,000. The employment agreement also provides that Mr. Gonzalez is entitled to typical employee benefits and contains customary restrictive covenants.

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

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2014 and 2013.

Name and Principal Position (a)	Year (b)	Base Salary $ (c)		Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	All Other Compensation $ (i)		Total $ (j)
William J. Lally	2014	125,000		0	0	0	53,532	(1)	178,532
President and CEO	2013	125,000		0	0	0	40,979	(1)	165,979
Vincent Iacopella	2014	153,000		22,218	0	0	16,394	(2)	191,612
Vice President and COO	2013	121,500		43,234	0	0	17,587	(2)	182,321
Philip J. Dubato	2014	175,000		0	0	0	18,000	(3)	193,000
EVP of Finance and CFO	2013	175,000		0	0	0	18,000	(3)	193,000
Noel J. Jannello	2014	162,033		0	0	0	28,166	(4)	190,199
Vice President	2013	168,795	(7)	0	0	0	46,817	(4)	215,612
Nicholas Iacopella	2014	135,000		0	0	0	9,016	(5)	144,016
Managing Director - Georgia	2013	106,201	(8)	0	0	0	6,000	(5)	112,201
William J. Lally, Jr.	2014	101,523	(9)	0	0	0	24,727	(6)	126,250
Vice President - Illinois	2013	99,644	(9)	0	0	0	17,243	(6)	116,887

(1)	Includes $22,541 and $14,676 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2014 and 2013, respectively, and $30,991 and $26,303 of medical insurance premiums paid on behalf of such individual for fiscal year ended 2014 and 2013, respectively.

(2)	Includes $4,761 and $4,835 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2014 and 2013, respectively, $11,633 and $12,752 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2014 and 2013, respectively.

(3)	Includes $12,000 and $12,000 of medical insurance premiums reimbursed on behalf of such individual for each of the fiscal years ended 2014 and 2013, respectively, and $6,000 and $6,000 for an automobile allowance for each of the fiscal years ended 2014 and 2013, respectively.

(4)	Includes $11,702 and $23,888 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2014 and 2013, respectively, $15,190 and $21,655 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2014 and 2013, respectively, and $1,274 and $1,274, of 401K paid on behalf of such individual for the fiscal year ended 2014 and 2013, respectively.

(5)	Includes $1,800 of medical insurance premiums paid on behalf of such individual for the fiscal year ended 2014 and , $7,216 and $6,000 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2014 and 2013, respectively.

(6)	Includes $7,200 and $2,885 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2014 and 2013, respectively, $17,002 and $14,358 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2014 and 2013, respectively, and $525of 401K paid on behalf of such individual for the fiscal year ended 2014.

(7)	Includes $3,127 of sales commissions for the fiscal year ended 2013.

(8)	Includes $7,162 of sales commissions for the fiscal year ended 2013.

(9)	Includes $29,429 and $29,644 of sales commissions for the fiscal year ended 2014 and 2013, respectively.

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

On October 30, 2013, the Board of Directors adopted the Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 5,000,000 shares of Common Stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries. To date, 4,750,000 options have been granted under the 2013 Option Plan.

The exercise price and other terms of any nonqualified option granted under the 2013 Plan is determined by the Compensation Committee (the “Committee”) of the Board of Directors or, if the Board does not create the Committee, by the Board which shall function as the Committee.

On September 10, 2014, pursuant to the employment agreement with John Joseph Gonzalez II, the principal of Alpha, and in consideration of his acceptance of employment with the Company, the Company granted to Mr. Gonzalez the option to purchase 2,000,000 shares of the Company’s common stock at a purchase price of $0.0849 per share. The option vests in three installments: On each of September 10, 2015 and 2016, the option becomes exercisable with respect to 666,667 shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 666,666 shares. Upon termination of Mr. Gonzalez’s employment, all unvested options terminate immediately and all unexercised options may be exercised for 90 days thereafter, except that if Mr. Gonzalez is terminated for cause as defined in the employment agreement or if Mr. Gonzalez accepts employment with a competitor of the Company without the Company’s consent, then all unexercised options terminate immediately.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2014. For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act requires inclusion of shares of Common Stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as September 30, 2014.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class

Oaxaca Group LLC 68 Bank Street New York, NY 10014	20,192,308	(1)	50.22%

James N. Jannello 150-14 132nd Avenue Jamaica, NY 11434	5,500,000	(2)	19.85%

Stephen P. Cesarski 150-14 132nd Avenue Jamaica, NY 11434	5,205,600	(2)	18.79%

William J. Lally 150-14 132nd Avenue Jamaica, NY 11434	1,700,000	(3)	5.98%

Vincent Iacopella 150-14 132nd Avenue Jamaica, NY 11434	1,700,000	(4)	5.78%

(1)	Includes 7,692,308 shares that are owned of record and warrants to purchase 12,500,000 shares of common stock.
(2)	All of these shares are owned of record.
(3)	Includes 1,000,000 shares that are owned of record and options to purchase 700,000 shares of common stock.
(4)	Includes options to purchase 1,700,000 shares of common stock.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of Common Stock as of September 30, 2014 by (i) each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report, (ii) each current director and each nominee for election as a director and (iii) all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class
William J. Lally	1,700,000	(1)	5.98%
Vincent Iacopella	1,700,000	(2)	5.78%
Noel J. Jannello	825,000	(3)	2.89%
Philip J. Dubato	700,000	(2)	2.46%
Ruth Werra	25,000	(4)	*
Brendan Killackey	0		*
All directors and executive officers as a group (6 persons)	4,950,000		15.66%

(1)	Includes 1,000,000 shares that are owned of record and options to purchase 700,000 shares of common stock.
(2)	Reflect options to purchase common stock.
(3)	Includes 25,000 shares that are owned of record and options to purchase 800,000 shares of common stock.
(4)	All of these shares are owned of record.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2014, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	23,750	*	$1.00	0	*
Equity compensation plans not approved by security holders:
2013 Stock Option Plan	4,750,000		$0.065	250,000	**
John Joseph Gonzalez II - Options	2,000,000		$0.0849	0
Oaxaca Group LLC - Warrants	12,500,000		$0.08	0
Total	19,273,750		$0.0779	250,000

*     Shares are issuable pursuant to options granted under the Company’s 2002 Option Plan. The 2002 Option Plan has expired.

** Represents shares available for issuance under the Company’s 2013 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Janel’s Board of Directors includes one “independent” director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Paritz & Company, P.A. (the “Auditor”) has served as the Company’s independent public accountants since 2002. The following is a description of the fees billed to the Company by the Auditor during the fiscal years ended September 30, 2014 and 2013:

Audit Fees

Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended September 30, 2014 and 2013 totaled $63,000 and $63,000, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. The Auditor did not bill any fees for audit related services rendered to the Company for 2014 and 2013.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended September 30, 2014 and 2013 totaled $7,900 and $8,025, respectively.

All Other Fees

The aggregate fees billed to the Company by the Auditor for all other fees for the year ended September 30, 2014 and 2013 totaled $15,100 and $750, respectively. The “other fees” for 2014 were for services related to the acquisition of Alpha and for 2013 were for services related to the sale of our New Jersey operations.

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

(a) 2. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.
3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designations of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2012, File No. 333-60608)
10.3	First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)
10.4	Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)
10.5	Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)
10.6	Amended and Restated Demand Secured Promissory Note dated October 9, 2014 made by Janel World Trade, Ltd. in favor of Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

99.1	Press release dated December 29, 2014
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, September 30, 2014 and September 30, 2013, (ii) Consolidated Statements of Operations for the years ended September 30, 2014 and 2013, (iii) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014 and 2013 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL WORLD TRADE, LTD.

Date: December 29, 2014	By:	/s/ William J. Lally
William L. Lally
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Lally	President, Chief Executive	December 29, 2014
William J. Lally	Officer and Director

/s/ Vincent Iacopella	Vice President, Chief	December 29, 2014
Vincent Iacopella	Operating Officer and Director

/s/ Philip J. Dubato	Executive Vice President of	December 29, 2014
Philip J. Dubato	Finance and Chief Financial
and Accounting Officer

/s/ Brendan Killackey	Director	December 29, 2014
Brendan Killackey

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Janel World Trade Ltd. and Subsidiaries

Jamaica, New York

We have audited the accompanying consolidated balance sheets of Janel World Trade Ltd. and Subsidiaries as of September 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel World Trade Ltd. and Subsidiaries as of September 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A

Hackensack, New Jersey

December 29, 2014

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$664,620	$625,584
Accounts receivable, net of allowance for doubtful accounts of $157,999 in 2014 and $394,294 in 2013	8,563,522	3,615,302
Prepaid expenses and sundry current assets	221,398	117,147
Assets of discontinued operations (Note 8)	-	305,454
TOTAL CURRENT ASSETS	9,449,540	4,663,487
Property and equipment, net (Note 3)	16,650	21,922
OTHER ASSETS:
Intangible assets, net (Note 2)	7,171,625	-
Security deposits	76,720	60,724
TOTAL OTHER ASSETS	7,248,345	60,724

TOTAL ASSETS	$16,714,535	$4,746,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Note payable - bank (Note 5)	$4,003,385	$1,431,336
Accounts payable – trade	8,037,086	3,031,135
Accrued expenses and other current liabilities	314,889	311,369
Current portion of long-term debt – related party (Note 6), net of imputed interest of $32,932	467,068	-
Liabilities of discontinued operations (Note 8)	-	72,985
TOTAL CURRENT LIABILITIES	12,822,428	4,846,825
OTHER LIABILITIES:
Long-term debt – related party (Note 6), net of imputed interest of $134,596	865,404	-
Deferred compensation (Note 1)	78,568	78,568
TOTAL OTHER LIABILITIES	943,972	78,568

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock, $0.001 par value; 5,000,000 shares authorized:
Series A; 1,000,000 shares authorized; 1,000,000 shares and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Series B; 285,000 shares authorized; 63,525 shares and 63,525 shares issued and outstanding, respectively	64	64
Series C; 350,000 shares authorized; 275,000 shares issued and outstanding	275	-
Common Stock. $0.001 par value; 225,000,000 shares authorized; 27,710,214 and 20,017,906 shares issued and outstanding, respectively	27,711	20,018
Paid-in Capital	8,279,493	4,797,611
Retained earnings (deficit)	(5,360,408)	(4,997,953)
STOCKHOLDERS’ EQUITY (DEFICIENCY) (Note 9)	2,948,135	(179,260)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$16,714,535	$4,746,133

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	YEAR ENDED
	SEPTEMBER 30,
	2014	2013

REVENUES	$47,940,095	$44,744,518

COSTS AND EXPENSES:
Forwarding expenses	41,390,621	38,479,974
Selling, general and administrative	6,646,604	6,452,913
TOTAL COSTS AND EXPENSES	48,037,225	44,932,887

OPERATING LOSS	(97,130)	(188,369)

OTHER ITEMS:
Interest expense, net of interest and dividend income	(144,239)	(121,021)
Realized loss from available for sale securities	-	(4,716)
TOTAL OTHER ITEMS	(144,239)	(125,737)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(241,369)	(314,106)
Income taxes (Note 10)	(22,000)	(17,000)

NET LOSS FROM CONTINUING OPERATIONS	(263,369)	(331,106)
Loss from discontinued operations, net of taxes (Note 8)	(71,824)	(475,333)
Sale of discontinued operations, net of taxes (Note 8)	-	(1,351,795)

NET LOSS	(335,193)	(2,158,234)
Preferred stock dividends (Note 9)	(27,262)	(15,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(362,455)	$(2,173,234)

OTHER COMPREHENSIVE LOSS NET OF TAX:

Unrealized gain from available for sale securities	-	1,063
COMPREHENSIVE LOSS	$(362,455)	$(2,172,171)
(Loss) per share from continuing operations:
Basic	$(.01)	$(.02)
Diluted	$(.01)	$(.01)
(Loss) per share from discontinued operations:
Basic	$(.00)	$(.08)
Diluted	$(.00)	$(.08)
Net (Loss) per share available to common shareholders:
Basic	$(.01)	$(.10)
Diluted	$(.01)	$(.09)
Basic weighted average number of shares outstanding	27,077,970	21,577,202
Fully diluted weighted average number of shares outstanding	28,713,220	23,212,452

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	COMMON STOCK		PREFERRED STOCK
	SHARES	$	SHARES	$	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL
BALANCE-SEPTEMBER 30, 2012	21,732,192	$21,732	1,063,525	$1,064	-	$4,795,897	$(2,824,719)	$(1,063)	$1,992,911
Net loss	-	-	-	-	-	-	(2,158,234)	-	(2,158,234)
Dividends to preferred shareholders	-	-	-	-	-	-	(15,000)	-	(15,000)
Common Stock retired	(1,714,286)	(1,714)	-	-	-	1,714	-	-	-
Other comprehensive gains (losses):
Unrealized gain on available-for-sale marketable securities	-	-	-	-	-	-	-	1,063	1,063
BALANCE-SEPTEMBER 30, 2013	20,017,906	$20,018	1,063,525	$1,064	-	$4,797,611	$(4,997,953)	$-	$(179,260)
Net loss	-	-	-	-	-	-	(335,193)	-	(335,193)
Dividends to preferred shareholders	-	-	-	-	-	-	(27,262)	-	(27,262)
Common Stock issuance	7,692,308	7,693	-	-	-	492,307	-	-	500,000
Stock options issued	-	-	-	-	-	239,850	-	-	239,850
Preferred Stock issuance	-	-	275,000	275	-	2,749,725	-	-	2,750,000
BALANCE-SEPTEMBER 30, 2014	27,710,214	$27,711	1,338,525	$1,339	-	$8,279,493	$(5,360,408)	$-	$2,948,135

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2014	2013
OPERATING ACTIVITIES:
Net (loss)	$(335,193)	$(2,158,234)
Plus (loss) from discontinued operations	71,824	475,333
Plus (loss) from sale of assets	-	1,351,795
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt reserve	291,874	(22,849)
Depreciation and amortization	28,315	19,191
Stock-based compensation	239,850	-
Changes in operating assets and liabilities:
Accounts receivable	(2,250,241)	943,277
Prepaid expenses and sundry current assets	(105,963)	3,445
Accounts payable and accrued expenses	495,647	(891,550)
Security deposits	3,154	(3,675)
NET CASH (USED IN) CONTINUING OPERATIONS	(1,560,733)	(283,267)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	160,645	97,818
NET CASH (USED IN) OPERATING ACTIVITIES	(1,400,088)	(185,449)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(9,152)	(2,917)
Acquisition of subsidiaries (Note 2)	(4,358,773)	-
Sale of marketable securities	-	61,915
Proceeds from sale of assets	-	469,067
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,367,925)	528,065

FINANCING ACTIVITIES:
Dividends paid	(15,000)	(15,000)
Proceeds, net of payments, from bank loan	2,572,049	-
Repayments, net of proceeds, of bank loan	-	(170,000)
Repayments of long-term debt	-	(305,900)
Proceeds from the sale of common stock (Note 9)	500,000	-
Proceeds from the sale of preferred stock (Note 9)	2,750,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,807,049	(490,900)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,036	(148,284)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	625,584	773,868

CASH AND CASH EQUIVALENTS – END OF YEAR	$664,620	$625,584

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$144,239	$138,989
Income taxes	$26,236	$27,000
Non-cash activities:
Unrealized gain on marketable securities	$-	$1,063
Dividends declared to preferred shareholders	$27,262	$15,000
Loan receivable	$-	$42,000
Acquisition of business (Note 2):
Intangible assets acquired	$7,184,069	$-
Long-term debt incurred, net of imputed interest	$(1,332,472)	$-
Net liabilities acquired	$(1,492,824)	$-

The accompanying notes are an integral part of these consolidated financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel World Trade Ltd. and Subsidiaries (“the Company” or “Janel”) operates its business as a full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – custom brokerage services, warehousing and distribution services, and other value-added logistics services.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries; The Janel Group of New York, Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., Alpha International, LP, PCL Transport, LLC, Janel Alpha GP, LLC, Janel Ferrara Logistics, LLC and Order Logistics, Inc.; all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenues and revenue recognition

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

Share based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest.

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

Goodwill, other intangibles and long-lived assets

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance goodwill is not amortized but is tested for impairment annually as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

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

Deferred rent payable as of September 30, 2013 amounted to $2,026 and represents the excess of recognized rent expense over scheduled lease payments and is included in accrued expenses and other current liabilities. There was no deferred rent payable as of September 30, 2014.

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

2	ACQUISITION

(A)	ALPHA INTERNATIONAL, LP. AND PCL TRANSPORT, LLC.

On August 18, 2014 the Company entered into an Equity Interest Purchase Agreement (“EIPA”) by and among the Company, its wholly owned subsidiaries, The Janel Group of New York, Inc., Janel Alpha GP, LLC, Alpha Logistics, LLC, Alpha International, LP (“AILP”), PCL Transport, LLC (“PCL”), and the principal owners of AILP and PCL, John Joseph Gonzalez II and Cathleen Margaret Gonzalez. On September 10, 2014, the Company completed the acquisition of all of the equity interests of AILP and PCL pursuant to the terms of the EIPA. As consideration for the equity interests, the Company paid $4,358,773 to the former owners of AILP and PCL at closing. The former owners of AILP and PCL may receive additional consideration over the next three years for their equity interests as follows: (i) $500,000 to be paid following the first anniversary of the closing provided that Mr. Gonzalez is still employed by the Company (or pro rata if the employment was terminated prior to that date); (ii) $500,000, plus an amount equal to 40% of the amount by which the Company’s EBITDA exceeds $1.0 million to be paid following the second anniversary of the closing, provided that Mr. Gonzalez is still employed by the Company (or pro rata if the employment was terminated prior to that date) and the Company’s EBITDA for the year then ended is more than $1.0 million; and $500,000, plus an amount equal to 40% of the amount by which such the Company’s EBITDA exceeds $1.0 million to be paid following the third anniversary of the closing, provided that Mr. Gonzalez is still employed by the Company (or pro rata if the employment was terminated prior to that date) and the Company’s EBITDA for the year then ended is more than $1.0 million.

The purchase price for the acquired assets was $5,691,245 consisting of $4,358,773 of cash, $1,332,472 of future cash to be paid (described above), net of imputed interest of $167,528.

In addition, the Company entered into an employment agreement with Mr. Gonzalez. Pursuant to the terms of the employment agreement, Mr. Gonzalez was (i) employed by the Company at an annual salary of $200,000 plus typical employee benefits for an initial term of three years ending September 10, 2017 and thereafter will renew for 1-year terms unless either party provides notice that it does not wish to renew, and (ii) granted option to purchase 2,000,000 shares of the Company’s common stock at a purchase price of $0.0849 per share (refer to Note 9D, below). The employment agreement also contains customary restrictive covenants.

(B)	Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets based on their estimated fair values which were determined by an independent valuation performed by a third party.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant.

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the acquisition date, September 10, 2014. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed:

Fair Value
Accounts receivable, net	$2,987,487
Security deposits	19,150
Prepaid expenses and other current assets	654
Fixed assets	1,446
Accounts payable and other liabilities	(4,501,561)
Customer relationships	4,480,000
Goodwill	2,704,069
Purchase price	$5,691,245

The following table provides unaudited pro forma results of operations for the fiscal years ended September 30, 2014 and 2013 as if the acquisitions had been consummated as of the beginning of each period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

(Unaudited)	Pro Forma Results
	Year ended September 30,
	2014	2013

Revenues	$56,787,164	$53,909,658

Income (Loss) before income taxes	$205,016	$(1,770,693)

Fully diluted earnings (loss) per share	$0.01	$(0.08)

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30,
	2014	2013	Life

Furniture and fixtures	$23,204	$18,944	5-7 years
Computer equipment	63,531	109,691	5 years
	86,735	128,635
Less accumulated depreciation and Amortization	70,085	106,713
	$16,650	$21,922

4	INTANGIBLE ASSETS

A summary of intangible assets resulting from the AILP and PCL acquisitions and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$4,480,000	15 years
Goodwill	2,704,069
	7,184,069
Less accumulated amortization	12,444
	$7,171,625

A summary of the changes in intangible assets is as follows:

2014
Balance – beginning of year	$-
Additions	7,184,069
Amortization	(12,444)
Balance – end of year	$7,171,625

5	NOTE PAYABLE – BANK

On March 27, 2014, the Company and its wholly-owned subsidiaries, entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”) which replaces The Janel Group of New York’s previous line of credit agreement with Community National Bank (“CNB”). On March 31, 2014, $1,282,673 of the Presidential Facility was used to repay the outstanding balances under the line of credit facility with CNB.

On September 10, 2014 in conjunction with the acquisition of AILP and PCL, the Company, AILP and PCL entered into a First Amendment to the Presidential Facility (“Loan Amendment”), with Presidential, which Loan Amendment among other things, (1) added AILP and PCL as co-borrowers, (2) increased the line of credit available (including AILP and PCL) from $3.5 million to $5.0 million and (3) increased the advance rate from 70% to 85%. On that date, $1,800,000 of the Presidential Facility was used to acquire AILP and PCL.

On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million and on October 9, 2014, subsequent to the period covered by this report, there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. The Company can now borrow up to $7.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP and PCL. The Presidential Facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of September 30, 2014, there were outstanding borrowings of $4,003,385 under the Presidential Facility (which represented 72.8% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $5,500,000.

6	LONG-TERM DEBT – RELATED PARTY

Long-term debt consists of the following:

	September 30,
	2014	2013
Non-interest bearing note payable to a related party, net of imputed interest due when earned (see Note 2A regarding the earn-out period).	$1,332,472	$-
	1,332,472	-
Less current portion	(467,068)	-
	$865,404	$-

These obligations mature as follows:

2015	$467,068
2016	443,770
2017	421,634
$1,332,472

7	RELATED PARTY TRANSACTIONS

Prior to August 28, 2013, we received trucking and warehouse related services from Allports Logistics Warehouse, LLC (“Allports”) and Ferrara International Worldwide, Inc. (“FIW”), which are controlled and owned by Nicholas V. Ferrara, a former employee and Director of the Company. We paid approximately $1,311,000 and $439,000 to Allports and FIW, respectively, for such services in fiscal 2013. Refer to Note 8, below, regarding the sale of the New Jersey operations to a related party.

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

	2014	2013

ASSETS AND LIABILITIES IN DISCONTINUED OPERATIONS:

ASSETS:
Accounts receivable, net	-	305,454
TOTAL ASSETS	-	305,454

LIABILITIES:
Accounts payable	-	57,780
Accrued expenses	-	15,205
TOTAL LIABILITIES	-	72,985

	2014	2013
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$12,759,734

COSTS AND EXPENSES:
Cost of sales	(36,792)	9,683,566
Selling, general and administrative expenses	108,616	3,169,610
Depreciation and amortization	-	363,923
Change in fair value of contingent consideration	-	-
TOTAL COSTS AND EXPENSES	71,824	13,217,099

Interest expense	-	17,968
Sub-total	$(71,824)	(475,333)
Loss on sale of assets	-	1,351,795

LOSS FROM DISCONTINUED OPERATIONS	$(71,824)	$(1,827,128)

	2014	2013
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$12,759,734

COSTS AND EXPENSES:
Cost of sales	(36,792)	9,683,566
Selling, general and administrative expenses	46,596	3,131,687
Depreciation and amortization	-	363,923
TOTAL COSTS AND EXPENSES	9,804	13,179,176

Interest expense	-	17,968
Sub-total	(9,804)	(437,410)
Loss on sale of assets	-	1,351,795

LOSS FROM DISCONTINUED OPERATIONS	$(9,804)	$(1,789,205)

F-15

	2014	2013
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	-	-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	62,020	37,923
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	62,020	37,923

Interest expense	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(62,020)	$(37,923)

9	STOCKHOLDERS’ EQUITY

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

On January 10, 2007, the Company sold 1,000,000 unregistered shares of newly authorized $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total of $500,000. The shares are convertible into shares of Janel’s $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pay a cumulative cash dividend at a rate of $15,000 per year payable quarterly. On September 30, 2014 and 2013 there were 1,000,000 Series A Stock outstanding.

On October 18, 2007, the Company issued 285,000 unregistered shares of newly authorized $0.001 par value Series B Convertible Preferred Stock (the “Series B Stock”) in connection with the acquisition of Order Logistics, Inc. (a discontinued operation). The shares are convertible into shares of Janel’s $0.001 par value common stock at any time after October 18, 2009 on a one-share (of Series B Stock) for ten-shares (of common stock) basis. On September 30, 2014 and 2013 there were 63,525 Series B Stock outstanding.

B.	Cumulative preferred stock

On August 25, 2014, the Company filed with the Nevada Secretary of State a Certificate of Designation for 350,000 shares of Series C Cumulative Preferred Stock, par value $0.001 per share (the “Series C Stock”). On September 10, 2014 the Company sold 250,000 unregistered shares of the newly authorized Series C Cumulative Stock for $2,500,000. On September 24, 2014 the Company sold an additional 25,000 unregistered shares of the Series C Stock for $250,000. Holders of Series C Stock (“Series C Holders”) are entitled to receive annual dividends at a rate of 8.25% per annum of the original Series C Stock issuance price, or $10.00 per share subject to adjustment upon certain events (the “Original Issuance Price”), when, as and if declared by the Company’s Board of Directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Preferred Stock to a maximum rate of 14.25%. In the event of liquidation, Series C Holders shall be paid an amount equal to the Original Issuance Price, plus any accrued but unpaid dividends thereon. Shares of Series C Preferred Stock may be redeemed (1) by the Company at any time upon notice and payment of the Original Issuance Price, plus any accrued but unpaid dividends thereon (“Redemption Price”) or (2) by the Series C Holders at their option beginning on the fourth anniversary of the issuance of the Series C Preferred Stock for an amount equal to the Redemption Price.

C.	Common stock

On October 12, 2006, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s common stock, subject to certain conditions. The repurchase plan may be suspended by the Company at any time. As of September 30, 2014, 259,676 shares of the Company’s common stock have been repurchased under the plan at a cost of $114,703 and restored to the status of authorized and unissued.

On October 4, 2010, the Company issued 1,714,286 shares of common stock at $0.35 per share or an aggregate of $600,000 in connection with the Ferrara International Logistics, Inc. acquisition of the same date. On August 28, 2013 the 1,714,286 shares of common stock were returned to the Company in connection with the sale of the Company’s New Jersey operation (refer to Note 8, above) on August 28, 2013.

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

D.	Stock options

On June 30, 2010, the Company issued options to purchase 23,750 shares of common stock at an exercise price of $1.00 per share, in partial satisfaction of half of the finder’s fees associated with the hiring of two new sales executives. The remaining obligation of $23,750 was paid in cash.

On October 30, 2013, options to purchase 4,750,000 shares of common stock at an exercise price of $0.065 per share were granted to key employees of the Company. The options were fully vested on the date of grant. The fair value of the options, as determined by using a Black- Scholes Option Pricing Model, was $237,492 and since the options were fully vested resulted in a $237,492 reduction to net income for the fiscal year ended September 30, 2014.

On September 10, 2014, in connection with the employment agreement with John Joseph Gonzalez II, options to purchase 2,000,000 shares of common stock at an exercise price of $0.0849 per share were granted to Mr. Gonzalez. The option vests in three installments: On each of September 10, 2015 and 2016, the option becomes exercisable with respect to 666,667 shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 666,666 shares.  Upon termination of Mr. Gonzalez’s employment, all unvested options terminate immediately and all unexercised options may be exercised for 90 days thereafter, except that if Mr. Gonzalez is terminated for cause as defined in the employment agreement or if Mr. Gonzalez accepts employment with a competitor of the Company without the Company’s consent, then all unexercised options terminate immediately. The fair value of the options was determined by using a Black Scholes Option Pricing Model was $169,800 and since the options vest over a period of three years resulted in a $2,358 reduction of net income for the fiscal year ended September 30, 2014.

The Company has no other stock options outstanding.

E.	Stock warrants

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC (refer to Note 9(C), above), the Company issued warrants to purchase an aggregate 12,500,000 shares of common stock at $0.08 per share. The warrants expire five years after the closing date.

The Company has no other stock warrants outstanding.

10	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended September 30,
	2014	2013

Federal taxes (credits) at statutory rates	$(214,000)	$(116,000)
Permanent differences	10,000	10,000
State and local taxes, net of Federal benefit	30,000	23,000
Change in valuation allowance	196,000	100,000
	$22,000	$17,000

The components of deferred income tax are as follows:

Net operating loss carryforwards	$2,914,000	$2,718,000
Valuation allowance	(2,914,000)	(2,718,000)
Net deferred tax asset	$-	$-

During the fiscal years ended September 30, 2014 and 2013, the Company recorded a valuation allowance against deferred tax assets in the amount of $196,000 and $100,000, respectively, as the result of an evaluation of the Company’s net operating losses incurred in prior years, its recent history of two consecutive years of losses from continuing operations, there are no existing events (such as very large sales orders or non-recurring events) that would produce adequate taxable income to offset the carryforward and there are no appreciated assets available to sell in order to utilize the NOL. The Company assessed the likelihood that its deferred tax assets would be recovered from future taxable income and determined that recovery was not more likely than not based upon all available evidence, both positive and negative. The amount of the non-cash valuation allowance reduction was based on management’s estimates of future taxable income by taking jurisdictions and the period over which the Company believes deferred tax assets will be recoverable.

The Company has net operating loss carryforwards for income tax purposes which expire as follows:

2031	$285,000
2032	1,555,000
2033	5,605,000
2034	630,000
$8,075,000

11	PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing plan and a contributory 401(k) plan covering substantially all full-time employees. The 401(k) plan provides for participant contributions of up to 25% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 25% of the participant’s first 5% of contributions. The expense charged to operations for the years ended September 30, 2014 and 2013 aggregated approximately $14,000 and $19,000, respectively.

12	COMMITMENTS AND CONTINGENCIES

(a)	Leases

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2014 and 2013 was approximately $360,000 and $388,000, respectively.

Future minimum lease commitments (excluding renewal options) under non-cancellable leases are as follows:

Year ended September 30, 2015	$383,000
2016	189,000
2017	57,000

(b)	Employment Agreements

The Company has employment agreements, including the employment agreement with Mr. Gonzalez in Note 2A, with certain employees expiring at various times through September 30, 2017. Such agreements provide for minimum salary levels. The aggregate commitment for future salaries at September 30, 2014, excluding bonuses and commissions, was approximately $882,000.

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

(2)            The Company and/or its subsidiaries have been named as defendants in five separate lawsuits filed in New York and New Jersey state courts, each alleging non-payment of food product purchases by the Company’s discontinued food segment subsidiary.  The total claimed in all five lawsuits in the aggregate (exclusive of any interest and costs) is approximately $1,421,000.  The Company is vigorously defending each of the lawsuits.

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

(d)	Concentration of customers

Sales to two major customers were approximately 52.3% and 49.5% of consolidated sales from continuing operations for the years ended September 30, 2014 and 2013, respectively. Amounts due from these customers aggregated approximately $1,134,000 and $423,000 at September 30, 2014 and 2013, respectively.

14	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. Other than the below item, there have been no other events that would require adjustment to or disclosure in the financial statements.

(1)	On October 9, 2014 the Presidential Facility referred to in Note 5, above, was increased to $7.0M.

