Form 10-Q
period 2014-12-31
JANEL WORLD TRADE LTD
filed 2015-02-17
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-60608

JANEL WORLD TRADE, LTD.

(Exact name of registrant as specified in its charter)

Nevada	86-1005291
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

303 Merrick Road – Suite 400
Lynbrook, New York	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 527-3800

150-14 132nd Avenue, Jamaica, New York 11434

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 7, 2015 was 27,710,214.

JANEL WORLD TRADE, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2014	SEPTEMBER 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,750	$664,620
Accounts receivable, net of allowance for doubtful accounts of $145,052 at December 31, 2014 and $157,999 at September 30, 2014	8,992,900	8,563,522
Prepaid expenses and sundry current assets	229,081	221,398
TOTAL CURRENT ASSETS	9,423,731	9,449,540
PROPERTY AND EQUIPMENT, NET	45,774	16,650
OTHER ASSETS:
Intangible assets, net	7,076,128	7,171,625
Security deposits	75,845	76,720
TOTAL OTHER ASSETS	7,151,973	7,248,345
TOTAL ASSETS	$16,621,478	$16,714,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Note payable – bank	$4,015,056	$4,003,385
Accounts payable – trade	7,930,369	8,037,086
Accrued expenses and other current liabilities	329,819	314,889
Current portion of long-term debt – related party, net of imputed interest of $25,850 and $32,932, respectively	474,150	467,068
TOTAL CURRENT LIABILITIES	12,749,394	12,822,428
OTHER LIABILITIES:
Long-term debt – related party, net of imputed interest of $121,498 and $134,596, respectively	878,502	865,404
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	957,070	943,972
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock, $0.001 par value; 5,000,000 shares authorized: Series A; 1,000,000 shares authorized; 1,000,000 shares and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Series B; 285,000 shares authorized; 63,525 shares and 63,525 shares issued and outstanding, respectively	64	64
Series C; 350,000 shares authorized; 275,000 shares and 275,000 shares issued and outstanding, respectively	275	275
Common Stock, $0.001 par value; 225,000,000 shares authorized:
27,710,214 shares and 27,710,214 shares issued and outstanding, respectively	27,711	27,711
Paid-in Capital	8,293,644	8,279,493
Retained earnings (deficit)	(5,407,680)	(5,360,408)
STOCKHOLDERS’ EQUITY (DEFICIENCY)	2,915,014	2,948,135
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$16,621,478	$16,714,535

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2014	2013

REVENUES	$15,732,315	$10,837,697
COSTS AND EXPENSES:
Forwarding expenses	13,143,678	9,305,939
Selling, general and administrative	2,350,821	1,749,669
Depreciation and amortization	77,849	3,772
TOTAL COST AND EXPENSES	15,572,348	11,059,380

OPERATING INCOME (LOSS)	159,967	(221,683)

OTHER ITEMS:
Interest expense, net of interest and dividend income	(123,197)	(24,596)
TOTAL OTHER ITEMS	(123,197)	(24,596)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	36,770	(246,279)
Income taxes	4,000	5,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	32,770	(251,279)
Loss from discontinued operations, net of taxes	(19,107)	(11,377)
NET INCOME (LOSS)	$13,663	$(262,656)
Preferred stock dividends	60,935	3,750
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(47,272)	$(266,406)

(Loss) per share from continuing operations:
Basis	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
(Loss) per share from discontinued operations:
Basis	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Net (loss) per share available to common shareholders:
Basis	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Basic weighted average number of shares
Outstanding	27,710,214	25,201,853
Fully diluted weighted average number of
shares outstanding	29,345,464	26,837,103

See notes to financial statements

JANEL WORLD TRADE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

								ACCUMULATED
						ADDITIONAL		OTHER
	COMMON STOCK		PREFERRED STOCK		TREASURY	PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL

BALANCE–SEPTEMBER 30, 2014	27,710,214	$27,711	1,338,525	$1,339	$-	$8,279,493	$(5,360,408)	$-	$2,948,135

Net income	-	-	-			-	13,663	-	13,663

Dividends to preferred shareholders	-	-	-	-	-	-	(60,935)	-	(60,935)

Stock options issued	-	-	-	-	-	14,150	-	-	14,150

BALANCE – DECEMBER 31, 2014	27,710,214	$27,711	1,338,525	$1,339	$-	$8,293,643	$(5,407,680)	$-	$2,915,013

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$13,663	$(262,656)
Add (loss) from discontinued operations	19,107	11,377
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt reserve	12,947	10,193
Depreciation	3,182	3,772
Amortization of intangible assets	74,667	-
Amortization of imputed interest	20,180	-
Stock-based compensation	14,150	237,492
Changes in operating assets and liabilities:
Accounts receivable	(442,325)	(1,062,937)
Prepaid expenses and sundry current assets	(7,683)	(23,277)
Accounts payable and accrued expenses	(148,086)	423,263
NET CASH USED IN CONTINUING OPERATIONS	(440,198)	(662,773)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(19,107)	216,219
NET CASH USED IN OPERATING ACTIVITIES	(459,305)	(446,554)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(32,306)	-
Escrow refund – acquisition	20,830	-
NET CASH USED IN INVESTING ACTIVITIES	(11,476)	-

FINANCING ACTIVITIES:
Preferred dividends paid	(3,750)	(3,750)
Proceeds, net of payments, from bank loan	11,661	-
Repayments, net of proceeds, of bank loan	-	(156,000)
Proceeds from the sale of common stock	-	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,911	340,250

DECREASE IN CASH AND CASH EQUIVALENTS	(462,870)	(106,304)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	664,620	625,584

CASH AND CASH EQUIVALENTS – END OF PERIOD	$201,750	$519,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$103,017	$24,596
Income taxes	$13,645	$10,500
Non-cash financing activities:
Dividends declared to preferred shareholders	$60,935	$3,750

See notes to financial statements

JANEL WORLD TRADE, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

1	BASIS OF PRESENTATION

The attached unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Article 10 of regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about December 29, 2014.

2	DEFERRED COMPENSATION

Deferred compensation of $78,568 represents compensation due to an officer of the Company upon termination, retirement or death.  This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

3	ACQUISITION

(A)	ALPHA INTERNATIONAL, LP. AND PCL TRANSPORT, LLC.

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

In addition, the Company entered into an employment agreement with Mr. Gonzalez. Pursuant to the terms of the employment agreement, Mr. Gonzalez was (i) employed by the Company at an annual salary of $200,000 plus typical employee benefits for an initial term of three years ending September 10, 2017 and thereafter will renew for 1-year terms unless either party provides notice that it does not wish to renew, and (ii) granted option to purchase 2,000,000 shares of the Company’s common stock at a purchase price of $0.0849 per share (refer to Note 11, below). The employment agreement also contains customary restrictive covenants.

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

A summary of intangible assets resulting from the AILP and PCL acquisitions and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$4,480,000	15 years
Goodwill	2,704,069
	7,184,069
Less escrow refund	20,830
Less accumulated amortization	87,111
	$7,076,128

A summary of the changes in intangible assets is as follows:

	December	September
	2014	2014
Balance – beginning of year	$7,171,625	$-
Additions	-	7,184,069
Reductions – escrow refund	(20,830)	-
Amortization	(74,667)	(12,444)
Balance – end of year	$7,076,128	$7,171,625

5	NOTE PAYABLE – BANK

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

On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million and on October 9, 2014, there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. The Company can now borrow up to $7.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP and PCL. The Presidential Facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of December 31, 2014, there were outstanding borrowings of $4,015,056 under the Presidential Facility (which represented 78.8% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $5,097,179.

6	LONG-TERM DEBT – RELATED PARTY

Long-term debt consists of the following:

	December 31, 2014	September 30, 2014
Non-interest bearing note payable to a related party, net of imputed interest due when earned (see Note 3A, above, regarding the earn-out period).	$1,352,652	$1,332,472
	1,352,652	1,332,472
Less current portion	(474,150)	(467,068)
	$878,502	$865,404

These obligations mature as follows:

2015	$474,150
2016	458,491
2017	420,011
$1,352,652

7	DISCONTINUED OPERATIONS

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

From April 2011 until June 2012, we operated a vertical sales and supply chain food industry business segment including supplier selection, manufacturing, transportation, import, distribution, marketing and sales within the food industry. During the June 2012 quarter the Company divested itself of and discontinued the food industry segment.

As a result of the above, the Company elected to discontinue the operations of the NJ Business and the food sales segment. The operations associated with the NJ Business and the food sales segment are summarized below. As of September 30, 2014, there were no assets or liabilities associated with the NJ Business or the food sales segment.

	THREE MONTHS ENDED
	December 31,	December 31,
	2014	2013
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	19,107	11,377
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	19,107	11,377

LOSS FROM DISCONTINUED OPERATIONS	$(19,107)	$(11,377)

	THREE MONTHS ENDED
	December 31,	December 31,
	2014	2013
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	10,436	-
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	10,436	-

LOSS FROM NEW JERSEY DISCONTINUED OPERATIONS	$(10,436)	$-

	THREE MONTHS ENDED
	December 31,	December 31,
	2014	2013
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	8,671	11,377
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	8,671	11,377

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(8,671)	$(11,377)

9	PREFERRED STOCK

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

10	COMMON STOCK

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

11	STOCK OPTIONS

On December 29, 2014, options to purchase 250,000 shares of common stock at an exercise price of $0.09 per share were granted to Brendan Killackey a member of the Board of Directors of the Company. The options were fully vested on the date of grant. The option vests in three installments: On each of December 29, 2015 and 2016, the option becomes exercisable with respect to 83,333 shares and on December 29, 2017, the option becomes exercisable with respect to the remaining 83,334 shares. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $22,500. Since the options were granted on December 29, 2014, the Company did not record an expense for the three months ended December 31, 2014.

On September 10, 2014, in connection with the employment agreement with John Joseph Gonzalez II (refer to Note 3(A), above), options to purchase 2,000,000 shares of common stock at an exercise price of $0.0849 per share were granted to Mr. Gonzalez. The option vests in three installments: On each of September 10, 2015 and 2016, the option becomes exercisable with respect to 666,667 shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 666,666 shares.  The fair value of the options was determined by using a Black-Scholes Option Pricing Model was $169,800 and since the options vest over a period of three years resulted in a $14,150 reduction to net income for the three months ended December 31, 2014.

On October 30, 2013, options to purchase 4,750,000 shares of common stock at an exercise price of $0.065 per share were granted to key employees of the Company. The options were fully vested on the date of grant. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $237,492 and since the options were fully vested resulted in a $237,492 reduction to net income for the prior year quarter ended December 31, 2013.

12	LEGAL PROCEEDINGS

(1)	Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

(2)	The Company and/or its subsidiaries have been named as defendants in five separate lawsuits filed in New York and New Jersey state courts, each alleging non-payment of food product purchases by the Company’s discontinued food segment subsidiary. The total claimed in all five lawsuits in the aggregate (exclusive of any interest and costs) is approximately $1,421,000. The Company is vigorously defending each of the lawsuits.

(3)	On April 27, 2012, the Company’s subsidiary, Janel Group of Illinois, Inc. (“Janel Illinois”), filed a law suit in the Circuit Court for Cook County, Illinois (Case No. 2012 L 4574) against Q Marketing Group, Ltd. and its principals, Eduardo and Marie Gordon, for non-payment of invoices for freight services, and on September 14, 2012 obtained a default judgment against the defendants. In an effort to collect on the judgment, Janel Illinois filed to register the Illinois default judgment with the New York Supreme Court, and on August 1, 2013, the defendants filed an answer with unspecified counterclaims against Janel Illinois (Supreme Court of New York for Queens County, Index No. 702364/13) seeking damages of $500,000, punitive damages of $1,000,000 and sanctions of $10,000. The Company filed a motion for summary judgment with the Supreme Court of New York for Queens County on its claims. On May 13, 2014, the Supreme Court of New York for Queens County entered summary judgment for the Company and against the defendants and the litigation has now been terminated.

13	SUBSEQUENT EVENTS

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

Our headquarters are in Lynbrook, New York and we operate through a network which includes six company-owned offices in the United States and independent international agents in approximately 52 countries around the world.

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

results of operations

The following discussion and analysis addresses the results of operations for the three months ended December 31, 2014, as compared to the results of operations for the three months ended December 31, 2013. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

On August 18, 2014 the Company completed the acquisition of Alpha International, LP. and PCL Transport, LLC. (collectively “Alpha”). Refer to Notes 3 and 4 to the Consolidated Financial Statements.

Three months ended December 31, 2014 and 2013

Revenue. Total revenue from continuing operations for the three months ended December 31, 2014 was $15,732,315, as compared to $10,837,697 for the three months ending December 31, 2013, an increase of $4,894,618 or 45.2%. This increase is mainly the result of the acquisition of Alpha. Net revenue (revenue minus forwarding expense) from continuing operations for the three months ending December 31, 2014 was $2,588,637, an increase of $1,056,879 or 69.0% as compared to net revenue of $1,531,758 for the three months ending December 31, 2013. This increase was due to increased freight forwarding business and is mainly the result of the acquisition of Alpha.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the three months ending December 31, 2014, forwarding expense from continuing operations increased by $3,837,739, or 41.2%, to $13,143,678 as compared to $9,305,939 for the three months ending December 31, 2013, primarily as a result of higher revenues, and as a percentage of revenue decreased to 83.5% for fiscal 2014, from 85.9% for the three months ending December 31, 2013, a 2.4 percentage point decrease. This percentage decrease is principally the result of the acquisition of Alpha.

Selling, General and Administrative Expense. For the three months ending December 31, 2014 and 2013, selling, general and administrative expenses from continuing operations were $2,350,821 and $1,749,669, respectively, an increase of $601,152, or 34.4% when compared to the prior year. Included in the three months ending December 31, 2014 and 2013 is an expense in the amount of $14,150 and $237,492, respectively, for the issuance of stock options (refer to Note 11 to the Consolidated Financial Statements). As a percentage of revenue, selling, general and administrative expenses were 14.9% and 16.1% of revenue for the three months ending December 31, 2014 and 2013, respectively, a 1.2 percentage point decrease which is primarily due to the expense for the issuance of stock options in the prior year.

Depreciation and Amortization. For the three months ending December 31, 2014 and 2013, depreciation and amortization expenses from continuing operations were $77,849 and $3,772, respectively, an increase of $74,077 and is the result of $74,667 in amortization associated with intangible assets in connection with the Alpha acquisition (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the three months ending December 31, 2014 and 2013, interest expense from continuing operations was $123,197 and $24,596, respectively, an increase of $98,601. This increase is primarily the result of higher interest costs due to increased borrowings under bank credit facilities during the three months ending December 31, 2014 versus 2013 due to additional borrowings under our bank line of credit which were used as part of the consideration for the acquisition of Alpha. Included in interest expense for the three months ending December 31, 2014 is imputed interest amortization in the amount of $20,180 in connection with the Alpha acquisition (refer to Note 6 to the Consolidated Financial Statements).

Income (Loss) From Continuing Operations Before Income Taxes. For the reasons stated above, the Company had income of $36,770 for the three months ending December 31, 2014, compared to a loss before taxes from continuing operations of ($246,279) for the three month ending December 31, 2013.

Income Taxes.   The company recorded a net income tax provision of $4,000 and $5,000 for the three months ending December 31, 2014 and 2013, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. The three months ending December 31, 2014 and 2013 reflect a loss from discontinued operations of ($19,107) and ($11,377), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income (Loss).   For the three months ended December 31, 2014 the Company recorded net income of $13,663 and for the three months ended December 31, 2013, the Company incurred a net loss of ($262,656). Following payment of dividends on the Company’s Preferred Stock, net loss available to common shareholders for the three months ended December 31, 2014 and 2013 was ($47,272) or ($0.00) per diluted share and ($266,406) or ($0.01) per diluted share, respectively.

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

Janel’s cash flow performance for the three months ending December 31, 2014 is not necessarily indicative of future cash flow performance.

As of December 31, 2014, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by $462,870, or 69.6%, to $201,750 from $664,620, respectively. During the three months ended December 31, 2014, Janel’s net working capital (current assets minus current liabilities) increased by $47,225 to a negative ($3,325,663) at December 31, 2014, from a negative ($3,372,888) at September 30, 2014. This increase is primarily due to the net income of $13,663 for the period and the return of $20,830 of amounts in escrow in connection with the Alpha acquisition.

Cash flows from continuing operating activities. Net cash used in continuing operating activities for the three months ending December 31, 2014 and 2013 was ($440,198) and ($662,773), respectively. The change was principally driven by an increase in the collection of outstanding accounts receivable, a decrease in payments for prepaid expenses and other sundry assets, and net income for the current period compared to a net loss in the prior year; which were offset by an increase in payments of outstanding accounts payable and changes in non cash related items (mainly stock based compensation and the amortization of intangible assets and imputed interest) when compared to the prior year.

Cash flows from discontinued operating activities. Net cash used in discontinued operating activities was $19,107 for the three months ended December 31, 2014 and net cash provided by discontinued operating activities was $216,219 for the three months ending December 31, 2013.

Cash flows from investing activities. Net cash used in investing activities for the three months ended December 31, 2014, primarily capital expenditures for property and equipment which was offset by the return of amounts in escrow in connection with the Alpha acquisition, was $11,476. There was no cash used in or provided by investing activities for the three months ended December 31, 2013.

Cash flows from financing activities. Net cash provided by financing activities was $7,911 and $340,250 for the three months ended December 31, 2014 and 2013, respectively. The cash provided by financing activities for the three months ending December 31, 2014 was primarily the result of increased borrowings under our bank line of credit. The cash provided by financing activities for the three months ending December 31, 2013 consisted primarily of the sale on October 30, 2013 of 7,692,308 shares of the Company’s common stock for $500,000 (Refer to Note 10 to the Consolidated Financial Statements) which was offset by a net decrease of ($156,000) under our bank line of credit.

Presidential Financial Borrowing Facility. On March 27, 2014, the Company and its wholly-owned subsidiaries, The Janel Group Of New York, Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., and Janel Ferrara Logistics, LLC (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”). The Presidential Facility replaced The Janel Group of New York’s previous line of credit agreement with Community National Bank (“CNB”). On September 10, 2014 after completion of the Alpha acquisition, the Janel Borrowers and Alpha entered into a First Amendment to the Presidential Facility (“Loan Amendment”), with Presidential, which Loan Amendment among other things, (1) added Alpha as co-borrowers, (2) increased the line of credit available to the Janel Borrowers (including Alpha) from $3.5 million to $5.0 million and (3) increased the advance rate from 70% to 85%. On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million and on October 9, 2014, subsequent to the period covered by this report, there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. The Janel Borrowers can now borrow up to $7.0 million limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential facility are secured by all of the assets of the Janel Borrowers. The Presidential Facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. On March 31, 2014, $1,282,673 of the Presidential Facility was used to pay off the outstanding balances under the line of credit facility with CNB. On September 10, 2014, $1,800,000 of the Presidential Facility was used to acquire Alpha. As of December 31, 2014, there were outstanding borrowings of $4,015,056 under the Presidential Facility (which represented 78.8% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $5,097,179.

Working Capital Requirements. The Company’s cash needs are currently met by the Presidential Facility and cash on hand. As of December 31, 2014, the Company had $1,082,123 available under its $7.0 million Presidential Facility and $201,750 in cash from operations and cash on hand. On October 9, 2014, the Presidential Facility was increased to $7.0 million. On September 10, 2014 the Company sold 250,000 shares of the Company’s Series C Cumulative Preferred Stock for $2,500,000 (Refer to Note 9 to the Consolidated Financial Statements) and used the proceeds to acquire Alpha. On September 24, 2014 the Company sold 25,000 shares of the Company’s Series C Cumulative Preferred Stock for $250,000 (Refer to Note 9 to the Consolidated Financial Statements) and used the proceeds for general working capital purposes. On October 30, 2013, the Company raised $500,000 (Refer to Note 10 to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share and used the proceeds for general working capital purposes. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $0.08. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

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

Certain elements of our profitability and growth strategy, principally proposals for acquisition and accelerating our revenue growth are contingent upon the availability of adequate financing on terms acceptable to the Company.  On October 30, 2013, the Company raised $500,000 (Refer to Note 10 to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $0.065 per share and used the proceeds for general working capital purposes. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the company’s common stock at a price of $0.08. On September 10, 2014 the Company sold 250,000 shares of the Company’s Series C Cumulative Preferred Stock for $2,500,000 (Refer to Note 9 to the Consolidated Financial Statements) and used the proceeds to acquire Alpha. On September 24, 2014 the Company sold 25,000 shares of the Company’s Series C Cumulative Preferred Stock for $250,000 (Refer to Note 9 to the Consolidated Financial Statements) and used the proceeds for general working capital purposes. Without adequate equity and/or debt financing, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing, and the Company’s operations will be materially negatively impacted.

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

ITEM 5.	OTHER INFORMATION

On January 2, 2015, we entered into an operating lease for additional space located in our Lynbrook, New York facility, and on February 1, 2015 we moved our New York headquarters office from Jamaica, New York, to the new space.  The lease is for 6,946 square feet of office space for a term of five years through January 31, 2020.  The current rental, with common area maintenance, is approximately $13,603 per month during the current fiscal year, with increasing rentals at 3.5% per year through the term of the lease.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
10.3	Demand Secured Promissory Note dated March 27, 2014 made by Janel World Trade, Ltd. and its subsidiaries, payable to the order of Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
10.4	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated February 17, 2015*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, December 31, 2014 and September 30, 2014, (ii) Consolidated Statements of Income for the three months ended December 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 2015	JANEL WORLD TRADE, LTD.
Registrant

/s/ William J. Lally
President and Chief Executive Officer (Principal
Executive Officer)

/s/ Philip J. Dubato
Executive Vice President of Finance and Chief
Financial Officer (Principal Financial Officer)

- 21 -