Form 10-Q
period 2015-03-31
JANEL CORP
filed 2015-05-15
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-60608

JANEL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	86-1005291
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

303 Merrick Road – Suite 400
Lynbrook, New York	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 527-3800

JANEL WORLD TRADE, LTD.

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 8, 2015 was 559,926 after giving effect to the 50:1 reverse stock split.

JANEL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2015	SEPTEMBER 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,434	$664,620
Accounts receivable, net of allowance for doubtful accounts of $161,552 at March 31, 2015 and $157,999 at September 30, 2014	8,970,735	8,563,522
Prepaid expenses and sundry current assets	160,265	221,398
TOTAL CURRENT ASSETS	9,321,434	9,449,540
PROPERTY AND EQUIPMENT, NET	77,625	16,650
OTHER ASSETS:
Intangible assets, net	7,001,462	7,171,625
Security deposits	99,658	76,720
TOTAL OTHER ASSETS	7,101,120	7,248,345
TOTAL ASSETS	$16,500,179	$16,714,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:		(a)
Note payable – bank	$4,338,292	$4,003,385
Accounts payable – trade	7,449,409	8,037,086
Accrued expenses and other current liabilities	493,791	314,889
Current portion of long-term debt – related party, net of imputed interest of $18,675 and $32,932, respectively	481,325	467,068
TOTAL CURRENT LIABILITIES	12,762,817	12,822,428
OTHER LIABILITIES:
Long-term debt – related party, net of imputed interest of $108,228 and $134,596, respectively	891,772	865,404
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	970,340	943,972
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value; 100,000 shares authorized: Series A; 20,000 shares authorized; 20,000 shares and 20,000 shares issued and outstanding, respectively	20	20
Series B; 5,700 shares authorized; 1,271 shares and 1,271 shares issued and outstanding, respectively	2	2
Series C; 7,000 shares authorized; 5,500 shares and 5,500 shares issued and outstanding, respectively	6	6
Common Stock, $0.001 par value; 4,500,000 shares authorized: 559,926 shares and 554,211 shares issued and outstanding, respectively	560	554
Paid-in Capital	8,341,463	8,307,961
Retained earnings (deficit)	(5,575,029)	(5,360,408)
STOCKHOLDERS’ EQUITY	2,767,022	2,948,135
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,500,179	$16,714,535

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2015	2014	2015	2014

REVENUES	$14,798,958	$10,888,597	$30,531,273	$21,726,294
COSTS AND EXPENSES:
Forwarding expenses	12,198,414	9,342,994	25,342,092	18,648,933
Selling, general and administrative	2,427,627	1,546,173	4,778,448	3,295,842
Depreciation and amortization	79,852	3,817	157,701	7,589
TOTAL COST AND EXPENSES	14,705,893	10,892,984	30,278,241	21,952,364

OPERATING INCOME (LOSS)	93,065	(4,387)	253,032	(226,070)

OTHER ITEMS:
Interest expense, net of interest and dividend income	(133,478)	(22,436)	(256,675)	(47,032)
TOTAL OTHER ITEMS	(133,478)	(22,436)	(256,675)	(47,032)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(40,413)	(26,823)	(3,643)	(273,102)
Income taxes	4,000	-	8,000	5,000

NET LOSS FROM CONTINUING OPERATIONS	(44,413)	(26,823)	(11,643)	(278,102)
Loss from discontinued operations	(63,244)	(13,553)	(82,351)	(24,930)
NET LOSS	$(107,657)	$(40,376)	$(93,994)	$(303,032)
Preferred stock dividends	59,692	3,750	120,627	7,500
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(167,349)	$(44,126)	$(214,621)	$(310,532)

(Loss) per share from continuing operations:
Basis	$(0.08)	$(0.05)	$(0.02)	$(0.53)
Diluted	$(0.08)	$(0.05)	$(0.02)	$(0.50)
(Loss) per share from discontinued operations:
Basis	$(0.11)	$(0.02)	$(0.15)	$(0.05)
Diluted	$(0.11)	$(0.02)	$(0.14)	$(0.04)
Net (loss) per share available to common shareholders:
Basis	$(0.30)	$(0.08)	$(0.39)	$(0.59)
Diluted	$(0.28)	$(0.08)	$(0.37)	$(0.55)
Basic weighted average number of shares Outstanding	556,236	554,204	555,209	528,845
Fully diluted weighted average number of shares outstanding	588,941	586,909	587,914	561,550

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	COMMON STOCK		PREFERRED STOCK		TREASURY	ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL
BALANCE–SEPTEMBER 30, 2014	554,211	$554	26,771	$28	$-	$8,307,961	$(5,360,408)	$-	$2,948,135

Net income	-	-	-			-	(93,994)	-	(93,994)

Dividends to preferred shareholders	-	-	-	-	-	-	(120,627)	-	(120,627)

Common stock issuance as compensation	5,715	6	-	-	-	3,327	-	-	3,333

Stock options issued	-	-	-	-	-	30,175	-	-	30,175

BALANCE – MARCH 31, 2015	559,926	$560	26,771	$28	$-	$8,341,463	$(5,575,029)	$-	$2,767,022

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(93,994)	$(303,032)
Add (loss) from discontinued operations	82,351	24,930
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt reserve	(3,553)	304,920
Depreciation	8,368	7,589
Amortization of intangible assets	149,333	-
Amortization of imputed interest	40,625	-
Stock-based compensation	33,508	237,492
Changes in operating assets and liabilities:
Accounts receivable	(403,659)	(149,349)
Prepaid expenses and sundry current assets	61,133	(60,417)
Accounts payable and accrued expenses	(544,841)	(37,853)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(670,729)	24,280
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(82,351)	207,539
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(753,080)	231,819

INVESTING ACTIVITIES:
Acquisition of property and equipment	(69,343)	(1,567)
Escrow refund from acquisition	20,830	-
NET CASH USED IN INVESTING ACTIVITIES	(48,513)	(1,567)

FINANCING ACTIVITIES:
Preferred dividends paid	(7,500)	(7,500)
Proceeds (repayments), net, from bank loan	334,907	(378,102)

Proceeds from the sale of common stock	-	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	327,407	114,398

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(474,186)	344,650

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	664,620	625,584

CASH AND CASH EQUIVALENTS – END OF PERIOD	$190,434	$970,234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$219,957	$47,032
Income taxes	$19,843	$10,500
Non-cash financing activities:
Dividends declared to preferred shareholders	$120,627	$7,500

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

A summary of intangible assets resulting from the AILP and PCL acquisitions and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$4,480,000	15 years
Goodwill	2,704,069
	7,184,069
Less escrow refund	20,830
Less accumulated amortization	161,777
	$7,001,462

A summary of the changes in intangible assets is as follows:

	March	September
	2015	2014
Balance – beginning of period	$7,171,625	$-
Additions	-	7,184,069
Reductions – escrow refund	(20,830)	-
Amortization	(149,333)	(12,444)
Balance – end of year period	$7,001,462	$7,171,625

5	NOTE PAYABLE – BANK

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

On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million and on October 9, 2014, there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. The Company can now borrow up to $7.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP and PCL. The Presidential Facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of December 31, 2014, there were outstanding borrowings of $4,338,292 under the Presidential Facility (which represented 85.9% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $5,053,317.

6	LONG-TERM DEBT – RELATED PARTY

Long-term debt consists of the following:

	March 31,	September 30,
	2015	2014
Non-interest bearing note payable to a related party, net of imputed interest due when earned (see Note 3A, above, regarding the earn-out period).	$1,373,097	$1,332,472
	1,373,097	1,332,472
Less current portion	(481,325)	(467,068)
	$891,772	$865,404

These obligations mature as follows:

2015	$481,325
2016	465,300
2017	426,472
$1,373,097

7	DISCONTINUED OPERATIONS

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

	THREE MONTHS ENDED
	March 31,	March 31,
	2015	2014
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	(27,884)
Selling, general and administrative expenses	63,244	41,437
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	63,244	13,553

LOSS FROM DISCONTINUED OPERATIONS	$(63,244)	$(13,553)

	THREE MONTHS ENDED
	March 31,	March 31,
	2015	2014
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	(27,884)
Selling, general and administrative expenses	406	36,617
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	406	8,733

INCOME FROM NEW JERSEY DISCONTINUED OPERATIONS	$(406)	$(8,733)

	THREE MONTHS ENDED
	March 31,	March 31,
	2015	2014
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	62,838	4,820
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	62,838	4,820

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(62,838)	$(4,820)

	SIX MONTHS ENDED
	March 31,	March 31,
	2015	2014
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	(27,884)
Selling, general and administrative expenses	82,351	52,814
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	82,351	24,930

LOSS FROM DISCONTINUED OPERATIONS	$(82,351)	$(24,930)

	SIX MONTHS ENDED
	March 31,	March 31,
	2015	2014
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	(27,884)
Selling, general and administrative expenses	(3,549)	36,617
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	(3,549)	8,733

INCOME FROM NEW JERSEY DISCONTINUED OPERATIONS	$3,549	$(8,733)

	SIX MONTHS ENDED
	March 31,	March 31,
	2015	2014
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	85,900	16,197
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	85,900	16,197

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(85,900)	$(16,197)

9	PREFERRED STOCK

On August 25, 2014, the Company filed with the Nevada Secretary of State a Certificate of Designation for 7,000 shares of Series C Cumulative Preferred Stock, par value $0.001 per share (the “Series C Stock”). On September 10, 2014 the Company sold 5,000 unregistered shares of the newly authorized Series C Cumulative Stock for $2,500,000. On September 24, 2014 the Company sold an additional 500 unregistered shares of the Series C Stock for $250,000. Holders of Series C Stock (“Series C Holders”) are entitled to receive annual dividends at a rate of 8.25% per annum of the original Series C Stock issuance price, or $500.00 per share subject to adjustment upon certain events (the “Original Issuance Price”), when, as and if declared by the Company’s Board of Directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Preferred Stock to a maximum rate of 14.25%. In the event of liquidation, Series C Holders shall be paid an amount equal to the Original Issuance Price, plus any accrued but unpaid dividends thereon. Shares of Series C Preferred Stock may be redeemed (1) by the Company at any time upon notice and payment of the Original Issuance Price, plus any accrued but unpaid dividends thereon (“Redemption Price”) or (2) by the Series C Holders at their option beginning on the fourth anniversary of the issuance of the Series C Preferred Stock for an amount equal to the Redemption Price.

10	COMMON STOCK

On February 27, 2015, the Company’s Board of Directors appointed Brendan Killackey, currently a director of the Company, as Chief Executive Officer. On March 2, 2015 Mr. Killackey was issued 5,715 shares of the Company’s Common Stock with an aggregate value of $20,000 (or $3.50, the closing price for the Shares on February 27, 2015) for his services through August 31, 2015. The Company is recording a monthly expense in the amount of $3,333 for the six months through August 31, 2015.

On October 6, 2013, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Oaxaca Group LLC, (the “Investor”), for the sale to the Investor of an aggregate 153,847 shares of the Company’s common stock at a purchase price of $3.25 per share, or an aggregate of $500,000. On October 30, 2013 the transaction closed. As part of the purchase, the Investor received warrants to purchase an aggregate 250,000 shares of common stock at $4.00 per share. The warrants expire five years after the closing date. The Agreement contains anti-dilution protections for the Investor. In addition, under the terms of the Agreement, the Company agreed that, at the Investor’s option, the Company will present two nominees nominated by the Investor to become members of the Company’s Board of Directors either through an action by written consent or through the vote of the Company’s stockholders at the next meeting of the Company’s stockholders, and from and after such time the size of the Company’s Board of Directors will be limited to no more than four members, unless approved by the Investor. Furthermore, the Company agreed that it will not take certain actions without the approval of the Investor.

11	STOCK OPTIONS

On December 29, 2014, options to purchase 5,000 shares of common stock at an exercise price of $4.50 per share were granted to Brendan Killackey a member of the Board of Directors of the Company and as of February 27, 2015 the Company’s Chief Executive Officer. The option vests in three installments: On each of December 29, 2015 and 2016, the option becomes exercisable with respect to 1,667 shares and on December 29, 2017, the option becomes exercisable with respect to the remaining 1,666 shares. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $22,500 and since the options vest over a period of three years resulted in an $1,875 reduction to net income for the three and six months ended March 31, 2015.

On September 10, 2014, in connection with the employment agreement with John Joseph Gonzalez II (refer to Note 3(A), above), options to purchase 40,000 shares of common stock at an exercise price of $4.245 per share were granted to Mr. Gonzalez. The option vests in three installments: On each of September 10, 2015 and 2016, the option becomes exercisable with respect to 13,333 shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 13,334 shares. The fair value of the options was determined by using a Black-Scholes Option Pricing Model was $169,800 and since the options vest over a period of three years resulted in a $14,150 and $28,300 reduction to net income for the three and six months ended March 31, 2015, respectively.

On October 30, 2013, options to purchase 95,000 shares of common stock at an exercise price of $3.25 per share were granted to key employees of the Company. The options were fully vested on the date of grant. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $237,492 and since the options were fully vested resulted in a $237,492 reduction to net income for the prior year quarter ended December 31, 2013.

12	LEGAL PROCEEDINGS

(1)	Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

(2)	The Company and/or its subsidiaries have been named as defendants in four separate lawsuits filed in New York and New Jersey state courts, each alleging non-payment of food product purchases by the Company’s discontinued food segment subsidiary. The total claimed in all five lawsuits in the aggregate (exclusive of any interest and costs) is approximately $1,379,000. The Company is vigorously defending each of the lawsuits.

13	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. Other than the below items, there have been no other events that would require adjustment to or disclosure in the financial statements.

(1)           All relevant information relating to the number of shares, options and per share information have been retrospectively adjusted within these consolidated financial statements to reflect the reverse stock split (described below) for all periods presented.

(2)           On April 15, 2015, the Company filed with the Nevada Secretary of State: (1) a Certificate of Change Pursuant to NRS 78.209 providing for a one-for-fifty reverse stock split (“Reverse Stock Split”), such change to take effect on April 21, 2015, and (2) a Certificate of Amendment to Articles of Organization of Registrant changing the name of the Registrant from “Janel World Trade, Ltd.” to “Janel Corporation” (the “Name Change”), such amendment to also take effect on April 21, 2015. Both the Reverse Stock Split and Name Change were previously described in a definitive Information Statement filed by the Registrant on March 19, 2015 under Section 14C of the Exchange Act. As a result of the Reverse Stock Split, owners of the Company’s common stock shall own, as of April 21, 2015 (the “Effective Date”), one share of Common Stock for every fifty shares of Common Stock held as of the close of business on April 20, 2015. To avoid the issuance of fractional shares in connection with the Reverse Stock Split, if a shareholder would be entitled to receive a fractional share, such shareholder will instead receive a whole share in lieu of such fractional share. The Reverse Stock Split occurred automatically on the Effective Date without any action required by shareholders. Shareholders are not required to return their current stock certificates to the Registrant’s transfer agent at this time. Each pre-split certificate representing shares of Common Stock will, until exchanged in the ordinary course of trading, be deemed for all corporate purposes beginning on the Effective Date to evidence ownership of the Company’s Common Stock in the proportionally reduced number.

(3)           On April 20, 2015, the Financial Industry Regulatory Authority (FINRA) announced a market effective date of April 21, 2015 for the Name Change and Reverse Stock Split. The Registrant’s Common Stock is currently quoted on the OTCQB Marketplace and will trade on a split-adjusted basis under the temporary symbol “JLWTD,” with the “D” appended for twenty (20) business days to signify the Reverse Stock Split has occurred. At the end of such twenty-day period, the Company anticipates that its stock symbol will be changed to “JANL” subject to announcement by FINRA.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “Janel”, “the Company” and similar words refers to Janel Corporation.

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

As described in the Company’s SEC filings, on April 21, 2015, subsequent to the period covered by this Report, the Company’s name was changed from “Janel World Trade, Ltd.” to “Janel Corporation”, and the Company effected a one-for-fifty reverse stock split. All per share information in this Report does not reflect the reverse stock split.

results of operations

The following discussion and analysis addresses the results of operations for the three and six months ended March 31, 2015, as compared to the results of operations for the three and six months ended March 31, 2014. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

On August 18, 2014 the Company completed the acquisition of Alpha International, LP. and PCL Transport, LLC. (collectively “Alpha”). Refer to Notes 3 and 4 to the Consolidated Financial Statements.

Three months ended March 31, 2015 and 2014

Revenue. Total revenue from continuing operations for the three months ended March 31, 2015 was $14,798,958, as compared to $10,888,597 for the three months ended March 31, 2014, an increase of $3,910,361 or 35.9%. This increase is mainly the result of the acquisition of Alpha. Net revenue (revenue minus forwarding expense) from continuing operations for the three months ended March 31, 2015 was $2,600,544, an increase of $1,054,941 or 68.3% as compared to net revenue of $1,545,603 for the three months ended March 31, 2014. This increase was due to increased freight forwarding business and is mainly the result of the acquisition of Alpha.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the three months ended March 31, 2015, forwarding expense from continuing operations increased by $2,855,420, or 30.6%, to $12,198,414 as compared to $9,342,994 for the three months ended March 31, 2014, primarily as a result of higher revenues, and as a percentage of revenue decreased to 82.4% for fiscal 2015, from 85.8% for the three months ended March 31, 2014, a 3.4 percentage point decrease. This percentage decrease is principally the result of the acquisition of Alpha.

Selling, General and Administrative Expense. For the three months ended March 31, 2015 and 2014, selling, general and administrative expenses from continuing operations were $2,427,627 and $1,546,173, respectively, an increase of $881,454, or 57.0% when compared to the prior year. Included in the three months ended March 31, 2015 is an expense in the amount of $16,025 associated with the issuance of stock options (refer to Note 11 to the Consolidated Financial Statements) and $3,333 associated with stock based compensation (refer to Note 10 to the Consolidated Financial Statements). As a percentage of revenue, selling, general and administrative expenses were 16.4% and 14.2% of revenue for the three months ended March 31, 2015 and 2014, respectively, a 2.2 percentage point increase which is primarily due to the acquisition of Alpha.

Depreciation and Amortization. For the three months ended March 31, 2015 and 2014, depreciation and amortization expenses from continuing operations were $79,852 and $3,817, respectively, an increase of $76,035 and is the result of $74,666 in amortization associated with intangible assets in connection with the Alpha acquisition (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the three months ended March 31, 2015 and 2014, interest expense from continuing operations was $133,478 and $22,436, respectively, an increase of $111,042. This increase is primarily the result of higher interest costs due to increased borrowings under bank credit facilities during the three months ended March 31, 2015 versus 2014 due to additional borrowings under our bank line of credit which were used as part of the consideration for the acquisition of Alpha. Included in interest expense for the three months ended March 31, 2015 is imputed interest amortization in the amount of $20,445 in connection with the Alpha acquisition (refer to Note 6 to the Consolidated Financial Statements).

Loss From Continuing Operations Before Income Taxes. For the reasons stated above, for the three months ended March 31, 2015 and 2014 the Company recorded a loss from continuing operations before income taxes of ($40,413) and ($26,823), respectively.

Income Taxes. The company recorded a net income tax provision of $4,000 for the three months ended March 31, 2015 and for the three months ended 2014 there was no tax provision recorded. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment (principally legal fees) are included in discontinued operations. The three months ended March 31, 2015 and 2014 reflect a loss from discontinued operations of ($63,244) and ($13,553), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Loss. For the three months ended March 31, 2015 and 2014 the Company recorded a net loss of ($107,657) and ($40,376), respectively. Following payment of dividends on the Company’s Preferred Stock, net loss available to common shareholders for the three months ended March 31, 2015 and 2014 was ($167,349) or ($0.28) per diluted share and ($44,126) or ($0.08) per diluted share, respectively.

Six months ended March 31, 2015 and 2014

Revenue. Total revenue from continuing operations for the six months ended March 31, 2015 was $30,531,273, as compared to $21,726,294 for the six months ended March 31, 2014, an increase of $8,804,979 or 40.5%. This increase is mainly the result of the acquisition of Alpha. Net revenue (revenue minus forwarding expense) from continuing operations for the six months ended March 31, 2015 was $5,189,181, an increase of $2,111,820 or 68.6% as compared to net revenue of $3,077,361 for the six months ended March 31, 2014. This increase was due to increased freight forwarding business and is mainly the result of the acquisition of Alpha.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the six months ended March 31, 2015, forwarding expense from continuing operations increased by $6,693,159, or 35.9%, to $25,342,092 as compared to $18,648,933 for the six months ended March 31, 2014, primarily as a result of higher revenues, and as a percentage of revenue decreased to 83.0% for fiscal 2015, from 85.8% for the six months ended March 31, 2014, a 2.8 percentage point decrease. This percentage decrease is principally the result of the acquisition of Alpha.

Selling, General and Administrative Expense. For the six months ended March 31, 2015 and 2014, selling, general and administrative expenses from continuing operations were $4,778,448 and $3,295,842, respectively, an increase of $1,482,606, or 45.0% when compared to the prior year. Included in the six months ended March 31, 2015 and 2014 is an expense in the amount of $30,175 and $237,492, respectively, associated with the issuance of stock options (refer to Note 11 to the Consolidated Financial Statements) and for the six months ended March 31, 2015 an expense in the amount of $3,333 associated with stock based compensation (refer to Note 10 to the Consolidated Financial Statements). As a percentage of revenue, selling, general and administrative expenses were 15.7% and 15.2% of revenue for the six months ended March 31, 2015 and 2014, respectively, a 0.5 percentage point increase which is primarily due to the acquisition of Alpha.

Depreciation and Amortization. For the six months ended March 31, 2015 and 2014, depreciation and amortization expenses from continuing operations were $157,701 and $7,589, respectively, an increase of $150,112 and is the result of $149,333 in amortization associated with intangible assets in connection with the Alpha acquisition (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the six months ended March 31, 2015 and 2014, interest expense from continuing operations was $256,675 and $47,032, respectively, an increase of $209,643. This increase is primarily the result of higher interest costs due to increased borrowings under bank credit facilities during the six months ended March 31, 2015 versus 2014 due to additional borrowings under our bank line of credit which were used as part of the consideration for the acquisition of Alpha. Included in interest expense for the six months ended March 31, 2015 is imputed interest amortization in the amount of $40,625 in connection with the Alpha acquisition (refer to Note 6 to the Consolidated Financial Statements).

Loss From Continuing Operations Before Income Taxes. For the reasons stated above, for the six months ended March 31, 2015 and 2014 the Company recorded a loss from continuing operations before income taxes of ($3,643) and ($273,102), respectively.

Income Taxes. The company recorded a net income tax provision of $8,000 and $5,000 for the six months ended March 31, 2015 and 2014, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment (principally legal fees) are included in discontinued operations. The six months ended March 31, 2015 and 2014 reflect a loss from discontinued operations of ($82,351) and ($24,930), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Loss. For the six months ended March 31, 2015 and 2014 the Company recorded a net loss of ($93,994) and ($303,032), respectively. Following payment of dividends on the Company’s Preferred Stock, net loss available to common shareholders for the six months ended March 31, 2015 and 2014 was ($214,621) or ($0.37) per diluted share and ($310,532) or ($0.55) per diluted share, respectively.

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

Janel’s cash flow performance for the six months ended March 31, 2015 is not necessarily indicative of future cash flow performance.

As of March 31, 2015, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by $474,186, or 71.3%, to $190,434 from $664,620, respectively. During the six months ended March 31, 2015, Janel’s net working capital (current assets minus current liabilities) decreased by ($68,495) to a negative ($3,441,383) at March 31, 2015, from a negative ($3,372,888) at September 30, 2014. This decrease is primarily due to a reduction of current assets which was partially offset by a reduction in current liabilities.

Cash flows from continuing operating activities. Net cash used in continuing operating activities for the six months ended March 31, 2015 was ($670,729) and net cash provided by continuing operating for the six months ended March 31, 2014 was $24,280, respectively. The change was principally driven by an increase in payments of outstanding accounts payable and a decrease in the collection of outstanding accounts receivable, which were partially offset by a decrease in payments for prepaid expenses and other sundry assets, a decrease in the net loss when compared to the prior year and changes in non cash related items when compared to the prior year.

Cash flows from discontinued operating activities. Net cash used in discontinued operating activities was $82,351 for the six months ended March 31, 2015 and net cash provided by discontinued operating activities was $207,539 for the six months ended March 31, 2014.

Cash flows from investing activities. Net cash used in investing activities for the six months ended March 31, 2015, primarily capital expenditures for property and equipment which was offset by the return of amounts in escrow in connection with the Alpha acquisition, was $48,513. Net cash used in investing activities for the six months ended March 31, 2014 was $1,567.

Cash flows from financing activities. Net cash provided by financing activities was $327,407 and $114,398 for the six months ended March 31, 2015 and 2014, respectively. The cash provided by financing activities for the six months ended March 31, 2015 was primarily the result of increased borrowings under our bank line of credit. The cash provided by financing activities for the six months ended March 31, 2014 consisted primarily of the sale on October 30, 2013 of 153,847 shares of the Company’s common stock for $500,000 (Refer to Note 10 to the Consolidated Financial Statements) which was offset by a net decrease of ($378,102) under our bank line of credit.

Presidential Financial Borrowing Facility. On March 27, 2014, the Company and its wholly-owned subsidiaries, The Janel Group Of New York, Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., and Janel Ferrara Logistics, LLC (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”). The Presidential Facility replaced The Janel Group of New York’s previous line of credit agreement with Community National Bank (“CNB”). On September 10, 2014 after completion of the Alpha acquisition, the Janel Borrowers and Alpha entered into a First Amendment to the Presidential Facility (“Loan Amendment”), with Presidential, which Loan Amendment among other things, (1) added Alpha as co-borrowers, (2) increased the line of credit available to the Janel Borrowers (including Alpha) from $3.5 million to $5.0 million and (3) increased the advance rate from 70% to 85%. On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million and on October 9, 2014, subsequent to the period covered by this report, there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. The Janel Borrowers can now borrow up to $7.0 million limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential facility are secured by all of the assets of the Janel Borrowers. The Presidential Facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. On March 31, 2014, $1,282,673 of the Presidential Facility was used to pay off the outstanding balances under the line of credit facility with CNB. On September 10, 2014, $1,800,000 of the Presidential Facility was used to acquire Alpha. As of March 31, 2015, there were outstanding borrowings of $4,338,292 under the Presidential Facility (which represented 85.9% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $5,053,317.

Working Capital Requirements. The Company’s cash needs are currently met by the Presidential Facility and cash on hand. As of March 31, 2015, the Company had $715,025 available under its $7.0 million Presidential Facility and $190,434 in cash from operations and cash on hand. On October 9, 2014, the Presidential Facility was increased to $7.0 million. On September 10, 2014 the Company sold 5,000 shares of the Company’s Series C Cumulative Preferred Stock for $2,500,000 (Refer to Note 9 to the Consolidated Financial Statements) and used the proceeds to acquire Alpha. On September 24, 2014 the Company sold 500 shares of the Company’s Series C Cumulative Preferred Stock for $250,000 (Refer to Note 9 to the Consolidated Financial Statements) and used the proceeds for general working capital purposes. On October 30, 2013, the Company raised $500,000 (Refer to Note 10 to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $3.125 per share and used the proceeds for general working capital purposes. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $4.00. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

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

Certain elements of our profitability and growth strategy, principally proposals for acquisition and accelerating our revenue growth are contingent upon the availability of adequate financing on terms acceptable to the Company. On October 30, 2013, the Company raised $500,000 (Refer to Note 10 to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $3.125 per share and used the proceeds for general working capital purposes. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the company’s common stock at a price of $4.00. On September 10, 2014 the Company sold 5,000 shares of the Company’s Series C Cumulative Preferred Stock for $2,500,000 (Refer to Note 9 to the Consolidated Financial Statements) and used the proceeds to acquire Alpha. On September 24, 2014 the Company sold 500 shares of the Company’s Series C Cumulative Preferred Stock for $250,000 (Refer to Note 9 to the Consolidated Financial Statements) and used the proceeds for general working capital purposes. Without adequate equity and/or debt financing, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing, and the Company’s operations will be materially negatively impacted.

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

On January 29, 2013, Branch Banking and Trust Corporation filed a law suit in the Supreme Court of the State of New York County of New York against The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor of Janel Ferrara Logistics, LLC. (Case No. 650322/2013). The complaint alleged the non-payment of food product purchases totaling $41,652. On February 27, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. denying the allegations. On March 5, 2015, this litigation was settled for payments by Janel totaling $20,826.

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.6	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
10.3	Demand Secured Promissory Note dated March 27, 2014 made by Janel World Trade, Ltd. and its subsidiaries, payable to the order of Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
10.4	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated May 15, 2015*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, March 31, 2015 and September 30, 2014, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2015	JANEL CORPORATION
Registrant

/s/ Brendan Killackey
Chief Executive Officer (Principal
Executive Officer)

/s/ Philip J. Dubato
Chief Financial Officer (Principal
Financial Officer)

- 23 –