Form 10-Q
period 2015-06-30
JANEL CORP
filed 2015-08-07
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of July 29, 2015 was 559,926 after giving effect to the 50:1 reverse stock split.

JANEL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2015	SEPTEMBER 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$323,580	$664,620
Accounts receivable, net of allowance for doubtful accounts of $168,629 at June 30, 2015 and $157,999 at September 30, 2014	9,870,703	8,563,522
Prepaid expenses and sundry current assets	162,060	221,398
TOTAL CURRENT ASSETS	10,356,343	9,449,540
PROPERTY AND EQUIPMENT, NET	73,468	16,650
OTHER ASSETS:
Intangible assets, net	6,926,795	7,171,625
Security deposits	99,658	76,720
TOTAL OTHER ASSETS	7,026,453	7,248,345
TOTAL ASSETS	$17,456,264	$16,714,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable – bank	$2,950,306	$4,003,385
Accounts payable – trade	9,417,308	8,037,086
Accrued expenses and other current liabilities	597,179	314,889
Current portion of long-term debt – related party, net of imputed interest of $11,405 and $32,932, respectively	488,595	467,068
TOTAL CURRENT LIABILITIES	13,453,388	12,822,428
OTHER LIABILITIES:
Long-term debt – related party, net of imputed interest of $94,783 and $134,596, respectively	905,217	865,404
Deferred compensation	78,568	78,568
TOTAL OTHER LIABILITIES	983,785	943,972
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value; 100,000 shares authorized: Series A; 20,000 shares authorized; 20,000 shares and 20,000 shares issued and outstanding, respectively	20	20
Series B; 5,700 shares authorized; 1,271 shares and 1,271 shares issued and outstanding, respectively	2	2
Series C; 7,000 shares authorized; 5,500 shares and 5,500 shares issued and outstanding, respectively	6	6
Common Stock, $0.001 par value; 4,500,000 shares authorized: 559,926 shares and 554,211 shares issued and outstanding, respectively	560	554
Paid-in Capital	8,367,488	8,307,961
Accumulated deficit	(5,348,985)	(5,360,408)
STOCKHOLDERS’ EQUITY	3,019,091	2,948,135
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,456,264	$16,714,535

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014

REVENUES	$16,650,954	$11,121,377	$47,182,227	$32,847,671
COSTS AND EXPENSES:
Forwarding expenses	13,861,741	9,602,678	39,203,833	28,251,611
Selling, general and administrative	2,241,934	1,546,492	7,020,382	4,842,334
Depreciation and amortization	80,434	4,239	238,135	11,828
TOTAL COST AND EXPENSES	16,184,109	11,153,409	46,462,350	33,105,773

OPERATING INCOME (LOSS)	466,845	(32,032)	719,877	(258,102)

OTHER ITEMS:
Interest expense, net of interest and dividend income	(116,937)	(38,630)	(373,612)	(85,662)
TOTAL OTHER ITEMS	(116,937)	(38,630)	(373,612)	(85,662)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	349,908	(70,662)	346,265	(343,764)
Income taxes	17,773	4,000	25,773	9,000

INCOME (LOSS) FROM CONTINUING OPERATIONS	332,135	(74,662)	320,492	(352,764)
Loss from discontinued operations	(45,778)	(25,322)	(128,129)	(50,252)
NET INCOME (LOSS)	$286,357	$(99,984)	$192,363	$(403,016)
Preferred stock dividends	60,313	3,750	180,940	11,250
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$226,044	$(103,734)	$11,423	$(414,266)

Income (loss) per share from continuing operations:
Basic	$0.59	$(0.14)	$0.58	$(0.66)
Diluted	$0.56	$(0.13)	$0.54	$(0.62)
Income (loss) per share from discontinued operations:
Basic	$(0.08)	$(0.05)	$(0.23)	$(0.09)
Diluted	$(0.08)	$(0.04)	$(0.22)	$(0.09)
Net income (loss) per share available to common shareholders:
Basic	$0.40	$(0.19)	$0.02	$(0.77)
Diluted	$0.38	$(0.18)	$0.02	$(0.73)
Basic weighted average number of shares Outstanding	556,919	554,204	556,779	537,298
Fully diluted weighted average number of shares outstanding	592,624	586,909	589,484	570,003

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

								ACCUMULATED
	COMMON STOCK		PREFERRED STOCK			ADDITIONAL		OTHER
					TREASURY	PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	$	SHARES	$	STOCK	CAPITAL	DEFICIT	LOSS	TOTAL

BALANCE–SEPTEMBER 30, 2014	554,211	$554	26,771	$28	$-	$8,307,961	$(5,360,408)	$-	$2,948,135

Net income	-	-	-			-	192,363	-	192,363

Dividends to preferred shareholders	-	-	-	-	-	-	(180,940)	-	(180,940)

Common stock issuance as compensation	5,715	6	-	-	-	13,327	-	-	13,333

Stock options issued	-	-	-	-	-	46,200	-	-	46,200

BALANCE – JUNE 30, 2015	559,926	$560	26,771	$28	$-	$8,367,488	$(5,348,985)	$-	$3,019,091

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$192,363	$(403,016)
Add (loss) from discontinued operations	128,129	50,252
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt reserve	(10,630)	298,908
Depreciation	14,135	11,828
Amortization of intangible assets	224,000	-
Amortization of imputed interest	61,339	-
Stock-based compensation	59,533	237,492
Changes in operating assets and liabilities:
Accounts receivable	(1,296,552)	(767,935)
Prepaid expenses and sundry current assets	59,338	(47,185)
Accounts payable and accrued expenses	1,469,885	(12,419)
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	901,540	(632,075)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(128,129)	182,216
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	773,411	(449,859)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(70,952)	(8,758)
Escrow refund from acquisition	20,830	-
NET CASH USED IN INVESTING ACTIVITIES	(50,122)	(8,758)

FINANCING ACTIVITIES:
Preferred dividends paid	(11,250)	(11,250)
Repayments, net, from bank loan	(1,053,079)	(420,404)
Proceeds from the sale of common stock	-	500,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,064,329)	68,346

DECREASE IN CASH AND CASH EQUIVALENTS	(341,040)	(390,271)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	664,620	625,584

CASH AND CASH EQUIVALENTS – END OF PERIOD	$323,580	$235,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$316,348	$85,662
Income taxes	$20,371	$21,039
Non-cash financing activities:
Dividends declared to preferred shareholders	$180,940	$11,250

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

In addition, the Company entered into an employment agreement with Mr. Gonzalez. Pursuant to the terms of the employment agreement, Mr. Gonzalez was (i) employed by the Company at an annual salary of $200,000 plus typical employee benefits for an initial term of three years ending September 10, 2017 and thereafter will renew for 1-year terms unless either party provides notice that it does not wish to renew, and (ii) granted option to purchase 2,000,000 shares of the Company’s common stock at a purchase price of $0.0849 per share (refer to Note 8, below). The employment agreement also contains customary restrictive covenants.

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

A summary of intangible assets resulting from the AILP and PCL acquisitions and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$4,480,000	15 years
Goodwill	2,704,069
	7,184,069
Less escrow refund	20,830
Less accumulated amortization	236,444
	$6,926,795

A summary of the changes in intangible assets is as follows:

	June	September
	2015	2014
Balance – beginning of period	$7,171,625	$-
Additions	-	7,184,069
Reductions – escrow refund	(20,830)	-
Amortization	(224,000)	(12,444)
Balance – end of year period	$6,926,795	$7,171,625

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

On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million and on October 9, 2014, there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. The Company can now borrow up to $7.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP and PCL. The Presidential Facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of June 30, 2015, there were outstanding borrowings of $2,950,306 under the Presidential Facility (which represented 51.4% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $5,739,000.

6	LONG-TERM DEBT – RELATED PARTY

Long-term debt consists of the following:

	June 30, 2015	September 30, 2014
Non-interest bearing note payable to a related party, net of imputed interest due when earned (see Note 3A, above, regarding the earn-out period).	$1,393,812	$1,332,472
Less current portion	(488,595)	(467,068)
	$905,217	$865,404

These obligations mature as follows:

2015	$488,595
2016	472,199
2017	433,018
$1,393,812

7	DISCONTINUED OPERATIONS

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

As a result of the above, the Company elected to discontinue the operations of the NJ Business and the food sales segment. The operations associated with the NJ Business and the food sales segment are summarized below. For the periods presented, there were no assets or liabilities associated with the NJ Business or the food sales segment.

	THREE MONTHS ENDED
	June 30,	June 30,
	2015	2014
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	(339)
Selling, general and administrative expenses	45,778	25,661
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	45,778	25,322

LOSS FROM DISCONTINUED OPERATIONS	$(45,778)	$(25,322)

	THREE MONTHS ENDED
	June 30,	June 30,
	2015	2014
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	(339)
Selling, general and administrative expenses	(180)	4,281
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	(180)	3,942

INCOME FROM NEW JERSEY DISCONTINUED OPERATIONS	$180	$(3,942)

	THREE MONTHS ENDED
	June 30,	June 30,
	2015	2014
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	45,958	21,380
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	45,958	21,380

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(45,958)	$(21,380)

	NINE MONTHS ENDED
	June 30,	June 30,
	2015	2014
TOTAL DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	(28,223)
Selling, general and administrative expenses	128,129	78,475
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	128,129	50,252

LOSS FROM DISCONTINUED OPERATIONS	$(128,129)	$(50,252)

	NINE MONTHS ENDED
	June 30,	June 30,
	2015	2014
NEW JERSEY DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	(28,223)
Selling, general and administrative expenses	(3,729)	40,898
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	(3,729)	12,675

INCOME FROM NEW JERSEY DISCONTINUED OPERATIONS	$3,729	$(12,675)

	NINE MONTHS ENDED
	June 30,	June 30,
	2015	2014
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	131,858	37,577
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	131,858	37,577

LOSS FROM FOOD SALES DISCONTINUED OPERATIONS	$(131,858)	$(37,577)

8	STOCKHOLDERS’ EQUITY

On April 15, 2015, the Company filed with the Nevada Secretary of State: (1) a Certificate of Change Pursuant to NRS 78.209 providing for a one-for-fifty reverse stock split (“Reverse Stock Split”), such change which took effect on April 21, 2015. The Company issued one share of Common Stock for every fifty shares of Common Stock held as of the close of business on April 20, 2015. To avoid the issuance of fractional shares in connection with the Reverse Stock Split, if a shareholder would be entitled to receive a fractional share, such shareholder will instead receive a whole share in lieu of such fractional share.

As a result of the above, all relevant information relating to the number of shares, options and per share information have been retrospectively adjusted within these consolidated financial statements to reflect the Reverse Stock Split for all periods presented.

(a)	PREFERRED STOCK

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

(b)	COMMON STOCK

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

(c)	STOCK OPTIONS

On December 29, 2014, options to purchase 5,000 shares of common stock at an exercise price of $4.50 per share were granted to Brendan Killackey a member of the Board of Directors of the Company and as of February 27, 2015 the Company’s Chief Executive Officer. The option vests in three installments: On each of December 29, 2015 and 2016, the option becomes exercisable with respect to 1,667 shares and on December 29, 2017, the option becomes exercisable with respect to the remaining 1,666 shares. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $22,500 and since the options vest over a period of three years resulted in an $1,875 and $3,750 reduction to net income for the three and nine months ended June 30, 2015, respectively.

On September 10, 2014, in connection with the employment agreement with John Joseph Gonzalez II (refer to Note 3(A), above), options to purchase 40,000 shares of common stock at an exercise price of $4.245 per share were granted to Mr. Gonzalez. The option vests in three installments: On each of September 10, 2015 and 2016, the option becomes exercisable with respect to 13,333 shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 13,334 shares.  The fair value of the options was determined by using a Black-Scholes Option Pricing Model was $169,800 and since the options vest over a period of three years resulted in a $14,150 and $42,450 reduction to net income for the three and nine months ended June 30, 2015, respectively.

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

9	LEGAL PROCEEDINGS

(a)	Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

(b)	The Company and/or its subsidiaries have been named as defendants in four separate lawsuits filed in New York and New Jersey state courts, each alleging non-payment of food product purchases by the Company’s discontinued food segment subsidiary. The total claimed in all four lawsuits in the aggregate (exclusive of any interest and costs) is approximately $1,379,000. The Company is vigorously defending each of the lawsuits.

10	SUBSEQUENT EVENTS

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

As described in the Company’s SEC filings, on April 21, 2015 the Company’s name was changed from “Janel World Trade, Ltd.” to “Janel Corporation” and the Company effected a one-for-fifty reverse stock split (Refer to Note 8 to these Consolidated Financial Statements). All per share information in this Report reflects the reverse stock split.

results of operations

The following discussion and analysis addresses the results of operations for the three and nine months ended June 30, 2015, as compared to the results of operations for the three and nine months ended June 30, 2014. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

On August 18, 2014 the Company completed the acquisition of Alpha International, LP. and PCL Transport, LLC. (collectively “Alpha”). Refer to Notes 3 and 4 to the Consolidated Financial Statements.

Three months ended June 30, 2015 and 2014

Revenue. Total revenue from continuing operations for the three months ended June 30, 2015 was $16,650,954, as compared to $11,121,377 for the three months ended June 30, 2014, an increase of $5,529,577 or 49.7%. This increase is mainly the result of the acquisition of Alpha. Net revenue (revenue minus forwarding expense) from continuing operations for the three months ended June 30, 2015 was $2,789,213, an increase of $1,270,514 or 83.7% as compared to net revenue of $1,518,699 for the three months ended June 30, 2014. This increase was due to increased freight forwarding business and is mainly the result of the acquisition of Alpha.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the three months ended June 30, 2015, forwarding expense from continuing operations increased by $4,259,063, or 44.4%, to $13,861,741 as compared to $9,602,678 for the three months ended June 30, 2014, primarily as a result of higher revenues, and as a percentage of revenue decreased to 83.2% for fiscal 2015, from 86.3% for the three months ended June 30, 2014, a 3.1 percentage point decrease. This percentage decrease is principally the result of the acquisition of Alpha.

Selling, General and Administrative Expense. For the three months ended June 30, 2015 and 2014, selling, general and administrative expenses from continuing operations were $2,241,934 and $1,546,492, respectively, an increase of $695,442, or 45.0% when compared to the prior year. Included in the three months ended June 30, 2015 is an expense in the amount of $16,025 associated with the issuance of stock options (refer to Note 8(c) to the Consolidated Financial Statements) and $10,000 associated with stock based compensation (refer to Note 8(b) to the Consolidated Financial Statements). As a percentage of revenue, selling, general and administrative expenses were 13.5% and 13.9% of revenue for the three months ended June 30, 2015 and 2014, respectively, a 0.4 percentage point decrease which is primarily due to the acquisition of Alpha.

Depreciation and Amortization. For the three months ended June 30, 2015 and 2014, depreciation and amortization expenses from continuing operations were $80,434 and $4,239, respectively, an increase of $76,195 and is the result of $74,667 in amortization associated with intangible assets in connection with the Alpha acquisition (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the three months ended June 30, 2015 and 2014, interest expense from continuing operations was $116,937 and $38,630, respectively, an increase of $78,307. This increase is primarily the result of higher interest costs under bank credit facilities during the three months ended June 30, 2015 versus 2014 due to additional borrowings under our bank line of credit which were used to fund the acquisition of Alpha. Included in interest expense for the three months ended June 30, 2015 is imputed interest amortization in the amount of $20,715 in connection with the Alpha acquisition (refer to Note 6 to the Consolidated Financial Statements).

Income (Loss) From Continuing Operations Before Income Taxes. For the reasons stated above, for the three months ended June 30, 2015 the Company recorded income from continuing operations before income taxes of $349,908 compared to a loss from continuing operations before income taxes of ($70,662) for the three months ended June 30, 2014.

Income Taxes.   The Company recorded a net income tax provision of $17,773 and $4,000 for the three months ended June 30, 2015 and 2014, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the Company’s deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment (principally legal fees) are included in discontinued operations. The three months ended June 30, 2015 and 2014 reflect a loss from discontinued operations of ($45,778) and ($25,322), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income (Loss).   For the three months ended June 30, 2015 the Company recorded net income of $286,357 compared to a net loss of ($99,984) for the three months ended June 30, 2014. Following accruals for or payments of dividends on the Company’s Preferred Stock, net income available to common shareholders for the three months ended June 30, 2015 was $226,044 or $0.38 per diluted share compared to a loss available to common shareholders for the three months ended June 30, 2014 of ($103,734) or ($0.18) per diluted share.

Nine months ended June 30, 2015 and 2014

Revenue. Total revenue from continuing operations for the nine months ended June 30, 2015 was $47,182,227, as compared to $32,847,671 for the nine months ended June 30, 2014, an increase of $14,334,556 or 43.6%. This increase is mainly the result of the acquisition of Alpha. Net revenue (revenue minus forwarding expense) from continuing operations for the nine months ended June 30, 2015 was $7,978,394, an increase of $3,382,334 or 73.6% as compared to net revenue of $4,596,060 for the nine months ended June 30, 2014. This increase was due to increased freight forwarding business and is mainly the result of the acquisition of Alpha.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the nine months ended June 30, 2015, forwarding expense from continuing operations increased by $10,952,222, or 38.8%, to $39,203,833 as compared to $28,251,611 for the nine months ended June 30, 2014, primarily as a result of higher revenues, and as a percentage of revenue decreased to 83.1% for fiscal 2015, from 86.0% for the nine months ended June 30, 2014, a 2.9 percentage point decrease. This percentage decrease is principally the result of the acquisition of Alpha.

Selling, General and Administrative Expense. For the nine months ended June 30, 2015 and 2014, selling, general and administrative expenses from continuing operations were $7,020,382 and $4,842,334, respectively, an increase of $2,178,048, or 45.0% when compared to the prior year. Included in the nine months ended June 30, 2015 and 2014 is an expense in the amount of $46,200 and $237,492, respectively, associated with the issuance of stock options (refer to Note 8(c) to the Consolidated Financial Statements) and for the nine months ended June 30, 2015 an expense in the amount of $13,333 associated with stock based compensation (refer to Note 8(b) to the Consolidated Financial Statements). As a percentage of revenue, selling, general and administrative expenses were 14.9% and 14.7% of revenue for the nine months ended June 30, 2015 and 2014, respectively, a 0.2 percentage point increase which is primarily due to the acquisition of Alpha.

Depreciation and Amortization. For the nine months ended June 30, 2015 and 2014, depreciation and amortization expenses from continuing operations were $238,135 and $11,828, respectively, an increase of $226,307 and is the result of $224,000 in amortization associated with intangible assets in connection with the Alpha acquisition (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the nine months ended June 30, 2015 and 2014, interest expense from continuing operations was $373,612 and $85,662, respectively, an increase of $287,950. This increase is primarily the result of higher interest costs under bank credit facilities during the nine months ended June 30, 2015 versus 2014 due to additional borrowings under our bank line of credit which were used to fund the acquisition of Alpha. Included in interest expense for the nine months ended June 30, 2015 is imputed interest amortization in the amount of $61,339 in connection with the Alpha acquisition (refer to Note 6 to the Consolidated Financial Statements).

Income (Loss) From Continuing Operations Before Income Taxes. For the reasons stated above, for the nine months ended June 30, 2015 the Company recorded income from continuing operations before income taxes of $346,265 compared to a loss from continuing operations before income taxes of ($343,764) for the nine months ended June 30, 2014.

Income Taxes.   The Company recorded a net income tax provision of $25,773 and $9,000 for the nine months ended June 30, 2015 and 2014, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the Company’s deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment (principally legal fees) are included in discontinued operations. The nine months ended June 30, 2015 and 2014 reflect a loss from discontinued operations of ($128,129) and ($50,252), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income (Loss).   For the nine months ended June 30, 2015 the Company recorded net income of $192,363 compared to a net loss of ($403,016) for the nine months ended June 30, 2014. Following accruals for or payments of dividends on the Company’s Preferred Stock, net income available to common shareholders for the nine months ended June 30, 2015 was $11,423 or $0.02 per diluted share compared to a loss available to common shareholders for the nine months ended June 30, 2014 of ($414,266) or ($0.73) per diluted share.

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

Janel’s cash flow performance for the nine months ended June 30, 2015 is not necessarily indicative of future cash flow performance.

As of June 30, 2015, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by $341,040, or 51.3%, to $323,580 from $664,620, respectively. During the nine months ended June 30, 2015, Janel’s net working capital (current assets minus current liabilities) increased by $275,843 to a negative ($3,097,045) at June 30, 2015, from a negative ($3,372,888) at September 30, 2014. This decrease is primarily due to a reduction of current assets which was partially offset by a reduction in current liabilities.

Cash flows from continuing operating activities. Net cash provided by continuing operating activities for the nine months ended June 30, 2015 was $901,540 and net cash used in continuing operating activities for the nine months ended June 30, 2014 was ($632,075), respectively. The change was principally driven by the net income for the current year compared to a net loss in the prior year, a decrease in payments of outstanding accounts payable, a decrease in payments for prepaid expenses and changes in non cash related items when compared to the prior year, which were partially offset by a decrease in the collection of accounts receivable when compared to the prior year.

Cash flows from discontinued operating activities. Net cash used in discontinued operating activities was ($128,129) for the nine months ended June 30, 2015 and net cash provided by discontinued operating activities was $182,216 for the nine months ended June 30, 2014.

Cash flows from investing activities. Net cash used in investing activities for the nine months ended June 30, 2015, primarily capital expenditures for property and equipment which was offset by the return of amounts in escrow in connection with the Alpha acquisition, was ($50,122). Net cash used in investing activities for the nine months ended June 30, 2014 was ($8,758).

Cash flows from financing activities. Net cash used in financing activities was ($1,064,329) for the nine months ended June 30, 2015 and for the nine months ended June 30, 2014 net cash provided by financing activities was $68,346. The cash used in financing activities for the nine months ended June 30, 2015 was primarily the result of the repayment of borrowings under our bank line of credit. The cash provided by financing activities for the nine months ended June 30, 2014 consisted primarily of the sale on October 30, 2013 of 153,847 shares of the Company’s common stock for $500,000 (Refer to Note 8(b) to the Consolidated Financial Statements) which was offset by a net decrease of ($420,404) under our bank line of credit.

Presidential Financial Borrowing Facility. On March 27, 2014, the Company and its wholly-owned subsidiaries, The Janel Group Of New York, Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., and Janel Ferrara Logistics, LLC (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”). The Presidential Facility replaced The Janel Group of New York’s previous line of credit agreement with Community National Bank (“CNB”). On September 10, 2014 after completion of the Alpha acquisition, the Janel Borrowers and Alpha entered into a First Amendment to the Presidential Facility (“Loan Amendment”), with Presidential, which Loan Amendment among other things, (1) added Alpha as co-borrowers, (2) increased the line of credit available to the Janel Borrowers (including Alpha) from $3.5 million to $5.0 million and (3) increased the advance rate from 70% to 85%. On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million and on October 9, 2014, subsequent to the period covered by this report, there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. The Janel Borrowers can now borrow up to $7.0 million limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential facility are secured by all of the assets of the Janel Borrowers. The Presidential Facility will expire on March 26, 2017 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. On March 31, 2014, $1,282,673 of the Presidential Facility was used to pay off the outstanding balances under the line of credit facility with CNB. On September 10, 2014, $1,800,000 of the Presidential Facility was used to acquire Alpha. As of June 30, 2015, there were outstanding borrowings of $2,950,306 under the Presidential Facility (which represented 51.4% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $5,739,022.

Working Capital Requirements. The Company’s cash needs are currently met by the Presidential Facility and cash on hand. As of June 30, 2015, the Company had $2,788,716 available under its $7.0 million Presidential Facility and $323,580 in cash from operations and cash on hand. On October 9, 2014, the Presidential Facility was increased to $7.0 million. On September 10, 2014 the Company sold 5,000 shares of the Company’s Series C Cumulative Preferred Stock for $2,500,000 (Refer to Note 8(a) to the Consolidated Financial Statements) and used the proceeds to acquire Alpha. On September 24, 2014 the Company sold 500 shares of the Company’s Series C Cumulative Preferred Stock for $250,000 (Refer to Note 8(a) to the Consolidated Financial Statements) and used the proceeds for general working capital purposes. On October 30, 2013, the Company raised $500,000 (Refer to Note 8(b) to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $3.125 per share and used the proceeds for general working capital purposes. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $4.00. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

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

Certain elements of our profitability and growth strategy, principally proposals for acquisition and accelerating our revenue growth are contingent upon the availability of adequate financing on terms acceptable to the Company.  On October 30, 2013, the Company raised $500,000 (Refer to Note 8(b) to the Consolidated Financial Statements) from the sale of newly issued shares of the Company’s Common Stock at a price of $3.125 per share and used the proceeds for general working capital purposes. The Company also issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the company’s common stock at a price of $4.00. On September 10, 2014 the Company sold 5,000 shares of the Company’s Series C Cumulative Preferred Stock for $2,500,000 (Refer to Note 8(a) to the Consolidated Financial Statements) and used the proceeds to acquire Alpha. On September 24, 2014 the Company sold 500 shares of the Company’s Series C Cumulative Preferred Stock for $250,000 (Refer to Note 8(a) to the Consolidated Financial Statements) and used the proceeds for general working capital purposes. Without adequate equity and/or debt financing, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing, and the Company’s operations will be materially negatively impacted.

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

On June 22, 2012 (amended September 5, 2012), Fratelli Masturzo S.R.L., Clematis, S.R.L., Fratelli Longobardi S.R.L. and Pancrazio S.P.A. filed a law suit in the Supreme Court of the State of New York County of Queens against The Janel Group of New York, Inc., Ferrara International Logistics, Inc., Tutto Italia USA, LLC and Paul Sorvino Foods, Inc. (Case No. 018503/2012). The complaint alleges the non-payment of food product purchases totaling $186,728. On February 26, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. and Ferrara International Logistics, Inc. denying the allegations. On June 27, 2013, the court denied the plaintiffs’ motion for default judgement. On March 11, 2015, the court dismissed the action because of the plaintiffs’ failure to prosecute. On April 29, 2015, the court denied the plaintiffs’ motion for additional time to conduct discovery because the case had already been dismissed. On July 11, 2015, the plaintiff filed a motion to restore the action and extend discovery. On July 21, 2015, the Company filed an affirmation in opposition of plaintiffs’ motion.

On January 29, 2013, UGO Foods Corporation filed a law suit in the Supreme Court of the State of New York County of New York against Janel World Trade, Ltd., The Janel Group of New York, Inc., Mann Global Enterprises, LLC as Successor of Janel Ferrara Logistics, LLC. (Case No. 700302/2013). The complaint alleged the non-payment of food product purchases totaling $41,281. On February 27, 2013, the Company filed an answer on behalf of The Janel Group of New York, Inc. denying the allegations. On July 24, 2015, this litigation was settled for payments by Janel totaling $20,640.

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel World Trade, Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.6	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
10.3	Demand Secured Promissory Note dated March 27, 2014 made by Janel World Trade, Ltd. and its subsidiaries, payable to the order of Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
10.4	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press release dated August 7, 2015*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, June 30, 2015 and September 30, 2014, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2015	JANEL CORPORATION
Registrant

/s/ Brendan Killackey
Chief Executive Officer (Principal Executive Officer)

/s/ Philip J. Dubato
Chief Financial Officer (Principal Financial Officer)

- 23 -