Form 10-K
period 2015-09-30
JANEL CORP
filed 2015-12-29
CIK 1133062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2015 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______ to ________.

Commission file number: 333-60608

JANEL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

303 Merrick Road, Suite 400, Lynbrook, NY	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(516) 256-8143

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2015, was $459,477.

The number of shares of Common Stock outstanding as of December 18, 2015 was 573,951, after giving effect to the 50:1 reverse stock split.

JANEL CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Janel Corporation (“we”, “Janel”, or the “Company”) is a holding company which provides logistics services for importers and exporters worldwide through its wholly-owned subsidiaries. Janel management focuses on significant capital allocation decisions, corporate governance and supporting its business units where appropriate.

Janel Corporation is domiciled in the state of Nevada and its corporate headquarters is located in Lynbrook, New York. The Company’s Internet address is http://www.janelcorp.com. The Company makes available through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

We expect to grow our businesses organically and by completing acquisitions. We either will acquire businesses that fit within our existing freight forwarding and logistics business portfolio, or we will expand our portfolio into new areas. Our acquisition strategy focuses on strong and capable management teams, attractive existing business economics and businesses with stable and predictable earnings power that can be purchased at a reasonable price.

Janel Corporation and its controlled subsidiaries have 108 employees, including two employees in our corporate headquarters.

Global Logistics Services

Janel Corporation’s only reportable business segment is global logistics services. Janel’s business activities in this area are conducted through its wholly-owned subsidiaries Janel Group, Inc. (“JGI”), PCL Transport, LLC d/b/a President Container Lines (“PCL”) and Liberty International, Inc. (“Liberty”), which together comprise Janel Group, a multi-branded, non-asset based third party global logistics services company. Janel Group engages in full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, and warehousing and distribution services. Throughout this report, we refer to Janel’s subsidiaries that are engaged in global logistics services as “Janel Group.”

Janel Group’s traditional freight forwarding and customs brokerage activities include various value-added logistics services, such as freight consolidation, insurance, logistics planning, landed-cost calculations, in-house computer tracking, product repackaging, online shipment tracking and electronic billing. The value-added services and systems are intended to help our customers streamline operations, reduce inventories, increase the speed and reliability of worldwide deliveries and improve the overall management and efficiency of the customer’s supply-chain activities.

Janel Group operates out of eight leased, full-service locations in the United States: Lynbrook, New York (headquarters, operations and accounting); Edison, New Jersey; Philadelphia, Pennsylvania; Elk Grove Village (Chicago), Illinois; Forest Park (Atlanta), Georgia; Inglewood (Los Angeles), California; Pawtucket (Providence), Rhode Island; and Boston, Massachusetts. While each Janel Group office is managed independently, with each manager having over 20 years’ experience in the industry, the offices collaborate closely on revenue-generating and cost-cutting projects where advantageous to the business as a whole.

In addition to its network of company-operated facilities, Janel Group maintains a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

During Janel’s fiscal year ended September 30, 2015, Janel Group handled approximately 29,000 individual import and export shipments, predominately originating or terminating in the United States, Europe and Asia. Janel Group generated gross revenue of approximately $74.7 million in fiscal 2015 and $47.9 million in fiscal 2014. In fiscal 2015, approximately 68% of Janel Group’s revenue related to import activities, 5% to export, and 27% to break-bulk and forwarding.

Recent Developments

During our fourth fiscal quarter of 2015, Janel completed its acquisition of Liberty, a Rhode Island based provider of integrated logistics services. Based on its historical financial statements, Liberty generated approximately $30 million in gross revenue for the twelve months ended September 30, 2014.

History

Janel commenced business in 1975 as Janel International Forwarding Company, Inc., a New York corporation. In 1976, the “Janel Group” was established in New York City as a company primarily focused on quality import customs brokerage and related transportation services. At that time, Janel’s initial customer base consisted of importers and exporters of machines and machine parts, principally through what was then West Germany. Shortly thereafter, the Company began expanding its business scope into project transportation and high-value general cargo forwarding. In the late 1970’s, the Company started opening new office locations and later acquired offices to expand its network of company-owned service locations in the United States. In addition, the Company contracted with independent agents to provide global services.

In 1980, C and N Corp. was organized as a Delaware corporation to be the corporate parent of the various Janel operating subsidiaries. In 2002, C and N Corp. entered into and completed a reverse merger transaction with Wine Systems Design, Inc. in which it formally changed its state of incorporation from Delaware to Nevada, changed its corporate name to Janel World Trade, Ltd. and became a publicly traded company.

In April 2015, Janel World Trade, Ltd. effected a name change, becoming Janel Corporation, with the ticker symbol “JANL.”

Operations

Freight Forwarding Services. As a cargo freight forwarder, Janel Group procures shipments from its customers, consolidates shipments bound for a particular destination from a common place of origin, determines the routing over which the consolidated shipment will move, selects a carrier (air, ocean, land) serving that route on the basis of departure time, available cargo capacity and rate, and books the consolidated shipment for transportation with the selected carrier. In addition, Janel Group prepares all required shipping documents, delivers the shipment to the transporting carrier and, in many cases, arranges clearance of the various components of the shipment through customs at the final destination. If requested by its customers, Janel Group will also arrange for delivery of the individual components of the consolidated shipment from the arrival terminal to their intended consignees.

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

In fulfilling its intermediary role, the forwarder can draw upon the transportation assets and capabilities of any individual carrier or combination thereof comprised of airlines and/or air cargo carriers, ocean shipping carriers and land-based carriers, such as trucking companies. Janel Group solicits freight from its customers to fill containers, charging rates lower than the rates that would be offered directly to its customers for similar type shipments.

Customs Brokerage Services. As part of its integrated logistics services, Janel Group provides customs brokerage clearance services in the United States and in most foreign countries. These services typically entail the preparation and assembly of required documentation in many instances, the electronic transmission to federal agencies of this data (Janel Group provides in-house translation services into Chinese, Spanish or Italian), the advancement of customs duties on behalf of importers, and the arrangement for the delivery of goods after the customs clearance process is completed. Additionally, other services may be provided such as the procurement and placement of surety bonds on behalf of importers and the arrangement of bonded warehouse services, which allow importers to store goods while deferring payment of customs duties until the goods are delivered.

Janel Group has over 30 years of experience clearing a wide range of goods through U.S. Customs, from automobiles to heavy machinery to textiles. There are fourteen fully-licensed customs house brokers on staff. Janel Group is fully certified with U.S. Customs for both ABI and AES transmissions, and has successfully migrated over 90 percent of eligible transactions to ACE. Janel Group also has extensive Remote Location Filing capability. Janel Group has established an active “correspondent Customs House Broker Network” of individuals specially chosen for their ability to service customers throughout those locations in the United States where Janel Group does not have its own branch office. In addition, Janel Group regularly works with a group of proven independent attorneys, whose specialization in transportation, U.S. Customs law and classifications has resulted in substantial savings to customers.

Other Logistic Services. In addition to providing air, ocean and land freight forwarding and customs brokerage services, Janel Group provides its import and export customers with an array of fully integrated global logistics services. These logistics services include warehousing and distribution services, door-to-door freight pickup and delivery, cargo consolidation and de-consolidation, project cargo management, insurance, direct client computer access interface, logistics planning, landed-cost calculations, duty-drawback (recovery of previously paid duties when goods are re-exported), in-house computer tracking, product promotion, product packaging and repackaging utilizing Janel Group’s mobile packaging machinery, domestic pickup and forwarding, “hazmat” certifications for hazardous cargoes, letters of credit, language translation services, online shipment tracking and electronic billing.

Information Services. Janel Group’s freight forwarding operations uses a web-based information system (Cargowise) to facilitate communication between our customers and third party carriers. Janel Group also uses a variety of custom-built features to enhance customer service and further automate activities. These systems enable Janel Group to perform in-house computer tracking and to offer customers landed-cost calculations and shipment tracking and tracing information online via the Janel Group website (http:///www.janelgroup.com). The system provides us with real-time, accurate information on Janel Group’s financial performance.

Customers, Sales and Marketing

While Janel Group customers come from a multitude of industries, the bulk of its shipments are related to three principal markets: consumer wearing apparel and textiles, machines and machine parts, and household appliances. During fiscal 2015, Janel Group shipped goods and provided logistics services for approximately 2,020 individual accounts.

Janel Group has two customers that together account for over 39% of our total revenues in fiscal 2015. The largest customer accounts for approximately 24% of total revenue and the second largest accounts for approximately 15% of total revenue.

Janel Group principally markets its services through a network of company-owned offices. Each office is motivated and compensated to service existing customers, expand those relationships and develop new clients. These local offices allow frequent contact with the customer’s traffic department and personalized logistics solutions. Janel Group also supports national accounts and strategic operating partners with national relationship managers focused on coordinating these relationships across out network of offices. Janel Group attempts to cultivate strong, long-term relationships with its customers and referral sources through high-quality service and management.

Janel Group markets its global cargo transportation and integrated logistics services worldwide. In markets where Janel Group does not operate its own facilities, its direct sales efforts are supplemented by the referral of business through one or more of Janel Group’s franchise or agent relationships.

Competition

Competition within the freight forwarding industry is intense, characterized by low economic barriers to entry resulting in a large number of highly fragmented participants around the world. Janel Group competes for customers on the basis of its services and capabilities against other providers, ranging from multinational, multi-billion dollar firms with hundreds of offices worldwide to regional and local freight forwarders to “mom-and-pop” businesses with only one or a few customers. Many of Janel Group’s customers utilize more than one transportation provider.

Employees

As of September 30, 2015, Janel Group employed 108 individuals, 101 full-time and seven part-time. None of these employees is covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

Currency Risks

The nature of Janel Group’s operations requires it to deal with currencies other than the U.S. Dollar. This results in exposure to the inherent risks of international currency markets and governmental interference. A number of countries where Janel Group maintains offices or agent relationships have currency control regulations that influence its ability to hedge foreign currency exposure. Janel Group tries to compensate for these exposures by accelerating international currency settlements among those offices or agents.

Inflation

We do not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on Janel Group’s operations.

Seasonality and Shipping Patterns

Historically, Janel Group’s quarterly operating results have been subject to seasonal trends. The fiscal first quarter has traditionally been the weakest and the fiscal third and fourth quarters have traditionally been the strongest. This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and other similar and subtle forces. This historical seasonality has also been influenced by the growth and diversification of Janel Group’s international network and service offerings.

A significant portion of Janel Group’s revenues are derived from customers in industries with shipping patterns closely tied to consumer demand and from customers with shipping patterns dependent upon just-in-time production schedules. Many of Janel Group’s customers may ship a significant portion of their goods at or near the end of a quarter. Therefore, the timing of Janel Group revenues is, to a large degree, affected by factors beyond its control, such as shifting consumer demand for retail goods and manufacturing production delays. Janel Group cannot accurately forecast many of these factors, nor can it estimate the relative impact of any particular factor and, as a result, there is no assurance that historical patterns will continue in the future.

Environmental Issues

In the United States, Janel Group is subject to federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which Janel Group operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and Janel Group cannot predict what impact future environmental regulations may have on its business. Janel Group does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

Regulation

Janel Group’s activities in the air transportation industry in the United States are subject to regulation by the Department of Transportation as an indirect air carrier. Janel Group’s overseas offices and agents are licensed as freight forwarders in their respective countries of operation, and each of Janel Group’s offices is licensed as a freight forwarder by the International Air Transport Association (“IATA”). IATA is a voluntary association of airlines which prescribes certain operating procedures for freight forwarders acting as agents of its members. The majority of Janel Group’s freight forwarding businesses is conducted with airlines that are IATA members.

Each Janel Group company that engages in customs brokerage is licensed as a customs broker by the Department of Homeland Security Customs and Border Service. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by the Customs Service. In other jurisdictions in which Janel Group companies perform clearance services, the relevant company is licensed by the appropriate governmental authority.

Each Janel Group company that engages in ocean freight is registered as an Ocean Transportation Intermediary and licensed as a non-vessel operating common carrier (“NVOCC”) by the Federal Maritime Commission. The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements.

Janel does not believe that current U.S. and foreign governmental regulations impose significant economic restraint on its business operations.

Cargo Liability

When acting as an airfreight consolidator, Janel Group assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value ($9.07 per pound unless the customer declares a higher value and pays a surcharge), excepted for loss or damages caused by willful misconduct in the absence of an appropriate airway bill. The airline that Janel Group utilizes to make the actual shipment is generally liable to Janel Group in the same manner and to the same extent. When acting solely as the agent of an airline or shipper, Janel Group does not assume any contractual liability for loss or damage to shipments tendered to the airline.

When acting as an ocean freight consolidator, Janel Group assumes a carrier’s liability for lost or damaged shipments. This liability is strictly limited by contract to the lower of a transaction value or the released value ($500 for package or customary freight unit unless the customer declares a higher value and pays a surcharge). The steamship line which Janel Group utilizes to make the actual shipment is generally liable to Janel Group in the same manner and to the same extent. In its ocean freight forwarding and customs clearance operations, Janel Group does not assume cargo liability.

When providing warehouse and distribution services, Janel Group limits its legal liability by contract to an amount generally equal to the lower of fair value or $.50 per pound with a maximum of $50 per “lot,” defined as the smallest unit that the warehouse is required to track. Upon payment of a surcharge for warehouse and distribution services, Janel Group would assume additional liability.

Janel Group maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. Janel Group also maintains insurance coverage for the property of others stored in company warehouse facilities.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect Janel Corporation are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

Risk Factors Relating To Our Business Generally

Our Janel Group business faces aggressive competition from freight carriers with greater financial resources and with companies that operate in areas that we plan on expanding to in the future.

Our Janel Group business faces intense competition within the freight industry on a local, regional, national and global basis. Many of Janel Group’s competitors have much larger facilities and far greater financial resources. In the freight forwarding industry, Janel Group competes with a large and diverse group of freight forwarding concerns, commercial air and ocean carriers and a large number of locally established companies in geographic areas where Janel Group does business or intends to do business in the future. The loss of customers, agents or employees to competitors could adversely impact Janel Group’s ability to maintain profitability.

Our Janel Group business’s ability to serve its customers depends on the availability of cargo space from third parties.

Our Janel Group business’s ability to serve its customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that Janel Group uses. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular shipment lanes at particular times. This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond Janel Group’s control. Janel Group’s future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines or ocean carriers for cargo space.

Janel Corporation intends to continue expansion through acquisition.

Janel Corporation expects to grow its businesses in part by completing acquisitions. Either we will acquire businesses that fit within our existing freight forwarding and logistics business portfolio, or we will expand our portfolio into new areas. In either case, there can be no assurance:

•	that Janel’s financial condition will be sufficient to support the funding needs of an expansion program;
•	that acquisitions will be successfully consummated or will enhance profitability; or
•	that any expansion opportunities will be available upon reasonable terms.

Janel Corporation expects future acquisitions to encounter risks similar to the risks that past acquisitions have had such as:

•	difficulty in assimilating the operations and personnel of the acquired businesses;
•	potential disruption of ongoing business;
•	the inability of management to realize the projected operational and financial benefits from the acquisition or to maximize financial and strategic benefits through the successful incorporation of acquired personnel and clients;
•	the maintenance of uniform standards, controls, procedures and policies; and
•	the impairment of relationships with employees and clients as a result of any integration of new management personnel.

Janel Corporation expects that any future acquisitions could provide for consideration to be paid in cash, stock or a combination of cash and stock. There can be no assurance that any of these acquisitions will be accomplished. If an entity we acquire is not efficiently or completely integrated with us, then our business, financial condition and operating results could be materially adversely affected.

Our Janel Group business may not have sufficient working capital to continue operations.

Our Janel Group business’s cash needs are currently met by commercial bank credit facilities and cash on hand. Actual working capital needs for the short and long terms will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition, and the cost associated with growing Janel Group, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under our bank line of credit are insufficient to meet cash needs, Janel Group will be required to obtain additional investment capital or debt funding to continue operations.

Events affecting the volume of international trade and international operations could adversely affect our Janel Group business’s international operations.

Our Janel Group business’s international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as our international operations, is influenced by many factors, including:

•	economic and political conditions in the United States and abroad;
•	major work stoppages;
•	exchange controls, currency conversion and fluctuations;

•	war, other armed conflicts and terrorism; and
•	United States and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

Trade-related events beyond Janel Group’s control, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on international operations. Operations also depend on the availability of independent carriers that provide cargo space for international operations.

Our Janel Group business is dependent upon key officers.

We believe that our Janel Group business’s success is highly dependent on the continuing efforts of certain key employees, only one of whom is subject to an employment contract. The loss of the services of any of these key personnel could have a material adverse effect on us.

Economic and other conditions in the markets in which our Janel Group business operates can affect demand for services and results of operations.

Our Janel Group business’s future operating results are dependent upon the economic environments of the markets in which Janel Group operates. Demand for services could be adversely affected by economic conditions in the industries of Janel Group’s customers. Many of Janel Group’s principal customers are in the fashion, household products, industrial products, computer and electronics industries. Adverse conditions in any one of these industries or loss of the major customers in such industries could have a material adverse impact upon Janel Group. We expect the demand for Janel Group’s services (and, consequently, results of operations) to continue to be sensitive to domestic and, increasingly, global economic conditions and other factors beyond Janel Group’s control.

In addition, the transport of freight, both domestically and internationally, is highly competitive and price sensitive. Changes in the volume of freight transported, shippers preferences as to the timing of deliveries as a means to control shipping costs, economic and political conditions, both in the United States and abroad, work stoppages, United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation may all have significant impact on Janel Group’s overall business, growth and profitability.

Janel Corporation’s officers and directors control the company.

The officers and directors of the Company control the vote of approximately 58.8% of the outstanding shares of Common Stock, including the options to purchase shares that have been granted to key employees of the Company. As a result, the officers and directors of the Company control the election of the Company’s directors and will have the ability to control the affairs of the Company. Furthermore, an investor in the Company has the right to appoint 50% of the members of the Company’s Board of Directors. As a result, these officers, directors and shareholders have controlling influence over, among other things, the ability to amend the Company’s Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity.

Failure to comply with governmental permit and licensing requirements or statutory and regulatory requirements could result in civil and criminal sanctions, fines or revocation of our operating authorities, and changes in these requirements could adversely affect our Janel Group business.

Our Janel Group business’s operations are subject to various state, local, federal and foreign statutes and regulations prohibiting various activities that in many instances require permits and licenses. Failure to maintain compliance with applicable law and regulations, required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our Janel Group business’s operating authorities. Moreover, government deregulation efforts, “modernization” of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect our Janel Group business.

Terrorist attacks and other acts of violence or war may affect any market on which our shares trade, the markets in which our Janel Group business operates, Janel Group operations and profitability.

Terrorist acts or acts of war or armed conflict could negatively affect our Janel Group business’s operations in a number of ways. Primarily, any of these acts could result in increased volatility in or damage to the U.S. and worldwide financial markets and economy and could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. They could also result in a continuation of the current economic uncertainty in the United States and abroad. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in worldwide sales of goods and corresponding shipments of goods. This would have a corresponding negative effect on our Janel Group business’s operations. Also, terrorist activities similar to the type experienced on September 11, 2001 could result in another halt of trading of securities, which could also have an adverse effect on the trading price of Janel Corporation shares and overall market capitalization.

Risk Factors Relating to our Articles of Incorporation and our Stock

The liability of our directors is limited.

Janel Corporation’s Articles of Incorporation limit the liability of directors to the maximum extent permitted by Nevada law.

It is unlikely that we will issue dividends on our Common Stock in the foreseeable future.

Janel Corporation has never declared or paid cash dividends on our Common Stock and does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of our board of directors.

Our stock price is subject to volatility.

Janel Corporation Common Stock trades on the OTC Bulletin Board under the symbol “JANL”. The market price of our Common Stock has been subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

We have no assurance of a continued public trading market.

Janel Corporation’s Common Stock is quoted in the over-the-counter market on the OTC Bulletin Board and is subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. As a result, characterization as a “penny stock” can adversely affect the market liquidity for the securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of September 30, 2015, the Company’s Janel Group business leased office and warehouse space in eight cities located in the United States. The executive offices in Lynbrook, New York, consist of approximately 6,800 square feet of office space subject to a lease with a term ending January 31, 2020, with an annual base rent of $167,041 in 2016, with annual increases of approximately 3.5%. Janel Group’s Philadelphia, Pennsylvania, office occupies approximately 1,000 square feet of office space under a month-to-month lease with a monthly base rent of $960. Janel Group’s Elk Grove, Illinois, office occupies approximately 2,170 square feet with an additional 450 square feet of warehouse space, all subject to a lease with a term ending August 31, 2017, with an annual base rent of $46,800. Janel Group’s Atlanta, Georgia, location occupies approximately 1,600 square feet of office space, under a lease which expires on August 30, 2016 with an annual rent of $16,200. Janel Group occupies two offices in Los Angeles. The first Los Angeles office occupies approximately 3,000 square feet of office space under a lease which expires on June 30, 2016, with an annual rent of $95,436 through June 30, 2016, and increases every eighteen (18) months based upon the CPI with a limit of up to 4.5% per year. The second Los Angeles office occupies approximately 1,033 square feet of office space under a lease which expires on January 31, 2016, with an annual rent of $19,140. Certain of the leases also provide for annual increases based upon increases in taxes or service charges.

ITEM 3.	LEGAL PROCEEDINGS

On October 2, 2013, Casa OiliO Sperlonga, S.p.A. and Casa Oilio North America, LLC filed a law suit in the Supreme Court of the State of New Jersey County of Union against Ferrara International Logistics, Inc., Nicholas V. Ferrara, Gusto Italia, LLC, Janel-Ferrara Group, Janel-Ferrara Logistics, LLC, Janel Group of New York, Inc., Janel World Trade, Ltd., Mann Global Enterprises, LLC, Michael W. O’Gorman, and Tutto Italia USA, LLC (Case No. UNN-L-3511-13). The complaint alleges the non-payment of food product purchases by the Company’s discontinued food segment subsidiary totaling $1,046,241. On December 17, 2013, the Company filed an answer on behalf of Janel World Trade, Ltd., The Janel Group of New York, Inc., Janel Ferrara Logistics, LLC, and Janel Ferrara Group denying the allegations. While the Company is vigorously defending the lawsuit, the Company has accrued $75,000 as a probable payment amount representing approximately $91,000 of product loss liability offset by $16,000 of prior payments made in accordance with the matter.

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

Janel Corporation’s Common Stock is traded on the Over-The-Counter (OTC) market under the symbol “JANL.”

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

Fiscal Year Ended September 30, 2015

First Quarter	High	$4.50
	Low	$2.00

Second Quarter	High	$5.49
	Low	$3.00

Third Quarter	High	$3.25
	Low	$2.55

Fourth Quarter	High	$4.20
	Low	$1.65

Fiscal Year Ended September 30, 2014

First Quarter	High	$5.00
	Low	$1.80

Second Quarter	High	$3.50
	Low	$1.81

Third Quarter	High	$4.45
	Low	$2.50

Fourth Quarter	High	$4.25
	Low	$2.01

On April 15, 2015, the Company filed with the Nevada Secretary of State a Certificate of Change providing for a one-for-fifty reverse stock split (“Reverse Stock Split”), such change which took effect on April 21, 2015. The Company issued one share of Common Stock for every fifty shares of Common Stock held as of the close of business on April 20, 2015. To avoid the issuance of fractional shares in connection with the Reverse Stock Split, if a shareholder would be entitled to receive a fractional share, such shareholder will instead receive a whole share in lieu of such fractional share.

As a result of the above, all relevant information relating to the number of shares, options and per share information have been retrospectively adjusted within these consolidated financial statements to reflect the Reverse Stock Split for all periods presented.

On December 18, 2015, the Company had 57 holders of its shares of Common Stock. The closing price of the Common Stock on that date was $3.10 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Janel’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to Janel’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of Janel’s ability to manage and continue its growth and implement its business strategy; Janel’s dependence on the availability of cargo space to serve its customers; effects of regulation; its vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; risks relating to acquisitions; Janel’s future financial and operating results, cash needs and demand for its services; and Janel’s ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Introduction

The following discussion and analysis addresses the results of operations for the fiscal year ended September 30, 2015, as compared to the results of operations for the fiscal year ended September 30, 2014. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Janel Corporation operates one reportable business segment in global logistics services. Janel’s business activities in this area are conducted through its wholly-owned subsidiaries Janel Group, Inc. (“JGI”), PCL Transport, LLC d/b/a President Container Lines (“PCL”) and Liberty International, Inc. (“Liberty”), which together comprise Janel Group, a multi-branded, non-asset based third party global logistics services company. Janel Group engages in full-service cargo transportation logistics management, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, and warehousing and distribution services.

On August 14, 2015, Janel Corporation completed the acquisition of all the equity of Liberty International, Inc. (“Liberty”), a Rhode Island non-asset based third party logistics services company. Therefore, included in the fiscal year ended September 30, 2015 results are the operations of Liberty beginning August 14, 2015.

Results of Operations

Years ended September 30, 2015 and 2014

Revenue. Total revenue from continuing operations for fiscal 2015 was $74,740,145, as compared to $47,940,095 for the same period of fiscal 2014, an increase of $26,800,050 or 55.9%. This increase is mainly the result of the full-year impact of the Alpha/PCL acquisition and less than two months’ revenues from the Liberty acquisition, with the balance coming from organic growth of the remainder of the Janel Group. Net revenue (revenue minus forwarding expense) from continuing operations in fiscal 2015 was $11,598,870, an increase of $5,049,396 or 77.1% as compared to net revenue of $6,549,474 for fiscal 2014. This increase is mainly the result of net revenue from the acquisitions of Alpha/PCL and Liberty.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by the Janel Group companies directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For fiscal 2015, forwarding expense from continuing operations increased by $21,750,654, or 52.5%, to $63,141,275 as compared to $41,390,621 for fiscal 2014 and as a percentage of revenue decreased to 84.6% for fiscal 2015, from 86.3% for fiscal 2014, a 1.7 percentage point decrease. This percentage decrease is principally the result of higher margin business associated with the full-year impact of the Alpha/PCL acquisition and less than two months of Liberty activity, with the balance coming from the remainder of the Janel Group.

Selling, General and Administrative Expense. For fiscal 2015 and 2014, selling, general and administrative expenses from continuing operations were $10,060,666 and $6,646,604, respectively, an increase for 2015 of $3,414,061, or 51.4%, when compared to the prior year. The expenses for 2015 includes an expense in the amount of $82,225 for the issuance of stock options (refer to Note 8C) to the Consolidated Financial Statements) and $63,080 of expenses associated with the acquisition of Liberty, which were offset by reductions in selling, general and administrative expenses, mainly staff and payroll cost reductions. As a percentage of revenue, selling, general and administrative expenses were 13.4% and 13.8% of revenue for fiscal 2015 and 2014, respectively, a 0.4 percentage point decrease, which is mainly a function of the increase in revenue for fiscal 2015 when compared to the prior year and expenses which do not rise as revenue increases, as well as certain cost reduction initiatives successfully implemented in 2015.

Interest Expense. For fiscal 2015 and 2014, interest expense from continuing operations was $504,445 and $144,239, respectively, an increase of $360,206. This increase is primarily the result of higher interest costs due to increased borrowings under bank credit facilities during fiscal 2015 versus 2014.

Income (Loss) From Continuing Operations Before Income Taxes. For the reasons stated above, the Company earned income before taxes from continuing operations of $1,033,759, for fiscal 2015, as compared to a loss of ($241,369) for the fiscal year ended 2014.

Income Taxes. The Company recorded a net income tax provision of $150,000 and $22,000 for fiscal 2015 and 2014, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset. Of the $150,000 income tax provision for fiscal 2015, $81,000 was due to the reversal of a previous under-accrual to the balance sheet.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations, and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. Fiscal 2015 and 2014 reflect a loss from discontinued operations of ($244,039) and ($71,824), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income (Loss). The Company earned income of $639,720 as compared to a net loss of ($335,193), for the fiscal years ended 2015 and 2014, respectively. Net income (loss) available to common shareholders for fiscal 2015 and 2014 was $397,845 or $0.67 per diluted share and ($362,455) or ($0.63) per diluted share, respectively.

Liquidity and Capital Resources

General. Our ability to satisfy our liquidity requirements, which include satisfying our debt obligations and funding working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. We depend on our commercial credit facilities to fund our day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally we do not have a need for significant capital expenditure.

Janel’s cash flow performance for the 2015 fiscal year is not necessarily indicative of future cash flow performance.

As of September 30, 2015, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $278,128, or 41.8%, to $942,748 from $664,620, respectively. During the fiscal year ended September 30, 2015, Janel’s net working capital (current assets minus current liabilities) decreased by ($1,639,402) from ($3,372,888) at September 30, 2014, to ($5,012,290) at September 30, 2015. This decrease is primarily due to ($2,500,000) of additional borrowing on August 15, 2015 under our bank line of credit by leveraging the Liberty balance sheet to acquire Liberty, offset by operating income.

Cash flows from continuing operating activities. Net cash provided by (used in) continuing operating activities for fiscal 2015 and 2014 was $1,047,122 and ($1,560,733), respectively. The change was principally driven by operating income and an increase in accounts payable, offset by an increase in accounts receivable.

Cash flows from discontinued operating activities. Net cash provided by (used in) discontinued operating activities was ($244,039) for fiscal 2015 and net cash provided by discontinued operating activities was $160,645 for fiscal 2014. The net cash used in 2015 primarily relates to legal fees and activities associated with settlement matters. See Note 12(c).

Cash flows from investing activities. Net cash used for investing activities, mainly the acquisition of Liberty, was ($2,535,181) for fiscal 2015.

Cash flows from financing activities. Net cash provided by financing activities was $2,010,226 for fiscal 2015 and $5,807,049 for fiscal 2014. The cash provided by financing activities was primarily due to a net increase of $1,979,726 associated with an increase to our bank line of credit.

Presidential Financial Borrowing Facility. On March 27, 2014, the Company and its wholly-owned subsidiaries, The Janel Group of New York, Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., and Janel Ferrara Logistics, LLC (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”). The Presidential Facility replaced The Janel Group of New York’s previous line of credit agreement with Community National Bank (“CNB”). On September 10, 2014 after completion of the Alpha acquisition, the Janel Borrowers and Alpha entered into a First Amendment to the Presidential Facility (“Loan Amendment”), with Presidential, which Loan Amendment among other things, (1) added Alpha as co-borrowers, (2) increased the line of credit available to the Janel Borrowers (including Alpha) from $3.5 million to $5.0 million and (3) increased the advance rate from 70% to 85%. On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million and on October 9, 2014, there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. On August 18, 2015, there was a Fourth Amendment, whereby the Presidential Facility was increased to $10.0 million. The Janel Borrowers can now borrow up to $10.0 million limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential facility are secured by all of the assets of the Janel Borrowers. The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. On September 14, 2015, $2,500,000 of the Presidential Facility was used to acquire Liberty International. As of September 30, 2015, there were outstanding borrowings of $5,983,111 under the Presidential Facility (which represented 59.8% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $10,000,000.

Working Capital Requirements. The Company’s cash needs are currently met by the Presidential Facility and cash on hand. As of September 30, 2015, the Company had $3,591,325 available under its $10.0 million Presidential Facility and $942,748 in cash. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

Current Outlook

Our results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of our Janel Group business’s various current and prospective customers. Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces. We cannot accurately forecast many of these factors nor can we estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods. In December 2015, JGI was notified by its freight forwarding logistics customer which accounted for 24% of our total revenues in fiscal 2015 that the customer intends to transition a significant portion of its business to another freight forwarder. JGI is aggressively seeking to retain as much of this business as possible while undertaking cost actions to minimize the profit impact of any business loss. Further, JGI is aggressively pursuing a business development strategy with the goal of replacing any lost business with other customers.

We are progressing with the implementation of a business plan and strategy to grow our revenue and profitability for fiscal 2016 and beyond through several avenues. Our strategy for further growth includes plans to: open, as warranted, additional Janel Group branch offices domestically and/or outside the continental United States; introduce additional revenue streams for Janel Group’s existing headquarters and branch locations; expand Janel Group’s existing sales force by hiring additional commission-only sales representatives with established customer bases; increase Janel Group’s focus on growing revenue related to export activities; evaluate direct entry into the trucking and warehouse distribution business as a complement to the services already provided to existing Janel Group customers; seek out and pursue privately held transportation-related firms which may ultimately lead to their acquisition by the Company; and continue our focus on containing current and prospective overhead and operating expenses, particularly with regard to the efficient integration of any additional offices or acquisitions.

In addition to growing our global freight forwarding and logistics businesses organically and by completing acquisitions, we may seek to grow Janel by entering new areas through acquisitions of companies engaged in other businesses. Our acquisition strategy focuses on strong and capable management teams, attractive existing business economics and businesses with stable and predictable earnings power that can be purchased at a reasonable price.

Certain elements of our profitability and growth strategy, principally proposals for acquisition and accelerating our revenue growth, are contingent upon the availability of adequate financing on terms acceptable to the Company. On September 10, 2014 the Company sold 250,000 shares of the Company’s Series C Cumulative Preferred Stock for $2,500,000 (Refer to Note 8A to the Consolidated Financial Statements) and used the proceeds to acquire Alpha. On September 24, 2014 the Company sold 25,000 shares of the Company’s Series C Cumulative Preferred Stock for $250,000 (Refer to Note 8A to the Consolidated Financial Statements) and used the proceeds for general working capital purposes. Without adequate equity and/or debt financing, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing, and the Company’s operations will be materially negatively impacted.

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

Revenue Recognition

A. Full-Service Cargo Transportation Logistics Management

Revenues are derived from airfreight, ocean freight and custom brokerage services. The Company’s Janel Group business is a non-asset-based carrier and accordingly does not own transportation assets. Janel Group generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct carriers (airlines, steam ship lines, etc.) and reselling those services to its customers. By consolidating shipments from multiple customers and availing itself of its buying power, Janel Group is able to negotiate favorable rates from the direct carriers, while offering to its customers lower rates than the customers could obtain themselves.

Airfreight revenues include the charges for carrying the shipments when Janel Group acts as a freight consolidator. Ocean freight revenues include the charges for carrying the shipments when Janel Group acts as a Non-Vessel Operating Common Carrier (NVOCC). In each case, Janel Group is acting as an indirect carrier. When acting as an indirect carrier, Janel Group will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, Janel Group receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

Based upon the terms in the contract of carriage, revenues related to shipments where Janel Group issues a HAWB or a HOBL are recognized at the time the freight is tendered to the direct carrier. Costs related to the shipments are recognized at the same time.

Revenues realized when Janel Group acts as an agent for the shipper and does not issue a HAWB or a HOBL include only the commission and fees earned for the services performed. These revenues are recognized upon completion of the services.

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

The movement of freight may require multiple services. In most instances Janel Group may perform multiple services including destination break bulk and value added services such as local transportation, distribution services and logistics management. Each of these services has separate fee that is recognized as revenue upon completion of the service.

Customers will frequently request an all-inclusive rate for a set of services that is known in the industry as “door-to-door services.” In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of services when provided under an all-inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of comprehensive loss:

a.	accounts receivable valuation;
b.	the useful lives of long-term assets;
c.	the accrual of costs related to ancillary services the Company provides;
d.	accrual of tax expense on an interim basis;
e.	deferred tax valuation allowance; and
f.	impairments.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position

Brendan J. Killackey	41	President, Chief Executive Officer and Director

Brian Aronson	46	Chief Financial Officer

William J. Lally	62	President of Janel Group’s Midwest Region

Vincent Iacopella	48	President of Janel Group’s West Region

John J. Gonzalez, II	65	President of Janel Group’s East Region

Daniel T. Petrosini	57	President of Janel Group’s President Container Lines Division

Karen Kenney	49	President of Janel Group’s Liberty International Division

Dominique Schulte	42	Director

Gerard van Kesteren	66	Director

Brendan J. Killackey was elected to the Board in September 2014 and appointed CEO in February 2015. Since 2001, Mr. Killackey has been the owner of Progressive Technology Partners, LLC, a technology consultancy based in New York City specializing in website services. With the industry’s and Janel Group’s increasing reliance on technology to service its customers, Mr. Killackey’s background and experience are valuable to the Company, and, therefore, he is well-qualified to serve as a member of the Company’s Board.

Brian Aronson has served as Chief Financial Officer since September 2015. Since February 2011, Mr. Aronson has been Principal of Brian Aronson, LLC, a financial advisory and consulting firm specializing in change management and continuous improvement. From 2006 until 2011, Mr. Aronson was a Director of Capstone Advisory Group. Mr. Aronson’s experience spans 24 years in various financial and operational management functions. Mr. Aronson has advised the Company on financial controls and processes since March 2015.

William J. Lally has been the President of Janel Group's Midwest Region since February 2015. Prior to that, Mr. Lally served as Chief Executive Officer and Director of the Company. Mr. Lally has been employed by Janel since 1975, first in New York and later in Chicago, Illinois.

Vincent Iacopella has been the President of Janel Group's West Region since February 2015. Prior to that, Mr. Iacopella was the Chief Operating Officer and a Director of the Company, and prior to that, was Managing Director of The Janel Group of Los Angeles since 2004. Mr. Iacopella is chairman of the board of directors of Los Angeles Customs Brokers Freight Forwarders Association, president of The Pacific Coast Council of Customs Brokers and Freight Forwarders Associations, Inc., and is Trade Co-Chair of the 14th Customs Advisory Committee for Commercial Operations (COAC).

John J. Gonzalez, II has been President of Janel’s East Region since February 2015. Prior to that, he was Senior Managing Director of Janel Group, following the August 2014 purchase by the Company of Alpha International and President Container Lines (“Alpha/PCL”), which he co-founded in 1979. Mr. Gonzalez has been involved in the transportation business since 1969. He held a management position with the Barthco Group for ten years prior to co-founding Alpha/PCL.

Daniel T. Petrosini has been President of the Company’s President Container Lines division since the August 2014 purchase by the Company of Alpha International and President Container Lines (“Alpha/PCL”), which he co-founded with John J. Gonzalez, II in 1979. In addition to his duties with PCL, Mr. Petrosini acts as branch manager of the Company’s Edison, New Jersey location. Mr. Petrosini is a licensed customs broker. He has conducted seminars for the U.S. Department of Commerce Department and private industry groups.

Karen Kenney has been President of the Company’s Liberty division since the August 2015 purchase by the Company of Liberty. Prior to that, Ms. Kenney served as Chief Operations Officer of Liberty since 2008. She is a 30-year employee of Liberty. Ms. Kenney is a founding member and current Chairman of the Coalition of New England Companies for Trade. She serves on the Advisory Board to the International Maritime Business Department at the Massachusetts Maritime Academy.

Dominique Schulte has served as a Director of Janel since November 2015. From 1999 through 2009 Ms. Schulte practiced law at Simpson Thacher & Bartlett LLP in New York, where she specialized in corporate and securities law. Ms. Schulte is the managing member of Oaxaca Group, LLC (“Oaxaca”). Pursuant to the terms of the Securities Purchase Agreement dated October 6, 2013, entered into between the Company and Oaxaca (the “Securities Purchase Agreement”), the Company agreed to appoint up to two candidates nominated by Oaxaca to become members of the Company’s Board of Directors, and Ms. Schulte was appointed to the Board in accordance with the terms of the Securities Purchase Agreement. Ms. Schulte is well-qualified to serve as a member of the Company’s Board based on her extensive experience.

Gerard van Kesteren has served as a Director of Janel since November 2015. From 1999 until 2014, Mr. van Kesteren served as the Chief Financial Officer of Kuehne + Nagel Group, an international freight forwarder and leading global provider of innovative and fully integrated supply chain solutions. Mr. van Kesteren also serves as a director of Gategroup Holding AG since April 2015. Mr. van Kesteren is well-qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding and logistics industry.

Directors hold office until the next annual meeting of shareholders and thereafter until their successors have been duly elected and qualified. The executive officers are elected by the Board of Directors on an annual basis and serve under the direction of the board. Executive officers devote all of their business time to the Company’s affairs.

Board of Directors

Board of Directors. During the fiscal year ended September 30, 2015, the Board of Directors met three times. No incumbent director attended fewer than 75% of the total number of meetings of the Board of Directors of the Company held during the year.

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

Director Compensation

Our directors are reimbursed for their reasonable expenses as members of the Board of Directors, but for the fiscal year ended September 30, 2015 did not receive any compensation for serving as such.

Code of Ethics

Due to its small size, the Company has not yet adopted a code of ethics.

Communications with the Board

Any shareholder desiring to contact the Board, or any specific director(s), may send written communications to: Board of Directors (Attention: (Name(s) of director(s), as applicable)), c/o the Company’s Secretary, 303 Merrick Road, Suite 400, Lynbrook, New York 11563. Any proper communication so received will be processed by the Secretary. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Secretary will (subject to any applicable regulatory requirements) use his judgment to determine whether such communication should be conveyed to the Board or, as appropriate, to the member(s) of the Board named in the communication.

Leadership Structure and Risk Oversight

While the Board believes that there are various structures which can provide successful leadership to the Company, the Company’s executive functions are carried out by the Company’s President and Chief Executive Officer who serves on the Company’s Board of Directors and, together with the other directors, brings experience, oversight and expertise to the management of the Company. The Board believes that, due to the small size of the Company, this leadership structure best serves the Company and its stockholders.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act, as amended, requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s Common Stock, file with the Securities and Exchange Commission in a timely manner an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Shares. To the Company’s knowledge, all reports are up to date.

Audit Committee Report

The Board of Directors in its audit function has reviewed and discussed with management the annual audited financial statements of the Company and its subsidiaries.

The Board of Directors in its audit function has discussed with Paritz & Company, P.A., the independent auditors for the Company for the fiscal year ended September 30, 2015, the matters required to be discussed by Statement on Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Board has received the written disclosures and the letter from the independent auditors required by Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the Public Company Accounting Oversight Board and has discussed with the independent auditors the independent auditors’ independence.

Based on the foregoing review and discussions, the Board of Directors approved the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for filing with the Securities and Exchange Commission.

The Board of Directors
Brendan J. Killackey
Dominique Schulte
Gerard van Kesteren

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The individuals who served as the Company’s principal executive officer during the fiscal year ended September 30, 2015, two individuals (other than principal executive officers) who were the Company’s most highly compensated executive officers as of September 30, 2015, and up to two additional individuals who were the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to in the following discussion as the “named executive officers.” The following executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company during the fiscal years ended September 30, 2015 and 2014.

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

The Company maintains three contributory 401(k) plans covering substantially all full-time employees. The 401(k) plans provide for participant contributions of up to 25%, 40% and 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 25%, 40% and 50% of the participant’s first 5%, 4% and 6% of contributions. The Company’s contributions to the plan on behalf of named executive officers are included in the “All Other Compensation” column in the “Summary Compensation Table” below.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2015 and 2014.

Name and Principal Position (a)	Year (b)	Base Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	All Other Compensation $ (i)		Total $ (j)
Brendan J. Killackey	2015	8,333	0	20,000	15,450	0		43,783
President and CEO	2014	0	0	0	0	0		0
William J. Lally, Sr.	2015	125,000	30,729	0	0	44,695	(1)	200,424
President, Midwest Region	2014	125,000	0	0	0	53,532	(1)	178,532
Vincent Iacopella	2015	153,000	22,322	0	0	15,433	(2)	190,756
President, West Region	2014	153,000	22,218	0	0	16,394	(2)	191,612
Philip J. Dubato	2015	236,138	0	0	0	17,594	(3)	253,732
former EVP of Finance and CFO	2014	175,000	0	0	0	18,000	(3)	193,000
John J. Gonzalez, II	2015	201,795	0	0	0	35,288	(4)	237,083
President, East Region	2014	0	0	0	0	0		0

(1)	Includes $16,631 and $22,541 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual for each of the fiscal years ended 2015 and 2014, respectively, and $28,063 and $30,991 of medical insurance premiums paid on behalf of such individual for fiscal year ended 2015 and 2014, respectively.

(2)	Includes $5,433and $4,761 of medical insurance premiums paid on behalf of such individual for each of the fiscal years ended 2015 and 2014, respectively, and $10,000 and $11,633 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for each of the fiscal years ended 2015 and 2014, respectively.

(3)	Includes $11,000 and $12,000 of medical insurance premiums reimbursed on behalf of such individual for each of the fiscal years ended 2015 and 2014, respectively, and $5,500 and $6,000 for an automobile allowance for each of the fiscal years ended 2015 and 2014, respectively.

(4)	Includes $8,036 of medical insurance premiums paid on behalf of such individual for the fiscal year ended 2015, and $24,753 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for the fiscal year ended 2015, and $2,500 of 401K paid on behalf of such individual for the fiscal year ended 2015.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan.

The Company maintains an Internal Revenue Code Section 401(k) salary deferral savings and profit-sharing plans (the “401K Plans”) for all of its eligible employees who have been employed for at least one year and are at least 21 years old. Subject to certain limitations, the 401K Plans allows participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the 401K Plans, the Company may make matching contributions on behalf of the pre-tax contributions made up to a maximum of 25%, 40% or 50% of the participant’s first 5%, 4% or 6% of compensation contributed as Elective Deferrals in the year. All participants are fully vested in their accounts in the 401K Plan with respect to their salary deferral contributions, and are vested in company matching contributions over a seven-, five- or five-year employment term.

Stock Option Plans.

On October 30, 2013, the Board of Directors adopted the Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of Common Stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries. To date, 84,000 options have been granted under the 2013 Option Plan.

The exercise price and other terms of any nonqualified option granted under the 2013 Plan is determined by the Compensation Committee (the “Committee”) of the Board of Directors or, if the Board does not create the Committee, by the Board which shall function as the Committee.

On September 10, 2014, pursuant to the employment agreement with John Joseph Gonzalez II, the principal of Alpha, and in consideration of his acceptance of employment with the Company, the Company granted to Mr. Gonzalez the option to purchase 40,000 shares of the Company’s common stock at a purchase price of $4.25 per share. The option vests in three installments: On each of September 10, 2015 and 2016, the option becomes exercisable with respect to 13,333 shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 13,334 shares. Upon termination of Mr. Gonzalez’s employment, all unvested options terminate immediately and all unexercised options may be exercised for 90 days thereafter, except that if Mr. Gonzalez is terminated for cause as defined in the employment agreement or if Mr. Gonzalez accepts employment with a competitor of the Company without the Company’s consent, then all unexercised options terminate immediately.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2015. For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act requires inclusion of shares of Common Stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as September 30, 2015.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Oaxaca Group LLC 68 Bank Street New York, NY 10014	403,846	(1)	43.4%
James N. Jannello 303 Merrick Road, Suite 400 Lynbrook, New York 11563	110,000	(2)	11.8%
John J. Gonzalez II 303 Merrick Road, Suite 400 Lynbrook, New York 11563	73,333	(3)	7.9%

(1)	Includes 153,846 shares that are owned of record by Oaxaca Group, LLC and warrants to purchase 250,000 shares of common stock owned by Oaxaca Group, LLC.
(2)	All of these shares are owned of record.
(3)	Includes 60,000 shares that are owned of record and options to purchase 13,333 shares of common.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of Common Stock as of December 18, 2015 by (i) each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report, (ii) each current director and each nominee for election as a director and (iii) all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Dominique Schulte	403,846	(1)	43.4%
John J. Gonzalez II	73,333	(2)	7.9%
William J. Lally	34,000	(3)	3.7%
Vincent Iacopella	34,000	(4)	3.7%
Brendan J. Killackey	1,667	(5)	0.2%
All directors and executive officers as a group (5 persons)	546,846		58.9%

(1)	Includes 153,846 shares that are owned of record by Oaxaca Group, LLC and warrants to purchase 250,000 shares of common stock owned by Oaxaca Group, LLC.
(2)	Includes 60,000 shares that are owned of record and options to purchase 13,333 shares of common stock.
(3)	Includes 20,000 shares that are owned of record and options to purchase 14,000 shares of common stock.
(4)	Represents options to purchase common stock.
(5)	Represents options to purchase common stock.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2015, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders:
2013 Stock Option Plan	70,000	$3.34	16,000
John Joseph Gonzalez II - Options	40,000	$4.25	0
Oaxaca Group LLC - Warrants	250,000	$4.00	0
Total	360,000	$3.90	16,000

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.” Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that Gerard van Kesteren qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Paritz & Company, P.A. (the “Auditor”) has served as the Company’s independent public accountants since 2002. The following is a description of the fees billed to the Company by the Auditor during the fiscal years ended September 30, 2015 and 2014:

Audit Fees

Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended September 30, 2015 and 2014 totaled $73,000 and $63,000, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. The Auditor did not bill any fees for audit related services rendered to the Company for 2015 and 2014.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended September 30, 2015 and 2014 totaled $6,500 and $7,900, respectively.

All Other Fees

The aggregate fees billed to the Company by the Auditor for all other fees for the year ended September 30, 2015 and 2014 totaled $25,000 and $25,100, respectively. The “other fees” were for services related to the acquisition of Liberty for 2015 and Alpha for 2014.

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

(a) 2.     Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designations of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
3.6	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.7	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2012, File No. 333-60608)
10.3	First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)
10.4	Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)
10.5	Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)
10.6	Amended and Restated Demand Secured Promissory Note dated October 9, 2014 made by Janel World Trade, Ltd. in favor of Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)
10.7	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)

21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated December 29, 2015
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, September 30, 2015 and September 30, 2014, (ii) Consolidated Statements of Operations for the years ended September 30, 2015 and 2014, (iii) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2015 and 2014 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL CORPORATION

Date: December 29, 2015	By:	/s/ Brendan J. Killackey
Brendan J. Killackey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brendan J. Killackey	President, Chief Executive	December 29, 2015
Brendan J. Killackey	Officer and Director

/s/ Brian Aronson	Executive Vice President of	December 29, 2015
Brian Aronson	Finance and Chief Financial
and Accounting Officer

/s/ Gerard van Kesteren	Director	December 29, 2015
Gerard van Kesteren

/s/ Dominique Schulte	Director	December 29, 2015
Dominique Schulte

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Janel Corporation and Subsidiaries

(Formerly known as Janel World Trade Ltd. and Subsidiaries)

Lynbrook, New York

We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries (formerly known as Janel World Trade Ltd. and Subsidiaries) as of September 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel Corporation and Subsidiaries (formerly known as Janel World Trade Ltd. and Subsidiaries) as of September 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A

Hackensack, New Jersey

December 23, 2015

JANEL CORPORATION AND SUBSIDIARIES

(formerly known as JANEL WORLD TRADE LTD. AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$942,748	$664,620
Accounts receivable, net of allowance for doubtful accounts of $200,000 in 2015 and $157,999 in 2014	13,084,846	8,563,522
Prepaid expenses and sundry current assets	200,708	221,398

TOTAL CURRENT ASSETS	14,228,302	9,449,540
Property and equipment, net (Note 3)	77,492	16,650
OTHER ASSETS:
Intangible assets, net (Note 4)	9,302,653	7,171,625
Security deposits	103,258	76,720
TOTAL OTHER ASSETS	9,405,911	7,248,345

TOTAL ASSETS	$23,711,705	$16,714,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable - bank (Note 5)	$5,983,111	$4,003,385
Accounts payable – trade	11,901,042	8,037,086
Accrued expenses and other current liabilities	860,480	314,889
Current portion of long-term debt – related party (Note 6), net of imputed interest of $4,040 in 2015 and $32.932 in 2014	495,960	467,068

TOTAL CURRENT LIABILITIES	19,240,593	12,822,428
OTHER LIABILITIES:
Long-term debt – related party (Note 6), net of imputed interest of $81,161 in 2015 and $134,596 in 2014	918,839	865,404
Deferred compensation (Note 1)	78,568	78,568
TOTAL OTHER LIABILITIES	997,407	943,972

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value; 100,000 shares authorized:
Series A; 20,000 shares authorized; 20,000 shares and 20,000 shares issued and outstanding, respectively	20	20
Series B; 5,700 shares authorized; 1,271 shares and 1,271 shares issued and outstanding, respectively	1	1
Series C; 7,000 shares authorized; 5,500 shares issued and outstanding	6	6
Common Stock. $0.001 par value; 4,500,000 shares authorized; 573,951 and 554,211 shares issued and outstanding, respectively	574	554
Paid-in Capital	8,435,667	8,307,962
Retained earnings (deficit)	(4,962,563)	(5,360,408)
STOCKHOLDERS’ EQUITY (Note 8)	3,473,705	2,948,135
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,711,705	$16,714,535

The accompanying notes are an integral part of these consolidated financial statements

JANEL CORPORATION AND SUBSIDIARIES

(formerly known as JANEL WORLD TRADE LTD. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED SEPTEMBER 30,
	2015	2014

REVENUES	$74,740,145	$47,940,095

COSTS AND EXPENSES:
Forwarding expenses	63,141,275	41,390,621
Selling, general and administrative	10,060,666	6,646,604
TOTAL COSTS AND EXPENSES	73,201,941	48,037,225

OPERATING INCOME (LOSS)	1,538,204	(97,130)

OTHER ITEMS:
Interest expense, net of interest and dividend income	(504,445)	(144,239)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,033,759	(241,369)
Income taxes (Note 9)	(150,000)	(22,000)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	883,759	(263,369)
Loss from discontinued operations, net of taxes (Note 7)	(244,039)	(71,824)

NET INCOME (LOSS)	639,720	(335,193)
Preferred stock dividends (Note 8)	(241,875)	(27,262)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$397,845	$(362,455)
Income (Loss) per share from continuing operations:
Basic	$1.58	$(.46)
Diluted	$1.49	$(.45)
Income (Loss) per share from discontinued operations:
Basic	$(.44)	$(.13)
Diluted	$(.41)	$(.13)
Income(Loss) per share available to common shareholders:
Basic	$.71	$(.67)
Diluted	$.67	$(.63)
Basic weighted average number of shares outstanding	559,411	541,559
Fully diluted weighted average number of shares outstanding	592,116	574,264

The accompanying notes are an integral part of these consolidated financial statements

JANEL CORPORATION AND SUBSIDIARIES

(formerly known as JANEL WORLD TRADE LTD. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					ADDITIONAL
	CAPITAL STOCK		PREFERRED STOCK		PAID-IN	RETAINED
	SHARES	$	SHARES	$	CAPITAL	EARNINGS	TOTAL

Balance - 9/30/13	400,358	$400	21,271	$21	$4,818,272	$(4,997,953)	$(179,260)
Net (Loss)	-	-	-	-	-	(335,193)	(335,193)
Dividends to preferred shareholders	-	-	-	-	-	(27,262)	(27,262)
Common stock issuance	153,846	154	-	-	499,846	-	500,000
Stock options issued	-	-	-	-	239,850	-	239,850
Preferred stock issuance	-	-	5,500	6	2,749,994	-	2,750,000
Balance - 9/30/14	554,204	$554	26,771	$27	$8,307,962	$(5,360,408)	$2,948,135
Net income	-	-	-	-	-	639,720	639,720
Dividends to preferred shareholders	-	-	-	-	-	(241,875)	(241,875)
Stock options issued	-	-	-	-	62,225	-	62,225
Common stock issuance as compensation	5,715	6	-	-	19,994	-	20,000
Stock options exercised	14,000	14	-	-	45,486	-	45,500
Balance - 9/30/15	573,919	$574	26,771	$27	$8,435,667	$(4,962,563)	$3,473,705

The accompanying notes are an integral part of these consolidated financial statements

JANEL CORPORATION AND SUBSIDIARIES

(formerly known as JANEL WORLD TRADE LTD. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2015	2014

OPERATING ACTIVITIES:
Net Income (loss)	$639,720	$(335,193)
Plus loss from discontinued operations	244,039	71,824

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt reserve	42,001	291,874
Depreciation and amortization	401,153	28,315
Stock-based compensation	82,225	239,850
Changes in operating assets and liabilities:
Accounts receivable	(1,885,983)	(2,250,241)
Prepaid expenses and sundry current assets	65,548	(105,963)
Accounts payable and accrued expenses	1,481,357	495,647
Security deposits	(22,938)	3,154
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	1,047,122	(1,560,733)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(244,039)	160,645
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	803,083	(1,400,088)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(40,540)	(9,152)
Acquisition of subsidiaries (Note 2)	(2,494,641)	(4,358,773)

NET CASH USED IN INVESTING ACTIVITIES	(2,535,181)	(4,367,925)

FINANCING ACTIVITIES:
Dividends paid	(15,000)	(15,000)
Proceeds, net of payments, from bank loan	1,979,726	2,572,049
Repayments, net of proceeds, of bank loan	-	-
Repayments of long-term debt	-	-
Proceeds from the sale of common stock (Note 9)	45,500	500,000
Proceeds from the sale of preferred stock (Note 9)		2,750,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,010,226	5,807,049

INCREASE IN CASH AND CASH EQUIVALENTS	278,128	39,036

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	664,620	625,584

CASH AND CASH EQUIVALENTS – END OF YEAR	$942,748	$664,620

The accompanying notes are an integral part of these consolidated financial statements

JANEL CORPORATION AND SUBSIDIARIES

(formerly known as JANEL WORLD TRADE LTD. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$424,539	$144,239
Income taxes	$21,971	$26,236
Non-cash activities:

Dividends declared to preferred shareholders	$226,875	$27,262
Intangible assets acquired	$2,436,570	$7,184,069
Long-term debt incurred, net of imputed interest	$-	$(1,332,472)

The accompanying notes are an integral part of these consolidated financial statements

JANEL CORPORATION AND SUBSIDIARIES
(formerly known as JANEL WORLD TRADE LTD. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel Corporation and Subsidiaries (formerly known as Janel World Trade Ltd. and Subsidiaries) (“the Company” or “Janel”) operates its business as a full-service cargo transportation logistics management, including freight forwarding – via air, ocean and land-based carriers – custom brokerage services, warehousing and distribution services, and other value-added logistics services. On April 15 2015 a Certificate of Amendment to The Articles of Organization was filed changing the Company’s name from Janel World Trade Ltd. to Janel Corporation.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries; The Janel Group Inc., The Janel Group of Illinois, Inc., The Janel Group of Georgia, Inc., The Janel Group of Los Angeles, Inc., , PCL Transport, LLC, Janel Alpha GP, LLC, and Liberty International Inc.; all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

Comprehensive income

Comprehensive income encompasses all changes in stockholders’ equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. As of September 30, 2015 and 2014 there was no accumulated other comprehensive income.

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

Deferred rent payable as of September 30, 2015 amounted to $7,887 and represents the excess of recognized rent expense over scheduled lease payments and is included in accrued expenses and other current liabilities. There was no deferred rent payable as of September 30, 2014.

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

Reverse Stock Split

On April 15, 2015, the Company filed with the Nevada Secretary of State: (1) a Certificate of Change Pursuant to NRS 78.209 providing for a one-for-fifty reverse stock split (“Reverse Stock Split”), such change which took effect on April 21, 2015. The Company issued one share of Common Stock for every fifty shares of Common Stock held as of the close of business on April 20, 2015. To avoid the issuance of fractional shares in connection with the Reverse Stock Split, if a shareholder would be entitled to receive a fractional share, such shareholder instead receive a whole share in lieu of such fractional share.

As a result of the above, all relevant information relating to the number of shares, options and per share information have been retrospectively adjusted within these consolidated financial statements to reflect the Reverse Stock Split for all periods presented.

2	ACQUISITIONS

(A)	ALPHA INTERNATIONAL, LP. AND PCL TRANSPORT, LLC.

On August 18, 2014 the Company entered into an Equity Interest Purchase Agreement (“EIPA”) by and among the Company, its wholly owned subsidiaries, The Janel Group Inc., Janel Alpha GP, LLC, Alpha Logistics, LLC, Alpha International, LP (“AILP”), PCL Transport, LLC (“PCL”), and the principal owners of AILP and PCL, John Joseph Gonzalez II and Cathleen Margaret Gonzalez. On September 10, 2014, the Company completed the acquisition of all of the equity interests of AILP and PCL pursuant to the terms of the EIPA. As consideration for the equity interests, the Company paid $4,358,773 to the former owners of AILP and PCL at closing. The former owners of AILP and PCL may receive additional consideration over the next three years for their equity interests as follows: (i) $500,000 to be paid following the first anniversary of the closing provided that Mr. Gonzalez is still employed by the Company (or pro rata if the employment was terminated prior to that date); (ii) $500,000, plus an amount equal to 40% of the amount by which the Company’s EBITDA exceeds $1.0 million to be paid following the second anniversary of the closing, provided that Mr. Gonzalez is still employed by the Company (or pro rata if the employment was terminated prior to that date) and the Company’s EBITDA for the year then ended is more than $1.0 million; and $500,000, plus an amount equal to 40% of the amount by which such the Company’s EBITDA exceeds $1.0 million to be paid following the third anniversary of the closing, provided that Mr. Gonzalez is still employed by the Company (or pro rata if the employment was terminated prior to that date) and the Company’s EBITDA for the year then ended is more than $1.0 million.

The purchase price for the acquired assets was $5,691,245 consisting of $4,358,773 of cash, $1,332,472 of future cash to be paid (described above), net of imputed interest of $167,528.

In addition, the Company entered into an employment agreement with Mr. Gonzalez. Pursuant to the terms of the employment agreement, Mr. Gonzalez was (i) employed by the Company at an annual salary of $200,000 plus typical employee benefits for an initial term of three years ending September 10, 2017 and thereafter will renew for 1-year terms unless either party provides notice that it does not wish to renew, and (ii) granted option to purchase 40,000 shares of the Company’s common stock at a purchase price of $3.25 per share (refer to Note 8C, below). The employment agreement also contains customary restrictive covenants.

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

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the acquisition date, September 10, 2014. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed:

Fair Value

Accounts receivable, net	$2,987,487
Security deposits	19,150
Prepaid expenses and other current assets	654
Fixed assets	1,446
Accounts payable and other liabilities	(4,501,561)
Customer relationships	4,480,000
Goodwill	2,704,069
Purchase price	$5,691,245

(C)	LIBERTY INTERNATIONAL INC

On August 14, 2015 the Company entered into an Equity Interest Purchase Agreement (“EIPA”) by and among the Company, its wholly owned subsidiaries and the principal owners of Liberty International Inc. (“Liberty”) and its principal Owners. The Company completed the acquisition of all of the equity interests of Liberty pursuant to the terms of the EIPA on that day. As consideration for the equity interests, the Company paid $2,494,641 in cash to the former owners of Liberty at closing. ..

In addition, the Company entered into an employment agreement with Mr. Cioe and Mr. Charnley. Pursuant to the terms of the employment agreement, they were) employed by the Company at an annual salary of $30,000 each for an initial term of two years ending August 13, 2017.

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

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the acquisition date, August 14, 2015. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed:

Fair Value

Cash	$133,077
Accounts receivable, net	2,677,492
Prepaid expenses and other current assets	48,308
Fixed assets	33,585
Accounts payable and other liabilities	(2,834,390)
Trademarks	320,000
Customer relationships	780,000
Goodwill	1,336,570
Purchase price	$2,494,642

The following table provides unaudited pro forma results of operations for the fiscal years ended September 30, 2015 and 2014 as if the acquisitions had been consummated as of the beginning of each period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

	(Unaudited) Pro Forma Results
	Year ended September 30,
	2015	2014

Revenues	$99,604,524	$86,810,194

Income (Loss) before income taxes	$989,442	$(123,704)

Fully diluted earnings (loss) per share	$1.67	$(.22)

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30,
	2015	2014	Life
Furniture and fixtures	$131,112	$23,204	5-7
Computer equipment	61,594	63,531	5
Warehouse equipment	36,609	-	5-7
Leasehold improvements	13,718	-	5
	243,033	86,735
Less accumulated depreciation	165,541	70,085
	$77,492	$16,650

4	INTANGIBLE ASSETS

A summary of intangible assets resulting from the AILP and PCL acquisitions and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$4,480,000	15 years
Goodwill	2,704,069
	7,184,069
Less accumulated amortization	12,444
	$7,171,625

A summary of intangible assets resulting from the Liberty acquisition and the estimated useful lives used in the computation of amortization is as follows:

Trademarks	$320,000	20 years
Customer relationships	780,000	20 years
Goodwill	1,336,570
	2,436,570
Less accumulated amortization	6,875
	$2,429,695

A summary of the changes in intangible assets is as follows:

2015
Balance – beginning of year	$7,171,625
Additions	2,436,570
Amortization	(305,542)
Balance – end of year	$9,302,653

5	NOTE PAYABLE – BANK

On March 27, 2014, the Company and its wholly-owned subsidiaries, entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”) which replaces The Janel Group Inc’s previous line of credit agreement with Community National Bank (“CNB”). On March 31, 2014, $1,282,673 of the Presidential Facility was used to repay the outstanding balances under the line of credit facility with CNB.

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

On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million. On October 9, 2014 there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. On August 18th 2015 a Fourth Amendment was executed and the Company can now borrow up to $10.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to 3.25 percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP, PCL and Liberty. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of September 30, 2015, there were outstanding borrowings of $5,983,111 under the Presidential Facility (which represented 59.8% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of $10,000,000.

The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined.

6	LONG-TERM DEBT – RELATED PARTY

Long-term debt consists of the following:

	September 30,
	2015	2014
Non-interest bearing note payable to a related party, net of imputed interest due when earned (see Note 2A regarding the earn-out period).	$1,414,799	$1,332,472

Less current portion	(495,960)	(467,068)
	$918,839	$865,404

These obligations mature as follows:

2015	$495,960
2016	474,481
2017	444,357
$1,414,798

7	DISCONTINUED OPERATIONS

On August 28, 2013, the Company, and its wholly-owned subsidiary, The Janel Group Inc. (collectively, the “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Allports Logistics Anchor Warehouse, LLC (the “Purchaser”), an entity affiliated with Nicholas V. Ferrara, a former director of the Company. Under the terms of the Agreement, the Purchaser purchased certain of the Seller’s assets (the “NJ Assets”) used by the Seller in the Company’s Hillside, New Jersey freight forwarding and logistics operations (the “NJ Business”). The Company had originally acquired its New Jersey operations from an affiliate of Mr. Ferrara in two transactions in 2008 and 2010. The sale price of the NJ Assets consisted of $401,067 in cash, and the assumption of all future lease obligations with respect to the three office and warehouse facilities from which the Company conducted its New Jersey operations. At the closing of the sale on August 30, 2013, the Seller used the cash portion of the purchase price to repay outstanding obligations secured by the NJ Assets, including the $229,241 outstanding balance on the Seller’s term loan from CNB, and an aggregate $58,245 on two outstanding equipment financing arrangements. Simultaneously with the closing Mr. Ferrara (i) paid the Company $110,000 for the release of restrictions on competition which were agreed to as part of the 2008 portion of the acquisition of the NJ Business and (2) returned to the Company the 34,286 restricted common shares that were previously issued as part of the 2010 portion of the acquisition of the NJ Business (the restricted common shares were subject to an earn out, however, none of the restricted common shares were earned). All of the expenses of the NJ Business from and after the closing are the responsibility of the Purchaser. The Company retained its pre-closing accounts receivable and accounts payable with respect to the NJ Business the net proceeds on these accounts receivable and payable will be used to further reduce the Company’s obligations to Community National Bank. As previously reported by the Company, as of September 30, 2012 the Company had determined that there was full impairment of the goodwill relating to its 2008 and 2010 acquisitions of the NJ Business, and recorded an impairment loss of $1,167,070 on September 30, 2012, representing the write-off of all of the goodwill acquired in those transactions. As a result of the sale of the NJ Business to the Purchaser, the Company recorded a write off of $1,562,061 associated with the customer list from the 2008 and 2010 acquisitions of the NJ Business.

As a result of the above, the Company elected to discontinue the operations of the NJ Business. Also, during June 2012 the Company elected to discontinue the operations of the food sales segment. The assets, liabilities and operations associated with the NJ Business and the food sales segment are summarized below.

	2015	2014

FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	-	-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	244,039	71,824
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	244,039	71,824

Interest expense	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(244,039)	$(71,824)

8	STOCKHOLDERS’ EQUITY

Janel is authorized to issue 4,500,000 shares of common stock, par value $.001. In addition, the Company is authorized to issue 100,000 shares of preferred stock, par value $.001. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by the Company’s board of directors or a duly authorized committee thereof, without stockholder approval. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series.

A.	Convertible preferred stock

Series A

On January 10, 2007, the Company sold 20,000 unregistered shares of newly authorized $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total of $500,000. The shares are convertible into shares of Janel’s $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pay a cumulative cash dividend at a rate of $15,000 per year payable quarterly. On September 30, 2015 and 2014 there were 20,000 Series A Stock outstanding.

Series B

On October 18, 2007, the Company issued 5,700 unregistered shares of newly authorized $0.001 par value Series B Convertible Preferred Stock (the “Series B Stock”) in connection with the acquisition of Order Logistics, Inc. (a discontinued operation). The shares are convertible into shares of Janel’s $0.001 par value common stock at any time after October 18, 2009 on a one-share (of Series B Stock) for ten-shares (of common stock) basis. On September 30, 2015 and 2014 there were 1,271 Series B Stock outstanding.

Cumulative preferred stock

Series C

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

On October 12, 2006, the Company’s Board of Directors authorized the purchase of up to 6,000 shares of the Company’s common stock, subject to certain conditions. The repurchase plan may be suspended by the Company at any time. As of September 30, 2015, 5,194 shares of the Company’s common stock have been repurchased under the plan at a cost of $114,703 and restored to the status of authorized and unissued.

On October 4, 2010, the Company issued 34,286 shares of common stock at $17.50 per share or an aggregate of $600,000 in connection with the Ferrara International Logistics, Inc. acquisition of the same date. On August 28, 2013 the 34,286 shares of common stock were returned to the Company in connection with the sale of the Company’s New Jersey operation (refer to Note 7, above) on August 28, 2013.

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

On February 27, 2015, the Company’s Board of Directors appointed Brendan Killackey, currently a Director of the Company as Chief Executive Officer. On March 2 2015 Mr. Killackey was issued 5,715 shares of the Company’s Common Stock with an aggregate value of $20,000, or $3.50 per share (the closing price per share on February 27, 2015), for his services through August 31, 2015, all of which was charged to expense in the year ended September 30, 2015.

On August 13, 2015, Philip Dubato, the former CFO of Janel exercised options to purchase 14,000 shares of common stock at $3.25 per share. The total exercise price was $45,500.

C.	Stock options

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

On September 10, 2014, in connection with the employment agreement with John Joseph Gonzalez II, options to purchase 40,000 shares of common stock at an exercise price of $3.25 per share were granted to Mr. Gonzalez. The option vests in three installments: On each of September 10, 2015 and 2016, the option becomes exercisable with respect to 13,333 shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 13,333 shares.  Upon termination of Mr. Gonzalez’s employment, all unvested options terminate immediately and all unexercised options may be exercised for 90 days thereafter, except that if Mr. Gonzalez is terminated for cause as defined in the employment agreement or if Mr. Gonzalez accepts employment with a competitor of the Company without the Company’s consent, then all unexercised options terminate immediately. The fair value of the options was determined by using a Black Scholes Option Pricing Model was $169,800 and since the options vest over a period of three years resulted in a $56,600 and $2,358 reduction of net income for the fiscal year ended September 30, 2015 and 2014 respectively..

On December 29, 2014, options to purchase 5,000 shares of common stock at an exercise price of $4.50 per share were granted to Brendan Killackey. The option vests in three installments: On each of December 29, 2015 and 2016, the option becomes exercisable with respect to 1,667 shares and on December 29, 2017, the option becomes exercisable with respect to the remaining 1,666 shares. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $22,500 and since the options vest over a period of three years resulted in an $1,875 and $5,625 reduction to net income for the three and twelve months ended September 30, 2015, respectively.

D.	Stock warrants

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC (refer to Note 9(C), above), the Company issued warrants, all of which are currently outstanding, to purchase an aggregate 250,000 shares of common stock at $4 per share. The warrants expire five years after the closing date.

The Company has no other stock warrants outstanding.

9	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended September 30,
	2015	2014

Federal taxes (credits) at statutory rates	$217,000	$(214,000)
Permanent differences	17,000	10,000
State and local taxes, net of Federal benefit	24,000	30,000
Prior Year Under accrual	81,000	-
Change in valuation allowance	(189,000)	196,000
	$150,000	$22,000

The components of deferred income tax are as follows:

Net operating loss carryforwards	$2,800,000	$2,914,000
Amortization differences	(75,000)	-
Valuation allowance	(2,725,000)	(2,914,000)
Net deferred tax asset	$-	$-

During the fiscal years ended September 30, 2015 and 2014, the Company recorded a valuation allowance against deferred tax assets in the amount of ($189,000) and $196,000, respectively, as the result of an evaluation of the Company’s deferred tax assets. The Company assessed the likelihood that its deferred tax assets would be recovered from future taxable income and determined that recovery was not more likely than not based upon all available evidence, both positive and negative. The amount of the non-cash valuation allowance reduction was based on management’s estimates of future taxable income by taking jurisdictions and the period over which the Company believes deferred tax assets will be recoverable.

The Company has net operating loss carryforwards for income tax purposes which expire as follows:

2032	$1,288,000
2033	5,605,000
2034	630,000
$7,523,000

10	PROFIT SHARING AND 401(k) PLANS

The Company maintains a non-contributory profit sharing plan and contributory 401(k) plans covering substantially all full-time employees. Subject to certain limitations, the 401K Plans allow participants to voluntarily contribute up to 15% of their pay on a pre-tax basis. Under the 401K Plans, the Company may make matching contributions on behalf of the pre-tax contributions made up to a maximum of 25%, 40% or 50% of the participant’s first 5%, 4% or 6% of compensation contributed as Elective Deferrals in the year. All participants are fully vested in their accounts in the 401K Plan with respect to their salary deferral contributions, and are vested in company matching contributions over a seven-, five- or five-year employment term. The expense charged to operations for the years ended September 30, 2015 and 2014 aggregated approximately $53,000 and $45,000, respectively.

11	COMMITMENTS AND CONTINGENCIES

(a)	Leases

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2015 and 2014 was approximately $518,000 and $360,000, respectively.

Future minimum lease commitments (excluding renewal options) under non-cancellable leases are as follows:

Year ended September 30:
2016	$486,478
2017	307,618
2018	255,809
2019	262,072
2020	88,061
$1,400,038

(b)	Employment Agreements

The Company has employment agreements, including the employment agreement with Mr. Gonzalez in Note 2A, and Mr. Cioe and Mr. Charnley in Note 2C with certain employees expiring at various times through September 30, 2017. Such agreements provide for minimum salary levels. The aggregate commitment for future salaries at September 30, 2015, excluding bonuses and commissions, was approximately $760,000.

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

(2)          The Company and/or its subsidiaries have been named as defendants in one lawsuit filed in New Jersey state court, alleging non-payment of food product purchases by the Company’s discontinued food segment subsidiary.  The total claimed in the lawsuit in the aggregate (exclusive of any interest and costs) is approximately $1,080,000. The company has accrued $75,000 as a probable payment amount representing approximately $91,000 of product loss liability offset by $16,000 of prior payments made in accordance with the matter. The Company is vigorously defending the lawsuit with regards to the additional amounts claimed.

(d)	Concentration of customers

Sales to two major customers were approximately 39.2% and 52.3% of consolidated sales from continuing operations for the years ended September 30, 2015 and 2014, respectively. Amounts due from these customers aggregated approximately $946,000 and $1,134,000 at September 30, 2015 and 2014, respectively.

14	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no other events that would require adjustment to or disclosure in the financial statements.

