Form 10-Q
period 2015-12-31
JANEL CORP
filed 2016-02-10
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2015

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

Yes ☐    No ☒

The number of shares of Common Stock outstanding as of February 10, 2016 was 573,951.

JANEL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	609,609	942,748
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $200,000 respectively	12,114,495	13,084,846
Prepaid expenses and sundry current assets	220,689	200,708
Total current assets	12,944,793	14,228,302

PROPERTY AND EQUIPMENT, NET	70,272	77,492
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $406,403	9,214,236	9,302,653
Security deposits	103,258	103,258
Total other assets	9,317,494	9,405,911
Total assets	22,332,559	23,711,705

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable - bank	5,993,294	5,983,111
Accounts payable - trade	10,949,469	11,901,042
Accrued expenses and other current liabilities	841,702	860,480
Current portion of long-term debt - related party (Note 6) net of imputed interest	481,178	495,960
Total Current Liabilities	18,265,643	19,240,593

OTHER LIABILTIES:
Long-Term Debt - Related Party (Note 6) net if imputed interest	447,423	918,839
Deferred Compensation (Note 2)	78,568	78,568
Total Other Liabilities	525,991	997,407
Total liabilities	18,791,634	20,238,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 Shares authorized and 20,000 and 20,000 Shares issued and outstanding respectively	20	20
Series B 5,700 Shares authorized and 1,271 and 1,271 Shares issued and outstanding respectively	1	1
Series C 7,000 Shares authorized and 5,500 and 5,500 Shares issued and outstanding respectively	6	6
Common stock, $0.01 par value; 4,500,000 shares authorized, 573,951 and 573,951 outstanding respectively	574	574
Paid-in capital	8,451,692	8,435,667
Retained earnings (deficit)	(4,911,368)	(4,962,563)
Stockholders' equity (Note 8)	3,540,925	3,473,705
Total Liabilities and Stockholders' equity	22,332,559	23,711,705

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	December 31
	2015	2014

REVENUES	$22,573,626	$15,732,315

COST AND EXPENSES:
Forwarding expenses	19,179,493	13,143,678
Selling, general and administrative	3,007,265	2,350,821
Depreciation and Amortization	98,542	77,849
TOTAL COSTS AND EXPENSES	22,285,300	15,572,348

INCOME From Operations	288,326	159,967

OTHER ITEMS:
Interest expense net of interest and dividend income	(137,071)	(123,197)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	151,255	36,770
Income taxes (Note 9)	(15,187)	(4,000)

NET INCOME FROM CONTINUING OPERATIONS	136,068	32,770
Loss From Discontinued Operations, net of tax (Note 7)	(23,938)	(19,107)

NET INCOME	112,130	13,663
Preferred stock dividends (Note 8)	(60,935)	(60,935)

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS	$51,195	$(47,272)

Income per share from continuing operations attributable to common shareholders:
Basic	$0.237	$0.059
Diluted	$0.224	$0.056

(Loss) per share from discontinued operations attributable to common shareholders:
Basic	$(0.042)	$(0.034)
Diluted	$(0.039)	$(0.033)

Net Income(Loss) per share attributable to common shareholders:
Basic	$0.089	$(0.085)
Diluted	$0.084	$(0.081)
Weighted average shares outstanding:
Basic	573,951	554,204
Diluted	606,656	586,909

See notes to financial statements

Janel Corporation & Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

					ADDITIONAL
	CAPITAL STOCK		PREFERRED STOCK		PAID-IN	RETAINED
	SHARES	$	SHARES	$	CAPITAL	EARNINGS	TOTAL
Balance - 9/30/15	573,951	$574	26,771	$27	$8,435,667	$(4,962,563)	$3,473,705

Net income	$-	$-	-	$-	$-	$112,130	$112,130

Dividends to preferred shareholders	-	-	-	-	-	(60,935)	(60,935)

Stock Options issued as compensation	-	-	-	-	16,025	-	16,025

Balance - 12/31/15	573,951	$574	26,771	$27	$8,451,692	$(4,911,368)	$3,540,925

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudted)

	3 MONTHS ENDED DECEMBER 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$112,130	$13,663
Plus (loss) from discontinued operations	23,938	19,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense		12,947
Depreciation	10,125	3,182
Amortization of intangible assets	88,417	74,667
Amortization of imputed interest	13,802	20,180
Stock based compensation	16,025	14,150
Changes in operating assets and liabilities:
Accounts receivable	970,350	(442,325)
Prepaid expenses and sundry current assets	(19,981)	(7,683)
Accounts payable and accrued expenses	(1,027,535)	(148,086)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	187,271	(440,198)
NET CASH USED IN DISCONTINUED OPRATIONS	(23,938)	(19,107)
	163,333	(459,305)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of property and equipment	(2,905)	(32,306)
Escrow refund - acquisition	-	20,830
NET CASH USED IN INVESTING ACTIVITIES	(2,905)	(11,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,750)	(3,750)
Proceeds , net of payments, from bank loan	10,183	11,661
(Repayment) of note payable - Related Party	(500,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(493,567)	7,911

DECREASE IN CASH AND CASH EQUIVALENTS	(333,139)	(462,870)

CASH AND CASH EQUIVALENTS, beginning of the period	942,748	664,620

CASH AND CASH EQUIVALENTS, end of period	$609,609	$201,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$123,270	$103,017
Income taxes	$30,664	$13,645
Non-cash financing activities:
Dividends declared to preferred stockholders	$60,935	$60,935

See notes to financial statements

JANEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

1            BASIS OF PRESENTATION

The attached unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Article 10 of regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about December 29, 2015.

2            DEFERRED COMPENSATION

Deferred compensation of $78,568 represents compensation due to an officer of the Company upon termination, retirement or death.  This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

3.           ACQUISITIONS

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

(B)         LIBERTY INTERNATIONAL INC

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

4            INTANGIBLE ASSETS

A summary of intangible assets resulting from the AILP and PCL acquisitions and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$4,480,000	15 years
Goodwill	2,704,069
	7,184,069
Less accumulated amortization	385,778
	$6,798,291

A summary of intangible assets resulting from the Liberty acquisition and the estimated useful lives used in the computation of amortization is as follows:

Trademarks	$320,000	20 years
Customer relationships	780,000	20 years
Goodwill	1,336,570
	2,436,570
Less accumulated amortization	20,625
	$2,415,945

A summary of the changes in intangible assets is as follows:

2015
Balance – beginning of year	$9,302,653

Amortization	(88,417)
Balance – December 31 2015	$9,214,236

5            NOTE PAYABLE – BANK

On March 27, 2014, the Company and its wholly-owned subsidiaries, entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”) which replaces The Janel Group Inc.’s previous line of credit agreement with Community National Bank (“CNB”). On March 31, 2014, $1,282,673 of the Presidential Facility was used to repay the outstanding balances under the line of credit facility with CNB.

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

On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million. On October 9, 2014 there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. On August 18th 2015 a Fourth Amendment was executed and the Company can now borrow up to $10.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to 3.25 percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP, PCL and Liberty. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of December 31, 2015, there were outstanding borrowings of $5,993,294 under the Presidential Facility (which represented 59.9% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of $10,000,000.

The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined.

6            LONG-TERM DEBT – RELATED PARTY

On October 1, 2015, the first of 3 annual earn out payments associated with the Alpha acquisition was made in the amount of $500,000.

Remaining Long-term debt to Related Party consists of the following:

	————-December 31,———-
	2015	2014
Non-interest bearing note payable to a related party, net of imputed interest due when earned (see Note 3A regarding the earn-out period).	$928,601	$1,352,652

Less current portion	(481,178)	(474,150)
	$447,423	$878,502

These obligations mature as follows:

2016		481,178
2017		447,423
		$928,601

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

Three Months Ended December 31	2015	2014

FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	-	-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	23,938	19,107
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	23,938	19,107

Interest expense	-	-

LOSS FROM DISCONTINUED OPERATIONS	($23,938)	($19,107)

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

A.           PREFERRED STOCK

Series A Convertible Preferred Stock

On January 10, 2007, the Company sold 20,000 unregistered shares of its $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total of $500,000. The shares are convertible into shares of Janel’s $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pays a cumulative cash dividend at a rate of $15,000 per year payable quarterly.

Series B Convertible Preferred Stock

On October 18, 2007, the Company issued 5,700 unregistered shares of its $0.001 par value Series B Convertible Preferred Stock (the “Series B Stock”) in connection with the acquisition of Order Logistics, Inc. (a discontinued operation). The shares are convertible into shares of Janel’s $0.001 par value common stock at any time after October 18, 2009 on a one-share (of Series B Stock) for ten-shares (of common stock) basis.

Series C Cumulative Preferred Stock

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

B.           COMMON STOCK

On February 27, 2015, the Company’s Board of Directors appointed Brendan Killackey, a Director of the Company, as Chief Executive Officer. On March 2, 2015 Mr. Killackey was issued 5,715 shares of the Company’s Common Stock with an aggregate value of $20,000, or $3.50 per share (the closing price per share on February 27, 2015), for his services through August 31, 2015, all of which was charged to expense in the year ended September 30, 2015.

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

On September 10, 2014, in connection with the employment agreement with John Joseph Gonzalez II, options to purchase 40,000 shares of common stock at an exercise price of $3.25 per share were granted to Mr. Gonzalez. The option vests in three installments: On each of September 10, 2015 and 2016, the option becomes exercisable with respect to 13,333 shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 13,333 shares.  Upon termination of Mr. Gonzalez’s employment, all unvested options terminate immediately and all unexercised options may be exercised for 90 days thereafter, except that if Mr. Gonzalez is terminated for cause as defined in the employment agreement or if Mr. Gonzalez accepts employment with a competitor of the Company without the Company’s consent, then all unexercised options terminate immediately. The fair value of the options was determined by using a Black Scholes Option Pricing Model was $169,800 and since the options vest over a period of three years resulted in a $14,150 reduction of net income for the three months ended December 31, 2015.

On December 29, 2014, options to purchase 5,000 shares of common stock at an exercise price of $4.50 per share were granted to Brendan Killackey. The option vests in three installments: On each of December 29, 2015 and 2016, the option becomes exercisable with respect to 1,667 shares and on December 29, 2017, the option becomes exercisable with respect to the remaining 1,666 shares. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $22,500 and since the options vest over a period of three years resulted in an $1,875 reduction to net income for the three months ended December 31, 2015.

D.           STOCK WARRANTS

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC (refer to Note 9(C), above), the Company issued warrants, all of which are currently outstanding, to purchase an aggregate 250,000 shares of common stock at $4 per share. The warrants expire on October 5, 2018. The Company has no other stock warrants outstanding.

9            LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

The Company and/or its subsidiaries have been named as defendants in a lawsuit filed in New Jersey state court, alleging non-payment of food product purchases by the Company’s discontinued food segment subsidiary.  The total claimed in the lawsuit in the aggregate (exclusive of any interest and costs) is approximately $1,080,000. The company has accrued $75,000 in September 2015 as a probable payment amount representing approximately $91,000 of product loss liability offset by $16,000 of prior payments made in accordance with the matter. The Company is vigorously defending the lawsuit with regards to the additional amounts claimed.

10            SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “Janel”, “the Company” and similar words refers to Janel Corporation and subsidiaries.

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

overview

Janel Corporation is a holding company which provides logistics services for importers and exporters worldwide through its wholly-owned subsidiaries. Janel management focuses on significant capital allocation decisions, corporate governance and supporting its business units where appropriate.

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

results of operations

The following discussion and analysis addresses the results of operations for the three months ended December 31, 2015, as compared to the results of operations for the three months ended December 31, 2014. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters.

Three months ended December 31, 2015 and 2014

Revenue. Total revenue from continuing operations for the three months ended December 31, 2015 was $22,573,626, as compared to $15,732,315 for the three months ended December 31, 2014, an increase of $6,841,311 or 43.5%. This increase is mainly the result of the acquisition of Liberty. Net revenue (revenue minus forwarding expense) from continuing operations for the three months ended December 31, 2015 was $3,394,133, an increase of $805,496 or 31.1% as compared to net revenue of $2,588,637 for the three months ended December 31, 2014. This increase was due to increased freight forwarding business and is mainly the result of the acquisition of Liberty.

Forwarding Expense. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments.

For the three months ended December 31, 2015, forwarding expense from continuing operations increased by $6,035,815, or 45.9%, to $19,179,493 as compared to $13,143,678 for the three months ended December 31, 2014, primarily as a result of higher revenues, and as a percentage of revenue increased to 85.0% for the three months ended December 31 2015, from 83.5% for the three months ending December 31, 2014, a 1.5 percentage point increase. This percentage increase is principally the result of lower margins associated with the Liberty acquisition.

Selling, General and Administrative Expense. For the three months ended December 31, 2015 and 2014, selling, general and administrative expenses from continuing operations were $3,007,265 and $2.350,821, respectively, an increase of $656,444, or 27.9% when compared to the prior year. Included in the three months ended December 31, 2015 is an expense in the amount of $16,025 for the issuance of stock options (refer to Note 8C to the Consolidated Financial Statements). As a percentage of revenue, selling, general and administrative expenses were 13.3% and 14.9% of revenue for the three months ended December 31, 2015 and 2014, respectively, a 1.6 percentage point decrease which is primarily due to certain overhead expenditure reduction and higher revenue contribution associated with the Liberty acquisition .

Depreciation and Amortization. For the three months ended December 31, 2015 and 2014, depreciation and amortization expenses from continuing operations were $98,542 and $77,849, respectively, an increase of $20,693 and is the result of $13,750 in amortization associated with intangible assets in connection with the Liberty acquisition as well as other fixed assets obtained and depreciated from the Liberty acquisition (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the three months ended December 31, 2015 and 2014, interest expense from continuing operations was $137,071 and $123,197, respectively, an increase of $13,874. This increase is primarily the result of higher interest costs due to increased borrowings under bank credit facilities during the three months ended December 31, 2015 versus 2014 due to additional borrowings under our bank line of credit which were used as part of the consideration for the acquisition of Liberty. Included in interest expense for the three months ended December 31, 2015 is imputed interest amortization in the amount of $13,802 in connection with the Alpha acquisition (refer to Note 6 to the Consolidated Financial Statements).

Income From Continuing Operations Before Income Taxes. For the reasons stated above, the Company had income of $151,255 for the three months ended December 31, 2015, compared to $36,770 for the three months ended December 31, 2014.

Income Taxes.   The company recorded a net income tax provision of $15,187 and $4,000 for the three months ended December 31, 2015 and 2014, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. The three months ended December 31, 2015 and 2014 reflect a loss from discontinued operations of ($23,938) and ($19,107), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income (Loss).   For the three months ended December 31, 2015 the Company recorded net income of $112,130 and for the three months ended December 31, 2014, the Company recorded net income of $13,663. Following payment of dividends on the Company’s Preferred Stock, net income available to common shareholders for the three months ended December 31, 2015 was $51,195 or $0.08 per diluted share and net loss available to common shareholders for the three months ended December 31 2014 was ($47,272) or ($0.08) per diluted share.

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

Janel’s cash flow performance for the three months ending December 31, 2015 is not necessarily indicative of future cash flow performance.

As of December 31, 2015, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by $333,139, or 35.3%, to $609,609 from $942,748. During the three months ended December 31, 2015, Janel’s net working capital (current assets minus current liabilities) decreased by $308,559 to a negative ($5,320,850) at December 31, 2015, from a negative ($5,012,291) at September 30, 2015. This decrease is primarily due to the reduction of cash on hand.

Cash flows from continuing operating activities. Net cash provided by continuing operating activities for the three months ended December 31, 2015 was $187,271 and net cash used in continuing operating activities for the three months ended December 31 2014 was ($440,198). The change was principally driven by an increase in the collection of outstanding accounts receivable, and net income for the current period compared to a net loss in the prior year; which were offset by a decrease in payments of outstanding accounts payable and changes in non-cash related items (mainly stock based compensation and the amortization of intangible assets and imputed interest) when compared to the prior year.

Cash flows from discontinued operating activities. Net cash used in discontinued operating activities was $23,938 for the three months ended December 31, 2015 and $19,107 for the three months ending December 31, 2014.

Cash flows from investing activities. Net cash used in investing activities for the three months ended December 31, 2015, primarily capital expenditures for property and equipment was $2,905 as compared to $11,476 for the three months ending December 31, 2014.

Cash flows from financing activities. Net cash used in financing activities was $493,567 for the three months ended December 31, 2015 and net cash provided by financing activities was $7,911 for the three months ended December 31 2014. The cash used in financing activities for the three months ending December 31, 2015 was primarily the result of the first of three annual earnout payments due on the 2014 Alpha acquisition offset by increased borrowings under the bank line of credit. The cash provided by financing activities for the three months ending December 31, 2014 was primarily due to increased borrowings under the bank line of credit.

Presidential Financial Borrowing Facility. On March 27, 2014, the Company and its wholly-owned subsidiaries entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”).

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

On September 25, 2014 Janel entered into a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million. On October 9, 2014 a Third Amendment was executed whereby the Presidential Facility was increased to $7.0 million. On August 18th 2015 a Fourth Amendment was executed and the Company can now borrow up to $10.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest accrues at an annual rate equal to 3.25 percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP, PCL and Liberty. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of December 31, 2015, there were outstanding borrowings of $5,993,294 under the Presidential Facility (which represented 59.9% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of $10,000,000. The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined.

Working Capital Requirements. Our Janel Group business’s cash needs are currently met by commercial bank credit facilities and cash on hand. Actual working capital needs for the short and long terms will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition, and the cost associated with growing Janel Group, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under our bank line of credit are insufficient to meet cash needs, Janel Group will be required to obtain additional investment capital or debt funding to continue operations. The Company’s cash needs are currently met by the Presidential Facility and cash on hand. As of December 31, 2015, the Company had $1,899,735 available under its $10.0 million Presidential Facility and $609,609 in cash from operations and cash on hand. On October 30 2013, the Company issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $4.00 per share. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

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

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2016 and beyond through several avenues. Janel Corporation expects to grow its businesses in part by completing acquisitions. Either we will acquire businesses that fit within our existing freight forwarding and logistics business portfolio, or we will expand our portfolio into new areas. In either case, there can be no assurance:

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

Management believes that the methods utilized in all of these areas are reasonable in approach and consistent in application. Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions. While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

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

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designations of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
3.6	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.7	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2012, File No. 333-60608)
10.3	First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)
10.4	Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)
10.5	Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)
10.6	Fourth Amendment to the Loan and Security Agreement and Demand Secured Promissory Note, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.7	Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.8	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, December 31, 2015 and September 30, 2015, (ii) Consolidated Statements of Income for the three months ended December 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2016	JANEL CORPORATION
Registrant

/s/ Brendan Killackey
President and Chief Executive Officer (Principal
Executive Officer)

/s/ Brian Aronson
Chief Financial Officer (Principal Financial Officer)

- 21 -