Form 10-Q
period 2016-03-31
JANEL CORP
filed 2016-05-16
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2016

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

Registrant’s telephone number, including area code: (516) 256-8143

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

Yes ☐  No ☒

The number of shares of Common Stock outstanding as of March 31, 2016 was 573,951.

JANEL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Janel	Janel
	Consolidated	Consolidated
	March 31, 2016	September 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	1,117,395	942,748
Accounts receivable, net of allowance for doubtful accounts of $230,000 and $230,000 respectively	10,308,403	13,084,846
Inventory	361,472
Prepaid expenses and sundry current assets	249,000	200,708
Total current assets	12,036,270	14,228,302

PROPERTY AND EQUIPMENT, NET	227,291	77,492
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $516,840	21,206,648	9,302,653
Security deposits	103,258	103,258
Total other assets	21,309,906	9,405,911
Total assets	33,573,467	23,711,705

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable - bank	6,677,732	5,983,111
Note Payable - related party (Note 3 )	129,258
Accounts payable - trade	9,538,082	11,901,042
Accrued expenses and other current liabilities	1,163,813	860,480
Current portion of long-term debt - related party (Note 6) net of imputed interest	480,736	495,960
Total Current Liabilities	17,989,621	19,240,593

OTHER LIABILTIES:
Long-Term Debt	5,142,852
Long-Term Debt - Related Party (Note 6) net if imputed interest	461,849	918,839
L-T Deferred Tax Liability	1,373,974
Deferred Compensation (Note 2)	78,568	78,568
Total Other Liabilities	7,057,243	997,407
Total liabilities	25,046,864	20,238,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 Shares authorized and 20,000 and 20,000 Shares issued and outstanding respectively	20	20
Series B 5,700 Shares authorized and 1,271 and 1,271 Shares issued and outstanding respectively	1	1
Series C 20,000 Shares authorized and 14,205 and 5,500 Shares issued and outstanding respectively	15	6
Common stock, $0.01 par value; 4,500,000 shares authorized, 573,951 and 573,951 outstanding respectively	574	574
Paid-in capital	12,831,738	8,435,667
Retained earnings (deficit)	(5,238,298)	(4,962,563)
Total Janel Corporation Stockholders' Equity	7,594,050	3,473,705
Non-controlling interest	932,553
Total Stockholders' equity (Note 8)	8,526,603	3,473,705
Total Liabilities and Stockholders' equity	33,573,467	23,711,705

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31		March 31
	2016	2015	2016	2015
	Consolidated	Consolidated	Consolidated	Consolidated

REVENUES	$16,649,378	$14,798,958	$39,223,003	$30,531,273

COST AND EXPENSES:
Cost of sales - manufacturing	305,291	-	305,291	-
Forwarding expenses	12,835,126	12,198,414	32,014,619	25,342,092
Selling, general and administrative	3,303,040	2,427,627	6,310,306	4,778,448
Depreciation and Amortization	128,802	79,852	227,344	157,701
TOTAL COSTS AND EXPENSES	16,572,259	14,705,893	38,857,560	30,278,241

INCOME From Operations	77,119	93,065	365,443	253,032

OTHER ITEMS:
Interest expense net of interest and dividend income	(139,702)	(133,478)	(276,773)	(256,675)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(62,583)	(40,413)	88,670	(3,643)
Income taxes (Note 9)	(23,390)	(4,000)	(38,577)	(8,000)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(85,973)	(44,413)	50,093	(11,643)
Loss From Discontinued Operations, net of tax (Note 7)	(159,239)	(63,244)	(183,177)	(82,351)

NET LOSS	(245,212)	(107,657)	(133,084)	(93,994)
Less: Net Income attributable to non-controlling interests	14,305		14,305

NET INCOME (LOSS)ATTRIBUTABLE TO JANEL CORPORATION SHAREHOLDERS	(259,517)	(107,657)	(147,389)	(93,994)
Preferred stock dividends (Note 8)	(67,411)	(59,692)	(128,346)	(120,627)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(326,928)	(167,349)	(275,735)	(214,621)

Income per share from continuing operations attributable to common shareholders:
Basic	$(0.150)	$(0.080)	$0.087	$(0.021)
Diluted	$(0.142)	$(0.075)	$0.081	$(0.020)

(Loss) per share from discontinued operations attributable to common shareholders:
Basic	$(0.277)	$(0.114)	$(0.319)	$(0.148)
Diluted	$(0.263)	$(0.107)	$(0.297)	$(0.140)

Net Income(Loss) per share attributable to common shareholders:
Basic	$(0.570)	$(0.301)	$(0.480)	$(0.386)
Diluted	$(0.539)	$(0.284)	$(0.447)	$(0.364)
Weighted average shares outstanding:
Basic	573,951	556,236	573,951	556,236
Diluted	606,624 (1)	588,941	616,998 (1)	588,941

	(1) subject to newly granted stock options		(1) subject to newly granted stock options

See notes to financial statements

Janel Corporation & Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

	COMMON STOCK		PREFERRED STOCK		PAID-IN	RETAINED		NON-CONTROLLING	TOTAL
	SHARES	$	SHARES	$	CAPITAL	EARNINGS	TOTAL	INTERESTS	EQUITY
Balance - 9/30/15	573,951	$574	26,771	$27	$8,435,667	$(4,962,563)	$3,473,705		$3,473,705

Aqcuisition of non-controlling interest								$918,248	$918,248

Preferred Stock Issuance	-	$-	8,705	9	4,352,654		$4,352,663		$4,352,663

Net income (Loss)	$-	$-	$-	$-	$-	$(147,389)	$(147,389)	$14,305	$(133,084)

Dividends to preferred shareholders	-	-	-	-	-	(128,346)	(128,346)		(128,346)

Stock Options issued	-	-	-	-	43,417	-	43,417	-	43,417

Balance - 3/31/16	573,951	$574	35,476	$36	$12,831,738	$(5,238,298)	$7,594,050	$932,553	$8,526,603

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudted)

	Consolidated
	6 MONTHS ENDED March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(133,084)	$(93,994)
Plus (loss) from discontinued operations	183,177	82,351
Adjustments to reconcile net loss to net	-
cash provided by (used in) operating activities:	-
Bad debt expense	1,372	(3,553)
Depreciation	27,666	8,368
Amortization of intangible assets	198,844	149,333
Amortization of imputed interest	27,786	40,625
Stock based compensation	32,050	33,508
Changes in operating assets and liabilities:	-
Accounts receivable	2,775,071	(403,659)
Inventory	10,740
Prepaid expenses and sundry current assets	(48,292)	61,133
Accounts payable and accrued expenses	(1,473,209)	(544,841)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	1,602,121	(670,729)
NET CASH USED IN DISCONTINUED OPERATIONS	(183,177)	(82,351)
	1,418,944	(753,080)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of property and equipment	(271,528)	(69,343)
(Acquisition) of Indco	(10,734,663)
Escrow refund - acquisition	-	20,830
NET CASH USED IN INVESTING ACTIVITIES	(11,006,191)	(48,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,500)	(7,500)
Proceeds , net of payments, from bank loans	5,787,473	334,907
Proceeds from sale of additional Preferred Series C	4,352,663
Proceeds , net of payments, from Related Party Note	129,258
(Repayment) of notes payable - Related Party	(500,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	9,761,894	327,407

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	174,647	(474,186)

CASH AND CASH EQUIVALENTS, beginning of the period	942,748	664,620
	-
CASH AND CASH EQUIVALENTS, end of period	$1,117,395	$190,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:	-
Interest	$261,816	$219,957
Income taxes	$38,577	$19,843
Non-cash financing activities:	-
Dividends declared to preferred stockholders	$128,346	$120,627
Intangible Assets acquired	$12,102,838	$-

See notes to financial statements

JANEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

On August 14, 2015 the Company entered into an Equity Interest Purchase Agreement (“EIPA”) by and among the Company, its wholly owned subsidiaries and the principal owners of Liberty International Inc. (“Liberty”) and its principal Owners. The Company completed the acquisition of all of the equity interests of Liberty pursuant to the terms of the EIPA on that day. As consideration for the equity interests, the Company paid $2,494,642 in cash to the former owners of Liberty at closing.

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

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the acquisition date, August 14, 2015. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed:

Fair Value

Cash	$133,077
Accounts receivable, net	2,677,492
Prepaid expenses and other current assets	48,308
Fixed assets	33,585
Accounts payable and other liabilities	(2,834,390)
Trademarks	320,000
Customer relationships	780,000
Goodwill	1,336,570
Purchase price	$2,494,642

C)	INDCO INC

On March 21, 2016, Janel Corporation (the “Company”) executed a Stock Purchase Agreement (the “Purchase Agreement”) with Indco, Inc, a Tennessee corporation based in Indiana which markets and sells specialty industrial mixers, and the principal stockholder of Indco, Tennessee Valley Ventures II, L.P. (the “Investment Stockholder”), for the purchase by the Company of approximately 97% of the outstanding common stock of Indco (the “Indco Shares”), representing approximately 91.65% of the beneficial ownership of Indco. The balance of Indco’s outstanding shares will continue to be held by Indco’s president, Mark Hennis. Closing of the transactions contemplated by the Purchase Agreement took place on the same day.

Under the terms of the Purchase Agreement, the purchase price for the INDCO Shares was $11,000,000, subject to certain closing adjustments as set forth in the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and covenants by each of the parties. The Purchase Agreement further provides that each party will indemnify the other for any breach of the Purchase Agreement by such indemnifying party, failure of any warranty or representation of such party or failure by such party to comply with any covenants or obligations under the Purchase Agreement, subject to certain monetary limitations on the indemnification obligations of INDCO and the Investment Stockholder.

INDCO will operate as a new business segment for the Company. Mark Hennis, president of INDCO, and Kris Wilberding, chief financial officer of INDCO, will continue in their roles pursuant to the terms of employment agreements, effective post-closing, entered into between INDCO and each of these individuals. The initial term of each employment agreement ends on March 20, 2018, and thereafter will renew for 1-year terms unless either party provides notice that it does not wish to renew. The Company will pay Mr. Hennis an annual salary of $180,000, and will pay Ms. Wilberding an annual salary of $120,000. Each employment agreement also provides that the employee is entitled to typical employee benefits and additional incentive compensation and contains customary restrictive covenants.

Purchase Price Allocation

In accordance with the acquisition method of accounting, the Company has estimated the allocation of the consideration to the net tangible and identifiable intangible assets based on their estimated fair values which are being determined by an independent valuation performed by a third party.

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the effective acquisition date, March 1, 2016 subject to receipt of the final appraisal from outside specialists. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed:

Fair Value

Cash	$377,653
Accounts receivable, net	620,632
Inventory	372,212
Prepaid expenses and other current assets	109,333
Fixed assets	155,050
Accounts payable and other liabilities	(1,690,202)
Note Payable – Related Party	$(129,258)
Customer relationships & other intangibles	3,961,960
Goodwill	8,140,878
Minority Interest	(918,258)
Purchase price	$11,000,000

4	INTANGIBLE ASSETS

A summary of intangible assets resulting from the AILP and PCL acquisitions and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$4,480,000	15 years
Goodwill	2,704,069
	7,184,069
Less accumulated amortization	460,444
	$6,723,625

A summary of intangible assets resulting from the Liberty acquisition and the estimated useful lives used in the computation of amortization is as follows:

Trademarks	$320,000	20 years
Customer relationships	780,000	20 years
Goodwill	1,336,570
	2,436,570
Less accumulated amortization	34,374
	$2,402,196

A summary of the estimated intangible assets value resulting from the INDCO acquisition and the estimated useful life contemplated and used in the computation of amortization is as follows:

Customer relationships & other	$3,961,960	15 years
Goodwill	8,140,878

	12,102,838
Less accumulated amortization	22,011
	$12,080,827

A summary of the changes in intangible assets is as follows:

2015
Balance – beginning of year	$9,302,653
Addition of INDCO estimated intangibles (includes minority interest)	12,102,839

Amortization	(198,844)
Balance – March 31 2016	$21,206,648

5	NOTE PAYABLE – BANK

(A)	Presidential Financial Corporation

On March 27, 2014, the Company and its wholly-owned subsidiaries, entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility (the “Presidential Facility”) which replaces Janel Group Inc.’s previous line of credit agreement with Community National Bank (“CNB”). On March 31, 2014, $1,282,673 of the Presidential Facility was used to repay the outstanding balances under the line of credit facility with CNB.

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

On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million. On October 9, 2014 there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. On August 18th 2015 a Fourth Amendment was executed and the Company can now borrow up to $10.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to 3.25 percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP, PCL and Liberty. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of March 31, 2016, there were outstanding borrowings of $5,438,584 under the Presidential Facility (which represented 54.4% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of $10,000,000.

The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined.

(B)	First Merchants Bank Credit Facility

On March 21, 2016, INDCO executed a Credit Agreement with First Merchants Bank (“First Merchants”) with respect to a $6 million Term Loan and $1.5 million (limited to the borrowing base and reserves) Revolving Loan. Interest will accrue on the Term Loan at an annual rate equal to the one month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest will accrue on the Revolving Loan at an annual rate equal to the one month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants credit facilities are secured by all of INDCO’s assets, and are guaranteed by the Company. The First Merchants credit facilities will expire on the fifth anniversary of the loans (subject to earlier termination as provided in the Credit Agreement) unless renewed.

6	LONG-TERM DEBT – RELATED PARTY

(A)	On October 1, 2015, the first of 3 annual earn out payments associated with the Alpha acquisition was made in the amount of $500,000.

Remaining Long-term debt to Related Party consists of the following:

	March 31, 2016	September 30, 2015
Non-interest bearing note payable to a related party, net of imputed interest due when earned (see Note 3A regarding the earn-out period).	$942,585	$1,414,799

Less current portion	(480,736)	(495,960)
	$461,849	$918,839

These obligations mature as follows:

2016		480,736
2017		461,849
		$942,585

(B)	On March 21st 2016, INDCO executed a note payable in the amount of $129,258 carried at a 1% interest rate, which represents a portion of Mark Hennis’s vested stock shares for which he is selling back to INDCO upon the transaction. This note is payable 90 days after transaction on or about June 20th 2016

7	DISCONTINUED OPERATIONS

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

Six Months Ended March 31	2016	2015

FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	-	-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	183,177	82,351
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	183,177	82,351

Interest expense	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(183,177)	$(82,351)

8	STOCKHOLDERS’ EQUITY

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

Series C Cumulative Preferred Stock

On August 25, 2014, the Company filed with the Nevada Secretary of State a Certificate of Designation for 7,000 shares of Series C Cumulative Preferred Stock, par value $0.001 per share (the “Series C Stock”) which was increased to 20,000 shares by a Certificate of Amendment to Certificate of Designation filed with the Nevada Secretary of State on March 23, 2016. On September 10, 2014 the Company sold 5,000 shares of Series C Cumulative Stock for $2,500,000. On September 24, 2014 the Company sold an additional 500 shares of the Series C Stock for $250,000, and on March 23, 2016 the Company sold an additional 8,705.33 shares for $4,352,663. Prior to March 23, 2016, holders of Series C Stock (“Series C Holders”) were entitled to receive annual dividends at a rate of 8.25% per annum of the original Series C Stock issuance price, or $10.00 per share subject to adjustment upon certain events (the “Original Issuance Price”), when, as and if declared by the Company’s Board of Directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Preferred Stock to a maximum rate of 14.25%. By the filing of the Certificate of Amendment on March 23, 2016, the annual dividend rate was decreased to 7.00% per annum of the Original Issuance Price, when, as and if declared by the Company’s Board of Directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Preferred Stock to a maximum rate of 13.0%. In the event of liquidation, Series C Holders shall be paid an amount equal to the Original Issuance Price, plus any accrued but unpaid dividends thereon. Shares of Series C Preferred Stock may be redeemed (1) by the Company at any time upon notice and payment of the Original Issuance Price, plus any accrued but unpaid dividends thereon (“Redemption Price”) or (2) by the Series C Holders at their option beginning on the fourth anniversary of the issuance of the Series C Preferred Stock for an amount equal to the Redemption Price.

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

On February 22, 2016, options to purchase 16,000 shares of common stock at an exercise price of $2.50 per share were granted to Karen Kenney, the remaining executive managing Liberty. The options are exercisable in three installments on each of February 2, 2017, 2018 and 2019. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $33,665 and since the options are granted immediately with restrictions regarding exercise in conjunction with the Plan, $33,665 has been expensed and results in a reduction to net income for the six months ended March 31, 2016.

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

On October 2, 2013, Casa OiliO Sperlonga, S.p.A. and Casa Oilio North America, LLC filed a law suit in the Supreme Court of the State of New Jersey County of Union against Ferrara International Logistics, Inc., Nicholas V. Ferrara, Gusto Italia, LLC, Janel-Ferrara Group, Janel-Ferrara Logistics, LLC, Janel Group of New York, Inc., Janel World Trade, Ltd., Mann Global Enterprises, LLC, Michael W. O’Gorman, and Tutto Italia USA, LLC (Case No. UNN-L-3511-13). The complaint alleges the non-payment of food product purchases by the Company’s discontinued food segment subsidiary totaling $1,046,241.  On March 9, 2016, the parties entered into a settlement agreement which settled all claims in the matter for a payment to the plaintiffs of $720,000 of which $240,000 was paid by the Company and the balance by the other defendants.  The settlement agreement included customary releases and a dismissal of all actions.

10	BUSINESS SEGMENT INFORMATION

The Company operates in two reportable segments which are full service cargo transportation and light industrial mixer manufacturing.

The following table presents selected financial information about the Company’s reportable segments for the six months ending and as of March 31st 2016. The figures presented for the mixer manufacturing segment are reflective of one month’s operating activity and ownership by Janel Corp.;

		Janel Group Inc	Indco
six months ended		Transportation	Mixer
2016	Consolidated	Logistics	Manufacturing

Revenues	39,223,003	38,510,698	712,306
Net Revenue/Gross Margin	6,903,093	6,496,079	407,014
Operating Income	365,443	171,059	194,384
Identifiable Assets	33,573,467	31,714,176	1,859,291
Capital Expenditures	22,416	2,905	19,511
Depreciation and Amortization	205,333	196,387	8,946
Equity	8,526,603	8,437,109	89,494

11	SUBSEQUENT EVENTS

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

overview

Janel Corporation is a holding company which operates in two industries. Its Janel Group operations provide logistics services for importers and exporters worldwide through its wholly-owned subsidiaries. As of Janel Corporation’s March 2016 acquisition of INDCO Inc., Janel Corporation also manufactures and sells light industrial mixers. Janel Corporation management focuses on significant capital allocation decisions, corporate governance and supporting its business units where appropriate.

Janel Corporation is domiciled in the state of Nevada and its corporate headquarters is located in Lynbrook, New York. The Company’s website is located at http://www.janelcorp.com. The Company makes available through the website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

Janel Corporation and its controlled subsidiaries have 119 employees, including two employees in our corporate headquarters.

results of operations

The following discussion and analysis addresses the results of operations for the six months ended March 31, 2016, as compared to the results of operations for the six months ended March 31, 2015. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. On March 21, 2016 the Company completed the acquisition of INDCO, Inc. Refer to Note 3 to the Consolidated Financial Statements.

Three months ended March 31, 2016 and 2015

Revenue. Total revenue from continuing operations for the three months ended March 31, 2016 was $16,649,378, as compared to $14,798,958 for the three months ended March 31, 2015, an increase of $1,850,420 or 12.5%. This increase is mainly the result of the acquisitions of Liberty and one month’s operations of INDCO. Net revenue (revenues minus forwarding expenses and other direct manufacturing costs) from continuing operations for the three months ended March 31, 2016 was $3,508,961, an increase of $908,417 or 34.9% as compared to net revenue of $2,600,544 for the three months ended March 31, 2015. This increase was due to increased freight forwarding business and is mainly the result of the acquisition of Liberty. The acquisition of the INDCO manufacturing operation provided for one month of additional net revenue of $407,014 and is expected to continue to provide for higher consolidated revenue and margins as compared to prior periods.

Forwarding Expense and Direct Manufacturing Costs. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments. direct manufacturing costs from continuing operations is primarily comprised of direct labor, materials and overhead costs applied to the INDCO operation.

For the three months ended March 31, 2016, forwarding expense and direct costs from continuing operations increased by $942,003, or 7.7%, to $13,140,417 as compared to $12,198,414 for the three months ended March 31, 2015, primarily as a result of higher revenue volume from the Liberty and INDCO acquisitions, and as a percentage of revenue decreased to 78.9% for the three months ended March 31 2016, from 82.4% for the three months ending March 31, 2015, a 3.5 percentage point decrease. This percentage decrease is principally the result of the loss of certain low margin customers who historically carried higher than average forwarding expense as a percentage of revenue. It is expected that INDCO’s higher margins will contribute to improved consolidated margins as compared to prior periods..

Selling, General and Administrative Expense. For the three months ended March 31, 2016 and 2015, selling, general and administrative expenses from continuing operations were $3,303,040 and $2,427,627, respectively, an increase of $875,413, or 36.1% when compared to the prior period. Included in the three months ended March 31, 2016 is an expense in the amount of $16,025 for the issuance of stock options (refer to Note 8C to the Consolidated Financial Statements). As a percentage of revenue, selling, general and administrative expenses were 19.8% and 16.4% of revenue for the three months ended March 31, 2016 and 2015, respectively, a 3.4 percentage point increase which is primarily due to certain overhead expenditure additions including acquisition and consolidation expenses.

Depreciation and Amortization. For the three months ended March 31, 2016 and 2015, depreciation and amortization expenses from continuing operations were $128,802 and $79,852, respectively, an increase of $48,950 or 61.3% and is the result of increased amortization expense associated with intangible assets in connection with the Liberty and INDCO acquisitions as well as other fixed assets obtained and depreciated from the Liberty and INDCO acquisitions (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the three months ended March 31, 2016 and 2015, interest expense from continuing operations was $139,702 and $133,478, respectively, an increase of $6,224. This increase is primarily the result of higher interest costs due to increased borrowings under bank credit facilities during the three months ended March 31, 2016 versus 2015 due to additional borrowings under our bank line of credit which were used as part of the consideration for the acquisition of Liberty, as well as one month’s interest on the First Merchants’ loans associated with the INDCO acquisition. Included in interest expense for the three months ended March 31, 2016 is imputed interest amortization in the amount of $13,893 in connection with the Alpha acquisition (refer to Note 6 to the Consolidated Financial Statements).

Loss From Continuing Operations Before Income Taxes. For the reasons stated above, the Company had a loss of ($62,583) for the three months ended March 31, 2016, compared to ($40,413) for the three months ended March 31, 2015.

Income Taxes.   The company recorded a net income tax provision of $23,390 and $4,000 for the three months ended March 31, 2016 and 2015, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. Additionally, the remaining lawsuit and expenses associated with it have been settled as of March 9 2016. It is expected that the settlement and its final legal costs represent the last of discontinued costs associated with this matter. The three months ended March 31, 2016 and 2015 reflect a loss from discontinued operations of ($159,239) and ($63,244), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income (Loss).   For the three months ended March 31, 2016 the Company recorded a net loss of ($245,212) and for the three months ended March 31, 2015, the Company recorded a net loss of ($107,657). Following payment of dividends on the Company’s Preferred Stock and reduction of non-controlling interest profits, net loss available to common shareholders for the three months ended March 31, 2016 was ($326,929) or ($0.454) per diluted share and net loss available to common shareholders for the three months ended March 31 2015 was ($167,349) or ($0.28) per diluted share.

Six months ended March 31, 2016 and 2015

Revenue. Total revenue from continuing operations for the six months ended March 31, 2016 was $39,223,003, as compared to $30,531,273 for the six months ended March 31, 2015, an increase of $8,691,730 or 28.5%. This increase is mainly the result of the acquisition of Liberty. Net revenue (revenues minus forwarding expenses and other direct manufacturing costs) from continuing operations for the six months ended March 31, 2016 was $6,903,093, an increase of $1,713,912 or 33.0% as compared to net revenue of $5,189,181 for the six months ended March 31, 2015. This increase was due to increased freight forwarding business and is mainly the result of the acquisition of Liberty. The acquisition of the INDCO manufacturing operation provided for one month of additional revenue of $712,306 and is expected to continue to provide for higher consolidated revenue and margins as compared to prior periods.

Forwarding Expense and Direct Manufacturing Costs. Forwarding expense from continuing operations is primarily comprised of the fees paid by Janel directly to cargo carriers to handle and transport its actual freight shipments on behalf of its customers between initial and final terminal points, and includes any trucking and warehousing charges related to the shipments. direct manufacturing costs from continuing operations is primarily comprised of direct labor, materials and overhead costs applied to the INDCO operation.

For the six months ended March 31, 2016, forwarding expense and direct costs from continuing operations increased by $1,713,912, or 33.0%, to $6,903,093 as compared to $5,189,181 for the six months ended March 31, 2015, primarily as a result of higher revenues from the Liberty and INDCO acquisitions, and as a percentage of revenue decreased to 82.4% for the six months ended March 31 2016, from 83.0% for the six months ending March 31, 2015, a 0.6 percentage point decrease. This percentage decrease is principally the result of the loss of certain low margin customers who historically carried higher than average direct costs as a % of revenue. It is expected that INDCO’s higher margins will contribute to improved consolidated margins as compared to prior periods..

Selling, General and Administrative Expense. For the six months ended March 31, 2016 and 2015, selling, general and administrative expenses from continuing operations were $6,310,306 and $4,778,448, respectively, an increase of $1,531,858, or 32.1% when compared to the prior year. Included in the six months ended March 31, 2016 is an expense in the amount of $32,050 for the issuance of stock options (refer to Note 8C to the Consolidated Financial Statements). As a percentage of revenue, selling, general and administrative expenses were 16.1% and 15.7% of revenue for the six months ended March 31, 2016 and 2015, respectively, a .4 percentage point increase which is primarily due to certain overhead expenditure additions including acquisition and consolidation expenses.

Depreciation and Amortization. For the six months ended March 31, 2016 and 2015, depreciation and amortization expenses from continuing operations were $227,344 and $157,701, respectively, an increase of $69,643 or 44.2% and is the result of increased amortization expense associated with intangible assets in connection with the Liberty and INDCO acquisitions as well as other fixed assets obtained and depreciated from the Liberty acquisition (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the six months ended March 31, 2016 and 2015, interest expense from continuing operations was $276,773 and $256,675, respectively, an increase of $20,098. This increase is primarily the result of higher interest costs due to increased borrowings under bank credit facilities during the six months ended March 31, 2016 versus 2015 due to additional borrowings under our bank line of credit which were used as part of the consideration for the acquisition of Liberty. Included in interest expense for the six months ended March 31, 2016 is imputed interest amortization in the amount of $27,786 in connection with the Alpha acquisition (refer to Note 6 to the Consolidated Financial Statements).

Income/(Loss) From Continuing Operations Before Income Taxes. For the reasons stated above, the Company had income of $88,670 for the six months ended March 31, 2016, compared to a loss of ($3,643) for the six months ended March 31, 2015.

Income Taxes.   The company recorded a net income tax provision of $38,577 and $8,000 for the six months ended March 31, 2016 and 2015, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. Additionally, the remaining lawsuit and expenses associated with it have been settled as of March 9 2016. It is expected that the settlement and its final legal costs represent the last of discontinued costs associated with this matter. The six months ended March 31, 2016 and 2015 reflect a loss from discontinued operations of ($183,177) and ($82,351), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income (Loss).   For the six months ended March 31, 2016 the Company recorded a net loss of ($133,084) and for the six months ended March 31, 2015, the Company recorded a net loss of ($93,994). Following payment of dividends on the Company’s Preferred Stock and reduction of non-controlling interest profits, net loss available to common shareholders for the six months ended March 31, 2016 was ($275,735) or ($0.45) per diluted share and net loss available to common shareholders for the six months ended March 31 2015 was ($214,621) or ($0.36) per diluted share.

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

Janel’s cash flow performance for the six months ending Mar 31, 2016 is not necessarily indicative of future cash flow performance.

As of March 31, 2016, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $174,647, or 18.5%, to $1,117,395 from $942,748. During the six months ended March 31, 2016, Janel’s net working capital (current assets minus current liabilities) decreased by ($941,061) to a negative ($5,953,352) at March 31, 2016, from a negative ($5,012,291) at September 30, 2015. This decrease is primarily due to the decrease in Accounts Receivable relative to Accounts Payable.

Cash flows from continuing operating activities. Net cash provided by continuing operating activities for the six months ended March 31, 2016 was $1,602,121 and net cash used in continuing operating activities for the six months ended March 31 2015 was ($670,729). The change was principally driven by an increase in the collection of outstanding accounts receivable, and deferment of Accounts Payable as well as slightly improved net income for the current period compared to the prior year.

Cash flows from discontinued operating activities. Net cash used in discontinued operating activities was $183,177 for the six months ended March 31, 2016 and $82,351 for the six months ending March 31, 2015.

Cash flows from investing activities. Net cash used in investing activities for the six months ended March 31, 2016, primarily due to the acquisition of INDCO was $11,006,091 as compared to $48,513 for the six months ending March 31, 2015.

Cash flows from financing activities. Net cash provided by financing activities was $9,761,894 for the six months ended March 31, 2016 and net cash provided by financing activities was $327,407 for the six months ended March 31 2015. The cash provided by financing activities for the six months ending March 31, 2016 was primarily the result of the debt instruments and newly subscribed Preferred Series C shares used to finance the purchase of INDCO offset by the first of three annual earn out payments due on the 2014 Alpha acquisition. The cash provided by financing activities for the six months ending March 31, 2015 was primarily due to increased borrowings under the bank line of credit.

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

On September 25, 2014 Janel entered into a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million. On October 9, 2014 a Third Amendment was executed whereby the Presidential Facility was increased to $7.0 million. On August 18 2015 a Fourth Amendment was executed and the Company can now borrow up to $10.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest accrues at an annual rate equal to 3.25 percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP, PCL and Liberty. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of March 31, 2016, there were outstanding borrowings of $5,438,584 under the Presidential Facility (which represented 59.9% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of $10,000,000. The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined.

First Merchants Bank Credit Faciliity. On March 21, 2016, INDCO executed a Credit Agreement with First Merchants Bank (“First Merchants”) with respect to a $6 million Term Loan and $1.5 million (limited to the borrowing base and reserves) Revolving Loan. Interest will accrue on the Term Loan at an annual rate equal to the one month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest will accrue on the Revolving Loan at an annual rate equal to the one month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants credit facilities are secured by all of INDCO’s assets, and are guaranteed by the Company. The First Merchants credit facilities will expire on the fifth anniversary of the loans (subject to earlier termination as provided in the Credit Agreement) unless renewed.

Working Capital Requirements. Our Janel Group business’s cash needs are currently met by commercial bank credit facilities and cash on hand. Actual working capital needs for the short and long terms will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition, and the cost associated with growing Janel Group, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under our bank line of credit are insufficient to meet cash needs, Janel Group will be required to obtain additional investment capital or debt funding to continue operations. Janel Group’s cash needs are currently met by the Presidential Facility and cash on hand. INDCO’s cash needs are currently met by the First Merchants credit facilities and cash on hand. As of March 31, 2016, the Company had $971,521 available under its $10.0 million Presidential Facility, $500,000 under its First Merchant’s Revolver loan and $1,117,395 in cash from operations and cash on hand. On October 30 2013, the Company issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $4.00 per share. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

Current Outlook

Full Service Cargo Transportation Logistics Management

Our results of operations are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel’s various current and prospective customers. Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of its international network and service offerings, and other similar and subtle forces. We cannot accurately forecast many of these factors nor can we estimate acurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

Industrial Mixer Manufacturing

INDCO was purchased as of March 1 2016 and consequently one month’s results of operations are contained herein. Results of operations are also largely affected by the general economic cycle, as INDCO has a large and diverse customer base dependent on consumer retail markets in many industries including paint, food, pharmaceutical, chemical and others. Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including holidays, consumer demand, economic conditions, the growth and diversification of its larger industrial customers and other similar and subtle forces. We cannot accurately forecast many of these factors nor can we estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

Janel is progressing with the implementation of its business plan and strategy to grow its revenue and profitability for fiscal 2016 and beyond through several avenues. Janel Corporation expects to continue to grow its businesses in part by completing acquisitions. Either we will acquire businesses that fit within our existing freight forwarding and logistics business portfolio, or we will expand our portfolio into new areas. In either case, there can be no assurance:

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

Revenue Recognition

Full-Service Cargo Transportation Logistics Management

Revenues are derived from airfreight, ocean freight and custom brokerage services. The Company’s transportation business, Janel Group Inc (“JGI”)., is a non-asset-based carrier and accordingly does not own transportation assets. Janel Group Inc. generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct carriers (airlines, steam ship lines, etc.) and reselling those services to its customers. By consolidating shipments from multiple customers and availing itself of its buying power, JGI is able to negotiate favorable rates from the direct carriers, while offering to its customers lower rates than the customers could obtain themselves.

Airfreight revenues include the charges for carrying the shipments when JGI acts as a freight consolidator. Ocean freight revenues include the charges for carrying the shipments when JGI acts as a Non-Vessel Operating Common Carrier (NVOCC). In each case, JGI is acting as an indirect carrier. When acting as an indirect carrier, JGI will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, JGI receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

Based upon the terms in the contract of carriage, revenues related to shipments where JGI issues a HAWB or a HOBL are recognized at the time the freight is tendered to the direct carrier. Costs related to the shipments are recognized at the same time.

Revenues realized when JGI acts as an agent for the shipper and does not issue a HAWB or a HOBL include only the commission and fees earned for the services performed. These revenues are recognized upon completion of the services.

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

The movement of freight may require multiple services. In most instances JGI may perform multiple services including destination break bulk and value added services such as local transportation, distribution services and logistics management. Each of these services has separate fee that is recognized as revenue upon completion of the service.

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

Industrial Mixer Manufacturing

Revenues are derived from the manufacture and shipment of industrial mixers to commercial customers. Revenue is recognized upon transfer of title to the customer and is recorded net of estimated provisions for discounts and returns.

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of comprehensive loss:

a.	accounts receivable valuation;
b.	Inventory Valuation
c.	the useful lives of long-term assets;
d.	the accrual of costs related to ancillary services the Company provides;
e.	accrual of tax expense on an interim basis; and
f.	deferred tax valuation allowance.

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

On October 2, 2013, Casa OiliO Sperlonga, S.p.A. and Casa Oilio North America, LLC filed a law suit in the Supreme Court of the State of New Jersey County of Union against Ferrara International Logistics, Inc., Nicholas V. Ferrara, Gusto Italia, LLC, Janel-Ferrara Group, Janel-Ferrara Logistics, LLC, Janel Group of New York, Inc., Janel World Trade, Ltd., Mann Global Enterprises, LLC, Michael W. O’Gorman, and Tutto Italia USA, LLC (Case No. UNN-L-3511-13). The complaint alleges the non-payment of food product purchases by the Company’s discontinued food segment subsidiary totaling $1,046,241.  On March 9, 2016, the parties entered into a settlement agreement which settled all claims in the matter for a payment to the plaintiffs of $720,000 of which $240,000 was paid by the Company and the balance by the other defendants.  The settlement agreement included customary releases and a dismissal of all actions.

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business.  While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designations of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
3.6	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.7	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.8	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2012, File No. 333-60608)
10.3	First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)
10.4	Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)
10.5	Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)
10.6	Fourth Amendment to the Loan and Security Agreement and Demand Secured Promissory Note, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.7	Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.8	Credit Agreement, effective as of February 29, 2016, by and between INDCO, Inc. and First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.9	Term Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.10	Revolving Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.11	Security Agreement, effective as of February 29, 2016, made by INDCO and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.12	Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.13	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, March 31, 2016 and September 30, 2015, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2016	JANEL CORPORATION
Registrant

/s/ Brendan Killackey
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian Aronson
Chief Financial Officer (Principal Financial Officer)

- 25 -