Form 10-Q
period 2016-06-30
JANEL CORP
filed 2016-08-09
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2016

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of June 30, 2016 was 573,951.

JANEL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Janel	Janel
	Consolidated	Consolidated
	June 30, 2016	September 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	575,901	942,748
Accounts receivable, net of allowance for doubtful accounts of $230,000 and $230,000 respectively	11,142,182	13,084,846
Inventory	410,869
Prepaid expenses and sundry current assets	264,987	200,708
Total current assets	12,393,939	14,228,302

PROPERTY AND EQUIPMENT, NET	212,162	77,492
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $717,568	21,052,577	9,302,653
Security deposits	103,258	103,258
Total other assets	21,155,835	9,405,911
Total assets	33,761,936	23,711,705

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable - bank	6,462,346	5,983,111
Accounts payable - trade	9,438,083	11,901,042
Accrued expenses and other current liabilities	1,526,970	860,480
Current portion of long-term debt - related party (Note 6) net of imputed interest	480,736	495,960
Total Current Liabilities	17,908,136	19,240,593

OTHER LIABILTIES:
Long-Term Debt	4,999,994
Long-Term Debt - Related Party (Note 6) net if imputed interest	476,017	918,839
L-T Deferred Tax Liability	1,373,974
Deferred Compensation (Note 2)	78,568	78,568
Total Other Liabilities	6,928,553	997,407
Total liabilities	24,836,688	20,238,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 Shares authorized and 20,000 and 20,000 Shares issued and outstanding respectively	20	20
Series B 5,700 Shares authorized and 1,271 and 1,271 Shares issued and outstanding respectively	1	1
Series C 20,000 Shares authorized and 14,205 and 5,500 Shares issued and outstanding respectively	15	6
Common stock, $0.01 par value; 4,500,000 shares authorized, 573,951 and 573,951 outstanding respectively	574	574
Paid-in capital	12,879,813	8,435,667
Temporary Equity to be eliminated	-
Retained earnings (deficit)	(4,923,060)	(4,962,563)
Total Janel Corporation Stockholders' Equity	7,957,363	3,473,705
Non-controlling interest	967,884
Total Stockholders' equity (Note 8)	8,925,247	3,473,705
Total Liabilities and Stockholders' equity	33,761,936	23,711,705

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30		June 30
	2016	2015	2016	2015
	Consolidated	Consolidated	Consolidated	Consolidated

REVENUES	$17,505,453	$16,650,954	$56,728,456	$47,182,227

COST AND EXPENSES:
Cost of sales - manufacturing	961,587	-	1,266,878	-
Forwarding expenses	12,157,139	13,861,741	44,171,758	39,203,833
Selling, general and administrative	3,460,936	2,247,701	9,798,908	7,034,517
Amortization of Intangible assets	203,237	74,668	402,915	224,001
TOTAL COSTS AND EXPENSES	16,782,899	16,184,109	55,640,459	46,462,350

INCOME From Operations	722,554	466,845	1,087,997	719,877

OTHER ITEMS:
Interest expense net of interest and dividend income	(199,892)	(116,937)	(476,665)	(373,612)

NET INCOME FROM CONTINUING OPS BEFORE INCOME TAXES	522,662	349,908	611,332	346,265
Income taxes (Note 8)	(36,604)	(17,773)	(75,181)	(25,773)

NET INCOME FROM CONTINUING OPERATIONS	486,058	332,135	536,151	320,492
Loss From Discontinued Operations, net of tax (Note 7)	(1,668)	(45,778)	(184,845)	(128,129)

NET INCOME	484,390	286,357	351,306	192,363
Less: Net Income attributable to non-controlling interests	35,331	-	49,636	-

NET INCOME ATTRIBUTABLE TO JANEL CORPORATION SHAREHOLDERS	449,059	286,357	301,670	192,363
Preferred stock dividends (Note 8)	(133,819)	(60,313)	(262,165)	(180,940)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	315,240	226,044	39,505	11,423

Income per share from continuing operations attributable to common shareholders:	$0.847	$0.597	$0.934	$0.576
	$0.781	$0.563	$0.873	$0.544

(Loss) per share from discontinued operations attributable to common shareholders:	$(0.003)	$(0.082)	$(0.322)	$(0.230)
	$(0.003)	$(0.078)	$(0.301)	$(0.217)

Net Income per share attributable to common shareholders:	$0.549	$0.406	$0.069	$0.021
	$0.506	$0.383	$0.064	$0.019

Weighted average shares outstanding:	573,951	556,779	573,951	556,779
	622,624 (1)	589,484	613,865 (1)	589,484

	(1) subject to newly granted stock options		(1) subject to newly granted stock options

 See notes to financial statements

Janel Corporation & Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

	COMMON STOCK		PREFERRED STOCK		PAID-IN	RETAINED		NON-CONTROLLING	TOTAL
	SHARES	$	SHARES	$	CAPITAL	EARNINGS	TOTAL	INTERESTS	EQUITY
Balance - 9/30/15	573,951	$574	26,771	$27	$8,435,667	$(4,962,563)	$3,473,705		$3,473,705

Aqcuisition of non-controlling interest								$918,248	$918,248

Preferred Stock Issuance	-	-	8,705	$9	$4,352,654		$4,352,663		$4,352,663

Net income	-	-	-	-	-	$301,669	$301,669	49,636	$351,305

Dividends to preferred shareholders	-	-	-	-	-	$(262,166)	$(262,166)		$(262,166)

Stock Options issued	-	-	-	-	$91,492	$-	$91,492	-	$91,492

Balance - 6/30/16	573,951	$574	35,476	$36	$12,879,813	$(4,923,060)	$7,957,363	$967,884	$8,925,247

See notes to financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudted)

	Consolidated	Consolidated
	9 MONTHS ENDED June 30,	9 MONTHS ENDED June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$351,306	$192,363
Plus (loss) from discontinued operations	184,845	128,129
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	341	(10,630)
Depreciation	62,592	14,135
Amortization of intangible assets	402,915	224,000
Amortization of imputed interest	41,954	61,339
Stock based compensation	91,492	59,533
Changes in operating assets and liabilities:
Accounts receivable	1,942,323	(1,296,552)
Inventory	(49,397)
Prepaid expenses and sundry current assets	(64,279)	59,338
Accounts payable and accrued expenses	(1,924,522)	1,469,885
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,039,570	901,540
NET CASH USED IN DISCONTINUED OPERATIONS	(184,845)	(128,129)
	854,725	773,411
CASH FLOWS FROM INVESTING ACTIVITIES:
(Acquisition) of property and equipment	(307,550)	(70,952)
(Acquisition) of Indco	(10,734,663)
Escrow refund - acquisition	-	20,830
NET CASH USED IN INVESTING ACTIVITIES	(11,042,213)	(50,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(11,250)	(11,250)
Proceeds , net of payments, from bank loans	5,479,229	(1,053,079)
Proceeds from sale of stock	4,352,663
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	9,820,642	(1,064,329)

DECREASE IN CASH AND CASH EQUIVALENTS	(366,846)	(341,040)

CASH AND CASH EQUIVALENTS, beginning of the period	942,748	664,620

CASH AND CASH EQUIVALENTS, end of period	$575,901	$323,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$476,665	$316,348
Income taxes	$75,181	$20,371
Non-cash financing activities:
Dividends declared to preferred stockholders	$262,165	$180,940
Intangible Assets acquired	$12,102,838	$-

See notes to financial statements

JANEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

3	ACQUISITIONS

(A)	ALPHA INTERNATIONAL, LP. AND PCL TRANSPORT, LLC.

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

On March 21, 2016, Janel Corporation (the “Company”) executed a Stock Purchase Agreement (the “Purchase Agreement”) with INDCO, Inc., a Tennessee corporation based in Indiana which markets and sells specialty industrial mixers (“INDCO”), and the principal stockholder of INDCO, Tennessee Valley Ventures II, L.P. (the “Investment Stockholder”), for the purchase by the Company of approximately 97% of the outstanding common stock of INDCO (the “INDCO Shares”), representing approximately 91.65% of the beneficial ownership of INDCO. The balance of INDCO’s outstanding shares will continue to be held by INDCO’s president, Mark Hennis. Closing of the transactions contemplated by the Purchase Agreement took place on the same day.

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

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. Until such time as the final third party valuation is complete, the Company has approximated the Goodwill to be 66% of the purchase price paid above the book value of net tangible assets

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the effective acquisition date, March 1, 2016. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed:

Fair Value

Cash	$377,653
Accounts receivable, net	620,632
Inventory	372,212
Prepaid expenses and other current assets	109,333
Fixed assets	155,050
Accounts payable and other liabilities	(1,690,202)
Note Payable (Related Party)	(129,258)
Customer relationships & other intangibles	7,700,000
Goodwill	4,402,838
Minority Interest	(918,258)
Purchase price	$11,000,000

4	INTANGIBLE ASSETS

A summary of intangible assets resulting from the AILP and PCL acquisitions and the estimated useful lives used in the computation of amortization is as follows:

Customer relationships	$4,480,000	15 years
Goodwill	2,704,069
	7,184,069
Less accumulated amortization	535,111
	$6,648,958

A summary of intangible assets resulting from the Liberty acquisition and the estimated useful lives used in the computation of amortization is as follows:

Trademarks	$320,000	20 years
Customer relationships	780,000	20 years
Goodwill	1,336,570
	2,436,570
Less accumulated amortization	48,124
	$2,388,446

A summary of the estimated intangible assets value resulting from the INDCO acquisition and the estimated useful life contemplated and used in the computation of amortization is as follows:

Customer relationships & other	$7,700,000	15-20 years
Goodwill	4,402,838
	12,102,838
Less accumulated amortization	134,332
	$11,968,506

A summary of the changes in intangible assets is as follows:

Balance – beginning of year	$9,302,653
Addition of INDCO estimated intangibles (includes minority interest)	12,102,839

Amortization	(352,915)
Balance – June 30, 2016	$21,052,577

5	NOTE PAYABLE – BANK

(A)	Presidential Financial Corporation

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

On September 25, 2014 there was a Second Amendment and the Presidential Facility was temporarily increased to $5.5 million. On October 9, 2014 there was a Third Amendment whereby the Presidential Facility was increased to $7.0 million. On August 18th 2015 a Fourth Amendment was executed and the Company can now borrow up to $10.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to 3.25 percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP, PCL and Liberty. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of June 30, 2016, there were outstanding borrowings of $6,462,346 under the Presidential Facility (which represented 64.6% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of $10,000,000.

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

6	LONG-TERM DEBT – RELATED PARTY

On October 1, 2015, the first of 3 annual earn out payments associated with the Alpha acquisition was made in the amount of $500,000.

Remaining Long-term debt to Related Party consists of the following:

	June 30,	September 30,
	2016	2015

Non-interest bearing note payable to a related party, net of imputed interest due when earned (see Note 3A regarding the earn-out period).	$956,753	$1,414,799

Less current portion	(480,736)	(495,960)
	$476,017	$918,839

These obligations mature as follows:

2016		480,736
2017		476,017
		$956,753

7	DISCONTINUED OPERATIONS

On August 28, 2013, the Company, and its wholly-owned subsidiary, Janel Group Inc. (collectively, the “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Allports Logistics Anchor Warehouse, LLC (the “Purchaser”), an entity affiliated with Nicholas V. Ferrara, a former director of the Company. Under the terms of the Agreement, the Purchaser purchased certain of the Seller’s assets (the “NJ Assets”) used by the Seller in the Company’s Hillside, New Jersey freight forwarding and logistics operations (the “NJ Business”). The Company had originally acquired its New Jersey operations from an affiliate of Mr. Ferrara in two transactions in 2008 and 2010. The sale price of the NJ Assets consisted of $401,067 in cash, and the assumption of all future lease obligations with respect to the three office and warehouse facilities from which the Company conducted its New Jersey operations. At the closing of the sale on August 30, 2013, the Seller used the cash portion of the purchase price to repay outstanding obligations secured by the NJ Assets, including the $229,241 outstanding balance on the Seller’s term loan from CNB, and an aggregate $58,245 on two outstanding equipment financing arrangements. Simultaneously with the closing Mr. Ferrara (i) paid the Company $110,000 for the release of restrictions on competition which were agreed to as part of the 2008 portion of the acquisition of the NJ Business and (2) returned to the Company the 34,286 restricted common shares that were previously issued as part of the 2010 portion of the acquisition of the NJ Business (the restricted common shares were subject to an earn out, however, none of the restricted common shares were earned). All of the expenses of the NJ Business from and after the closing are the responsibility of the Purchaser. The Company retained its pre-closing accounts receivable and accounts payable with respect to the NJ Business the net proceeds on these accounts receivable and payable will be used to further reduce the Company’s obligations to Community National Bank. As previously reported by the Company, as of September 30, 2012 the Company had determined that there was full impairment of the goodwill relating to its 2008 and 2010 acquisitions of the NJ Business, and recorded an impairment loss of $1,167,070 on September 30, 2012, representing the write-off of all of the goodwill acquired in those transactions. As a result of the sale of the NJ Business to the Purchaser, the Company recorded a write off of $1,562,061 associated with the customer list from the 2008 and 2010 acquisitions of the NJ Business.

As a result of the above, the Company elected to discontinue the operations of the NJ Business. Also, during June 2012 the Company elected to discontinue the operations of the food sales segment. The assets, liabilities and operations associated with the NJ Business and the food sales segment are summarized below.

Nine Months Ended June 30	2016	2015

FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	-	-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	184,845	128,129
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	184,845	128,129

Interest expense	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(184,845)	$(128,129)

8	INCOME TAXES

The provision for income taxes consists of state and local taxes only. No provision for federal income taxes is needed due to the utilization of net operating loss carryforwards.

9	STOCKHOLDERS’ EQUITY

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

On September 10, 2014, in connection with the employment agreement with John Joseph Gonzalez II, options to purchase 40,000 shares of common stock at an exercise price of $3.25 per share were granted to Mr. Gonzalez. The option vests in three installments: On each of September 10, 2015 and 2016, the option becomes exercisable with respect to 13,333 shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 13,333 shares.  Upon termination of Mr. Gonzalez’s employment, all unvested options terminate immediately and all unexercised options may be exercised for 90 days thereafter, except that if Mr. Gonzalez is terminated for cause as defined in the employment agreement or if Mr. Gonzalez accepts employment with a competitor of the Company without the Company’s consent, then all unexercised options terminate immediately. The fair value of the options was determined by using a Black Scholes Option Pricing Model was $169,800 and since the options vest over a period of three years resulted in a $14,150 reduction of net income for the three months ended June 30, 2016.

On December 29, 2014, options to purchase 5,000 shares of common stock at an exercise price of $4.50 per share were granted to Brendan Killackey. The option vests in three installments: On each of December 29, 2015 and 2016, the option becomes exercisable with respect to 1,667 shares and on December 29, 2017, the option becomes exercisable with respect to the remaining 1,666 shares. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $22,500 and since the options vest over a period of three years resulted in an $1,875 reduction to net income for the three months ended June 30, 2016.

On February 22, 2016, options to purchase 16,000 shares of common stock at an exercise price of $2.50 per share were granted to Karen Kenney, the remaining executive managing Liberty. The options are exercisable in three installments on each of February 2, 2017, 2018 and 2019. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $33,665 and since the options are granted immediately with restrictions regarding exercise in conjunction with the Plan, $33,665 has been expensed and results in a reduction to net income for the nine months ended June 30, 2016

D.	STOCK WARRANTS

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC (refer to Note 9(a), above), the Company issued warrants, all of which are currently outstanding, to purchase an aggregate 250,000 shares of common stock at $4 per share. The warrants expire on October 5, 2018. The Company has no other stock warrants outstanding.

10	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

11	BUSINESS SEGMENT INFORMATION

The Company operates in two reportable segments which are full service cargo transportation and light industrial mixer manufacturing.

The following table presents selected financial information about the Company’s reportable segments for the three months and nine months ending respectively as of June 30, 2016. The figures presented for the mixer manufacturing segment are reflective of four months’ operating activity and ownership by Janel Corp.;

three months ended		Janel Group Inc	Indco
June 30 2016		Transportation	Mixer
	Consolidated	Logistics	Manufacturing

Revenues	17,505,453	15,425,092	2,080,361
Net Revenue/Gross Margin	4,386,727	3,267,953	1,118,774
Operating Income	722,553	200,464	522,088
Identifiable Assets	33,761,934	32,017,310	1,744,624
Capital Expenditures	19,797	-	19,797
Amortization of intangibles	203,237	200,737	2,500
Equity	8,925,247	8,437,109	488,138

nine months ended		Janel Group Inc	Indco
June 30 2016		Transportation	Mixer
	Consolidated	Logistics	Manufacturing

Revenues	56,728,456	53,935,789	2,792,667
Net Revenue/Gross Margin	11,289,820	9,764,031	1,525,788
Operating Income	1,087,996	371,524	716,472
Identifiable Assets	33,761,934	32,017,310	1,744,624
Capital Expenditures	307,550	2,905	304,645
Amortization of intangibles	402,915	399,582	3,333
Equity	8,925,247	8,437,109	488,138

12	SUBSEQUENT EVENTS

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

overview

Janel Corporation is a holding company which operates in two industries. Its Janel Group operations provide logistics services for importers and exporters worldwide through its wholly-owned subsidiaries. Following Janel Corporation’s March 2016 acquisition of INDCO Inc., Janel Corporation also manufactures and sells light industrial mixers. Janel Corporation management focuses on significant capital allocation decisions, corporate governance and supporting its business units where appropriate.

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

results of operations

The following discussion and analysis addresses the results of operations for the nine months ended June 30, 2016, as compared to the results of operations for the nine months ended June 30, 2015. The discussion and analysis then addresses the liquidity and financial condition of the Company, and other matters. On March 21, 2016 the Company completed the acquisition of INDCO, Inc. Refer to Note 3 to the Consolidated Financial Statements.

Three months ended June 30, 2016 and 2015

Revenue. Total revenue from continuing operations for the three months ended June 30, 2016 was $17,505,453, as compared to $16,650,954 for the three months ended June 30, 2015, an increase of $854,499 of 5.1%. This increase is mainly the result of the acquisitions of INDCO and Liberty. Net revenue (revenues minus forwarding expenses and other direct manufacturing costs) from continuing operations for the three months ended June 30, 2016 was $4,386,727, an increase of $1,597,514 or 57.3% as compared to net revenue of $2,789,213 for the three months ended June 30, 2015. This increase was primarily due to the associated increased gross margins of the recently acquired INDCO business. The acquisition of the INDCO manufacturing operation provided for additional net revenue of $1,139,460 and is expected to continue to provide for higher consolidated revenue and margins as compared to prior periods.

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

For the three months ended June 30, 2016, forwarding expense and direct costs from continuing operations decreased by $743,015, or 5.4%, to $13,118,726 as compared to $13,861,741 for the three months ended June 30, 2015, this is primarily the result of volume in the transportation segment and direct costs related to the manufacturing segment. As a percentage of revenue, forwarding expenses were decreased to 74.9% for the three months ended June 30 2016, down from 83.2% for the three months ending June 30, 2015, an 8.3 percentage change. This percentage decrease is principally the result of the loss of certain low margin transportation customers as well as INDCO’s higher margins as compared to prior periods..

Selling, General and Administrative Expense. For the three months ended June 30, 2016, selling, general and administrative expenses from continuing operations were $3,460,936 as compared to $2,247,701 in the same period prior year. This represents an increase of $1,213,236, or 54.0% when compared to the prior period. As a percentage of revenue, selling, general and administrative expenses were 19.8% and 13.5% of revenue for the three months ended June 30, 2016 and 2015, respectively. This 6.3 percentage increase is primarily due to certain overhead expenditure additions including acquisition and consolidation expenses as well as a higher expenditures as a percentage of revenue in the manufacturing segment.

Depreciation and Amortization. For the three months ended June 30, 2016 and 2015, depreciation and amortization expenses from continuing operations were $229,573 and $80,434, respectively. This is an increase of $149,149 or 185.5% and is the result of increased amortization expense associated with intangible assets in connection with the Liberty and INDCO acquisitions, as well as other fixed assets obtained and depreciated from the Liberty and INDCO acquisitions (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the three months ended June 30, 2016 and 2015, interest expense from continuing operations was $199,892 and $116,937, respectively. This increase of $82,955 is primarily the result of higher interest costs resulting from borrowings under bank credit facilities during the three months ended June 30, 2016. These additional borrowings were used as part of the consideration for the acquisition of Liberty, and to pay the interest on the First Merchants’ loan associated with the INDCO acquisition. Included in interest expense for the three months ended June 30, 2016 is imputed interest amortization in the amount of $14,168 which is in connection with the Alpha acquisition (refer to Note 3 to the Consolidated Financial Statements).

Income From Continuing Operations Before Income Taxes. For the reasons stated above, the Company had income of $522,662 for the three months ended June 30, 2016, compared to $349,908 for the three months ended June 30, 2015.

Income Taxes.   The company recorded a net income tax provision of $36,604 and $17,773 for the three months ended June 30, 2016 and 2015, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. The three months ended June 30, 2016 and 2015 reflect a loss from discontinued operations of ($1,668) and ($45,778), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income.   For the three months ended June 30, 2016 the Company recorded net income of $484,390, and for the three months ended June 30, 2015, the Company recorded net income of $286,357. Following payment of dividends on the Company’s Preferred Stock and reduction of non-controlling interest profits, net income available to common shareholders for the three months ended June 30, 2016 was $315,240 or $0.51 per diluted share and net income available to common shareholders for the three months ended June 30 2015 was $226,044 or $0.38 per diluted share.

Nine months ended June 30, 2016 and 2015

Revenue. Total revenue from continuing operations for the nine months ended June 30, 2016 was $56,728,456, as compared to $47,182,227 for the nine months ended June 30, 2015, an increase of $9,546,229 or 20.2%. This increase is mainly the result of the acquisitions of Liberty and INDCO. Net revenue (revenues minus forwarding expenses and other direct manufacturing costs) from continuing operations for the nine months ended June 30, 2016 was $11,289,820, an increase of $3,311,426 or 41.5% as compared to net revenue of $7,978,394 for the nine months ended June 30, 2015. This increase was due to increased freight forwarding business through the Liberty acquisition. The acquisition of the INDCO manufacturing operation provides four months’ of additional net revenues of $1,552,973 since acquisition and is expected to continue to provide for higher consolidated revenue and margins as compared to prior periods.

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

For the nine months ended June 30, 2016, forwarding expense and direct costs from continuing operations increased by $6,234,803, or 15.9%, to $45,438,636 as compared to $39,203,833 for the nine months ended June 30, 2015. This is primarily the result of higher revenues from the Liberty and INDCO acquisitions. As a percentage of revenue, forwarding expenses decreased to 80.1% for the nine months ended June 30 2016, from 83.1% for the nine months ending June 30, 2015, a 3.0 percentage change. This percentage decrease is principally the result of the loss of certain low margin transportation customers who historically carried higher than average direct costs as a percentage of revenue. The Company anticipates that INDCO’s higher margins will contribute to improve consolidated margins as compared to prior periods.

Selling, General and Administrative Expense. For the nine months ended June 30, 2016 and 2015, selling, general and administrative expenses from continuing operations were $9,798,308 and $7,034,517, respectively. This is an increase of $2,764,392, or 34.6% when compared to the prior year. Included in the nine months ended June 30, 2016 is an expense in the amount of $91,492 for the issuance of stock options (refer to Note 9c to the Consolidated Financial Statements). As a percentage of revenue, selling, general and administrative expenses were 19.9% and 16.9% of revenue for the nine months ended June 30, 2016 and 2015, respectively. This 3.0 percentage increase which is primarily the result of certain overhead expenditure additions including acquisition and consolidation expenses as well as the manufacturing segment containing higher expenses as a percentage of revenue..

Depreciation and Amortization. For the nine months ended June 30, 2016 and 2015, depreciation and amortization expenses from continuing operations were $465,507 and $238,135, respectively. This is an increase of $227,372 or 95.5% and is the result of increased amortization expense associated with intangible assets in connection with the Liberty and INDCO acquisitions as well as other fixed assets obtained and depreciated from the Liberty acquisition (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Interest Expense. For the nine months ended June 30, 2016 and 2015, interest expense from continuing operations was $476,665 and $373,612, respectively, an increase of $103,053. This increase is primarily the result of higher interest costs resulting from increased borrowings under bank credit facilities during the nine months ended June 30, 2016 versus 2015. These additional borrowings which were used as part of the consideration for the acquisition of Liberty. Also included in interest expense for the nine months ended June 30, 2016 is imputed interest amortization in the amount of $41,954 in connection with the Alpha acquisition (refer to Note 6 to the Consolidated Financial Statements).

Income From Continuing Operations Before Income Taxes. For the reasons stated above, the Company recognized income of $611,332 for the nine months ended June 30, 2016, compared to income of $346,285 for the nine months ended June 30, 2015.

Income Taxes.   The company recorded a net income tax provision of $75,181 and $25,773 for the nine months ended June 30, 2016 and 2015, respectively. Both fiscal years reflect applicable state income taxes only as we have fully provided for a valuation allowance against the deferred tax asset.

Loss From Discontinued Operations. On August 28, 2013 the Company sold its New Jersey freight forwarding and logistics operations and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. The nine months ended June 30, 2016 and 2015 reflect a loss from discontinued operations of $184,845 and $128,129, respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income.   For the nine months ended June 30, 2016 the Company recorded a net income of $351,306, and for the nine months ended June 30, 2015, the Company recorded a net income of $192,363. Following payment of dividends on the Company’s Preferred Stock and reduction of non-controlling interest profits, net income available to common shareholders for the nine months ended June 30, 2016 was $39,505 or $0.06 per diluted share and net income available to common shareholders for the nine months ended June 30 2015 was $11,423 or $0.02 per diluted share.

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

Janel’s cash flow performance for the nine months ending June 30, 2016 is not necessarily indicative of future cash flow performance.

As of June 30, 2016, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by $366,846 or 38.9%, to $575,901 from $942,748. During the nine months ended June 30, 2016, Janel’s net working capital (current assets minus current liabilities) decreased by ($501,906) to a negative ($5,514,197) at June 30, 2016, from a negative ($5,012,291) at September 30, 2015. This decrease is primarily due to the decrease in Accounts Receivable relative to Accounts Payable.

Cash flows from continuing operating activities. Net cash provided by continuing operating activities for the nine months ended June 30, 2016 was $854,725 and net cash provided by continuing operating activities for the nine months ended June 30 2015 was $773,411. The change was principally driven by an increase in the collection of outstanding accounts receivable, and deferment of Accounts Payable as well as improved net income for the current period compared to the prior year.

Cash flows from discontinued operating activities. Net cash used in discontinued operating activities was $184,845 for the nine months ended June 30, 2016 and $128,129 for the nine months ending June 30, 2015.

Cash flows from investing activities. Net cash used in investing activities for the nine months ended June 30, 2016, primarily due to the acquisition of INDCO was ($11,042,213) as compared to ($50,122) for the nine months ending June 30, 2015.

Cash flows from financing activities. Net cash provided by financing activities was $9,820,642 for the nine months ended June 30, 2016 and net cash used in financing activities was ($1,064,329) for the nine months ended June 30 2015. The cash provided by financing activities for the nine months ending June 30, 2016 was primarily the result of the debt instruments and newly subscribed Preferred Series C shares used to finance the purchase of INDCO as well as increased borrowings on the bank line of credit, offset by the first of three annual earn out payments due on the 2014 Alpha acquisition. The cash provided by financing activities for the nine months ending June 30, 2015 was primarily due to decreased borrowings under the bank line of credit.

Presidential Financial Borrowing Facility. On March 27, 2014, the Company and its wholly-owned subsidiaries entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”), which, following several amendments, now provides for an up to $10.0 million revolving line of credit, limited to 85% of the aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement (the “Presidential Facility”). Interest accrues at an annual rate equal to 3.25 percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured by all of the assets of the Company, AILP, PCL and Liberty. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of June 30, 2016, there were outstanding borrowings of $6,462,346 under the Presidential Facility (which represented 64.6% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of $10,000,000. The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined.

First Merchants Bank Credit Facility. On March 21, 2016, INDCO executed a Credit Agreement with First Merchants Bank (“First Merchants”) with respect to a $6 million Term Loan and $1.5 million (limited to the borrowing base and reserves) Revolving Loan. Interest will accrue on the Term Loan at an annual rate equal to the one month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest will accrue on the Revolving Loan at an annual rate equal to the one month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants credit facilities are secured by all of INDCO’s assets, and are guaranteed by the Company. The First Merchants credit facilities will expire on the fifth anniversary of the loans (subject to earlier termination as provided in the Credit Agreement) unless renewed.

Working Capital Requirements. Our Janel Group business’s cash needs are currently met by commercial bank credit facilities and cash on hand. Actual working capital needs for the short and long terms will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition, and the cost associated with growing Janel Group, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under our bank line of credit are insufficient to meet cash needs, Janel Group will be required to obtain additional investment capital or debt funding to continue operations. Janel Group’s cash needs are currently met by the Presidential Facility and cash on hand. INDCO’s cash needs are currently met by the First Merchants credit facilities and cash on hand. As of June 30, 2016, the Company had $1,215,142 available under its $10.0 million Presidential Facility, $500,000 under its First Merchant’s Revolver loan and $575,901 in cash from operations and cash on hand. On October 30 2013, the Company issued five-year warrants to the investor for up to an additional $1,000,000 investment upon exercise for additional newly issued shares of the Company’s common stock at a price of $4.00 per share. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost associated with growing the Company either internally or through acquisition, competition, and the availability under our revolving credit facility, none of which can be predicted with certainty. If our cash flow and available credit are not sufficient to fund our working capital, the Company’s operations will be materially negatively impacted.

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

Industrial Mixer Manufacturing

INDCO was purchased as of March 1 2016 and consequently four month’s results of operations are contained herein. Results of operations are also largely affected by the general economic cycle, as INDCO has a large and diverse customer base dependent on consumer retail markets in many industries including paint, food, pharmaceutical, chemical and others. Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including holidays, consumer demand, economic conditions, the growth and diversification of its larger industrial customers and other similar and subtle forces. We cannot accurately forecast many of these factors nor can we estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

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

Revenue Recognition

A. Full-Service Cargo Transportation Logistics Management

Revenues are derived from airfreight, ocean freight and custom brokerage services. The Company’s transportation business, Janel Group Inc. (“JGI”)., is a non-asset-based carrier and accordingly does not own transportation assets. JGI generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct carriers (airlines, steam ship lines, etc.) and reselling those services to its customers. By consolidating shipments from multiple customers and availing itself of its buying power, JGI is able to negotiate favorable rates from the direct carriers, while offering to its customers lower rates than the customers could obtain themselves.

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

A. Industrial Mixer Manufacturing

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

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designations of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
3.6	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.7	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.8	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2012, File No. 333-60608)
10.3	First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)
10.4	Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)
10.5	Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)
10.6	Fourth Amendment to the Loan and Security Agreement and Demand Secured Promissory Note, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.7	Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.8	Credit Agreement, effective as of February 29, 2016, by and between INDCO, Inc. and First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.9	Term Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.10	Revolving Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.11	Security Agreement, effective as of February 29, 2016, made by INDCO and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.12	Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.13	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, June 30, 2016 and September 30, 2015, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: Aug 9, 2016	JANEL CORPORATION
Registrant

/s/ Brendan Killackey
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian Aronson
Chief Financial Officer (Principal Financial Officer)