Form 10-K
period 2016-09-30
JANEL CORP
filed 2016-12-22
CIK 1133062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2016 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ________.

Commission file number: 333-60608

JANEL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	86-1005291
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

303 Merrick Road, Suite 400, Lynbrook, NY	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(516) 256-8143

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2016, was $1,434,878.

The number of shares of Common Stock outstanding as of December 18, 2016 was 573,951.

JANEL CORPORATION

2016 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Janel Corporation (“Janel,” “Company,” or “Registrant”) is a holding company with subsidiaries in two business segments: Global Logistics Services and Manufacturing. The Company’s Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as “Janel Group.” The Company’s Manufacturing segment comprises its majority-owned INDCO subsidiary, which manufactures and distributes industrial mixing equipment. Janel is a successor to a business originally formed in 1975. Janel is domiciled in the state of Nevada. Its corporate headquarters is in Lynbrook, New York. Its website is located at http://www.janelcorp.com.

Janel’s management focuses on significant capital allocation decisions, corporate governance and supporting its subsidiaries where appropriate. The Company expects to grow through its subsidiaries’ organic growth and by completing acquisitions. Janel either will acquire businesses within its existing segments, or it will expand its portfolio into new segments. Janel’s acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

In September 2014, the Company purchased the equity of Alpha International / President Container Lines (“Alpha/PCL”), a global logistics services company. Approximately one year later, it purchased the equity of Liberty International, Inc. (“Liberty”). These companies, along with the legacy Janel Group, comprise Janel Corporation’s global logistics services segment, which focuses on international transportation and customs clearance. In March 2016, the Company purchased INDCO, Inc. (“INDCO”) in order to diversify cash flow streams. INDCO comprises Janel Corporation’s manufacturing segment.

Janel and its consolidated subsidiaries employ 108 full-time and five part-time people in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good.

Global Logistics Services

The Company’s Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as “Janel Group.” We acquired Alpha/PCL in September 2014 and Liberty in August 2015 in order to add markets and specialties to Janel Group’s logistics offerings.

Janel Group operates out of eight leased, full-service locations in the United States: Lynbrook (New York), New York (headquarters, operations and accounting); Edison (Newark), New Jersey; Essington (Philadelphia), Pennsylvania; Elk Grove Village (Chicago), Illinois; Forest Park (Atlanta), Georgia; Torrance (Los Angeles), California; Pawtucket (Providence), Rhode Island; and Boston, Massachusetts. Janel Group maintains a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

Janel Group helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking. During the fiscal year ended September 30, 2016, Janel Group handled over 50,000 individual import and export shipments originating or terminating in the United States, Europe and Asia. Approximately 70% of the revenue from this activity related to imports, 12% to exports, and 18% to break-bulk, forwarding and other services. Janel Group has one customer that accounts for approximately 10.4% of Janel Corporation’s total revenues in fiscal 2016.

Janel Group earns flat fees for certain services, such as customs entry filing. For brokered services, Janel Group earns the difference between the rate charged by a service provider and the rate Janel Group charges the customer for the provider’s service. Janel Group’s freight consolidation activities, in addition to on-going volume-based relationships with providers, allows Janel Group to command preferred service rates that can be passed on profitably to the customer.

The logistics industry is highly fragmented, with low barriers to entry and intense competition. Janel Group competes against providers ranging in size from “mom-and-pop” businesses to multi-billion dollar, multi-national firms with hundreds of offices worldwide. Many Janel Group customers utilize more than one logistics provider.

The global forwarding industry requires dealings in currencies other than the U.S. Dollar. As a result, Janel Group is exposed to the inherent risks of international currency markets and governmental interference. Some countries in which Janel Group maintains agent relationships have currency control regulations that influence Janel Group’s ability to hedge foreign currency exposure. Janel Group tries to compensate for these exposures by accelerating international currency settlements among those agents.

Historically, Janel Group’s quarterly operating results have been subject to seasonal trends. The fiscal second quarter has traditionally been the weakest and the fiscal third and fourth quarters have traditionally been the strongest. This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and other similar and subtle forces. This historical seasonality has also been influenced by the growth and diversification of Janel Group’s international network and service offerings.

A significant portion of Janel Group’s revenues are derived from customers in industries with shipping patterns tied to consumer demand and/or just-in-time production schedules. Many of Janel Group’s customers may ship a significant portion of their goods at or near the end of a quarter. Therefore, the timing of Janel Group revenues is, to a large degree, affected by factors beyond its control, such as shifting consumer demand for retail goods and manufacturing production delays. Janel Group cannot accurately forecast many of these factors, nor can it estimate the relative impact of any given factor. Therefore, there is no assurance that historical patterns will continue in the future.

Interstate and international transportation of freight is highly regulated. Failure to comply with applicable state and federal regulations, or to maintain required permits or licenses, can result in substantial fines or revocation of operating permits or authorities imposed on both transportation intermediaries and their shipper customers. We cannot give assurance as to the degree or cost of future regulations on our business. Some of the regulations affecting our current and prospective operations are described below.

Janel Group’s activities in the air transportation industry in the United States are subject to regulation by the Department of Transportation as an indirect air carrier. Janel Group’s overseas offices and agents are licensed as freight forwarders in their respective countries of operation, and each of Janel Group’s offices is licensed as a freight forwarder by the International Air Transport Association (“IATA”). IATA is a voluntary association of airlines which prescribes certain operating procedures for freight forwarders acting as agents of its members. Most of Janel Group’s freight forwarding business is conducted with airlines that are IATA members.

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

Janel Group is subject to U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which Janel Group operates. Although current operations have not been significantly affected by compliance with these environmental laws, the Company cannot predict what impact future environmental regulations may have on Janel Group. Janel Group does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

Manufacturing

Purchased in March 2016, the Company’s Manufacturing segment comprises its majority-owned INDCO subsidiary, which manufactures and distributes industrial mixing equipment. INDCO’s headquarters and manufacturing operations are located in a single leased facility in New Albany, Indiana.

INDCO provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include over 2,500 standard product configurations, both manufactured and distributed, available for order from INDCO’s website and its print catalog, mailed quarterly. In addition, INDCO manufactures custom-designed mixing solutions that INDCO helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2016, INDCO made approximately 6,000 individual shipments to customers. INDCO generated gross revenue of approximately $7.6 million in fiscal 2016 and $7.3 million in fiscal 2015. In fiscal 2016, approximately 81% of INDCO’s revenue came from manufacturing activity. The remainder came from distribution activity.

The industrial mixer manufacturing industry is highly fragmented with low barriers to entry. INDCO competes with companies of all sizes based on a combination of pricing, lead-times, service, quality and ability to reach customers through internet presence and catalog circulation.

Government regulation directly governing INDCO’s industrial mixer product line is minimal. Changing energy efficiency standards, however, as mandated by the Department of Energy, can, over time, affect electric motor manufacturers whose products are used by INDCO.  Historically, these changes have resulted in only minor changes to the product line.

INDCO is subject to U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Although current operations have not been significantly affected by compliance with these environmental laws, the Company cannot predict what impact future environmental regulations may have on INDCO. INDCO does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

ITEM 1A.	RISK FACTORS

An investment in Janel’s Common Stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect Janel are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

Janel intends to continue expansion through acquisition.

Janel expects to grow its businesses in part by completing acquisitions. Janel either will acquire businesses within its existing segments, or it will expand its portfolio into new segments. In either case, there can be no assurance:

•	that Janel’s financial condition will be sufficient to support the funding needs of an expansion program;
•	that acquisitions will be successfully consummated or will enhance profitability; or
•	that any expansion opportunities will be available upon reasonable terms.

Janel expects future acquisitions to encounter risks similar to those that past acquisitions have encountered, such as:

•	difficulty in assimilating the operations and personnel of the acquired businesses;
•	potential disruption of ongoing business;
•	the inability of management to realize the projected operational and financial benefits from the acquisition or to maximize financial and strategic benefits through the incorporation of acquired personnel and clients;
•	the maintenance of uniform standards, controls, procedures and policies; and
•	the impairment of relationships with employees and clients resulting from integration of new management.

Janel expects that any future acquisitions could provide for consideration to be paid in cash, stock or a combination of cash and stock. There can be no assurance that any of these acquisitions will be completed. If an acquired entity is not efficiently or completely integrated, then Janel’s business, financial condition and operating results could be materially adversely affected.

Janel may not have sufficient working capital to continue operations.

Janel’s cash needs are currently met by commercial bank credit facilities and cash on hand. Actual working capital needs for the short and long terms will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition, and the cost associated with growing, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under our bank lines of credit are insufficient to meet cash needs, Janel will be required to obtain additional investment capital or debt funding to continue operations.

Janel’s businesses are dependent upon key employees.

Janel believes that the success of its subsidiaries is highly dependent on the continuing efforts of certain key employees, some of whom are subject to employment agreements. The loss of the services of any of these key personnel could have a material adverse effect on business.

Janel’s officers and directors control the Company.

The officers and directors of the Company control the vote of approximately 53.6% of the outstanding shares of Common Stock, including the options to purchase shares that have been granted to key employees of the Company. As a result, the officers and directors of the Company control the election of the Company’s directors and will have the ability to control the affairs of the Company. Furthermore, an investor in the Company has the right to appoint 50% of the members of the Company’s Board of Directors. As a result, these officers, directors and shareholders have controlling influence over, among other things, the ability to amend the Company’s Certificate of Incorporation and By-Laws or effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity.

Terrorist attacks and other acts of violence or war may affect any market on which the Company’s shares trade, the markets in which the Company’s subsidiaries operate, and the Company’s business operations and profitability.

Terrorist acts or acts of war or armed conflict could negatively affect Janel’s business operations. Any of these acts could result in increased volatility in, or damage to, the U.S. and worldwide financial markets and economy, and could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. They could also result in a continuation of the current economic uncertainty in the United States and abroad. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause a reduction in demand for our businesses. This would have a corresponding negative effect on our Janel Group’s operations. Also, terrorist activities like those experienced on September 11, 2001 could result in another halt of trading of securities, which could also have an adverse effect on the trading price of Janel Corporation shares and overall market capitalization.

Economic and other conditions in the markets in which Janel operates can affect demand for services and results of operations.

Janel’s future operating results are dependent upon the economic environments of the markets in which it operates. Demand for services could be adversely affected by economic conditions in the industries of Janel’s customers. We expect the demand for Janel’s services (and, consequently, results of operations) to continue to be sensitive to domestic and, increasingly, global economic conditions and other factors beyond Janel’s control.

Risk Factors Unique to our businesses

Janel Group faces aggressive competition from freight carriers with greater financial resources and with companies that operate in areas that Janel Group plans on expanding to in the future.

Janel Group faces intense competition within the freight industry on a local, regional, national and global basis. Many of Janel Group’s competitors have much larger facilities and far greater financial resources. In the freight forwarding industry, Janel Group competes with a large and diverse group of freight forwarding concerns, commercial air and ocean carriers and a large number of locally established companies in geographic areas where Janel Group does business or intends to do business in the future. The loss of customers, agents or employees to competitors could adversely impact Janel Group’s ability to maintain profitability.

In addition, the transport of freight, both domestically and internationally, is highly competitive and price sensitive and new competitors emerge annually. Changes in the volume of freight transported, shippers’ preferences as to the timing of deliveries as a means to control shipping costs, economic and political conditions, both in the United States and abroad, work stoppages, United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation may all have significant impact on Janel Group’s overall business, growth and profitability.

Janel Group’s ability to serve its customers depends on the availability of cargo space from third parties.

Janel Group’s ability to serve its customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that Janel Group uses. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular shipment lanes at particular times. This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond Janel Group’s control. Janel Group’s future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines or ocean carriers for cargo space.

Events affecting the volume of international trade and international operations could adversely affect Janel Group’s international operations.

Janel Group’s international operations are directly related to, and dependent on, the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as Janel Group’s international operations, is influenced by many factors, including:

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

Failure to comply with governmental permit and licensing requirements or statutory and regulatory requirements could result in civil and criminal sanctions, fines or revocation of Janel Group’s operating authorities, and changes in these requirements could adversely affect Janel Group’s businesses.

Janel Group’s operations are subject to various state, local, federal and foreign statutes and regulations prohibiting various activities that in many instances require permits and licenses. Failure to maintain compliance with applicable law and regulations, required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of Janel Group’s operating authorities. Moreover, government deregulation efforts, “modernization” of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect Janel Group’s business specifically.

INDCO faces aggressive competition from competitors with greater financial resources.

INDCO is a producer of industrial mixers and mixing equipment for a variety of industries. This market is addressed by companies ranging in size from large, publicly held concerns with resources greater than those of INDCO to small privately-owned entities. New competitors emerge annually, particularly in the online marketing space.

INDCO relies on a single location to manufacture its products.

INDCO’s business operates out of a single location in New Albany, Indiana. The company employs lean manufacturing techniques and therefore carries little inventory. Should the location be disrupted for any reason, INDCO’s ability to manufacture its products and to service its customers could be impaired.

Risk Factors Relating to the Company’s Articles of Incorporation and our Stock

The liability of our directors is limited.

Janel’s Articles of Incorporation limit the liability of directors to the maximum extent permitted by Nevada law.

It is unlikely that the Company will issue dividends on its Common Stock in the foreseeable future.

Janel has never declared nor paid cash dividends on its Common Stock, and it does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the board of directors.

The Company’s stock price is subject to volatility.

Janel Common Stock trades on the OTC Bulletin Board under the symbol “JANL”. The market price of Janel Common Stock has been subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of Janel securities.

The Company has no assurance of a continued public trading market.

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

Janel’s executive offices are located in approximately 6,800 square feet of leased space in Lynbrook, New York. The lease term ends January 31, 2020. Annual base rent is $172,886 for 2017, and rent may increase annually by approximately 3.5%.

As of September 30, 2016, Janel Group leased office space in eight cities located in the United States.

As of September 30, 2016, INDCO leased office and manufacturing space in a single facility in New Albany, Indiana. The lease term ends July 31, 2020. Annual rent is $68,760. There is an option to renew for five years, subject to a Consumer Price Inflation increase from July 1, 2015 to renewal date.

ITEM 3.	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Year Ended September 30, 2016

First Quarter	High	$3.80
	Low	$1.30

Second Quarter	High	$3.40
	Low	$2.50

Third Quarter	High	$3.57
	Low	$2.25

Fourth Quarter	High	$8.00
	Low	$2.76

Fiscal Year Ended September 30, 2015

First Quarter	High	$4.50
	Low	$2.00

Second Quarter	High	$5.49
	Low	$3.00

Third Quarter	High	$3.25
	Low	$2.55

Fourth Quarter	High	$4.20
	Low	$1.65

On April 15, 2015, the Company filed with the Nevada Secretary of State a Certificate of Change providing for a one-for-fifty reverse stock split (“Reverse Stock Split”). This change took effect April 21, 2015. The Company issued one share of Common Stock for every fifty shares of Common Stock held as of the close of business on April 20, 2015. To avoid the issuance of fractional shares in connection with the Reverse Stock Split, if a shareholder would be entitled to receive a fractional share, such shareholder instead received a whole share.

As a result of the above, all relevant information relating to the number of shares, options and per share information have been retrospectively adjusted within these consolidated financial statements to reflect the Reverse Stock Split for all periods presented.

On December 18, 2016, the Company had 56 holders of its shares of Common Stock. The closing price of the Common Stock on that date was $8.00 per share.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

The following discussion and analysis addresses the results of operations for our business subsidiaries, Janel Group and INDCO, as well as for Janel Corporation as a whole, for the fiscal year ended September 30, 2016. The discussion with respect to Janel and Janel Group includes comparison to the results of operations for the fiscal year ended September 30, 2015. Janel acquired a majority interest in INDCO in March 2016, and, therefore, only the results of INDCO operations since March 1, 2016 are included in this discussion. The discussion and analysis then addresses liquidity and financial condition of Janel Group and INDCO and the Company as a whole, and other matters.

The Company’s global logistics services segment comprises several wholly-owned subsidiaries, collectively known as “Janel Group.” Janel Corporation completed the acquisition of all the equity of Liberty International, Inc. (“Liberty”), a Rhode Island-based global logistics services company, on August 14, 2015. Therefore, included in the fiscal year ended September 30, 2015 results are the operations of Liberty beginning August 14, 2015.

The Company’s manufacturing segment comprises its majority-owned INDCO subsidiary, which manufactures and distributes industrial mixing equipment.

Certain amounts included in the 2015 financial statements have been reclassified to conform to 2016 presentation.

Results of Operations

Global Logistics Services - Years ended September 30, 2016 and 2015

Revenue. Total revenue from continuing operations for fiscal 2016 was $70,596,132, as compared to $74,740,145 for the same period of fiscal 2015, a decrease of ($4,144,013) or 5.5% decrease. This decrease is mainly the result of the loss of certain high revenue, lower margin customers partially offset by the acquired Liberty business and other organic growth. Net revenue (revenue minus forwarding expense) from continuing operations in fiscal 2016 was $13,149,015, an increase of $1,550,145 or 13.4% as compared to net revenue of $11,598,870 for fiscal 2015. This increase is mainly the result of net revenue from the acquisition of Liberty partially offset by losses from certain lower margin customers.

Forwarding Expense. Forwarding expense from continuing operations primarily includes fees paid by Janel Group directly to cargo carriers to handle and transport freight shipments on behalf of its customers between initial and terminal points, including any trucking and warehousing charges related to the shipments.

For fiscal 2016, forwarding expense from continuing operations decreased by $5,694,158, or 9.0%, to $57,447,117 as compared to $63,141,275 for fiscal 2015 and as a percentage of revenue decreased to 81.4% for fiscal 2016, from 84.5% for fiscal 2015, a 3.1 percentage point decrease. This percentage decrease is principally the result of losses of low margin customers as well as other net organic margin increases.

Selling, General and Administrative Expense. For fiscal 2016, certain items have been categorized as “corporate” expenses attributable to overall management of Janel and other non-segment specific activities. As such, these expenses, and the corresponding 2015 items, are discussed under Janel Corporation’s “Corporate Selling, General and Administrative Expenses”, below. The following discussion of transportation selling, general and administrative expenses excludes those same “Corporate” items from the 2015 figures discussed.

Selling, general and administrative expenses from continuing operations for 2016 and 2015 were $10,747,590 and $9,238,974, respectively, an increase for 2016 of $1,508,616, or 16.3%, when compared to the prior year. The increase was mainly from the full year impact of the addition of the Liberty business, partially, offset by reductions in selling, general and administrative expenses, and staff and payroll costs across the rest of the logistics business. As a percentage of revenue, selling, general and administrative expenses were 15.2% and 12.4% of revenue for fiscal 2016 and 2015, respectively, a 2.8 percentage point increase, which is mainly a function of the decrease in low margin revenue and the addition of a full year of the Liberty business offset by certain full year impact of cost reduction initiatives successfully implemented in 2015 and 2016.

Interest Expense. For fiscal 2015 and 2014, interest expense from continuing operations was $505,175 and $504,445, respectively, an increase of $730. Increased borrowings to the line associated with the Liberty acquisition were mostly offset by improved bank facility terms.

Income from Continuing Operations before Income Taxes. For the reasons stated above, Janel Group earned income before taxes from continuing operations of $1,896,250, for fiscal 2016, as compared to $1,855,451 for the fiscal year ended 2015.

Income Taxes. Janel Group recorded a net income tax provision of $73,840 and $150,000 for fiscal 2016 and 2015, respectively. For fiscal year 2015, the tax provision reflects only state income taxes as we have fully provided for a valuation allowance against the corporate deferred tax asset. Of the $150,000 income tax provision for fiscal 2015, $81,000 was due to the reversal of a previous under-accrual to the balance sheet.

Net Income. Janel Group earned net income of $1,822,450 for fiscal year ended 2016 as compared to net income of $1,705,451 for the fiscal year ended 2015.

Manufacturing – For seven months ended September 30, 2016

Revenue. Total revenue from continuing operations for fiscal 2016 was $4,740,671, representing seven months of operations from March 1 through September 30, 2016, the period of Janel ownership. Gross profit in fiscal 2016 was $2,648,645.

Cost of Sales - Manufacturing. Cost of sales for manufacturing for fiscal 2016 was $2,092,026, representing seven months of operations from March 1 through September 30, 2016, the period of Janel ownership.

Selling, General and Administrative Expense. For the period March 1 through September 30, 2016, selling, general and administrative expense for the Manufacturing segment was $1,432,788.

Interest Expense. For the seven month period of operations from March 1 through September 30, 2016, interest expense was $169,402 representing servicing of the term loan described in Note 5 to the Consolidated Financial Statements included in this Report.

Income From Operations before Income Taxes. For the reasons stated above, INDCO earned $1,040,622 in income before taxes for the seven-months of fiscal 2016 under Janel ownership.

Income Taxes. INDCO recorded an income tax provision for fiscal year 2016 of $412,500, representing seven months of operations from March 1 through September 30, 2016, the period of Janel ownership.

Net Income INDCO earned income of $628,122, representing seven months of operations from March 1 through September 30, 2016, the period of Janel ownership

Janel Corporation - Years ended September 30, 2016 and 2015

Corporate Selling, General and Administrative Expenses. The expenses for 2016 and 2015 include an expense in the amount of $119,639 and $82,225, respectively, for the issuance of stock options (refer to Note 8C of the Consolidated Financial Statements) and $206,267 and $63,080 of acquisition related expenses in 2016 and 2015, respectively. Also included in 2016 are increased expenses associated with the expansion of the Board of Directors, corporate management team and non-segment specific resources. Corporate selling, general and administrative expenses were $975,709 and $516,151 or 1.3% and 0.7% of total Company revenue respectively for fiscal 2016 and 2015.

Amortization of Intangibles. For 2016 and 2015, corporate amortization expenses associated with intangible assets from acquisitions, were $588,748 and $305,541, respectively. These amounts do not include the amortization associated with the INDCO term loan origination fee. This is an increase of $283,207, or 92.7%, the result of increased amortization expense associated with intangible assets in connection with the Liberty and INDCO acquisitions, as well as other fixed assets obtained and depreciated from the Liberty and INDCO acquisitions (refer to Notes 3 and 4 to the Consolidated Financial Statements).

Loss from Discontinued Operations. On August 28, 2013, the Company sold its New Jersey freight forwarding and logistics operations, and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and some ongoing expenses associated with the food segment are included in discontinued operations. Fiscal 2016 and 2015 reflect a loss from discontinued operations of ($202,340) and ($244,039), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income. Janel earned income of $3,195,750 as compared to net income of $639,720, for the fiscal years ended 2016 and 2015, respectively. Net income available to common shareholders for fiscal 2016 and 2015 was $2,800,569 or $4.47 per diluted share and $397,845 or $0.67 per diluted share, respectively.

In 2016, a deferred tax asset was established to reflect the Net Operating Loss carryforward, which is expected to be used through ongoing profitability. The amount of net income attributable to this tax asset establishment is $2,595,000.

The remaining increase to net income is primarily due to the addition of the INDCO and Liberty profitability as well as full year realization from 2015 and 2016 cost initiatives as compared to prior year, offset by certain lower-margin customer losses and corporate cost increases associated with the expansion of Janel Corporation as a holding company.

Liquidity and Capital Resources

General. The ability of Janel subsidiaries to satisfy liquidity requirements, including to satisfy debt obligations and fund working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond Janel’s control. Subsidiaries depends on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, Janel does not make significant capital expenditures.

Janel’s cash flow performance for the 2016 fiscal year is not necessarily indicative of future cash flow performance.

As of September 30, 2016, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $22,367, or 2.4%, to $965,115 from $942,748. During the fiscal year ended September 30, 2016, Janel’s net working capital deficiency (current assets minus current liabilities) increased by $110,004, from ($5,012,290) at September 30, 2015, to ($5,122,295) at September 30, 2016. This increase is considered nominal, representing stable collections from customers and payments of vendors in 2016.

Cash flows from continuing operating activities. Net cash provided by continuing operating activities for fiscal 2016 and 2015 was $1,278,027 and $1,047,122, respectively. The change was driven principally by operating income, an increase in accounts payable and a reduction in accounts receivable.

Cash flows from discontinued operating activities. Net cash used in discontinued operating activities was $202,340 for fiscal 2016. Net cash used in discontinued operating activities was $244,039 for fiscal 2015. The net cash used in 2016 primarily related to legal fees and the settlement of the legal matter.

Cash flows used in investing activities. Net cash used for investing activities, mainly the acquisition of subsidiaries, was $10,874,130 for fiscal 2016, and $2,535,181 for fiscal year 2015.

Cash flows from financing activities. Net cash provided by financing activities was $9,820,810 for fiscal 2016 and $2,010,226 for fiscal 2015. The cash provided by financing activities was primarily from debt issued by First Merchants Bank (“First Merchants”) in conjunction with the INDCO acquisition as well as the sale of preferred series C shares, offset by lower average borrowings and loan servicing of both the ABL and Term loans.

Global Logistics Services

Presidential Financial Borrowing Facility. On March 27, 2014, the Janel Corporation and several of its Janel Group subsidiaries (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a revolving line of credit facility (the “Presidential Facility”). As currently amended, the Presidential Facility now provides that the Janel Borrowers can borrow up to $10.0 million limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential facility are secured by all of the assets of the Janel Borrowers. The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of September 30, 2016, there were outstanding borrowings of $6,498,403 under the Presidential Facility (which represented 65.0% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of approximately $10,000,000.

Working Capital Requirements. Janel Group’s cash needs are currently met by the Presidential Facility and cash on hand. As of September 30, 2016, the Company had subject to collateral availability $3,501,597 available under its $10.0 million Presidential Facility and $717,339 in cash. The Company believes that the current financial resources will be sufficient to finance Janel Group operations and obligations (current and long-term liabilities) for the long and short terms. However, Janel Group’s actual working capital needs for the long and short terms will depend upon numerous factors, including operating results, the cost associated with growing Janel Group, either internally or through acquisition, competition, and the availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Janel Group’s operations will be materially negatively impacted.

Manufacturing

First Merchants Bank. On March 21, 2016, INDCO executed a Credit Agreement with First Merchants with respect to a $6 million Term Loan and $1.5 million (limited to the borrowing base and reserves) Revolving Loan. Interest will accrue on the Term Loan at an annual rate equal to the one month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest will accrue on the Revolving Loan at an annual rate equal to the one month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants credit facilities are secured by all of INDCO’s assets, and are guaranteed by the Company. The First Merchants credit facilities will expire on the fifth anniversary of the loans (subject to earlier termination as provided in the Credit Agreement) unless renewed.

Working Capital Requirements. INDCO’s cash needs are currently met by the First Merchant’s Bank term loan and revolving credit facility and cash on hand. As of September 30, 2016, INDCO had $1.5 million, available under its $1.5 million revolving facility subject to collateral availability and $247,776 in cash. The Company believes that the current financial resources will be sufficient to finance INDCO operations and obligations (current and long-term liabilities) for the long and short terms. However, actual working capital needs for the long and short terms will depend upon numerous factors, including operating results, the cost associated with growing INDCO either internally or through acquisition, competition, and the availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, INDCO’s operations will be materially negatively impacted.

Current Outlook

The results of operations in both the global logistics services and manufacturing segments are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of our Janel Group business’s various current and prospective customers. Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group’s international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

The Company’s subsidiaries are implementing business strategies to grow revenue and profitability for fiscal 2017 and beyond. Janel Group’s strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions, and a continued focus on implementing lean methodologies to contain operating expenses. INDCO’s strategy calls for introduction of new product lines and wider distribution and promotion of its print and web-based catalog.

In addition to supporting its subsidiaries’ growth plans, the Company may seek to grow Janel by entering new business segments through acquisition.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to revenue recognition, the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and deferred income taxes. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements.

Management believes that the nature of the Company’s business is such that there are few, if any, complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

Revenue Recognition

Global Logistics Services

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

Manufacturing

Revenues are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Payments are made by either credit card acceptance or invoice billing by the company. A significant portion of sales comes from its web-based catalog. Such online sales are generally credit card purchases. Revenue is recognized when products are delivered and risk of loss transfers to the carrier(s) used.

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of operations:

a.	accounts receivable valuation;
b.	the useful lives of long-term assets;
c.	the accrual of costs related to ancillary services the Company provides;
d.	accrual of tax expense on an interim basis;
e.	deferred tax valuation allowance; and
f.	impairment of intangible assets.

Management believes that the methods utilized in these areas are non-aggressive in approach and consistent in application. Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions. While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

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

The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that the system is effective.

Management’s Annual Report on Internal Control over Financial Reporting

Company management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position

Brendan J. Killackey	42	President, Chief Executive Officer and Director

Brian Aronson	47	Chief Financial Officer

Dominique Schulte	43	Director

Gerard van Kesteren	67	Director

John J. Gonzalez, II	66	Director

Brendan J. Killackey was elected to the Board in September 2014 and appointed CEO in February 2015. Mr. Killackey previously owned Progressive Technology Partners, LLC, a technology consultancy, which he founded in 2001. Given Janel’s and its subsidiaries’ reliance on technology, Mr. Killackey’s background and experience are valuable to the Company, and, therefore, he is well-qualified to serve as a member of the Company’s Board.

Brian Aronson has served as Chief Financial Officer since September 2015. Since February 2011, Mr. Aronson has been Principal of Brian Aronson, LLC, a financial advisory and consulting firm specializing in change management and continuous improvement. From 2006 until 2011, Mr. Aronson was a Director of Capstone Advisory Group. Mr. Aronson’s experience spans 24 years in various financial and operational management functions. Mr. Aronson has advised the Company since March 2015.

Dominique Schulte has served as a Director of Janel since November 2015. From 1999 through 2009, Ms. Schulte practiced law at Simpson Thacher & Bartlett LLP in New York, where she specialized in corporate and securities law. Ms. Schulte is the managing member of Oaxaca Group, LLC (“Oaxaca”). Pursuant to the terms of the Securities Purchase Agreement dated October 6, 2013, entered into between the Company and Oaxaca (the “Securities Purchase Agreement”), the Company agreed to appoint up to two candidates nominated by Oaxaca to become members of the Company’s Board of Directors. Ms. Schulte was appointed to the Board in accordance with the terms of the Securities Purchase Agreement. Ms. Schulte is well-qualified to serve as a member of the Company’s Board based on her extensive experience.

Gerard van Kesteren has served as a Director of Janel since November 2015. From 1999 until 2014, Mr. van Kesteren served as the Chief Financial Officer of Kuehne + Nagel Group, an international freight forwarder and leading global provider of innovative and fully integrated supply chain solutions. Mr. van Kesteren has served as a director of Gategroup Holding AG since April 2015. Mr. van Kesteren is well-qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding and logistics industry.

John J. Gonzalez, II has served as a Director of Janel since June 2016. Prior to that, he was a Senior Managing Director of Janel Group, following the August 2014 purchase by the Company of Alpha International and President Container Lines (“Alpha/PCL”), which he co-founded in 1979. Mr. Gonzalez has been involved in the transportation business since 1969. Mr. Gonzalez is well-qualified to serve as a member of the Company’s Board based on his extensive experience in the freight forwarding and logistics industry.

Directors hold office until the next annual meeting of shareholders and thereafter until their successors have been duly elected and qualified. The executive officers are elected by the Board of Directors on an annual basis and serve under the direction of the Board. Executive officers devote all of their business time to the Company’s affairs.

Board of Directors

Board of Directors. During the fiscal year ended September 30, 2016, the Board of Directors met ten times. No incumbent director attended fewer than 75% of the total number of meetings of the Board of Directors of the Company held during the year.

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

The primary objective of our compensation and benefits program is to attract, motivate and retain our quality executive talent, and support our business goals within the limits arising out of the Company’s revenue and profitability. Our executive compensation structure is comprised of and limited to a small group of individuals, and the amount of their compensation is principally based on the available funds and the achievement of our goals for growth and profitability.

Our Board of Directors reviews and approves executive compensation, bonus, and benefits policies on a case-by-case basis, often based on the recommendation of our Chief Executive Officer’s subjective assessment of the funding reasonably available for executive compensation.

Director Compensation

During the Company’s fiscal year ended September 30, 2016, neither Mr. Killackey, the Company’s President and Chief Executive Officer, nor Mr. Gonzalez, the Vice President of Mergers and Acquisitions at Janel Group, received additional compensation for serving as a director. All Board members are reimbursed for their reasonable expenses as members of the Board of Directors. The following table summarizes the compensation paid to outside directors for their services during the Company’s fiscal year ended September 30, 2016:

Name (a)	Fees Earned or Paid in Cash (b)	Option Awards (d)	Total (h)
Gerard van Kesteren	$52,500	$0	$52,500

The compensation reflected in the above table is paid on a quarterly basis over a two year agreement term. For the Company’s fiscal year ended September 30, 2016, Ms. Schulte did not receive any compensation for her services.

Code of Ethics

Due to its small size, the Company has not yet adopted a code of ethics.

Communications with the Board

Any shareholder desiring to contact the Board, or any specific director(s), may send written communications to: Board of Directors (Attention: (Name(s) of director(s), as applicable)), c/o the Company’s Secretary, 303 Merrick Road, Suite 400, Lynbrook, New York 11563. Any proper communication so received will be processed by the Secretary. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Secretary will (subject to any applicable regulatory requirements) use his or her judgment to determine whether such communication should be conveyed to the Board or, as appropriate, to the member(s) of the Board named in the communication.

Leadership Structure and Risk Oversight

While the Board believes that there are various structures which can provide successful leadership to the Company, the Company’s executive functions are carried out by the Company’s President and Chief Executive Officer, who serves on the Company’s Board of Directors and, together with the other directors, brings experience, oversight and expertise to the management of the Company. The Board believes that, due to the small size of the Company, this leadership structure best serves the Company and its stockholders.

Management is responsible for the day-to-day management of risks the Company faces, while the Board has collective responsibility for the oversight of risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, management discusses with the Board the risks facing the Company and its strategy for managing them.

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

The Board of Directors in its audit function has discussed with Paritz & Company, P.A., the independent auditors for the Company for the fiscal year ended September 30, 2016, the matters required to be discussed by Statement on Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Board has received the written disclosures and the letter from the independent auditors required by Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the Public Company Accounting Oversight Board and has discussed with the independent auditors the independent auditors’ independence.

Based on the foregoing review and discussions, the Board of Directors approved the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for filing with the Securities and Exchange Commission.

The Board of Directors
Brendan J. Killackey
John J. Gonzalez, II
Dominique Schulte
Gerard van Kesteren

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The individuals who served as the Company’s principal executive officers during the fiscal year ended September 30, 2016, two individuals (other than principal executive officers) who were the Company’s most highly compensated executive officers as of September 30, 2016, and up to two additional individuals who were the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to in the following discussion as the “named executive officers.” The following executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company during the fiscal years ended September 30, 2016 and 2015.

Employment Agreements

On September 10, 2014, in connection with the acquisition of Alpha/PCL, the Company entered into an employment agreement with John Joseph Gonzalez II to serve as a Senior Managing Director of the Janel Group’s Northeast Region. The initial term of the employment agreement ends on September 10, 2017, and thereafter will renew for 1-year terms unless either party provides notice that it does not wish to renew. The Company will pay Mr. Gonzalez an annual salary of $200,000. The employment agreement also provides that Mr. Gonzalez is entitled to typical employee benefits and contains customary restrictive covenants.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Company maintains two contributory 401(k) plans covering substantially all full-time employees. The 401(k) plans provide for participant contributions of up to, 40% and 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to, 40% and 50% of the participant’s first, 4% and 6% of contributions. The Company’s contributions to the plan on behalf of named executive officers are included in the “All Other Compensation” column in the “Summary Compensation Table” below.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2016 and 2015.

Name and Principal Position (a)	Year (b)	Base Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	All Other Compensation $ (i)		Total $ (j)
Brendan J. Killackey	2016	100,000	0	0	7,500	4,431	(1)	107,500
President and CEO	2015	8,333	0	20,000	15,450	0		43,783
Brian Aronson	2016	298,495	0	0	0	0		298,495
Chief Financial Officer	2015	49,175	0	0	0	0		74,438
John J. Gonzalez, II	2016	204,711	0	0	56,600	41,368	(2)	302,679
Director, VP of M&A	2015	201,795	0	0	51,489	35,288	(2)	289,172

(1)	Includes $2,930 of medical insurance premiums paid on behalf of such individual for fiscal year ended 2016, and $1,501 of 401k paid on behalf of such individual for the fiscal year ended 2016.

(2)	Includes $9,951 and $9,036 of medical insurance premiums paid on behalf of such individual for the fiscal year ended 2016 and 2015, respectively, and $25,516 and $24,753 for automobile and automobile-related costs, including insurance, incurred on behalf of such individual, for the fiscal year ended 2016 and 2015, respectively, and $5,900 and $2,500 of 401(k) paid on behalf of such individual for the fiscal year ended 2016 and 2015 respectively.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan

The Company maintains separate non-contributory profit sharing plans and contributory 401(k) plans covering substantially all full-time employees under each segment.

The Janel Group 401(k) plans provide for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. Janel Group contributes an amount equal to 50% of the participant’s first 6% of contributions. The expenses charged to operations for the years ended September 30, 2016 and 2015 are approximately $82,000 and $53,000, respectively.

INDCO’s 401(k) plan, as amended, provides that employees who have reached the age of 21 are eligible to participate in the plan after one year of service. Under the plan, eligible employees may elect to defer their compensation within plan guidelines. INDCO contributions to the plan may be made up of the following:

•	a matching contribution of up to 4% for the employee’s elective deferral;
•	a discretionary profit sharing contribution to the plan; and
•	a qualified non-elective contribution to the plan. The amount of the qualified non-elective contribution is 3% of the employees pay for the portion of the plan year they are active participants.

The amount of the qualified non-elective contribution is 3% of the employees pay for the portion of the plan year they are active participants.

Stock Option Plans

On October 30, 2013, the Board of Directors adopted Janel’s. 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of Common Stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries. To date, all options have been granted under the 2013 Option Plan.

The exercise price and other terms of any nonqualified option granted under the 2013 Plan is determined by the Compensation Committee (the “Committee”) of the Board of Directors or, if the Board does not create the Committee, by the Board which shall function as the Committee.

On September 10, 2014, pursuant to the employment agreement with John Joseph Gonzalez II, the principal of Alpha/PCL, and in consideration of his acceptance of employment with the Company, the Company granted to Mr. Gonzalez the option to purchase 40,000 shares of the Company’s common stock at a purchase price of $3.25 per share. The option vests in three installments: On each of September 10, 2015 and 2016, the option became exercisable with respect to 26,667shares and on September 10, 2017, the option becomes exercisable with respect to the remaining 13,334 shares. Upon termination of Mr. Gonzalez’s employment, all unvested options terminate immediately and all unexercised options may be exercised for 90 days thereafter, except that if Mr. Gonzalez is terminated for cause as defined in the employment agreement or if Mr. Gonzalez accepts employment with a competitor of the Company without the Company’s consent, then all unexercised options terminate immediately.

In December 2014, the Company granted Brendan Killackey the option to purchase 5,000 shares of the Company’s common stock at a purchase price of $4.50 per share. The options become exercisable in three annual installments, contingent upon Mr. Killackey’s continued employment.

In February 2016, the Company granted Karen Kenney the option to purchase 16,000 shares of the Company’s common stock at a purchase price of $2.50 per share. The options become exercisable in three annual installments, contingent upon Ms. Kenney’s continued employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2016. For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act requires inclusion of shares of Common Stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as September 30, 2016.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Oaxaca Group LLC 68 Bank Street New York, NY 10014	403,846	(1)	42.5%
James N. Jannello 303 Merrick Road, Suite 400 Lynbrook, New York 11563	110,000	(2)	11.6%
John J. Gonzalez II 303 Merrick Road, Suite 400 Lynbrook, New York 11563	86,667	(3)	9.1%

(1)	Includes 153,846 shares that are owned of record by Oaxaca Group, LLC and warrants to purchase 250,000 shares of common stock owned by Oaxaca Group, LLC.
(2)	All of these shares are owned of record.
(3)	Includes 60,000 shares that are owned of record and options to purchase 26,667 shares of common.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of Common Stock as of December 18, 2016 by (i) each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report, (ii) each current director and each nominee for election as a director and (iii) all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Dominique Schulte	403,846	(1)	42.5%
John J. Gonzalez II	86,667	(2)	9.1%
Brendan J. Killackey	17,796	(3)	1.9%
Brian Aronson	2,200	(4)	*
All directors and executive officers as a group (4 persons)	510,509		53.6%

(1)	Includes 153,846 shares that are owned of record by Oaxaca Group, LLC and warrants to purchase 250,000 shares of common stock owned by Oaxaca Group, LLC.
(2)	Includes 60,000 shares that are owned of record and options to purchase 26,667 shares of common stock.
(3)	Includes 16,129 shares that are owned of record and options to purchase 1,667 shares of common stock.
(4)	Includes 2,200 shares that are owned of record

Equity Compensation Plan Information

The following table provides information, as of September 30, 2016, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders:
2013 Stock Option Plan	70,000	$3.15	0
John Joseph Gonzalez II - Options	40,000	$3.25	0
Oaxaca Group LLC - Warrants	250,000	$4.00	0
Total	360,000	$3.75	0

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, is not at this time required to (and does not) have a Board of Directors comprised of a majority of “Independent Directors.” The Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the NASDAQ Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that Gerard van Kesteren qualifies as independent under the requirements of the NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Paritz & Company, P.A. (the “Auditor”) has served as the Company’s independent public accountants since 2002. The following is a description of the fees billed to the Company by the Auditor during the fiscal years ended September 30, 2016 and 2015:

Audit Fees

Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended September 30, 2016 and 2015 totaled $133,000 and $98,000, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. The Auditor did not bill any fees for audit related services rendered to the Company for 2016 and 2015.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended September 30, 2016 and 2015 totaled $10,000 and $6,500, respectively.

All Other Fees

The aggregate fees billed to the Company by the Auditor for all other fees for the year ended September 30, 2016 and 2015 totaled $28,000 and $25,000, respectively. The “other fees” were for services related to the acquisition of INDCO for 2016 and Liberty for 2015.

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

(a) 2.	Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designations of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
3.6	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.7	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.8	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2012, File No. 333-60608)
10.3	First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)
10.4	Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)
10.5	Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)

10.6	Fourth Amendment to the Loan and Security Agreement and Demand Secured Promissory Note, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.7	Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.8	Credit Agreement, effective as of February 29, 2016, by and between INDCO, Inc. and First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.9	Term Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.10	Revolving Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.11	Security Agreement, effective as of February 29, 2016, made by INDCO and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.12	Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.13	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, September 30, 2016 and September 30, 2015, (ii) Consolidated Statements of Operations for the years ended September 30, 2016 and 2015, (iii) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016 and 2015 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL CORPORATION

Date: December 22, 2016	By:	/s/ Brendan J. Killackey

Brendan J. Killackey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brendan J. Killackey	President, Chief Executive	December 22, 2016
Brendan J. Killackey	Officer and Director

/s/ Brian Aronson	Executive Vice President of	December 22, 2016
Brian Aronson	Finance and Chief Financial and Accounting Officer

/s/ Gerard van Kesteren	Director	December 22, 2016
Gerard van Kesteren

/s/ Dominique Schulte	Director	December 22, 2016
Dominique Schulte

/s/ John J. Gonzalez, II	Director	December 22, 2016
John J. Gonzalez, II

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Janel Corporation and Subsidiaries

Lynbrook, New York

We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries as of September 30, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel Corporation and Subsidiaries as of September 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A

Hackensack, New Jersey

December 21, 2016

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	965,115	942,748
Accounts receivable, net of allowance for doubtful accounts of $230,000 and $200,000, respectively	12,353,582	13,084,846
Inventory	356,875	-
Prepaid expenses and sundry current assets	233,716	200,708
Total current assets	13,909,288	14,228,302

PROPERTY AND EQUIPMENT, NET (Note 3)	287,391	77,492
OTHER ASSETS
Intangible assets, net (Note 4)	12,373,266	5,262,014
Goodwill	8,443,477	4,040,639
Deferred Income Taxes	844,977
Security deposits	99,658	103,258
Total other assets	21,761,378	9,405,911
Total assets	35,958,057	23,711,705
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank (Note 5)	6,498,403	5,983,111
Accounts payable - trade	9,298,029	11,901,042
Accrued expenses and other current liabilities	1,254,926	613,843
Dividends Payable	623,077	246,637
Current portion of long-term debt (Note 5)	857,148
Current portion of long-term debt - related party (Note 6) net of imputed interest	500,000	495,960
Total Current Liabilities	19,031,583	19,240,593
OTHER LIABILTIES
Long-Term Debt (Note 5)	4,616,540	-
Long-Term Debt - Related Party (Note 6) net of imputed interest	471,108	918,839
Deferred Compensation (Note 1)	78,568	78,568
Total Other Liabilities	5,166,216	997,407
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized	-
Series A 20,000 Shares authorized and 20,000 and 20,000 Shares issued and outstanding, respectively	20	20
Series B 5,700 Shares authorized and 1,271 and 1,271 Shares issued and outstanding, respectively	1	1
Series C 20,000 Shares authorized and 14,205 and 5,500 Shares issued and outstanding, respectively	15	6
Common stock, $0.01 par value; 4,500,000 shares authorized, 573,951 and 573,951 outstanding, respectively	574	574
Paid-in capital	12,920,416	8,435,667
Accumulated deficit	(2,161,994)	(4,962,563)
Total Janel Corporation Stockholders' Equity	10,759,032	3,473,705
Non-controlling interest	1,001,226	-
Total Stockholders' Equity (Note 8)	11,760,258	3,473,705
Total Liabilities and Stockholders' Equity	35,958,057	23,711,705

The accompanying notes are an integral part of these consolidated financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September, 30
	2016	2015

REVENUES	$75,336,803	$74,740,145
COST AND EXPENSES:
Forwarding expenses	57,447,117	63,141,275
Cost of sales - manufacturing	2,092,026	-
Selling, general and administrative	13,156,087	9,755,125
Amortization of Intangible assets	594,581	305,541
TOTAL COSTS AND EXPENSES	73,289,811	73,201,941

INCOME From Operations	2,046,992	1,538,204
OTHER ITEMS:
Interest expense net of interest and dividend income	(674,576)	(504,445)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,372,416	1,033,759
Income taxes credit (expense) (Note 9)	2,108,660	(150,000)
INCOME FROM CONTINUING OPERATIONS	3,481,076	883,759
Loss From Discontinued Operations, net of tax (Note 7)	(202,340)	(244,039)
NET INCOME	3,278,736	639,720
Less: Net Income attributable to non-controlling interests	(82,978)	-
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION SHAREHOLDERS	3,195,758	639,720
Preferred stock dividends (Note 8)	(395,189)	(241,875)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	2,800,569	397,845

Income per share from continuing operations attributable to common shareholders:
Basic	$6.07	$1.58
Diluted	$5.56	$1.49
Income per share from discontinued operations attributable to common shareholders:
Basic	$(0.35)	$(0.44)
Diluted	$(0.32)	$(0.41)
Net Income per share attributable to common shareholders:
Basic	$4.88	$0.71
Diluted	$4.47	$0.67

Basic Weighted average number of shares outstanding	573,951	599,411
Fully Diluted Weighted average number of shares outstanding	625,997	592,116

The accompanying notes are an integral part of these consolidated financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	COMMON STOCK		PREFERRED STOCK		PAID-IN	RETAINED		NON-CONTROLLING	TOTAL
	SHARES	$	SHARES	$	CAPITAL	EARNINGS(DEFICIT)	TOTAL	INTERESTS	EQUITY
Balance - September 30, 2014	554,204	$554	26,771	$27	8,307,962	(5,360,408)	2,948,135		2,948,135

Net income (Loss)	-	-	-	-	-	639,720	639,720		639,720
Dividends to preferred Shareholders						(241,875)	(241,875)		(241,875)
Stock Options issued	-	-	-	-	62,225	-	62,225	-	62,225
Common Stock issued as compensation	5,715	$6			19,994		20,000		20,000
Stock options exercised	14,000	$14	-	-	45,486	-	45,500	-	45,500

Balance - September 30, 2015	573,951	$574	26,771	$27	$8,435,667	$(4,962,563)	$3,473,705		$3,473,705

Aqcuisition of non-controlling interest	-	-	-	-	-	-	-	918,248	918,248
Net income (Loss)	-	-	-	-	-	3,195,758	3,195,758	82,978	$3,278,736
Dividends to preferred shareholders	-	-	-	-	-	(395,189)	(395,189)		$(395,189)
Stock Options issued	-	-	-	-	132,095	-	132,095	-	$132,095
Preferred Stock Issuance	-	-	8,705	$9	4,352,654	-	4,352,663	-	$4,352,663

Balance - September 30, 2016	573,951	$574	35,476	$36	$12,920,416	$(2,161,994)	$10,759,032	$1,001,226	$11,760,258

The accompanying notes are an integral part of these consolidated financial statements

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,278,736	$639,720
Loss from discontinued operations	202,340	244,039
Adjustments to reconcile net Income to net cash provided by operating activities:
Bad debt expense	4,156	42,001
Depreciation	84,618	13,284
Deferred Income Taxes	(2,595,000)
Amortization of intangible assets	594,581	305,542
Amortization of imputed interest	56,309	82,327
Stock based compensation	132,095	82,225
Changes in operating assets and liabilities:
Accounts receivable	1,347,740	(1,885,983)
Inventory	15,337
Prepaid expenses and sundry current assets	76,325	65,548
Accounts payable and accrued expenses	(1,922,810)	1,481,357
Security deposits	3,600	(22,938)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,278,027	1,047,122
NET CASH USED IN DISCONTINUED OPERATIONS	(202,340)	(244,039)
	1,075,687	803,083
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(139,467)	(40,540)
Acquisition of Subsidiaries (Note 2)	(10,734,663)	(2,494,641)
NET CASH USED IN INVESTING ACTIVITIES	(10,874,130)	(2,535,181)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,000)	(15,000)
Loan Cost	(50,000)
Re-payment of Long Term Debt - Related Party	(500,000)
Proceeds , net of payments, from bank loans	6,033,147	1,979,726
Proceeds from issuance of preferred stock (Note 8)	4,352,663	45,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,820,810	2,010,226
INCREASE IN CASH AND CASH EQUIVALENTS	22,367	278,128
CASH AND CASH EQUIVALENTS, Beginning of Year	942,748	664,620
CASH AND CASH EQUIVALENTS, End of Year	$965,115	$942,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:	-
Interest	$594,012	$424,539
Income taxes	$114,207	$21,971
Non-cash financing activities:
Dividends declared to preferred stockholders	$380,189	$226,875
Intangible Assets acquired	$12,102,838	$2,436,570

The accompanying notes are an integral part of these consolidated financial statements

JANEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel Corporation and Subsidiaries (“the Company” or “Janel”) operates its business as two distinct segments: Global Logistics Services and Manufacturing.

The Company’s Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as “Janel Group.” Janel Group provides full-service cargo transportation logistics management services, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. On April 15, 2015 a Certificate of Amendment to the Articles of Organization was filed changing the Company’s name from Janel World Trade Ltd. to Janel Corporation.

In September 2014, the Company purchased the equity of Alpha International/President Container Lines (“Alpha/PCL”), a global logistics services company. Approximately one year later, it purchased the equity of Liberty International, Inc. (“Liberty”). These companies, along with the legacy Janel Group, comprise Janel Corporation’s Global Logistics Services segment.

On March 21, 2016, the Company purchased INDCO, Inc. (“INDCO”). INDCO comprises the Company’s Manufacturing business segment. INDCO manufactures and distributes custom-designed industrial mixing equipment and apparatus for specific applications within various industries. The customer base comprises small- to mid-sized businesses as well as repetitive production orders for other larger customers. The Company acquired INDCO in order to diversify cash flow streams.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as INDCO, which is majority 91.65% owned with a non-controlling interest held by existing INDCO management. All intercompany transactions and balances have been eliminated in consolidation.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Market is determined by net realizable value. Finished goods are shipped upon completion of assembly. Therefore, no finished goods were on hand as of September 30, 2016.

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

Business segment information

The Company operates as two reportable segments: Global Logistics Services and Manufacturing.

Revenues and revenue recognition

Global Logistics Services

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

Customers will frequently request an all-inclusive rate for a set of services, which is known in the industry as “door-to-door services”. In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of service when provided under an all-inclusive rate are done in an objective manner on a fair value basis.

Manufacturing

Revenues are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Payments are made by either credit card acceptance or invoice billing by the company. A significant portion of sales comes from its print- and web-based catalogue and specification features. Such online sales are generally credit card purchases. Revenue is recognized when its products are delivered and risk of loss transfers to the carrier(s) used.

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

Comprehensive income

Comprehensive income encompasses all changes in stockholders’ equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. As of September 30, 2016 and 2015, there was no accumulated other comprehensive income.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The Company has no material uncertain tax positions for any of the reporting periods presented. The tax years September 30, 2013 through 2016 are still open for potential audit.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no financial instruments measured at fair value as of September 30, 2016 and 2015.

Deferred compensation

Deferred compensation of $78,568 represents compensation due to an employee of the Company upon termination, retirement or death. This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

Rental expense

Rental expense is accounted for on the straight-line method.

Deferred rent payable as of September 30, 2016 amounted to $15,911 and represents the excess of recognized rent expense over scheduled lease payments and is included in accrued expenses and other current liabilities. Deferred rent payable as of September 30, 2015 was $7,887.

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

Reverse stock split

On April 15, 2015, the Company filed with the Nevada Secretary of State: a Certificate of Change providing for a one-for-fifty reverse stock split (“Reverse Stock Split”), effective on April 21, 2015. The Company issued one share of Common Stock for every fifty shares of Common Stock held as of the close of business on April 20, 2015. To avoid the issuance of fractional shares in connection with the Reverse Stock Split, if a shareholder would be entitled to receive a fractional share, such shareholder instead receive a whole share in lieu of such fractional share.

As a result of the above, all relevant information relating to the number of shares, options and per share information have been retrospectively adjusted within these consolidated financial statements to reflect the Reverse Stock Split for all periods presented.

Reclassifications

Certain amounts included in the 2015 financial statements have been reclassified to conform to 2016 presentation.

2.	ACQUISITIONS

(A)	ALPHA INTERNATIONAL, LP. AND PCL TRANSPORT, LLC.

On August 18, 2014, the Company entered into an Equity Interest Purchase Agreement (“EIPA”) by and among the Company, its wholly owned subsidiaries, and the principal owners of AILP and PCL. On September 10, 2014, the Company completed the acquisition of all of the equity interests of AILP and PCL pursuant to the terms of the EIPA. As consideration for the equity interests, the Company paid $4,358,773 to the former owners of AILP and PCL at closing. The former owners of AILP and PCL may receive additional consideration over the next three years for their equity interests as follows: (i) $500,000 to be paid following the first anniversary of the closing provided that the former owner is still employed by the Company (or pro rata if the employment was terminated prior to that date); (ii) $500,000, plus an amount equal to 40% of the amount by which the Company’s EBITDA exceeds $1.0 million to be paid following the second anniversary of the closing, provided that the former owner is still employed by the Company (or pro rata if the employment was terminated prior to that date) and the Company’s EBITDA for the year then ended is more than $1.0 million; and $500,000, plus an amount equal to 40% of the amount by which such the Company’s EBITDA exceeds $1.0 million to be paid following the third anniversary of the closing, provided that Mr. Gonzalez is still employed by the Company (or pro rata if the employment was terminated prior to that date) and the Company’s EBITDA for the year then ended is more than $1.0 million.

The purchase price for the acquired assets was $5,691,245 consisting of $4,358,773 of cash, $1,332,472 of future cash to be paid (described above), net of imputed interest of $167,528.

In addition, the Company entered into an employment agreement with the former owner. Pursuant to the terms of the employment agreement, the former owner was (i) employed by the Company at an annual salary of $200,000 plus typical employee benefits for an initial term of three years ending September 10, 2017 and thereafter will renew for 1-year terms unless either party provides notice that it does not wish to renew, and (ii) granted option to purchase 40,000 shares of the Company’s common stock at a purchase price of $3.25 per share (refer to Note 8C, below). The employment agreement also contains customary restrictive covenants.

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

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the acquisition date, September 10, 2014. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed:

Fair Value

Accounts receivable, net	$2,987,487
Security deposits	19,150
Prepaid expenses and other current assets	654
Fixed assets	1,446
Accounts payable and other liabilities	(4,501,561)
Customer relationships	4,480,000
Goodwill	2,704,069
Purchase price	$5,691,245

(B)	LIBERTY INTERNATIONAL, INC.

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

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the acquisition date, August 14, 2015. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed:

Fair Value

Cash	$133,077
Accounts receivable, net	2,677,492
Prepaid expenses and other current assets	48,308
Fixed assets	33,585
Accounts payable and other liabilities	(2,834,390)
Trademarks	320,000
Customer relationships	780,000
Goodwill	1,336,570
Purchase price	$2,494,642

(C)	INDCO, INC.

On March 21, 2016, the Company executed and closed a Stock Purchase Agreement (the “Purchase Agreement”) for the purchase by the Company of the outstanding common stock of INDCO (the “INDCO Shares”), representing approximately 91.65% of the beneficial ownership of INDCO. The remaining 8.35% ownership of INDCO was retained by existing INDCO management.

Under the terms of the Purchase Agreement, the purchase price for the INDCO Shares was $11,000,000, subject to certain closing adjustments and customary indemnifications, representations and warranties which amount was paid at closing in cash.

INDCO operates as a new business segment for the Company.

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

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the effective acquisition date, March 1, 2016, based upon an appraisal from a third party. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed.

Fair Value

Cash	$377,653
Accounts receivable, net	620,632
Inventory	372,212
Prepaid expenses and other current assets	109,333
Fixed assets	155,050
Accounts payable and other liabilities	(1,690,202)
Note Payable (Related Party)	(129,258)
Customer relationships & other intangibles	7,700,000
Goodwill	4,402,838
Non-controlling Interest	(918,258)
Purchase price	$11,000,000

The following table provides unaudited pro forma results of operations for the fiscal years ended September 30, 2016 and 2015 as if the acquisitions had been consummated as of the beginning of each period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

	(Unaudited)
	Pro Forma Results
	Year ended September 30,
	2016	2015

Revenues	$78,217,844	$108,586,742
Income before income taxes	$1,563,460	$2,260,497

Fully diluted earnings per share	$2.50	$3.82

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30	September 30
	2016	2015	Life
Furniture and Fixture	$149,550	$131,112	3-7 years
Computer Equipment	239,234	$61,594	3-5 years
Machinery & Equipment	559,400	36,609	3-15 years
Leasehold Improvements	71,960	13,718	3-5 years
	1,020,144	243,033
Less Accumulated Depreciation	732,753	(165,541)
	$287,391	$77,492

4	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	September 30,
	2016	2015	Life
Customer Relationships	$11,450,000	$5,260,000	15-20 years
Trademarks/Names	1,770,000	320,000	20 years
Other	60,000	-	2-5 years
	13,280,000	5,580,000
Less: Accumulated amortization	(906,734)	(317,986)
	12,373,266	5,262,014

5	NOTE PAYABLE – BANK

(A)	Presidential Financial Corporation

On March 27, 2014, the Company and its wholly-owned subsidiaries, entered into a Loan and Security Agreement with a financial institution with respect to a three year $3.5 million (limited to the borrowing base and reserves) revolving line of credit facility which replaces Janel Group Inc.’s previous line of credit agreement with a bank. On March 31, 2014, $1,282,673 of the Facility was used to repay the outstanding balances under the existing line of credit facility.

On August 18, 2015, a Fourth Amendment was executed pursuant to which the Company can borrow up to $10.0 million limited to 85% of the aggregate outstanding eligible accounts receivable, as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to 3.25 percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The obligations under the Presidential facility are secured on a first lien basis by all of the Janel Group assets, including AILP, PCL and Liberty. Janel also guarantees the obligations. The Presidential Facility will expire on March 27, 2018 (subject to earlier termination as provided in the Loan and Security Agreement) unless renewed. As of September 30, 2016, there were outstanding borrowings of $6,498,403 under the Presidential Facility (which represented 65.0% of the amount available thereunder) out of a total amount available for borrowing under the Presidential Facility of $10,000,000.

The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined.

(B)	First Merchants Bank Credit Facility

On March 21, 2016, INDCO executed a Credit Agreement with a bank with respect to a $6 million Term Loan and $1.5 million (limited to the borrowing base and reserves) Revolving Loan. Interest will accrue on the Term Loan at an annual rate equal to the one month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest will accrue on the Revolving Loan at an annual rate equal to the one month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants credit facilities are secured by all of INDCO’s assets, and are guaranteed by the Company. These credit facilities will expire on the fifth anniversary of the loans (subject to earlier termination as provided in the Credit Agreement) unless renewed. There were no borrowings under the revolving loan as of September 30, 2016.

	September 30,
	2016	2015

Long term debt. Bank is due in monthly installments of $71,429 plus monthly interest , at LIBOR 3.75% - 4.75% per annum. The note is collateralized by all of Indco's assets and guaranteed by Janel.	$5,473,688	$-
Less current portion	(857,148)	-
	$4,616,540	$0

These obligations mature as follows:

2017	857,148
2018	857,148
2019	857,148
2020	857,148
Thereafter	2,045,096
$5,473,688

6	LONG-TERM DEBT – RELATED PARTY

Long-term debt - related party consists of the following:

	September 30,
	2016	2015

Non-interest bearing note payable to a related party, net of imputed interest due when earned (see Note 2A regarding the earn-out period).	$971,108	$1,414,799

Less current portion	(500,000)	(495,960)
	$471,108	$918,839

These obligations mature as follows:

2016	500,000
2017	471,108
$971,108

7	DISCONTINUED OPERATIONS

In 2012, the Company elected to discontinue the operations of the New Jersey warehousing business and the operations of the food sales segment. The operations associated with the New Jersey warehousing business and the food sales segment are summarized below.

F-15

	2016	2015
FOOD SALES DISCONTINUED OPERATIONS:
REVENUES	-	-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative expenses	202,340	244,039
Depreciation and amortization	-	-
TOTAL COSTS AND EXPENSES	202,340	244,039

LOSS FROM DISCONTINUED OPERATIONS	(202,340)	(244,039)

8	STOCKHOLDERS’ EQUITY

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

Series A Convertible Preferred Stock

On January 10, 2007, the Company sold 20,000 shares of its $0.001 par value 3% Series A Convertible Preferred Stock (the “Series A Stock”) for a total of $500,000. The shares are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pays a cumulative cash dividend at a rate of $15,000 per year payable quarterly.

Series B Convertible Preferred Stock

On October 18, 2007, the Company issued 5,700 shares of its $0.001 par value Series B Convertible Preferred Stock (the “Series B Stock”) in connection with the acquisition of Order Logistics, Inc. (a discontinued operation). The shares are convertible into shares of the Company’s $0.001 par value common stock at any time after October 18, 2009 on a one-share (of Series B Stock) for ten-shares (of common stock) basis.

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

On August 13, 2015, the former Chief Financial Officer of Janel exercised options to purchase 14,000 shares of common stock at $3.25 per share. The total exercise price was $45,500.

C.	STOCK OPTIONS

On September 10, 2014, in connection with the employment agreement with the former owner of Alpha/PCL, options to purchase 40,000 shares of common stock at an exercise price of $3.25 per share were granted to the previous owner. The option vests in three equal annual installments from September 10, 2015 through September 10, 2017. Upon termination of his employment, all unvested options terminate immediately and all unexercised options may be exercised for 90 days thereafter, except that if he is terminated for cause as defined in the employment agreement or if he accepts employment with a competitor of the Company without the Company’s consent, then all unexercised options terminate immediately. The fair value of the options was determined by using a Black-Scholes Option Pricing Model was $169,800 and since the options vest over a period of three years resulted in a $56,600 reduction of net income for the years ended September 30 2016 and 2015.

On December 29, 2014, options to purchase 5,000 shares of common stock at an exercise price of $4.50 per share were granted to an officer and director. The option vests in three installments: On each of December 29, 2015 and 2016, the option becomes exercisable with respect to 1,667 shares and on December 29, 2017, the option becomes exercisable with respect to the remaining 1,666 shares. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $22,500 and since the options vest over a period of three years resulted in a $7,500 and $5.625 reduction to net income for the years ended September 30 2016 and 2015.

On February 22, 2016, options to purchase 16,000 shares of common stock at an exercise price of $2.50 per share were granted to a key management member, the remaining executive managing Liberty. The options are exercisable in three installments on each of February 2, 2017, 2018 and 2019. The fair value of the options, as determined by using a Black-Scholes Option Pricing Model, was $33,665 and since the options are granted immediately with restrictions regarding exercise in conjunction with the Stock Option Plan, $33,665 has been expensed and results in a reduction to net income for the year ended September 30, 2016.

Significant assumptions used in calculating fair value of stock options are as follows

		Risk free	Expected
Expected	Expected	Rate of	term	Exercise
Dividend	Volatility	Return	(year)	Price
0.00%	172.67%	.51% - .87%	1 - 3 years	$2.50

In November 2015, an agreement to grant Director stock options worth $50,000 at the end of 24 months Board of Director service was made. $21,875 has been expensed and results in a reduction of net income for the year ended September 30, 2016.

In April 2016, a key member of the INDCO management team was granted options to purchase INDCO stock over a 3-year period. These options are valued using Black-Scholes methodology at $74,753 and are being expensed at a rate of $2,076 straight line per month over the vesting period. $12,456 has been expensed and results in a reduction of net income for the year ended September 30, 2016.

Significant assumptions used in calculating fair value of stock options are as follows

		Risk free	Expected
Expected	Expected	Rate of	term	Exercise
Dividend	Volatility	Return	(year)	Price
0.00%	69.26% - 70.35%	1.24% - 1.56%	1 - 3 years	$6.48

D.	STOCK WARRANTS

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC (refer to Note 9(a), above), the Company issued warrants, all of which are currently outstanding, to purchase an aggregate 250,000 shares of common stock at $4 per share. The warrants expire on October 5, 2018. The Company has no other stock warrants outstanding.

9	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended September 30,
	2016	2015
Federal taxes (credits) at statutory rates	$398,000	$217,000
Permanent differences	23,000	17,000
State and local taxes, net of Federal benefit	65,340	24,000
Prior Year Under accrual		81,000
Reversal/Change in valuation allowance	(2,595,000)	(189,000)
	$(2,108,660)	$150,000

	September 30,
	2016	2015
Deferred Tax Assets;
Net Operating Loss Carryforwards	2,200,940	2,800,000
Total Deferred Tax Assets	2,200,940	2,800,000
Valuation allowance	-	(2,725,000)

Total Deferred Tax Assets net of Valuation allowance	2,200,940	75,000
Deferred Tax Liabilities;
Depreciation and Amortization	1,355,963	75,000
Total Deferred Tax Liabilities	1,355,963	75,000

Net Deferred Tax Assets	844,977	-

During the year ended September 30, 2015 The Company had recorded a 100% valuation allowance against its deferred tax assets which resulted primarily from net operating loss carryforwards. As of September 30, 2016, the Company assessed the likelihood that the deferred tax assets would be recovered from future taxable income would be more likely than not based on all available evidence, both positive and negative. As a result, the Company reversed the valuation allowance, and recorded a deferred tax asset of $2,595,000 at September 30, 2016,

The Company has net operating loss carryforwards for income tax purposes that expire as follows:

2032	$165,000
2033	5,605,000
2034	624,000
$6,394,000

10	PROFIT SHARING AND 401(k) PLANS

The Company maintains separate non-contributory profit sharing plans and contributory 401(k) plans covering substantially all full-time employees under each segment.

The JGI 401(k) plans provide for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 50% of the participant’s first 6% of contributions. The expense charged to operations for the years ended September 30, 2016 and 2015 aggregated approximately $82,000 and $53,000, respectively.

INDCO’s 401(k) plan, as amended, provides that employees who have reached the age of 21 are eligible to participate in the plan after 1 year of service. Under the plan, eligible employees may elect to defer their compensation within plan guidelines. INDCO contributions to the plan may be made up of the following:

INDCO may make a matching contribution of up to 4% for the employee’s elective deferral.

INDCO may make a discretionary profit sharing contribution to the plan.

INDCO may make a qualified non-elective contribution to the plan. The amount of the qualified non-elective contribution is 3% of the employees pay for the portion of the plan year they are active participants.

The expense charged to operations for the seven months years ended September 30, 2016 aggregated $26,000.

11	BUSINESS SEGMENT INFORMATION

As of March 2016, the Company operates in two reportable segments (Global Logistics Services and Manufacturing) supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the year ended September 30, 2016. The figures presented for the manufacturing segment are reflective of seven months’ operating activity and ownership by Janel:

Year Ended		Global		Janel
September 30 2016	Consolidated	Logistics Services	Manufacturing	Corporation

Revenues	75,336,803	70,596,132	4,740,671	-
Gross Margin	15,797,660	13,149,015	2,648,645	-
Selling, General & Administration	13,156,087	10,747,590	1,432,788	975,709
Operating Income	2,046,992	2,401,425	1,210,024	(1,564,457)
Identifiable Assets	35,958,057	12,555,942	1,740,395	21,661,720
Capital Expenditures	139,467	2,905	136,562	-
Amortization of intangibles	594,581	-	5,833	588,748

During the year ended September 30 2015, the company operated in just the transportation and logistics segment.

12	COMMITMENTS AND CONTINGENCIES

(a)	Leases

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2016 and 2015 was approximately $573,000 and $518,000, respectively.

Future minimum lease commitments (excluding renewal options) under non-cancellable leases are as follows:

		Year Ending September 30,
		Combined
Year ended September 30,	2017	494,000
	2018	390,000
	2019	398,000
	2020	165,000

(b)	Employment Agreements

The Company has various employment agreements, including the employment agreement with the previous owner of Alpha/PCL, discussed in Note 2A, and previous owners of Liberty discussed in Note 2B and key management members of INDCO discussed in Note 2C, with certain employees expiring at various times through September 30, 2017.

13	RISKS AND UNCERTAINTIES

(a)	Currency risks

The nature of Janel’s operations requires it to deal with currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of international currency markets and governmental interference. A number of countries where Janel maintains offices or agent relationships have currency control regulations that influence its ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among those agents.

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

(d)	Concentration of customers

Sales to one major customer were approximately 10.4% for the year ended September 30, 2016 and sales to two major customers were approximately 39.2% of consolidated sales from continuing operations for the year ended September 30, 2015. Amounts due from these customers aggregated approximately $813,000 and $946,000 at September 30, 2016 and 2015, respectively.

14	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

