Form 10-Q
period 2016-12-31
JANEL CORP
filed 2017-02-14
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2016

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 10, 2017 was 573,951.

JANEL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	793,483	965,115
Accounts receivable, net of allowance for doubtful accounts of $230,000 and $230,000, respectively	12,465,684	12,353,582
Inventory	354,303	356,875
Prepaid expenses and sundry current assets	319,132	233,716
Total current assets	13,932,602	13,909,288

PROPERTY AND EQUIPMENT, NET	377,256	287,391
OTHER ASSETS
Intangible assets, net (Note 3)	12,184,101	12,373,266
Goodwill	8,443,477	8,443,477
Deferred income taxes	811,128	844,977
Security deposits	112,980	99,658
Total other assets	21,551,686	21,761,378
Total assets	35,861,544	35,958,057

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank (Note 4)	6,330,291	6,498,403
Note payable - related party (Note 5)	478,190	500,000
Accounts payable – trade	10,149,518	9,298,029
Accrued expenses and other current liabilities	1,180,131	1,254,926
Dividends payable	748,395	623,077
Current portion of long-term debt	857,148	857,148
Total current liabilities	19,743,673	19,031,583
OTHER LIABILTIES
Long-term debt (Note 4)	4,338,753	4,616,540
Long-term debt - related party (Note 5), net of imputed interest	-	471,108
Deferred compensation	78,568	78,568
Total other liabilities	4,417,321	5,166,216
Total liabilities	24,160,994	24,197,799
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 100,000 shares authorized	-	-
Series A 20,000 shares authorized and 20,000 and 20,000 shares issued and outstanding, respectively	20	20
Series B 5,700 shares authorized and 1,271 and 1,271 shares issued and outstanding, respectively	1	1
Series C 20,000 shares authorized and 14,205 and 14,205 shares issued and outstanding, respectively	15	15
Common stock, $0.01 par value; 4,500,000 shares authorized, 573,951 and 573,951 outstanding, respectively	574	574
Paid-in capital	12,951,003	12,920,416
Accumulated deficit	(2,268,149)	(2,161,994)

Total Janel Corporation Stockholders' Equity	10,683,464	10,759,032
Non-controlling interest	1,017,086	1,001,226
Total Stockholders' Equity	11,700,550	11,760,258
Total Liabilities and Stockholders' Equity	35,861,544	35,958,057

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended
		December 31,
		2016	2015

REVENUES
Global Logistics Services		16,053,171	22,573,626
Manufacturing		1,802,326
TOTAL REVENUES		17,855,497	22,573,626
COST AND EXPENSES
Forwarding expenses		12,939,103	19,179,493
Cost of sales – manufacturing		812,927
Selling, general and administrative		3,608,290	3,017,390
Amortization of intangible assets		191,666	88,417
TOTAL COSTS AND EXPENSES		17,551,986	22,285,300

INCOME FROM OPERATIONS		303,511	288,326
OTHER ITEMS
Interest expense net of interest income		(190,305)	(137,071)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		113,206	151,255
Income taxes		(62,449)	(15,187)
NET INCOME FROM CONTINUING OPERATIONS		50,757	136,068
Loss from discontinued operations, net of tax		(11,984)	(23,938)
NET INCOME		38,773	112,130
Less net income attributable to non-controlling interests		15,860	-
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION SHAREHOLDERS		22,913	112,130
Preferred stock dividends		(129,068)	(60,935)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS		(106,155)	51,195

Income per share from continuing operations attributable to common shareholders	Basic	$0.09	$0.24
	Diluted	$0.07	$0.22

(Loss) per share from discontinued operations attributable to common shareholders	Basic	$(0.02)	$(0.04)
	Diluted	$(0.02)	$(0.04)

Net income (loss) per share attributable to common shareholders	Basic	$(0.18)	$0.09

Basic weighted average number of shares outstanding	Basic	573,951	573,951
Fully diluted weighted average number of shares outstanding	Diluted	713,695	606,656

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	COMMON STOCK		PREFERRED STOCK		PAID-IN	RETAINED		NON-CONTROLLING	TOTAL
	SHARES	$	SHARES	$	CAPITAL	EARNINGS(DEFICIT)	TOTAL	INTERESTS	EQUITY

Balance - September 30, 2016	573,951	$574	35,476	$36	$12,920,416	$(2,161,994)	$10,759,032	$1,001,226	$11,760,258
Net income (Loss)	-	-	-	-	-	22,913	22,913	15,860	$38,773
Dividends to preferred shareholders	-	-	-	-	-	(129,068)	(129,068)		$(129,068)
Stock Options issued	-	-	-	-	30,587	-	30,587	-	$30,587
Balance - December 31, 2016	573,951	$574	35,476	$36	$12,951,003	$(2,268,149)	$10,683,464	$1,017,086	$11,700,550

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$38,773	$112,130
Plus (loss) from discontinued operations	11,984	23,938
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	10,178
Depreciation	28,539	10,125
Deferred income tax	33,849
Amortization of intangible assets	191,666	88,417
Amortization of imputed interest	7,082	13,802
Stock based compensation	30,587	16,025
Changes in operating assets and liabilities
Accounts receivable	(122,281)	970,350
Inventory	2,572
Prepaid expenses and sundry current assets	(98,738)	(19,981)
Accounts payable and accrued expenses	776,822	(1,027,535)
NET CASH PROVIDED BY OPERATING ACTIVITIES	911,033	187,271
NET CASH USED IN DISCONTINUED OPERATIONS	(11,984)	(23,938)
	899,049	163,333
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(118,533)	(2,905)
NET CASH USED IN INVESTING ACTIVITIES	(118,533)	(2,905)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(3,750)	(3,750)
Payments (proceeds), net, from bank loans	(448,398)	10,183
Repayment of loans payable - related party	(500,000)	(500,000)
NET CASH USED IN FINANCING ACTIVITIES	(952,148)	(493,567)
DECREASE IN CASH AND CASH EQUIVALENTS	(171,632)	(333,139)
CASH AND CASH EQUIVALENTS, beginning of the period	965,115	942,748
CASH AND CASH EQUIVALENTS, end of period	$793,483	$609,609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for	-	-
Interest	$183,243	$123,270
Income taxes	$48,030	$30,664
Non-cash financing activities
Dividends declared to preferred stockholders	$125,318	$60,935

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	BASIS OF PRESENTATION

The attached unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Article 10 of regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 22, 2016.

2.	ACQUISITIONS

INDCO, INC.

On March 21, 2016, the Company executed and closed a Stock Purchase Agreement (the “Purchase Agreement”) for the purchase by the Company of the outstanding common stock of INDCO (the “INDCO Shares”), representing approximately 91.65% of the beneficial ownership of INDCO. The remaining 8.35% ownership of INCDO was retained by existing INDCO management.

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

Fair Value
Cash	$377,653
Accounts receivable, net	620,632
Inventory	372,212
Prepaid expenses and other current assets	109,333
Fixed assets	155,050
Accounts payable and other liabilities	(1,690,202)
Note payable (related party)	(129,258)
Customer relationships and other intangibles	7,700,000
Goodwill	4,402,838
Non-controlling interest	(918,258)
Purchase price	$11,000,000

3	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	December 31,	September 30,
	2016	2016	Life
Customer relationships	$11,450,000	$11,450,000	15-20 years
Trademarks/Names	1,770,000	1,770,000	20 years
Other	60,000	60,000	2-5 years
	13,280,000	13,280,000
Less: Accumulated amortization	(1,095,899)	(906,734)
	12,184,101	12,373,266

4	NOTE PAYABLE – BANK

(A)	Presidential Financial Corporation Borrowing Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a revolving line of credit facility (the “Presidential Facility”). As currently amended, the Presidential Facility now provides that the Janel Borrowers can borrow up to $10,000,000, limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential Facility are secured by the assets of the Janel Borrowers. The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined. The Presidential Facility will expire on March 27, 2018, subject to earlier termination as provided in the Loan and Security Agreement, unless renewed.

As of December 31, 2016, there were outstanding borrowings of $6,330,291 under the Presidential Facility, representing 63.3% of the $10,000,000 available thereunder.

(B)	First Merchants Bank Borrowing Facility

On March 21, 2016, INDCO executed a Credit Agreement with First Merchants Bank (“First Merchants”) with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan. Interest will accrue on the term loan at an annual rate equal to the one month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest will accrue on the revolving loan at an annual rate equal to the one month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants credit facilities are secured by all of INDCO’s assets, and are guaranteed by the Company. The First Merchants credit facilities will expire on the fifth anniversary of the loans, subject to earlier termination as provided in the Credit Agreement, unless renewed.

As of December 31, 2016, there were no borrowings under the revolving loan, and there were outstanding borrowings of $5,195,901 under the term loan.

5	LONG-TERM DEBT – RELATED PARTY

Long-term debt - related party consists of the following:

	December 31,	September 30,
	2016	2016
Non-interest bearing note payable to a related party, net of imputed interest.	$478,190	$971,108

Less current portion	(478,190)	(500,000)
	$0	$471,108

6	STOCK OPTIONS

On October 1, 2016, the Company entered into an agreement to grant a consultant options to purchase 6,053 shares of common stock ($25,000 worth of stock based on the September 30, 2016 closing price of $4.13) at an exercise price of $4.13 per share. The options are exercisable in three installments on each of October 1, 2017, 2018 and 2019. The Company will expense $2,083 per fiscal quarter during the vesting period, commencing with the fiscal quarter ended December 31, 2016.

7	BUSINESS SEGMENT INFORMATION

As of March 2016, the Company operates in two reportable segments, Global Logistics Services and Manufacturing, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the three months ended December 31, 2016:

Three months ended
December 31, 2016		Global		Janel
	Consolidated	Logistics Services	Manufacturing	Corporation

Revenues	17,855,497	16,053,171	1,802,326	-
Forwarding expense and cost of sales	13,752,030	12,939,103	812,927	-
Gross margin	4,103,467	3,114,068	989,399	-
Selling, general and administration	3,608,290	2,647,083	613,134	348,073
Amortization of intangibles	191,666	-	2,499	189,167
Income (loss) from operations	303,511	466,985	373,766	(537,240)
Interest expense	190,305	117,932	72,373	-
Identifiable assets	35,861,544	12,552,256	1,870,582	21,438,706
Capital expenditures	118,533	23,000	95,533	-

During the three months ended December 31, 2015, the company operated solely in the Global Logistics Services segment.

8	SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and subsidiaries.

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

OVERVIEW

Janel Corporation is a holding company with subsidiaries in two business segments: Global Logistics Services and Manufacturing. The Company’s Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as “Janel Group.” The Company’s Manufacturing segment comprises its majority-owned INDCO subsidiary, which manufactures and distributes industrial mixing equipment. Janel is a successor to a business originally formed in 1975. Janel is domiciled in the state of Nevada. Its corporate headquarters is in Lynbrook, New York. Its website is located at http://www.janelcorp.com.

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

Results of Operations

The following discussion and analysis addresses the results of operations for our business subsidiaries, Janel Group and INDCO, as well as for Janel Corporation consolidated, for the three months ended December 31, 2016. Comparisons to results for the three months ended December 31, 2015 include data from Janel Corporation and Janel Group only. Janel acquired a majority interest in INDCO in March 2016, and, therefore, no prior year period comparison data is presented. The discussion and analysis then addresses liquidity and financial condition of Janel Group and INDCO and the Company as a whole and other matters.

Global Logistics Services – Three months ended December 31, 2016 and 2015

Revenue. Total revenue from continuing operations for the three months ended December 31, 2016 was $16,053,171, as compared to $22,573,626 for the three months ended December 31, 2015. This is a decrease of ($6,520,455), or (28.9%). The decrease primarily is due to the loss of a low-margin, high-revenue customer, previously reported.

Forwarding Expense. Total forwarding expense from continuing operations for the three months ended December 31, 2016 was $12,939,103, as compared to $19,179,493 for the three months ended December 31, 2015. This is a decrease of ($6,240,390), or (32.5%). The decrease primarily is due to reduction in expenses associated with the loss of the customer referenced above.

For the current fiscal year, certain items have been categorized as “corporate” expenses attributable to overall management of Janel and other non-segment specific activities. These expenses are discussed below under the section heading for Janel Corporation’s “Corporate General and Administrative Expenses.” The following discussion of selling, general and administrative expenses in the Global Logistics Service segment excludes these “corporate” items from both the 2016 and 2015 figures so as to provide an accurate comparison between the two periods.

Selling, General and Administrative Expense. Total selling, general and administrative expenses from continuing operations for the three months ended December 31, 2016 was $2,647,083, as compared to $2,810,811 for the three months ended December 31, 2015. This is a decrease of ($163,728), or (5.8%). The decrease is due to certain cost reduction initiatives enacted in prior periods. As a percentage of revenue, selling, general and administrative expense for the three months ended December 31, 2016 was 16.6%, as compared to 12.5% for the three months ended December 31, 2015. The increase of these costs as a percentage of revenue was primarily due to fixed expenses that do not decrease directly with decreased sales.

Interest Expense. Total interest expense from continuing operations for the three months ended December 31, 2016 was $117,932, as compared to $137,071 for the three months ended December 31, 2015. This is a decrease of ($19,139), or (14.0%). The decrease is due to a reduction in the average balance of our revolving loan as compared to the prior year period, the result of positive cash flow and repayment of the principal balance.

Income from Continuing Operations before Income Taxes. As a result of the above, income from continuing operations for the three months ended December 31, 2016 was $466,985, as compared to $446,251 for the three months ended December 31, 2015. This is an increase of $20,734, or 4.6%.

Manufacturing – Three months ended December 31, 2016

INDCO, which comprises the Company’s Manufacturing segment, was purchased as of March 1, 2016. Since Janel did not own INDCO during the prior year period, no prior year period comparison data is presented.

Revenue. Total revenue from continuing operations for the three months ended December 31, 2016 was $1,802,326.

Cost of Sales. Total cost of sales from continuing operations for the three months ended December 31, 2016 was $812,927.

Gross Margin. Total gross margin from continuing operations for the three months ended December 31, 2016 was $989,399.

Selling, General and Administrative Expense. Total selling, general and administrative expense from continuing operations for the three months ended December 31, 2016 was $613,134 consisting mainly of payroll expenses of $239,926 and marketing expenses of $113,981.

Interest Expense. Total interest expense from continuing operations for the three months ended December 31, 2016 was $72,374.

Income from Continuing Operations before Income Taxes. Income from continuing operations before income taxes for the three months ended December 31, 2016 was $373,766.

Janel Corporation – Three months ended December 31, 2016 and 2015

Corporate Selling, General and Administrative Expense. Total corporate selling, general and administrative expense from continuing operations for the three months ended December 31, 2016 was $348,073, as compared to $206,579 for the three months ended December 31, 2015. This is an increase of $141,494, or 68.5%. The increase is due to the recategorization of certain costs, previously included in the Global Logistics Services segment, as “corporate” costs. These include primarily the salaries of executives whose responsibilities have shifted from the Global Logistics Service segment to Janel Corporation corporate development.

Amortization of Intangibles. Total amortization of intangibles for the three months ended December 31, 2016 was $191,666, as compared to $88,417 for the three months ended December 31, 2015. This is an increase of $103,249, or 116.8%. The increase is due to the addition of goodwill amortization associated with the March 2016 purchase of INDCO. These amounts do not include amortization associated with the INDCO term loan origination fee.

Net Income. Net income for Janel, including both business segments, for the three months ended December 31, 2016 was $38,773, as compared to $112,130 for the three months ended December 31, 2015. This is a decrease of ($73,357), or (65.4%). The decrease primarily is due to the income tax effect of the Manufacturing segment not owned in the prior period, certain customer losses referenced above and corporate cost increases associated with Janel Corporation corporate development discussed above, offset by the addition to net income of INDCO profits and savings from certain cost initiatives in our Global Logistics Services segment.

Liquidity and Capital Resources

General. Our ability to satisfy our liquidity requirements, which derive from debt obligations, working capital needs, day-to-day operating expenses and capital expenditures, depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. We depend on our commercial credit facilities to fund our day-to-day operations as there is a timing difference between our collection cycles and the timing of our payments to vendors.

Janel’s cash flow performance for the three months ending December 31, 2016 is not necessarily indicative of future cash flow performance.

Cash and cash equivalents for the three months ended December 31, 2016 decreased from $965,115 at the beginning of the period to $793,483 at the end of the period. This is a decrease of $171,632, or 17.8%. Net working capital (current assets minus current liabilities) for the three months ended December 31, 2016 decreased from negative ($5,122,295) at the beginning of the period to negative ($5,811,071) at the end of the period. This is a decrease of ($688,778). This decrease is primarily due to an increase in certain trade accruals.

Cash Flows from Continuing Operating Activities. Net cash provided by continuing operating activities for the three months ended December 31, 2016 was $911,033, as compared to 187,271 for the three months ended December 31, 2015. The change was principally driven by deferments of outstanding accounts payable when compared to the prior year.

Cash Flows from Discontinued Operating Activities. Net cash used in discontinued operating activities for the three months ended December 31, 2016 was $11,984, as compared to $23,938 for the three months ending December 31, 2015.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended December 31, 2016 was $118,533, as compared to $2,905 for the three months ended December 31, 2015. The increase was due to capital expenditures for property and equipment by INDCO, which the Company did not own in the prior year period.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended December 31, 2016 was $952,148, as compared to $493,567 for the three months ended December 31, 2015. The cash used in financing activities for the three months ending December 31, 2016 primarily went toward the second of three annual earnout payments associated with the 2014 acquisition of Alpha/PCL, offset by increased borrowings for the first annual earnout payment under the bank line of credit. The cash used in financing activities for the three months ending December 31, 2015 was primarily due to increased borrowings under the bank line of credit.

Global Logistics Services

Presidential Financial Corporation Borrowing Facility. On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a revolving line of credit facility (the “Presidential Facility”). As currently amended, the Presidential Facility now provides that the Janel Borrowers can borrow up to $10,000,000, limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential Facility are secured by the assets of the Janel Borrowers. The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined. The Presidential Facility will expire on March 27, 2018, subject to earlier termination as provided in the Loan and Security Agreement, unless renewed.

Working Capital Requirements. Janel Group’s cash needs are currently met by the Presidential Facility and cash on hand. As of December 31, 2016, the Company had $3,669,709 available under its $10,000,000 Presidential Facility and $458,563 in cash from operations and cash on hand. The Company believes that current financial resources will be sufficient to finance Janel Group operations and obligations (current and long-term liabilities) for the long- and short-terms. However, Janel Group’s actual working capital needs for the long- and short-terms will depend upon numerous factors, including operating results, the cost associated with growing Janel Group either internally or through acquisition, competition, and the availability under the Presidential Facility. None of these factors can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Janel Group’s operations will be materially negatively impacted.

Manufacturing

First Merchants Bank Borrowing Facility. On March 21, 2016, INDCO executed a Credit Agreement with First Merchants Bank with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan. Interest will accrue on the term loan at an annual rate equal to the one month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest will accrue on the revolving loan at an annual rate equal to the one month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants credit facilities are secured by all of INDCO’s assets, and are guaranteed by the Company. The First Merchants credit facilities will expire on the fifth anniversary of the loans, subject to earlier termination as provided in the Credit Agreement, unless renewed.

Working Capital Requirements. INDCO’s cash needs are currently met by the First Merchant’s Bank term loan and revolving credit facility and cash on hand. As of December 31, 2016, INDCO had $1,500,000 available under its $1,500,000 revolving facility, subject to collateral availability, and $334,920 in cash. The Company believes that the current financial resources will be sufficient to finance INDCO operations and obligations (current and long-term liabilities) for the long- and short-terms. However, actual working capital needs for the long- and short-terms will depend upon numerous factors, including operating results, the cost associated with growing INDCO either internally or through acquisition, competition, and available credit under the revolving credit facility. None of these factors can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, INDCO’s operations will be materially negatively impacted.

Current Outlook

The results of operations in both the Global Logistics Services and Manufacturing segments are affected by the general economic cycle, particularly as it influences global trade levels and, specifically, the import and export activities of our Janel Group business’s various current and prospective customers. Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group’s international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

The Company’s subsidiaries are implementing business strategies to grow revenue and profitability for the current fiscal year and beyond. Janel Group’s strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions, and a continued focus on implementing lean methodologies to contain operating expenses. INDCO’s strategy calls for introductions of new product lines and wider distribution and promotion of its print- and web-based catalog.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to revenue recognition, the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and deferred income taxes. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements, filed with the Company’s Form 10-K for the year ended September 30, 2016.

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

Manufacturing

Revenues are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Payments are made by either credit card acceptance or invoice billing by INDCO. A significant portion of sales comes from its web-based catalog. Such online sales are generally credit card purchases. Revenue is recognized when products are delivered and risk of loss transfers to the carrier(s) used.

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of operations:

a.	accounts receivable valuation;

b.	the useful lives of intangible assets and long-term assets;

c.	the accrual of costs related to ancillary services the Company provides;

d.	accrual of tax expense on an interim basis;

e.	deferred tax valuation allowance; and

f.	impairment of intangible assets.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designations of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
3.6	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.7	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2012, File No. 333-60608)
10.3	First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)
10.4	Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)

10.5	Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)
10.6	Fourth Amendment to the Loan and Security Agreement and Demand Secured Promissory Note, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.7	Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.8	Credit Agreement, effective as of February 29, 2016, by and between INDCO, Inc. and First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.9	Term Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.10	Revolving Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.11	Security Agreement, effective as of February 29, 2016, made by INDCO and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.12	Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.13	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, December 31, 2016 and September 30, 2016, (ii) Consolidated Statements of Income for the three months ended December 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2017	JANEL CORPORATION
Registrant

/s/ Brendan J. Killackey
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian Aronson
Chief Financial Officer (Principal Financial Officer)

