Form 10-Q
period 2017-03-31
JANEL CORP
filed 2017-05-12
CIK 1133062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of May 12, 2017 was 553,951.

1

JANEL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$764,559	$965,115
Accounts receivable, net of allowance for doubtful accounts of
$230,000 and $230,000, respectively	11,654,157	12,353,582
Inventory	376,191	356,875
Prepaid expenses and sundry current assets	288,462	233,716
Total current assets	13,083,369	13,909,288
PROPERTY AND EQUIPMENT, NET	361,039	287,391
OTHER ASSETS
Intangible assets, net (Note 3)	11,994,930	12,373,266
Goodwill	8,443,477	8,443,477
Deferred income taxes	685,887	844,977
Security deposits	106,971	99,658
Total other assets	21,231,265	21,761,378
Total assets	$34,675,673	$35,958,057

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank (Note 4)	$6,457,296	$6,498,403
Note payable - related party (Note 5)	485,365	500,000
Accounts payable - trade	8,901,430	9,298,029
Accrued expenses and other current liabilities	1,326,868	1,254,926
Dividends payable	870,989	623,077
Current portion of long-term debt	857,148	857,148
Total current liabilities	18,899,096	19,031,583
OTHER LIABILITIES
Long-term debt - bank (Note 4)	4,126,966	4,616,540
Long-term debt - related party, net of imputed interest (Note 5)	-	471,108
Deferred compensation	78,568	78,568
Total other liabilities	4,205,534	5,166,216
Total liabilities	23,104,630	24,197,799

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20	20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1	1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	15
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and 553,951 and 573,951 shares outstanding, respectively	574	574
Paid-in capital	12,724,927	12,920,416
Treasury stock, at cost (Note 6)	(240,000)	-
Accumulated deficit	(1,959,823)	(2,161,994)
Total Janel Corporation stockholders' equity	10,525,714	10,759,032
Non-controlling interest	1,045,329	1,001,226
Total stockholders' equity	11,571,043	11,760,258
Total liabilities and stockholders' equity	$34,675,673	$35,958,057

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three months ended		Six months ended
		March 31,		March 31,
		2017	2016	2017	2016

REVENUES
Global Logistics Services		$15,482,185	$15,937,072	$31,535,356	$38,510,697
Manufacturing		2,358,838	712,306	4,161,164	712,306
TOTAL REVENUES		17,841,023	16,649,378	35,696,520	39,223,003
COSTS AND EXPENSES:
Forwarding expenses		12,415,154	12,835,126	25,354,257	32,014,619
Cost of revenues - manufacturing		1,086,218	305,291	1,899,145	305,291
Selling, general and administrative		3,583,874	3,303,040	7,204,148	6,310,306
Amortization of intangible assets		191,665	128,802	383,331	227,344
TOTAL COSTS AND EXPENSES		17,276,911	16,572,259	34,840,881	38,857,560

INCOME FROM OPERATIONS		564,112	77,119	855,639	365,443
OTHER ITEMS:
Interest expense, net of interest income		(192,222)	(139,702)	(382,527)	(276,773)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		371,890	(62,583)	473,112	88,670
Income taxes		(164,389)	(23,390)	(226,838)	(38,577)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS		207,501	(85,973)	246,274	50,093
Loss from discontinued operations, net of tax			(159,239)		(183,177)
NET INCOME (LOSS)		207,501	(245,212)	246,274	(133,084)
Less: net income attributable to non-controlling interests		28,243	14,305	44,103	14,305
NET INCOME (LOSS) ATTRIBUTABLE TO JANEL
CORPORATION SHAREHOLDERS		179,258	(259,517)	202,171	(147,389)
Preferred stock dividends		(126,344)	(67,411)	(255,412)	(128,346)
NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS		$52,914	$(326,928)	$(53,241)	$(275,735)

Income (Loss) per share from continuing operations attributable to common shareholders:	Basic	$0.36	$(0.15)	$0.43	$0.09
	Diluted	$0.31	$(0.14)	$0.35	$0.08

(Loss) per share from discontinued operations attributable to common shareholders:	Basic	$-	$(0.28)	$-	$(0.32)
	Diluted	$-	$(0.26)	$-	$(0.30)

Net income (loss) per share attributable to common shareholders:	Basic	$0.09	$(0.57)	$(0.09)	$(0.48)
	Diluted	$0.08	$(0.54)	$0.08	$(0.45)

Basic weighted average number of shares outstanding		573,951	573,951	573,951	573,951
Fully-diluted weighted average number of shares outstanding		679,377	606,624	696,630	616,998

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Treasury Stock			Non-Controlling	Total
	Shares	$	Shares	$	Capital	Deficit	Shares	$	Total	Interests	Equity

Balance – September 30, 2016	573,951	$574	35,476	$36	$12,920,416	$(2,161,994)	-	$-	$10,759,032	$1,001,226	$11,760,258
Net income	-	-	-	-	-	202,171	-	-	202,171	44,103	$246,274
Dividends to preferred shareholders	-	-	-	-	(255,412)	-	-	-	(255,412)	-	$(255,412)
Stock options issued	-	-	-	-	59,923	-	-	-	59,923	-	$59,923
Treasury stock acquired			-	-		-	20,000	(240,000)	(240,000)	-	$(240,000)
Balance – March 31, 2017	573,951	$574	35,476	$36	$12,724,927	$(1,959,823)	20,000	(240,000)	$10,525,714	$1,045,329	$11,571,043

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$246,274	$(133,084)
Plus (loss) from discontinued operations	-	183,177
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Bad debt expense	60,403	1,372
Depreciation	56,959	27,666
Deferred income tax	159,090	-
Amortization of intangible assets	383,331	198,844
Amortization of imputed interest	14,257	27,786
Stock based compensation	59,923	32,050
Changes in operating assets and liabilities:
Accounts receivable	639,022	2,775,071
Inventory	(19,316)	10,740
Prepaid expenses and sundry current assets	(62,059)	(48,292)
Accounts payable and accrued expenses	(564,652)	(1,473,209)
NET CASH PROVIDED BY OPERATING ACTIVITIES	973,232	1,602,121
NET CASH USED IN DISCONTINUED OPERATIONS	-	(183,177)
	973,232	1,418,944
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(130,608)	(271,528)
Acquisition of INDCO		(10,734,663)
NET CASH USED IN INVESTING ACTIVITIES	(130,608)	(11,006,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,500)	(7,500)
Proceeds (Payments) from bank loans	(535,680)	5,787,473
Proceeds from sale of additional Preferred Series C	-	4,352,663
Proceeds, net of payments, from related party note	-	129,258
(Repayment) of notes payable - related party	(500,000)	(500,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,043,180)	9,761,894
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(200,556)	174,647
CASH AND CASH EQUIVALENTS, beginning of the period	965,115	942,748
CASH AND CASH EQUIVALENTS, end of period	$764,559	$1,117,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$368,270	$261,816
Income taxes	$75,485	$38,577
Non-cash financing activities:
Dividends declared to preferred stockholders	$247,912	$128,346
Intangible assets acquired		$12,102,838
Acquisition of treasury stock	$(240,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The attached unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Article 10 of regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about December 22, 2016.

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

INDCO comprises the Manufacturing segment of the Company.

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

Fair Value
Cash	$377,653
Accounts receivable, net	620,632
Inventory	372,212
Prepaid expenses and other current assets	109,333
Fixed assets	155,050
Accounts payable and other liabilities	(1,690,202)
Note payable - related party	(129,258)
Customer relationships and other intangibles	7,700,000
Goodwill	4,402,838
Non-controlling interest	(918,258)
Purchase price	$11,000,000

3.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	March 31,	September 30,
	2017	2016	Life
Customer relationships	$11,450,000	$11,450,000	15-20 years
Trademarks / names	1,770,000	1,770,000	20 years
Other	60,000	60,000	2-5 years
	13,280,000	13,280,000
Less: Accumulated amortization	(1,285,070)	(906,734)
	$11,994,930	$12,373,266

4.	NOTE PAYABLE – BANK

(A)	Presidential Financial Corporation Borrowing Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a revolving line of credit facility (the “Presidential Facility”). As currently amended, the Presidential Facility provides that the Janel Borrowers can borrow up to $10,000,000, limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential Facility are secured by the assets of the Janel Borrowers. The agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined. The Presidential Facility will expire on March 27, 2018, subject to earlier termination as provided in the Loan and Security Agreement, unless renewed.

As of March 31, 2017, there were outstanding borrowings of $6,457,296 under the Presidential Facility, representing 64.57% of the $10,000,000 available thereunder.

(B)	First Merchants Bank Borrowing Facility

On March 21, 2016, INDCO executed a Credit Agreement with First Merchants Bank (“First Merchants”) with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan. Interest will accrue on the term loan at an annual rate equal to the one month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants credit facilities are secured by all of INDCO’s assets, and are guaranteed by the Company. The First Merchants credit facilities will expire on the fifth anniversary of the loans, subject to earlier termination as provided in the Credit Agreement, unless renewed.

As of March 31, 2017, there were no borrowings under the revolving loan, and there were outstanding borrowings of $5,023,281 under the term loan.

5.	LONG-TERM DEBT – RELATED PARTY

Long-term debt - related party consists of the following:

	March 31,	September 30,
	2017	2016
Non-interest bearing note payable to a related party, net of imputed interest due when earned	$485,365	$971,108
Less current portion	(485,365)	(500,000)
	$-	$471,108

6.	STOCKHOLDERS’ EQUITY

(a)	On October 1, 2016, the Company entered into an agreement to grant a consultant options to purchase 6,053 shares of common stock ($25,000 worth of stock based on the September 30, 2016 closing price of $4.13) at an exercise price of $4.13 per share. The options are exercisable in three installments on each of October 1, 2017, 2018 and 2019. The Company will expense $2,083 per fiscal quarter during the vesting period, commencing with the fiscal quarter ended December 31, 2016.

(b)	On March 31, 2017, the Company acquired 20,000 shares of its common stock for an aggregate of $240,000, which amount was paid in April 2017.

7.	BUSINESS SEGMENT INFORMATION

As of March 31, 2017, the Company operates in two reportable segments, Global Logistics Services and Manufacturing, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the three and six months ended March 31, 2017:

Three months ended March 31, 2017

	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	17,841,023	15,482,185	2,358,838	-
Forwarding expenses and cost of revenues	13,501,372	12,415,154	1,086,218	-
Gross margin	4,339,651	3,067,031	1,272,620	-
Selling, general and administrative	3,583,874	2,486,391	663,034	434,449
Amortization of intangible assets	191,665	-	2,501	189,164
Income (Loss) from operations	564,112	580,640	607,085	(623,613)
Interest expense	192,222	121,757	70,464	-
Identifiable assets	34,675,673	11,340,803	2,210,576	21,124,294
Capital expenditures	12,075	-	12,075	-

Six months ended March 31, 2017

	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	35,696,520	31,535,356	4,161,164	-
Forwarding expenses and cost of revenues	27,253,402	25,354,257	1,899,145	-
Gross margin	8,443,118	6,181,099	2,262,019	-
Selling, general and administrative	7,204,148	5,145,458	1,276,168	782,522
Amortization of intangible assets	383,331	-	5,000	378,331
Income (Loss) from operations	855,639	1,035,641	980,851	(1,160,853)
Interest expense	382,527	239,689	142,837	-
Identifiable assets	34,675,673	11,340,803	2,210,576	21,124,294
Capital expenditures	130,608	22,793	107,814	-

8.	SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. Other than as discussed below, there were no material subsequent events as of that date which would require disclosure in or adjustments to the financial statements.

In April 2017, after the close of the period covered by this Report, the Company acquired 100% of the outstanding equity of W.J. Byrnes & Co., a California corporation engaged in global logistics services with several stations in the United States. This acquisition will expand the domestic network of the Company’s Global Logistics Services segment.

On May 12, 2017, Janel adopted the Company’s 2017 Equity Incentive Plan (the “Plan”) pursuant to which (i) incentive stock Options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company and its subsidiaries. Participants and all terms of any awards under the Plan are in the discretion of the Company’s Compensation Committee (or the full Board if no Compensation Committee is appointed).

On May 12, 2017, the following named executive officers were granted options under the Company’s 2013 Non-Qualified Stock Option Plan exercisable for a period of ten years to purchase the following number of shares of the Company’s common stock at $8.01 per share:

Name	Number of Shares
Brendan J. Killackey	8,000
Carlos Pla	3,121

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In April 2017, after the close of the period covered by this Report, the Company acquired 100% of the outstanding equity of W.J. Byrnes & Co., a California corporation engaged in global logistics services with several stations in the United States. This acquisition will expand the domestic network of the Company’s Global Logistics Services segment.

Janel and its consolidated subsidiaries employ 108 full-time and five part-time people in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good.

Results of Operations

The following discussion and analysis addresses the results of operations for our business segments, Global Logistics Services and Manufacturing, as well as for the Company's corporate group and the consolidated Company, for the three and six months ended March 31, 2017. Comparisons to results for the three and six months ended March 31, 2016 include data from the Global Logistics Services segment and the corporate group for the full period, and only one month of results for the Manufacturing segment, which was purchased on March 1, 2016. The discussion and analysis then addresses liquidity and the financial condition of the segments and consolidated Company as well as other matters.

Global Logistics Services – Three months ended March 31, 2017 and 2016

Revenues. Total revenues from continuing operations for the three months ended March 31, 2017 were $15,482,185 as compared to $15,937,072 for the three months ended March 31, 2016. This is a decrease of ($454,887), or (2.9%). The decrease primarily is due to the loss of a low-margin, high-revenue customer, previously reported.

Forwarding Expenses. Total forwarding expenses from continuing operations for the three months ended March 31, 2017 were $12,415,154 as compared to $12,835,126 for the three months ended March 31, 2016. This is a decrease of ($419,972), or (3.3%). The decrease primarily is due to reduction in expenses associated with the loss of the low-margin, high-revenue customer referenced above.

Certain items have been categorized as “corporate” expenses attributable to overall management of the Company and other non-segment specific activities. These expenses are discussed below under Corporate Selling, General and Administrative Expenses. The following discussion of selling, general and administrative expenses in the Global Logistics Service segment excludes these “corporate” items.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses from continuing operations for the three months ended March 31, 2017 were $2,486,391 as compared to $2,668,508 for the three months ended March 31, 2016. This is a decrease of ($182,117), or (6.8%). The decrease is due to certain cost reduction initiatives enacted in prior periods. As a percentage of revenue, selling, general and administrative expenses for the three months ended March 31, 2017 were 16.1%, as compared to 16.7% for the three months ended March 31, 2016. The decrease primarily was due to the loss of the low-margin, high-revenue customer referenced above.

Interest Expense. Total interest expense for the three months ended March 31, 2017 was $121,757, as compared to $124,745 for the three months ended March 31, 2016. This is a decrease of ($2,988), or (2.4%).

Income from Continuing Operations before Income Taxes. As a result of the above, income from continuing operations for the three months ended March 31, 2017 was $458,883, as compared to $308,694 for the three months ended March 31, 2016. This is an increase of $150,189, or 48.7%.

Manufacturing – Three months ended March 31, 2017 and 2016

INDCO, which comprises the Company’s Manufacturing segment, was purchased as of March 1, 2016. Therefore, prior year period data includes only the results of the one month in that period that the Company owned INDCO.

Revenues. Total revenues for the three months ended March 31, 2017 were $2,358,838 and $712,306, for the one month ended March 31, 2016.

Cost of Revenues. Total cost of revenues for the three months ended March 31, 2017 was $1,086,218 and $305,291 for the one month ended March 31, 2016.

Gross Margin. Total gross margin for the three months ended March 31, 2017 was $1,272,620 and $407,015 for the one month ended March 31, 2016.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 31, 2017 were $663,034 and $211,797 for the one month ended March 31, 2016.

Interest Expense. Total interest expense for the three months ended March 31, 2017 was $70,464, and $14,957 for the one month ended March 31, 2016.

Income from Continuing Operations before Income Taxes. Income before income taxes for the three months ended March 31, 2017 was $536,621 and $179,427 for the one month ended March 31, 2016.

Corporate – Three months ended March 31, 2017 and 2016

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses from continuing operations for the three months ended March 31, 2017 were $434,449, as compared to $422,735 for the three months ended March 31, 2016.

Amortization of Intangible Assets. Total amortization of intangible assets for the three months ended March 31, 2017 was $189,164, as compared to $127,969 for the three months ended March 31, 2016. This is an increase of $61,195, or 47.8%. The increase is due to the additional amortization associated with the March 2016 purchase of INDCO. These amounts do not include amortization associated with the INDCO term loan origination fee.

Net Loss. Net loss for the three months ended March 31, 2017 was ($623,613), as compared to ($550,704) for the three months ended March 31, 2016. This is a decrease of ($72,909) or (13.2%). The decrease primarily is due to the significant increase in amortization of intangible assets.

Consolidated income taxes – Three months ended March 31, 2017 and 2016

The company recorded a net income tax provision for the three months ended March 31, 2017 of $164,389, as compared to $23,390 for the three months ended March 31, 2016.

Global Logistics Services – Six months ended March 31, 2017 and 2016

Revenues. Total revenues from continuing operations for the six months ended March 31, 2017 were $31,535,356, as compared to $38,510,697 for the six months ended March 31, 2016. This is a decrease of ($6,975,341), or (18.1%). The decrease primarily is due to the loss of a low-margin, high-revenue customer, previously reported.

Forwarding Expenses. Total forwarding expenses from continuing operations for the six months ended March 31, 2017 were $25,354,257 as compared to $32,014,619 for the six months ended March 31, 2016. This is a decrease of ($6,660,362), or (20.8%). The decrease primarily is due to reduction in expenses associated with the loss of the low-margin, high-revenue customer referenced above.

For the current fiscal year, certain items have been categorized as “corporate” expenses attributable to overall management of Janel and other non-segment specific activities. These expenses are discussed below under “Corporate Selling, General and Administrative Expenses.” The following discussion of selling, general and administrative expenses in the Global Logistics Service segment excludes these “corporate” items.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses from continuing operations for the six months ended March 31, 2017 were $5,145,458 as compared to $5,442,278 for the six months ended March 31, 2016. This is a decrease of ($296,820), or (5.5%). The decrease is due to certain cost reduction initiatives enacted in prior periods. As a percentage of revenue, selling, general and administrative expenses for the six months ended March 31, 2017 were 16.3%, as compared to 14.1% for the six months ended March 31, 2016. The increase primarily was due to the loss of the low-margin, high-revenue customer referenced above.

Interest Expense. Total interest expense for the six months ended March 31, 2017 was $239,689, as compared to $261,816 for the six months ended March 31, 2016. This is a decrease of ($22,127), or (8.5%). The decrease is due to a reduction in the average balance of our revolving loan as compared to the prior year period, the result of positive cash flow and repayment of the principal balance.

Income from Continuing Operations before Income Taxes. As a result of the above, income from continuing operations for the six months ended March 31, 2017 was $795,952, as compared to $791,984 for the six months ended March 31, 2016. This is an increase of $3,968, or 0.5%.

Manufacturing – Six months ended March 31, 2016

INDCO, which comprises the Company’s Manufacturing segment, was purchased as of March 1, 2016. Therefore, prior year period data includes only the results of the one month in that period that the Company owned INDCO.

Revenues. Total revenues for the six months ended March 31, 2017 were $4,161,164 and $712,306 for the one month ended March 31, 2016.

Cost of Revenues. Total cost of revenues for the six months ended March 31, 2017 was $1,899,145 and $305,291 for the one month ended March 31, 2016.

Gross Margin. Total gross margin for the six months ended March 31, 2017 was $2,262,019 and $407,015 for the one month ended March 31, 2016.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended March 31, 2017 were $1,276,168 and $199,297 for the one month ended March 31, 2016.

Interest Expense. Total interest expense for the six months ended March 31, 2017 was $142,837 and $14,957 for the one month ended March 31, 2016.

Income from Continuing Operations before Income Taxes. Income from continuing operations before income taxes for the six months ended March 31, 2017 was $838,014 and $179,427 for the one month ended March 31, 2016.

Corporate – Six months ended March 31, 2017 and 2016

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses from continuing operations for the six months ended March 31, 2017 were $782,522, as compared to $656,230 for the six months ended March 31, 2016. This is an increase of $126,292, or 19.2%. The increase is due to the recategorization of certain costs, previously included in the Global Logistics Services segment, as “corporate” costs. These include primarily the salaries of executives whose responsibilities have shifted from the Global Logistics Service segment to Janel Corporation corporate development.

Amortization of Intangible Assets. Total amortization of intangibles for the six months ended March 31, 2017 was $378,331, as compared to $226,511 for the six months ended March 31, 2016. This is an increase of $151,820, or 67%. The increase is due to the addition of goodwill amortization associated with the March 2016 purchase of INDCO. These amounts do not include amortization associated with the INDCO term loan origination fee.

Net Loss. Net loss for the six months ended March 31, 2017 was ($1,160,853) as compared to ($882,741) for the six months ended March 31, 2016. This is a decrease of ($278,112) or (31.5%). The decrease primarily is due to the significant increase in professional fees related to acquisition activity.

Consolidated income taxes – Six months ended March 31, 2017 and 2016

The company recorded a net income tax provision for the six months ended March 31, 2017 of $226,838, as compared to $38,577 for the six months ended March 31, 2016.

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

Janel’s cash flow performance for the six months ending March 31, 2017 is not necessarily indicative of future cash flow performance.

Cash and cash equivalents for the six months ended March 31, 2017 decreased from $965,115 at the beginning of the period to $764,559 at the end of the period. This is a decrease of $200,556, or 20.8%. Net working capital (current assets minus current liabilities) for the six months ended March 31, 2017 decreased from ($5,122,295) at the beginning of the period to ($5,815,727) at the end of the period. This is a decrease of ($453,430). This decrease is primarily due to the reduction of revenues for the period.

Cash Flows from Continuing Operating Activities. Net cash provided by continuing operating activities for the six months ended March 31, 2017 was $973,232, as compared to $1,602,121 for the six months ended March 31, 2016. The change was driven by a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses.

Cash Flows from Discontinued Operating Activities. Net cash used in discontinued operating activities for the six months ended March 31, 2017 was $37,547 reported within continuing operations in 2017, as compared to $183,177 for the six months ending March 31, 2016. The 2016 figure includes the settlement of a lawsuit involving the Company's discontinued food business.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended March 31, 2017 was $130,608, as compared to $11,006,191 for the six months ended March 31, 2016. The decrease is due to the presence of the INDCO acquisition in the prior period.

Cash Flows from Financing Activities. Net cash (used in) provided by financing activities for the six months ended March 31, 2017 was ($1,043,180) as compared to $9,761,894 for the six months ended March 31, 2016. The cash used in financing activities for the six months ending March 31, 2017 primarily went toward the second of three annual earnout payments associated with the 2014 acquisition of Alpha/PCL and toward repayment of the First Merchants credit facility associated with the INDCO acquisition. The cash provided by financing activities for the six months ended March 31, 2016 primarily came from the First Merchants credit facility and the sale of additional Preferred Series C shares, both associated with the INDCO acquisition.

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

Working Capital Requirements. Janel Group’s cash needs are currently met by the Presidential Facility and cash on hand. As of March 31, 2017, the Company had $3,542,704 available under its $10,000,000 Presidential Facility and $317,300 in cash. The Company believes that current financial resources will be sufficient to finance Janel Group operations and obligations (current and long-term liabilities) for the long- and short-terms. However, Janel Group’s actual working capital needs for the long- and short-terms will depend upon numerous factors, including operating results, the cost associated with growing Janel Group either internally or through acquisition, competition, and the availability under the Presidential Facility. None of these factors can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Janel Group’s operations will be materially negatively impacted.

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

Working Capital Requirements. INDCO’s cash needs are currently met by the First Merchant’s Bank term loan and revolving credit facility and cash on hand. As of March 31, 2017, INDCO had $1,500,000 available under its $1,500,000 revolving facility, subject to collateral availability, and $447,259 in cash. The Company believes that the current financial resources will be sufficient to finance INDCO operations and obligations (current and long-term liabilities) for the long- and short-terms. However, actual working capital needs for the long- and short-terms will depend upon numerous factors, including operating results, the cost associated with growing INDCO either internally or through acquisition, competition, and available credit under the revolving credit facility. None of these factors can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, INDCO’s operations will be materially negatively impacted.

Current Outlook

The results of operations in both the Global Logistics Services and Manufacturing segments are affected by the general economic cycle, particularly as it influences global trade levels and, specifically, the import and export activities of our Janel Group business’s various current and prospective customers. Historically, the Company’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group’s international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

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

In addition to supporting its subsidiaries’ growth plans, the Company may seek to grow by entering new business segments through acquisition.

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

Management believes that the nature of the Company’s business is such that there are few, if any, complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy.

Revenue Recognition

Global Logistics Services

Revenues are derived from airfreight, ocean freight and custom brokerage services. The Company’s Janel Group business is a non-asset-based carrier and accordingly does not own transportation assets. Janel Group generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct carriers (airlines, steam ship lines, etc.) and reselling those services to its customers. By consolidating shipments from multiple customers and availing itself of its buying power, Janel Group is able to negotiate favorable rates from the direct carriers, while offering to its customer’s lower rates than the customers could obtain themselves.

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

The movement of freight may require multiple services. In most instances, Janel Group may perform multiple services including destination break bulk and value added services such as local transportation, distribution services and logistics management. Each of these services has separate fee that is recognized as revenue upon completion of the service.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2017	0	0	0	0
February 2017	0	0	0	0
March 2017	100,000	$12.00	0	0
Total	100,000	$12.00	0	0

On March 31, 2017, the Company entered into an Agreement and Release with James N. Jannello, the founder and former president of the Company, pursuant to which Mr. Jannello released the Company from all future obligations in connection with Mr. Jannello’s retirement from the Company in 2013, the Company and Mr. Jannello released each other from all claims, and the Company and affiliated purchasers purchased 20,000 and 80,000 shares, respectively, of Mr. Jannello’s 110,000 shares of the Company’s Common Stock. The aggregate payment to Mr. Jannello by all purchasers was $1,200,000.

ITEM 5.	OTHER INFORMATION

On May 12, 2017, the Company submitted for filing to the Nevada Secretary of State an Amendment to Certificate of Designation After Issuance of Class or Series eliminating redemption rights of holders of the Company’s Series C Cumulative Preferred Stock, par value $0.001 per share.

On May 12, 2017, Janel adopted the Company’s 2017 Equity Incentive Plan (the “Plan”) pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company and its subsidiaries. Participants and all terms of any awards under the Plan are in the discretion of the Company’s Compensation Committee (or the full Board if no Compensation Committee is appointed). The full text of the Plan is filed as Exhibit 10.2 hereto and incorporated herein by this reference.

On May 12, 2017, the following named executive officers were granted options under the Company’s 2013 Non-Qualified Stock Option Plan exercisable for a period of ten years to purchase the following number of shares of the Company’s common stock at $8.01 per share:

Name	Number of Shares
Brendan J. Killackey	8,000
Carlos Pla	3,121

The options granted to Mr. Killackey are immediately exercisable, and the options granted to Mr. Pla are exercisable in three equal installments on the first, second and third anniversaries of the grant date and were in satisfaction of the grant previously reported as having been made as part of his employment by the Company.

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designations of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
3.6	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock*

3.8	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Janel Corporation 2017 Equity Incentive Plan*
10.3	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2012, File No. 333-60608)
10.4	First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)
10.5	Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)
10.6	Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)
10.7	Fourth Amendment to the Loan and Security Agreement and Demand Secured Promissory Note, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.8	Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.9	Credit Agreement, effective as of February 29, 2016, by and between INDCO, Inc. and First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.10	Term Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.11	Revolving Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.12	Security Agreement, effective as of February 29, 2016, made by INDCO and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.13	Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.14	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, March 31, 2017 and September 30, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2017	JANEL CORPORATION
Registrant

/s/ Brendan J. Killackey
President and Chief Executive Officer (Principal Executive Officer)

/s/ Carlos Pla
Chief Financial Officer (Principal Financial Officer)

