Form 10-Q
period 2017-06-30
JANEL CORP
filed 2017-08-04
CIK 1133062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-60608

JANEL CORPORATION

Nevada	86-1005291
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

303 Merrick Road – Suite 400
Lynbrook, New York	11563
(Address of principal executive offices)	(Zip Code)

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

Yes ☐           No ☒

The number of shares of Common Stock outstanding as of August 4, 2017 was 553,951.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For Quarterly Period Ended June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,889,468	$965,115
Accounts receivable, net of allowance for doubtful accounts of $242,270 and $230,000, respectively	13,323,679	12,353,582
Inventory	332,365	356,875
Prepaid expenses and sundry current assets	314,059	233,716
Total current assets	15,859,571	13,909,288
PROPERTY AND EQUIPMENT, NET	338,218	287,391
OTHER ASSETS
Intangible assets, net (Note 3)	12,041,771	12,373,266
Goodwill	9,101,858	8,443,477
Deferred income taxes	587,983	844,977
Security deposits	122,246	99,658
Total other assets	21,853,858	21,761,378
Total assets	$38,051,647	$35,958,057

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - banks (Note 4)	$6,674,311	$6,498,403
Note payable - related party, net of imputed interest (Note 5)	492,635	500,000
Accounts payable - trade	11,635,006	9,298,029
Accrued expenses and other current liabilities	1,832,335	1,254,926
Dividends payable	994,945	623,077
Note payable – other	-	-
Current portion of long-term debt	857,148	857,148
Total current liabilities	22,486,380	19,031,583
OTHER LIABILTIES
LONG-TERM DEBT – BANK
Long-term debt (Note 4)	3,640,179	4,616,540
Long-term debt - related party, net of imputed interest (Note 5)	-	471,108
Deferred compensation	78,568	78,568
Total other liabilities	3,718,747	5,166,216
Total liabilities	26,205,127	24,197,799
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding at both dates	20	20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding at both dates	1	1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding at both dates	15	15
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and 553,951 and 573,951 shares outstanding, respectively	574	574
Paid-in capital	12,710,441	12,920,416
Treasury stock, at cost 20,000 shares (Note 6)	(240,000)	-
Accumulated deficit	(1,700,803)	(2,161,994)
Total Janel Corporation stockholders' equity	10,770,248	10,759,032
Non-controlling interest	1,076,272	1,001,226
Total stockholders' equity	11,846,520	11,760,258
Total liabilities and stockholders' equity	$38,051,647	$35,958,057

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three months ended June 30,		Nine months ended June 30,
		2017	2016	2017	2016

REVENUES
Global Logistics Services		$17,963,837	$15,425,092	$49,499,193	$53,935,789
Manufacturing		2,283,041	2,080,361	6,444,205	2,792,667
TOTAL REVENUES		20,246,878	17,505,453	55,943,398	56,728,456
COST AND EXPENSES
Forwarding expenses		14,455,926	12,157,139	39,810,183	44,171,758
Cost of revenues - manufacturing		989,313	961,587	2,888,458	1,266,878
Selling, general and administrative		4,002,311	3,460,936	11,206,459	9,798,908
Amortization of intangible assets		195,666	203,237	578,997	402,915
TOTAL COSTS AND EXPENSES		19,643,216	16,782,899	54,484,097	55,640,459

INCOME FROM OPERATIONS		603,662	722,554	1,459,301	1,087,997
OTHER ITEMS
Interest expense, net of interest income		(184,280)	(199,892)	(566,807)	(476,665)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		419,382	522,662	892,494	611,332
Income taxes		(129,419)	(36,604)	(356,257)	(75,181)
NET INCOME FROM CONTINUING OPERATIONS		289,963	486,058	536,237	536,151
Loss from discontinued operations, net of tax		-	(1,668)	-	(184,845)
NET INCOME		289,963	484,390	536,237	351,306
Less: net income attributable to non-controlling interests		30,943	35,331	75,046	49,636
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION STOCKHOLDERS		259,020	449,059	461,191	301,670

Preferred stock dividends		(127,706)	(133,819)	(383,118)	(262,165)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$131,314	$315,240	$78,073	$39,505
Income per share from continuing operations attributable to common stockholders:	Basic	$0.52	$0.85	$0.95	$0.93
	Diluted	$0.42	$0.78	$0.77	$0.87

(Loss) per share from discontinued operations attributable to common stockholders:	Basic	$-	$-	$-	$(0.32)
	Diluted	$-	$-	$-	$(0.32)

Net income (loss) per share attributable to common stockholders:	Basic	$0.24	$0.55	$0.14	$0.07
	Diluted	$0.19	$0.51	$0.11	$0.06

Basic weighted average number of shares outstanding		553,951	573,951	567,309	573,951
Fully-diluted weighted average number of shares outstanding		686,699	622,624	693,332	613,865

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Treasury Stock			Non- Controlling	Total
	Shares	$	Shares	$	Capital	Deficit	Shares	$	TOTAL	Interest	Equity

Balance - September 30, 2016	573,951	$574	35,476	$36	$12,920,416	$(2,161,994)	-	-	$10,759,032	$1,001,226	$11,760,258
Net income	-	-	-	-	-	461,191	-	-	461,191	75,046	$536,237
Dividends to preferred stockholders	-	-	-	-	(383,118)	-	-	-	(383,118)	-	$(383,118)
Stock-based compensation	-	-	-	-	173,143	-	-	-	173,143	-	$173,143
Treasury stock acquired	-	-	-	-	-	-	20,000	(240,000)	(240,000)	-	$(240,000)
Balance - June 30, 2017	573,951	$574	35,476	$36	$12,710,441	$(1,700,803)	20,000	$(240,000)	$10,770,248	$1,076,272	$11,846,520

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$536,237	$351,306
Plus (loss) from discontinued operations	-	184,845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	82,460	341
Depreciation	85,291	62,592
Deferred income tax	256,994	-
Amortization of intangible assets	578,997	402,915
Amortization of imputed interest	21,526	41,954
Stock based compensation	173,143	91,492
Changes in operating assets and liabilities:
Accounts receivable	(753,754)	1,942,323
Inventory	24,510	(49,397)
Prepaid expenses and sundry current assets	(87,655)	(64,279)
Accounts payable and accrued expenses	1,910,937	(1,924,522)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,828,686	1,039,570
NET CASH USED IN DISCONTINUED OPERATIONS	-	(184,845)
	2,828,686	854,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(136,118)	(307,550)
Cash acquired from acquisition	115,986	-
Acquisition of subsidiary	(100,000)	(10,734,663)
NET CASH USED IN INVESTING ACTIVITIES	(120,132)	(11,042,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(11,250)	(11,250)
Proceeds (payments) from bank loans	(1,032,951)	5,479,229
Proceeds from sale of preferred series C shares	-	4,352,663
Repayment of notes payable - related party	(500,000)	-
Treasury stock acquisition	(240,000)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,784,201)	9,820,642
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	924,353	(366,846)
CASH AND CASH EQUIVALENTS, beginning of the period	965,115	942,748
CASH AND CASH EQUIVALENTS, end of period	$1,889,468	$575,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$545,281	$476,665
Income taxes	$145,470	$75,181
Non-cash financing activities:
Dividends declared to preferred stockholders	$371,868	$262,165
Acquisition of business:
Intangible assets acquired	$898,381	$12,102,838

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Article 10 of Regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Janel Corporation (together with its subsidiaries, “the Company”) believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about December 22, 2016.

2.	ACQUISITIONS

INDCO, Inc. (“INDCO”)

General. On March 21, 2016, the Company executed and closed a Stock Purchase Agreement (the “INDCO Purchase Agreement”) for the purchase by the Company of the outstanding common stock (the “INDCO Shares”) of INDCO, which manufactures and distributes industrial mixing equipment. The INDCO Shares represent approximately 91.65% of the beneficial ownership of INDCO. The remaining 8.35% ownership was retained by existing INDCO management.

Under the terms of the INDCO Purchase Agreement, the purchase price for the INDCO shares was $11,000,000, subject to certain closing adjustments and customary indemnifications, representations and warranties. The purchase price was paid at closing in cash.

INDCO comprises the Manufacturing segment of the Company.

Purchase Price Allocation. In accordance with the acquisition method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets based on their estimated fair values, which were determined by an independent valuation performed by a third party, as of the effective acquisition date, March 1, 2016.

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

W.J. Byrnes & Co. (“Byrnes”)

General. On April 1, 2017, the Company executed and closed a Stock Purchase Agreement (the “Byrnes Purchase Agreement”) for the purchase by the Company of 100% of the outstanding common stock (the “Byrnes Shares”) of W.J. Byrnes & Co., a global logistics services provider with five U.S. locations.

Under the terms of the Byrnes Purchase Agreement, the purchase price for the Byrnes Shares was $100,000 in cash, paid at the closing, plus the assumption of Byrnes’ net liabilities, subject to certain closing adjustments and customary indemnifications, representations and warranties.

The Byrnes acquisition expands the domestic network of the Company’s Global Logistics Services segment.

Purchase Price Allocation. In accordance with the acquisition method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets based on their estimated fair values, which were determined by an independent valuation performed by a third party, as of the effective acquisition date, April 1, 2017.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The following table summarizes the fair values assigned to the assets acquired and liabilities assumed.

Fair Value
Cash	$115,986
Accounts receivable, net of allowance for doubtful accounts	298,803
Customer relationships and other intangibles	240,000
Goodwill	658,381
Security deposits	15,275
Note payable - bank	(224,998)
Accounts payable - trade	(891,169)
Accrued expenses and other current liabilities	(112,278)
Purchase price	$100,000

3.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	June 30,	September 30,
	2017	2016	Life
Customer relationships	$11,690,000	$11,450,000	15-20 years
Trademarks / names	1,770,000	1,770,000	20 years
Other	60,000	60,000	2-5 years
	13,520,000	13,280,000
Less: accumulated amortization	(1,478,229)	(906,734)
	$12,041,771	$12,373,266

4.	NOTES PAYABLE – BANKS

Presidential Financial Corporation Borrowing Facility

On March 27, 2014, Janel Corporation and several of its subsidiaries within its Global Logistics Services segment (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a revolving line of credit facility (the “Presidential Facility”). As currently amended, the Presidential Facility provides that the Janel Borrowers can borrow up to $10,000,000, limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential Facility are secured by the assets of the Janel Borrowers. The Loan Security Agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined. The Presidential Facility will expire on March 27, 2018, subject to earlier termination as provided in the Loan and Security Agreement, unless renewed.

As of June 30, 2017, there were outstanding borrowings of $6,442,500 under the Presidential Facility, representing 90.7% of the $7,104,942 available thereunder. The Janel Borrowers are in compliance with the covenants defined in the Loan and Security Agreement.

First Merchants Bank Borrowing Facility

On March 21, 2016, INDCO executed a Credit Agreement with First Merchants Bank (“First Merchants”) with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the “First Merchants Facility”). Interest will accrue on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants Facility are secured by all of INDCO’s assets, and are guaranteed by the Company. The Credit Agreement requires, among other things, that INDCO, on a monthly basis, not exceed a “maximum total funded debt to EBITDA ratio” and maintain a “minimum fixed charge covenant ratio,” both as defined. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the Credit Agreement, unless renewed.

As of June 30, 2017, there were no borrowings under the revolving loan, and there were outstanding borrowings of $4,533,994 under the term loan. INDCO is in compliance with the covenants defined in the Credit Agreement.

5.	LONG-TERM DEBT – RELATED PARTY

Long-term debt - related party consists of the following:

	June 30,	September 30,
	2017	2016
Non-interest bearing note payable to a related party, net of imputed interest due	$492,635	$971,108
Less current portion	(492,635)	(500,000)
	$-	$471,108

6.	STOCKHOLDERS’ EQUITY

On October 1, 2016, the Company entered into an agreement to grant a consultant options to purchase 6,053 shares of common stock ($25,000 worth of stock based on the September 30, 2016 closing price of $4.13) at an exercise price of $4.13 per share. The options are exercisable in three installments on each of October 1, 2017, 2018 and 2019.

On March 31, 2017, the Company acquired 20,000 shares of its common stock for an aggregate of $240,000. This amount was paid in April 2017.

On May 12, 2017, the two executive officers were granted an aggregate of 11,121 options to purchase shares of the Company’s common stock under the Company’s 2013 Non-Qualified Stock Option Plan. The options are exercisable for a period of ten years at an exercise price of $8.01 per share. Eight-thousand options were immediately exercisable, and 3,121 options are exercisable in three equal annual installments commencing on the first anniversary of the grant date.

On May 12, 2017, two employees were granted an aggregate of 10,000 options to purchase shares of the Company’s common stock under the Company’s 2013 Non-Qualified Stock Option Plan. The options are exercisable for a period of ten years at an exercise price of $8.01 per share. The shares are exercisable in three equal annual installments commencing on the first anniversary of the grant date.

On May 12, 2017, the Company adopted the Company’s 2017 Equity Incentive Plan (the “Plan”) pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company’s Board of Directors in its role as the Compensation Committee.

On May 12, 2017, a non-executive director was granted an aggregate of 6,524 options to purchase shares of the Company’s common stock under the Plan. The options are exercisable for a period of ten years at an exercise price of $8.01 per share. The shares are exercisable in three equal annual installments commencing on October 1, 2017 and the subsequent anniversaries thereafter.

On May 12, 2017, the Company granted 15,000 and 10,000 Restricted Stock Awards to a non-executive director and a consultant, respectively, under the Plan. Each grant vests in three equal annual installments commencing on October 1, 2017.

7.	BUSINESS SEGMENT INFORMATION

As of June 30, 2017, the Company operates in two reportable segments, Global Logistics Services and Manufacturing, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the three and nine months ended June 30, 2017 and 2016:

For the three months ended June 30, 2017	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$20,246,878	$17,963,837	$2,283,041	$-
Forwarding expenses and cost of revenues	15,445,239	14,455,926	989,313	-
Gross margin	4,801,639	3,507,911	1,293,728	-
Selling, general and administrative	4,002,311	2,870,235	635,680	496,396
Amortization of intangible assets	195,666	-	2,500	193,166
Income (loss) from operations	603,662	637,676	655,548	(689,562)
Interest expense	184,280	116,672	67,608	-
Identifiable assets	38,051,647	13,976,503	2,343,533	21,731,611
Capital expenditures	5,510	-	5,510	-

For the three months ended June 30, 2016	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$17,505,453	$15,425,092	$2,080,361	$-
Forwarding expenses and cost of revenues	13,118,726	12,157,139	961,587	-
Gross margin	4,386,727	3,267,953	1,118,774	-
Selling, general and administrative	3,460,936	2,613,697	594,186	253,053
Amortization of intangible assets	203,237	-	2,500	200,737
Income (loss) from operations	722,554	654,256	522,088	(453,790)
Interest expense	199,892	120,988	78,904	-
Identifiable assets	33,761,934	12,338,707	1,744,624	19,678,603
Capital expenditures	19,797	-	19,797	-

For the nine months ended June 30, 2017	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$55,943,398	$49,499,193	$6,444,205	$-
Forwarding expenses and cost of revenues	42,698,641	39,810,183	2,888,458	-
Gross margin	13,244,757	9,689,010	3,555,747	-
Selling, general and administrative	11,206,459	8,001,437	1,911,848	1,293,174
Amortization of intangible assets	578,997	-	7,500	571,497
Income (loss) from operations	1,459,301	1,687,573	1,636,399	(1,864,671)
Interest expense	566,807	356,362	210,445	-
Identifiable assets	38,051,647	13,976,503	2,343,533	21,731,611
Capital expenditures	136,118	22,793	113,325	-

For the nine months ended June 30, 2016	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$56,728,456	$53,935,789	$2,792,667	$-
Forwarding expense and cost of revenues	45,438,636	44,171,758	1,266,878	-
Gross margin	11,289,820	9,764,031	1,525,789	-
Selling, general and administrative	9,798,908	8,086,749	805,985	906,174
Amortization of intangible assets	402,915	-	3,333	399,582
Income (loss) from operations	1,087,997	1,677,282	716,471	(1,305,756)
Interest expense	476,665	382,804	93,861	-
Identifiable assets	33,761,934	12,338,707	1,744,624	19,678,603
Capital expenditures	307,550	2,905	304,645	-

8.	SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There is no material subsequent events as of that date which would require disclosure in or adjustments to the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “anticipates,” “estimates,” and similar expressions. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.

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

Janel’s management focuses on significant capital allocation decisions, corporate governance and support of its subsidiaries where appropriate. The Company expects to grow through its subsidiaries’ organic growth and by completing acquisitions. Janel either will acquire businesses within its existing segments, or it will expand its portfolio into new segments. Janel’s acquisition strategy focuses on companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

In September 2014, the Company purchased the equity of Alpha International/President Container Lines (“Alpha/PCL”), a global logistics services company. Approximately one year later, it purchased the equity of Liberty International, Inc. (“Liberty”). In April 2017, it purchased the equity of W.J. Byrnes & Co. (“Byrnes”). These companies, along with the legacy Janel Group, comprise Janel Corporation’s Global Logistics Services segment, which focuses on international transportation and customs clearance. In March 2016, the Company purchased INDCO, Inc. (“INDCO”) in order to diversify cash flow streams. INDCO comprises Janel Corporation’s Manufacturing segment.

The Company employs 121 full-time and five part-time people in the United States. None of these employees is covered by a collective bargaining agreement. We have experienced no work stoppages and consider relations with our employees to be good.

Results of Operations

Global Logistics Services – Three months ended June 30, 2017 and 2016

Revenues. Total revenues from continuing operations for the three months ended June 30, 2017 were $17,963,837, as compared to $15,425,092 for the three months ended June 30, 2016. This is an increase of $2,538,745, or 16.5%. The increase is due to revenue of $1,104,742 derived from Byrnes customers and $1,434,003 derived from new and existing non-Byrnes customers.

Forwarding Expenses. Total forwarding expenses from continuing operations for the three months ended June 30, 2017 were $14,455,926, as compared to $12,157,139 for the three months ended June 30, 2016. This is an increase of $2,298,787, or 18.9%. The increase is due to forwarding expenses of $691,411 attributable to Byrnes customers and $1,607,376 associated with new and existing non-Byrnes customers.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses from continuing operations for the three months ended June 30, 2017 were $2,870,235, as compared to $2,613,697 for the three months ended June 30, 2016. This is an increase of $256,538, or 9.8%. The increase primarily is due to additional selling, general and administrative costs associated with the integration of the Byrnes offices. As a percentage of revenue, selling, general and administrative expenses for the three months ended June 30, 2017 were 16.0%, as compared to 16.9% for the three months ended June 30, 2016.

Interest Expense. Total interest expense for the three months ended June 30, 2017 was $116,672, as compared to $120,988 for the three months ended June 30, 2016. This is a decrease of ($4,316), or (3.6%). The decrease was due to an improvement in working capital for the period that lowered average borrowings against the Presidential Borrowing Facility referenced below.

Income from Continuing Operations before Income Taxes. As a result of the above, income from continuing operations before income taxes for the three months ended June 30, 2017 was $521,004, as compared to $533,268 for the three months ended June 30, 2016. This is a decrease of ($12,264), or (2.3%).

Manufacturing – Three months ended June 30, 2017 and 2016

Revenues. Total revenues for the three months ended June 30, 2017 were $2,283,041, as compared to $2,080,361 for the three months ended June 30, 2016. This is an increase of $202,680, or 9.7%. The increase primarily is due to growth in demand for core INDCO manufactured mixer products.

Cost of Revenues. Total cost of revenues for the three months ended June 30, 2017 was $989,313 as compared to $961,587 for the three months ended June 30, 2016. This is an increase of $27,726, or 2.9%. The increase primarily is due to costs associated with meeting the growth in demand described above.

Gross Margin. Total gross margin for the three months ended June 30, 2017 was $1,293,728, as compared to $1,118,774 for the three months ended June 30, 2016. This is an increase of $174,954, or 15.6%. As a percentage of revenue, gross margin for the three months ended June 30, 2017 was 56.7%, as compared to 53.8% for the three months ended June 30, 2016. The increase primarily is due to growth in sales of relatively higher margin products.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended June 30, 2017 were $635,680, as compared to $594,186 for the three months ended June 30, 2016. This is an increase of $41,494 or 7.0%. The increase primarily is due to additional sales expenses associated with the growth of the business.

Interest Expense. Total interest expense for the three months ended June 30, 2017 was $67,608 as compared to $78,904 for the three months ended June 30, 2016. This is a decrease of ($11,296), or (14.3%). The decrease is due to paydown of principal on the First Merchants Bank Borrowing Facility referenced below.

Income from Continuing Operations before Income Taxes. As a result of the above, income from continuing operations before income taxes for the three months ended June 30, 2017 was $587,940, as compared to $443,184 for the three months ended June 30, 2016. This is an increase of $144,756, or 32.7%.

Corporate – Three months ended June 30, 2017 and 2016

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses from continuing operations for the three months ended June 30, 2017 were $496,396, as compared to $253,053 for the three months ended June 30, 2016. This is an increase of $243,343, or 96.2%. The increase is due to the recategorization of certain costs, previously included in the Global Logistics Services segment, as “corporate” costs. These include primarily the salaries of executives whose responsibilities have shifted from the Global Logistics Service segment to Janel Corporation corporate development.

Amortization of Intangible Assets. Total amortization of intangible assets for the three months ended June 30, 2017 was $193,166 as compared to $200,737 for the three months ended June 30, 2016. This is a decrease of ($7,571), or (3.8%). The decrease is due to an amortization adjustment related to INDCO in the first quarter following the INDCO acquisition.

Net Loss. As a result of the above, net loss for the three months ended June 30, 2017 was ($689,562), as compared to ($453,790) for the three months ended June 30, 2016. This is a decrease of ($235,772) or (52.0%).

Consolidated income taxes – Three months ended June 30, 2017 and 2016

The company recorded a net income tax provision for the three months ended June 30, 2017 of $129,419, as compared to $36,604 for the three months ended June 30, 2016.

Global Logistics Services – Nine months ended June 30, 2017 and 2016

Revenues. Total revenues from continuing operations for the nine months ended June 30, 2017 were $49,499,193, as compared to $53,935,789 for the nine months ended June 30, 2016. This is a decrease of ($4,436,596), or (8.2%). The decrease primarily is due to the loss of a low-margin, high-revenue customer, offset by revenues from new customers, including those derived from the Byrnes acquisition.

Forwarding Expenses. Total forwarding expenses from continuing operations for the nine months ended June 30, 2017 were $39,810,183 as compared to $44,171,758 for the nine months ended June 30, 2016. This is a decrease of ($4,361,575), or (9.9%). The decrease primarily is due to reduction in expenses associated with the loss of the low-margin, high-revenue customer referenced above, offset by additional expenses associated with new customer revenues, including those derived from the Byrnes acquisition.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses from continuing operations for the nine months ended June 30, 2017 were $8,001,437 as compared to $8,086,749 for the nine months ended June 30, 2016. This is a decrease of ($85,312), or (1.1%). The decrease is due to certain cost reduction initiatives enacted in prior periods. As a percentage of revenue, selling, general and administrative expenses for the nine months ended June 30, 2017 were 16.2%, as compared to 15.0% for the nine months ended June 30, 2016. This is an increase of 1.2%. The increase primarily is due to the reduction in revenues associated with the loss of the low-margin, high-revenue customer referenced above.

Interest Expense. Total interest expense for the nine months ended June 30, 2017 was $356,362, as compared to $382,804 for the nine months ended June 30, 2016. This is a decrease of ($26,442), or (6.9%). The decrease was due to an improvement in working capital for the period, which lowered average borrowings against the Presidential Borrowing Facility referenced below.

Income from Continuing Operations before Income Taxes. As a result of the above, income from continuing operations before income taxes for the nine months ended June 30, 2017 was $1,331,211, as compared to $1,294,478 for the nine months ended June 30, 2016. This is an increase of $36,733, or 2.8%.

Manufacturing – Nine months ended June 30, 2017 and 2016

INDCO, which comprises the Company’s Manufacturing segment, was purchased as of March 1, 2016. Therefore, prior period data includes only the results of the four months in that period that the Company owned INDCO.

Revenues. Total revenues for the nine months ended June 30, 2017 were $6,444,205 and $2,792,667 for the four months ended June 30, 2016.

Cost of Revenues. Total cost of revenues for the nine months ended June 30, 2017 was $2,888,458 and $1,266,878 for the four months ended June 30, 2016.

Gross Margin. Total gross margin for the nine months ended June 30, 2017 was $3,555,748 and $1,525,789 for the four months ended June 30, 2016.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended June 30, 2017 were $1,911,848 and $805,985 for the four months ended June 30, 2016.

Interest Expense. Total interest expense for the nine months ended June 30, 2017 was $210,445 and $93,861 for the four months ended June 30, 2016.

Income from Continuing Operations before Income Taxes. Income from continuing operations before income taxes for the nine months ended June 30, 2017 was $1,425,954 and $622,610 for the four months ended June 30, 2016.

Corporate – Nine months ended June 30, 2017 and 2016

Corporate Selling, General and Administrative Expenses. Total corporate selling, general and administrative expenses from continuing operations for the nine months ended June 30, 2017 were $1,293,174 as compared to $906,174 for the nine months ended June 30, 2016. This is an increase of $387,000, or 42.7%. The increase is due to the recategorization of certain costs, previously included in the Global Logistics Services segment, as “corporate” costs. These include primarily the salaries of executives whose responsibilities have shifted from the Global Logistics Service segment to Janel Corporation corporate development.

Amortization of Intangible Assets. Total amortization of intangible assets for the nine months ended June 30, 2017 was $571,497, as compared to $399,582 for the nine months ended June 30, 2016. This is an increase of $171,915, or 43.0%. The increase is due to the full-year impact of goodwill amortization associated with the March 2016 purchase of INDCO and additional goodwill amortization associated with the April 2017 purchase of Byrnes. These amounts do not include amortization associated with the INDCO term loan origination fee.

Net Loss. As a result of the above, net loss for the nine months ended June 30, 2017 was ($1,864,671) as compared to ($1,305,756) for the nine months ended June 30, 2016. This is a decrease of ($558,915) or (42.8%).

Consolidated income taxes – Nine months ended June 30, 2017 and 2016

The company recorded a net income tax provision for the nine months ended June 30, 2017 of $356,257, as compared to $75,181 for the nine months ended June 30, 2016.

Liquidity and Capital Resources

General. Our ability to satisfy our liquidity requirements, which derive from debt obligations, working capital needs, day-to-day operating expenses and capital expenditures, depends upon our future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. We depend on our commercial credit facilities to fund our day-to-day operations, as there is a timing difference between our collection cycles and the timing of our payments to vendors.

Janel’s cash flow performance for the nine months ending June 30, 2017 is not necessarily indicative of future cash flow performance.

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended June 30, 2017 was $2,828,686, as compared to $1,039,570 for the nine months ended June 30, 2016. This is an increase of $1,789,116, or 172.1%. The increase primarily is due to changes in accounts payable and accrued liabilities, offset by changes in accounts receivable.

Cash Flows from Discontinued Operating Activities. Net cash used in discontinued operating activities for the nine months ended June 30, 2017 was $46,878, which amount was reported within continuing operations in 2017, as compared to $184,845 for the nine months ending June 30, 2016. This is a decrease of ($137,967), or (74.6%). The 2016 figure includes the settlement of a lawsuit involving the Company's discontinued food business.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended June 30, 2017 was $120,132, as compared to $11,042,213 for the nine months ended June 30, 2016. The decrease reflects the INDCO acquisition in the prior period.

Cash Flows from Financing Activities. Net cash (used in) provided by financing activities for the nine months ended June 30, 2017 was ($1,784,201) as compared to $9,820,642 for the nine months ended June 30, 2016. The cash used in financing activities for the nine months ending June 30, 2017 primarily went toward the second of three annual earnout payments associated with the 2014 acquisition of Alpha/PCL and toward repayment of the First Merchants Bank Borrowing Facility associated with the INDCO acquisition. The cash provided by financing activities for the nine months ended June 30, 2016 primarily came from the First Merchants Bank Borrowing Facility and the sale of additional Preferred Series C shares, both associated with the INDCO acquisition.

Global Logistics Services

Presidential Financial Corporation Borrowing Facility. On March 27, 2014, Janel Corporation and several of its subsidiaries within its Global Logistics Services segment (collectively, the “Janel Borrowers”), entered into a Loan and Security Agreement with Presidential Financial Corporation (“Presidential”) with respect to a revolving line of credit facility (the “Presidential Facility”). As currently amended, the Presidential Facility provides that the Janel Borrowers can borrow up to $10,000,000, limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Loan and Security Agreement. Interest will accrue at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential Facility are secured by the assets of the Janel Borrowers. The Loan Security Agreement requires, among other things, that the Company, on a monthly basis, maintain a “minimum fixed charge covenant ratio” and “tangible net worth,” both as defined. The Presidential Facility will expire on March 27, 2018, subject to earlier termination as provided in the Loan and Security Agreement, unless renewed.

Working Capital Requirements. Janel Group’s cash needs are currently met by cash flow from operations, the Presidential Facility and cash on hand. As of June 30, 2017, the Company had $662,442 available under its Presidential Facility and $1,232,102 in cash. The Company believes that current financial resources will be sufficient to finance Janel Group operations and obligations (current and long-term liabilities) for the long- and short-terms. However, Janel Group’s actual working capital needs for the long- and short-terms will depend upon numerous factors, including operating results, the cost associated with growing Janel Group either internally or through acquisition, competition, and the availability under the Presidential Facility. None of these factors can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Janel Group’s operations will be materially negatively impacted.

Manufacturing

First Merchants Bank Borrowing Facility. On March 21, 2016, INDCO executed a Credit Agreement with First Merchants Bank (“First Merchants”) with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the “First Merchants Facility”). Interest will accrue on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if INDCO’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if INDCO’s cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. INDCO’s obligations under the First Merchants Facility are secured by all of INDCO’s assets, and are guaranteed by the Company. The Credit Agreement requires, among other things, that INDCO, on a monthly basis, not exceed a “maximum total funded debt to EBITDA ratio” and maintain a “minimum fixed charge covenant ratio,” both as defined. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the Credit Agreement, unless renewed.

Working Capital Requirements. INDCO’s cash needs are currently met by cash flow from operations, the First Merchants Facility, and cash on hand. As of June 30, 2017, INDCO had $1,500,000 available under its $1,500,000 revolving facility, subject to collateral availability, and $657,366 in cash. The Company believes that the current financial resources will be sufficient to finance INDCO operations and obligations (current and long-term liabilities) for the long- and short-terms. However, actual working capital needs for the long- and short-terms will depend upon numerous factors, including operating results, the cost associated with growing INDCO either internally or through acquisition, competition, and available credit under the revolving credit facility. None of these factors can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, INDCO’s operations will be materially negatively impacted.

Current Outlook

The results of operations for both Janel Group and INDCO are affected by the general economic cycle. Janel Group is particularly influenced by global trade levels, specifically the import and export activities of its current and prospective customers. Historically, Janel Group’s quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors, including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group’s international network and service offerings, and other similar and subtle forces.

The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

Both Janel Group and INDCO are implementing business strategies to grow revenue and profitability for the current fiscal year and beyond. Janel Group’s strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions, and a continued focus on implementing lean methodologies to contain operating expenses. INDCO’s strategy calls for introductions of new product lines and wider distribution and promotion of its print- and web-based catalog.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to revenue recognition, the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and deferred income taxes. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from management’s estimates.

Management believes that the nature of the Company’s business is such that there are few, if any, complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy.

Revenue Recognition

Global Logistics Services

The Company’s Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as “Janel Group.” Janel Group derives its revenues from air freight, ocean freight and customs brokerage services.

In its capacity as an air freight and ocean freight service provider, Janel Group acts as an indirect carrier: it does not own any transportation assets. Rather, it purchases transportation services from direct carriers (airlines, steam ship lines, etc.) and resells them to its customers. By consolidating shipments from multiple customers and availing itself of its buying power, Janel Group is able to negotiate favorable rates from direct carriers and offer to its customers better rates than the customers could obtain themselves.

Air freight revenues include charges for carrying shipments when Janel Group acts as an air freight consolidator. Ocean freight revenues include charges for carrying shipments when Janel Group acts as a Non-Vessel Operating Common Carrier (“NVOCC”). Janel Group issues a House Airway Bill (“HAWB”) or a House Ocean Bill of Lading (“HOBL”) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, Janel Group receives a contract of carriage known as a Master Airway Bill for air freight shipments and a Master Ocean Bill of Lading for ocean freight shipments. At this point, the risk of loss passes to the carrier; however, in order to claim for any such loss, the customer is obligated to pay the freight charges.

Based upon the terms of the contract of carriage, Janel Group recognizes air freight and ocean freight revenues when the freight is tendered to the direct carrier. Costs related to the shipments are recognized at the same time.

In some cases, Janel Group acts as an agent for the shipper, in which case it does not issue a HAWB or a HOBL. Revenues from these activities include only commission and fees earned for services performed. They are recognized upon completion of services.

In its capacity as a customs broker, Janel Group provides multiple services, including preparing documentation necessary for clearing shipments through U.S. customs, calculating and providing for payment of duties and other charges on its customers’ behalves and arranging for required inspections. Revenues derived from these activities are recognized upon completion of the services.

The movement of freight may require multiple services. In most instances, Janel Group may perform multiple services including destination break bulk and value-added services such as local transportation, distribution services and logistics management. Each of these services has separate fee that is recognized as revenue upon completion of the service.

Customers frequently request an all-inclusive rate for a set of services known as “door-to-door services.” In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of services when provided under an all-inclusive rate are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

Manufacturing

The Company’s Manufacturing segment comprises its majority-owned INDCO subsidiary, which manufactures and distributes industrial mixing equipment. INDCO derives its revenues from product sales and shipping and handling charges, net of actual product returns and discounts. Since INDCO’s standard shipping terms are FOB shipping point, revenue primarily is recognized on the date products are shipped to the customer. INDCO recognizes revenues from both e-commerce and traditional channels in the same manner. Accounts receivable are stated at their estimated net realizable value. INDCO makes an allowance for doubtful accounts based on its analysis of customer accounts and its historical experience with accounts receivable write-offs.

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates primarily is limited to the following areas that, in the aggregate, are not a major component of the Company’s consolidated statements of operations:

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company belis that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBIT INDEX

Exhibit No.
3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001, File No. 333-60608)
3.2	Restated and Amended By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designation of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
3.6	Certificate of Change pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 333-60608)
3.8	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 333-60608)
3.9	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2	Janel Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 333-60608)
10.3	Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)
10.4	First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)
10.5	Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)
10.6	Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2014, File No. 333-60608)
10.7	Fourth Amendment to the Loan and Security Agreement, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.8	Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)
10.9	Credit Agreement, effective as of February 29, 2016, by and between INDCO, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.10	Term Loan Promissory Note, effective as of March 16, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.11	Revolving Loan Promissory Note, effective as of February 29, 2016, made by INDCO, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.12	Security Agreement, effective as of February 29, 2016, made by INDCO, Inc and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.13	Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)
10.14	Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, June 30, 2017 and September 30, 2016, (ii) Consolidated Statements of Income for the three months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2017	JANEL CORPORATION
Registrant

/s/ Brendan J. Killackey
Brendan J. Killackey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Carlos Pla
Carlos Pla
Chief Financial Officer
(Principal Financial Officer)

- 21 -