Form 10-K
period 2017-09-30
JANEL CORP
filed 2017-12-27
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission file number: 333-60608

JANEL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-1005291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Merrick Road, Suite 400, Lynbrook, New York	11563
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(516) 256-8143

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2017, was $1,661,196.

The number of shares of Common Stock outstanding as of December 19, 2017 was 553,951.

JANEL CORPORATION
2017 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Janel's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to Janel's strategy of expanding its business through acquisitions of other businesses; costs, delays and difficulties related to Janel's and its subsidiaries' dependence on being able to attract and retain skilled managers and other personnel; intense competition within the industries in which Janel's subsidiaries compete; uncertainty regarding Janel's and its subsidiaries' ability to manage and continue their growth and implement their business strategy; dependence on the availability of cargo space to serve the customers of Janel's Global Logistics Services segment; dependence on suppliers and service providers in Janel's Manufacturing segment; effects of regulation; vulnerability to general economic conditions and dependence on its principal customers; accuracy of accounting and other estimates; risk of international operations; Janel's future financial and operating results and cash needs; demand for the services of Janel's subsidiaries; and the ability of Janel's subsidiaries to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Janel Corporation ("Janel," "Company," or "Registrant") is a holding company with subsidiaries in two business segments: Global Logistics Services and Manufacturing. The Company's Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as "Janel Group." The Company's Manufacturing segment comprises its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment. Janel is a successor to a business originally formed in 1975. Janel is domiciled in the state of Nevada. Its corporate headquarters is in Lynbrook, New York. Its website is located at http://www.janelcorp.com.

A management group at the holding company level (the "corporate group") focuses on significant capital allocation decisions, corporate governance and supporting Janel's subsidiaries where appropriate. Janel expects to grow through its subsidiaries' organic growth and by completing acquisitions. We either will acquire businesses within our existing segments, or we will expand our portfolio into new segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

In September 2014, the Company purchased the equity of Alpha International, LP and PCL Transport, LLC ("Alpha/PCL"), both global logistics services companies. Approximately one year later, it purchased the equity of Liberty International, Inc. ("Liberty"). On April 1, 2017, the Company acquired the equity of W.J. Byrnes & Co., Inc. ("Byrnes"). These businesses, along with the legacy Janel Group, comprise the Company's Global Logistics Services segment, which focuses on international transportation and customs clearance. In March 2016, the Company purchased Indco, Inc. ("Indco"), a manufacturer and distributor of mixing equipment, which comprises the Company's Manufacturing segment.

Janel and its consolidated subsidiaries employ 117 full-time and four part-time people in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good.

Global Logistics Services

The Company's Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as "Janel Group." We acquired Alpha/PCL in September 2014, Liberty in August 2015 and Byrnes in April 2017 in order to add markets and specialties to Janel Group's logistics offerings.

Janel Group operates out of eleven leased, full-service locations in the United States: Lynbrook (New York), New York (headquarters, operations and accounting); Boston, Massachusetts; Pawtucket (Providence), Rhode Island; Edison (Newark), New Jersey; Essington (Philadelphia), Pennsylvania; Forest Park (Atlanta), Georgia; Elk Grove Village (Chicago), Illinois; Tucson, Arizona; Torrance (Los Angeles), California; Daly City (San Francisco), California; and Portland, Oregon. Janel Group maintains a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

Janel Group helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking. During the fiscal year ended September 30, 2017, Janel Group handled approximately 48,000 individual import and export shipments originating or terminating in the United States, Europe and Asia. Approximately 46% of the revenue from this activity relates to ocean import/export, 19% to air import/export, 11% to customs brokerage and the remainder to ground and other freight forwarding services. Janel Group had one customer that accounted for approximately 12% of Janel Corporation's total revenues in fiscal 2017.

Janel Group earns flat fees for certain services, such as customs entry filing. For brokered services, Janel Group earns the difference between the rate charged by a service provider and the rate Janel Group charges the customer for the provider's service. Janel Group's freight consolidation activities, in addition to on-going volume-based relationships with providers, allows Janel Group to command preferred service rates that can be passed on profitably to the customer.

The logistics industry is highly fragmented, with low barriers to entry and intense competition. Janel Group competes against providers ranging in size from "mom-and-pop" businesses to multi-national firms with hundreds of offices worldwide. Many Janel Group customers utilize more than one logistics provider.

The global forwarding industry requires dealings in currencies other than the U.S. Dollar. As a result, Janel Group is exposed to the inherent risks of international currency markets and governmental interference. Some countries in which Janel Group maintains agent relationships have currency control regulations that influence Janel Group's ability to hedge foreign currency exposure. Janel Group tries to compensate for these exposures by accelerating international currency settlements among those agents.

Historically, Janel Group's quarterly operating results have been subject to seasonal trends. The fiscal third and fourth quarters have traditionally been the strongest and the fiscal second quarter has traditionally been the weakest. This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and other similar and subtle forces. This historical seasonality has also been influenced by the growth and diversification of Janel Group's international network and service offerings.

A significant portion of Janel Group's revenues are derived from customers in industries with shipping patterns tied to consumer demand and/or just-in-time production schedules. Many of Janel Group's customers may ship a significant portion of their goods at or near the end of a quarter. Therefore, the timing of Janel Group revenues is, to a large degree, affected by factors beyond its control, such as shifting consumer demand for retail goods and manufacturing production delays. Janel Group cannot accurately forecast many of these factors, nor can it estimate the relative impact of any given factor. Therefore, there is no assurance that historical patterns will continue in the future.

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

Each Janel Group company that engages in customs brokerage is licensed as a customs broker by U.S. Customs and Border Protection ("CBP"). All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP.

Janel Group's activities in the air transportation industry in the United States are subject to regulation by the Department of Transportation as an indirect air carrier. Janel Group's overseas agents are licensed as freight forwarders in their respective countries of operation, and certain of Janel Group's offices are licensed as freight forwarders by the International Air Transport Association ("IATA"). IATA is a voluntary association of airlines which prescribes certain operating procedures for freight forwarders acting as agents of its members. Most of Janel Group's freight forwarding business is conducted with airlines that are IATA members.

Each Janel Group company that engages in ocean freight is registered as an Ocean Transportation Intermediary and licensed as a non-vessel operating common carrier ("NVOCC") by the Federal Maritime Commission ("FMC"). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements.

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

Manufacturing

The Company's Manufacturing segment comprises its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment. Indco's headquarters and manufacturing operations are located in a single leased facility in New Albany, Indiana.

Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include over 2,500 standard product configurations, both manufactured and distributed, available for order from Indco's website and its print catalog, mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2017, Indco made approximately 5,900 individual shipments to customers. In fiscal 2017, approximately 82% of Indco's revenue came from manufacturing activity. The remainder came from distribution activity. Indco's revenue generally is level throughout the year with little seasonality.

Indco relies on a variety of providers of raw materials, mechanical components and other services in order to manufacture its products. These providers include national and multi-national suppliers for common industrial components such as motors, gear drives, motor controls and many other standard hardware products. Additionally, regional and local suppliers provide Indco-specific parts such as castings and fabricated metal components. Raw materials, primarily steel bar, plate and shaft are sourced from domestic steel mills through local distributors. Alternative or substantially similar options are available from suppliers other than those Indco currently employs. Custom cast or fabricated parts are at greater risk for supply interruption. However, alternative equivalent suppliers are available.

The industrial mixer manufacturing industry is highly fragmented with low barriers to entry. Indco competes with companies of all sizes based on a combination of pricing, lead-times, service, quality and ability to reach customers through internet presence and catalog circulation.

Government regulation directly governing Indco's industrial mixer product line is minimal. Changing energy efficiency standards, however, as mandated by the Department of Energy, can, over time, affect electric motor manufacturers whose products are used by Indco.  Historically, these changes have resulted in only minor changes to the product line.

Indco is subject to U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Although current operations have not been significantly affected by compliance with these environmental laws, the Company cannot predict what impact future environmental regulations may have on Indco. Indco does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years. Indco's general cost of compliance with environmental regulations centers around the removal and disposal of process fluids from its metal parts machining operations and the disposal of solid wastes. In fiscal 2017, the approximate cost of pumping, containing and removing waste oils and cutting fluids was $4,000. The annual expense for general solid waste removal was approximately $2,000. Recycling programs are in place for relevant materials including stainless steel, carbon steel and corrugated cardboard.

ITEM 1A.	RISK FACTORS

An investment in Janel's common stock is subject to risks inherent to the Company's business. The material risks and uncertainties that management believes affect Janel are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company's business operations.

Risk Factors Related To Janel's Growth Strategy

Janel's strategy of expanding its business through acquisitions of other businesses presents special risks.

Janel expects to grow its businesses in part by completing acquisitions. Janel either will acquire businesses within its existing segments, or it will expand its portfolio into new segments. In either case, there can be no assurance:

•	that Janel's financial condition will be sufficient to support the funding needs of an expansion program;
•	that Janel can successfully identify suitable investment opportunities;
•	that acquisitions will be successfully consummated or will enhance profitability; or
•	that any expansion opportunities will be available upon reasonable terms.

There may be a limited number of operating companies available for acquisition that Janel deems to be desirable targets. Consequently, there may be a high level of competition among companies seeking to acquire these targets. Janel may be in competition with entities whose financial resources, technical expertise and managerial capabilities are significantly greater than Janel's. Therefore, Janel may be at a competitive disadvantage in negotiating and executing possible acquisitions. Even if Janel is successful in a competitive bidding process for an acquisition, this competition may affect the terms of completed transactions and, as a result, Janel may pay more or receive less favorable terms than it expected for potential acquisitions.

In addition, even if Janel is able to successfully compete with these entities, it expects future acquisitions to encounter risks similar to those that past acquisitions have encountered, such as:

•	difficulty in assimilating/integrating the operations and personnel of the acquired businesses;
•	potential disruption of Janel's or the target's ongoing business;
•	inability to realize the projected operational and financial benefits from the acquisition or to maximize financial and strategic benefits through the incorporation of acquired personnel and clients;
•	difficulty maintaining uniform standards, controls, procedures and policies;
•	impairment of relationships with employees and clients resulting from integration of the newly acquired company;
•	strain on managerial and operational resources as management tries to oversee larger operations;
•	significantly increased need for working capital to operate the acquired companies;
•	exposure to unforeseen liabilities of acquired companies; and
•
need to incur additional indebtedness, issue stock (which may have rights superior to the rights of Janel's stockholders and which may have a dilutive effect on Janel's stockholders), or use cash in order to complete the acquisition.

Furthermore, management's attention may be diverted by acquisition, investment, transition or integration activities. Janel might need to dedicate additional management and other resources to newly acquired businesses. Additionally, should Janel acquire a new line of business in which it has no operating history, the success of such new business cannot be assured.

Janel expects that any future acquisitions could provide for consideration to be paid in cash, stock or a combination of cash and stock. There can be no assurance that any of these acquisitions will be completed. If an acquired entity is not efficiently or completely integrated, then Janel's business, financial condition and operating results could be materially adversely affected.

Janel might fail to realize the expected benefits or strategic objectives of any acquisition it undertakes, or it may spend resources researching acquisitions that are not consummated.

Janel might not achieve its expected return on investment or may lose money. Janel may be adversely impacted by liabilities that it assumes from an acquired business, including from that business's known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, Janel may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquired business's previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on Janel's business.

Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses.

Janel may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If Janel is unable to complete the number and kind of acquisitions for which it plans, or if Janel is inefficient or unsuccessful at integrating any acquired businesses into its operations, Janel may not be able to achieve its planned rates of growth or improve its market share, profitability or competitive position.

Risk Factors Related To Janel's Business And Industries

Economic and other conditions in the markets in which Janel operates can affect demand for services and results of operations.

Janel's future operating results are dependent upon the economic environments of the markets in which it operates. Demand for services could be adversely affected by economic conditions in the industries of Janel's customers. Janel expects the demand for its services (and, consequently, results of operations) to continue to be sensitive to domestic and, increasingly, global economic conditions and other factors beyond Janel's control.

Janel may not have sufficient working capital to continue operations.

Janel's cash needs are currently met by commercial bank credit facilities, cash on hand and cash generated from current operations. Actual working capital needs for the short and long terms will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition, and the cost associated with growing, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under Janel's bank lines of credit are insufficient to meet cash needs, it will be required to obtain additional investment capital or debt funding to continue operations.

Janel's businesses are dependent upon key employees.

Janel believes that the success of its subsidiaries is highly dependent on the continuing efforts of certain key employees, some of whom are subject to employment agreements. The loss of the services of any of these key personnel could have a material adverse effect on Janel's business.

Janel may face competition from parties who sell their businesses to Janel and from professionals who cease working for Janel.

Janel cannot assure that one or more of the former owners of an acquired business who do not join Janel or persons who leave Janel's employment will not compete with Janel or solicit its employees or clients in the future. Even if ultimately resolved in Janel's favor, any litigation associated with the non-competition or non-solicitation agreements could be time consuming, costly and distract management's focus from Janel's business.

Moreover, states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees.  Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, Janel may decide not to pursue legal remedies if it determines that the costs or other factors outweigh the benefits of any possible legal recourse or if the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for Janel or an acquired business, may be able to compete more effectively with Janel, or be more successful in soliciting its employees and clients, than unaffiliated third-parties.

Terrorist attacks and other acts of violence or war may affect any market on which the Company's shares trade, the markets in which the Company's subsidiaries operate, and the Company's business operations and profitability.

Terrorist acts or acts of war or armed conflict could negatively affect Janel's business operations. Any of these acts could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, and, in particular, could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. They could also result in a continuation of the current economic uncertainty in the United States and abroad. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause a reduction in demand for Janel's businesses. In particular, this would have a corresponding negative effect on Janel's global logistics services business. Also, terrorist activities like those experienced on September 11, 2001 could result in another halt of trading of securities, which could also have an adverse effect on the trading price of Janel's shares and overall market capitalization.

Security breaches or cybersecurity attacks could adversely affect Janel's ability to operate, could result in personal information being misappropriated, and may cause Janel to be held liable or suffer harm to its reputation.

External and internal risks, such as malware, insecure coding, "Acts of God," data leakage and human error pose a direct threat to Janel's information technology systems and operations. Janel may be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to Janel's reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost.

Risk Factors Related To Janel's Global Logistics Services Business (Janel Group)

Janel Group faces aggressive competition from freight carriers with greater financial resources and with companies that operate in areas that Janel Group plans on expanding to in the future.

Janel Group faces intense competition within the freight industry on a local, regional, national and global basis. Many of Janel Group's competitors have much larger facilities and far greater financial resources. In the freight forwarding industry, Janel Group competes with a large and diverse group of freight forwarding concerns, commercial air and ocean carriers and a large number of locally established companies in geographic areas where Janel Group does business or intends to do business in the future. The loss of customers, agents or employees to competitors could adversely impact Janel Group's ability to maintain profitability.

In addition, the transport of freight, both domestically and internationally, is highly competitive and price sensitive and new competitors emerge annually. Changes in the volume of freight transported, shippers' preferences as to the timing of deliveries as a means to control shipping costs, economic and political conditions, both in the United States and abroad, work stoppages, United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation may all have significant impact on Janel Group's overall business, growth and profitability.

Janel Group's ability to serve its customers depends on the availability of cargo space from third parties.

Janel Group's ability to serve its customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that Janel Group uses. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular shipment lanes at particular times. This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond Janel Group's control. Janel Group's future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines or ocean carriers for cargo space. In addition, any determination that Janel Group's third-party carriers have violated laws and regulations could seriously damage its reputation and brands, resulting in diminished revenue and profit and increased operating costs.

Recessions and other economic factors that reduce freight volumes could have a material adverse impact on Janel Group's business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers like those that Janel Group services, interest rate fluctuations and other economic factors beyond Janel Group's control. Deterioration in the economic environment subjects Janel Group's business to various risks that may have a material impact on its operating results and cause it, and therefore Janel, to not reach its long-term growth goals, and which may include the following:

•	a reduction in overall freight volumes in the marketplace, reducing Janel Group's opportunities for growth;
•	economic difficulties encountered by some of Janel Group's customers, who may, therefore, not be able to pay Janel Group in a timely manner or at all, or may go out of business;
•
economic difficulties encountered by a significant number of Janel Group's transportation providers, who may go out of business and, therefore, leave Janel Group unable to secure sufficient equipment or other transportation services to meet commitments to its customers; and

•	inability of Janel group to appropriately adjust its expenses to changing market demands.

In addition, if a downturn in Janel Group's customers' business cycles causes a reduction in the volume of freight shipped by those customers, its, and therefore Janel's, operating results could be adversely affected.

Other events affecting the volume of international trade and international operations could adversely affect Janel Group's international operations.

In addition to economic conditions, Janel Group's international operations are directly related to, and dependent on, the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as Janel Group's international operations, is influenced by many factors, including:

•	economic and political conditions in the United States and abroad;
•	major work stoppages;
•	exchange controls, currency conversion and fluctuations;
•	war, other armed conflicts and terrorism; and
•	United States and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

The foregoing and other events beyond Janel Group's control, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on Janel Group's business.

Demand for Janel Group's business may have an adverse impact on its costs of doing business and staffing levels.

In order to maintain high variability in Janel Group's business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match Janel Group's staffing levels to its business needs. In addition, Janel Group has other primarily variable expenses that are fixed for a period of time, and it may not be able to adequately adjust them in a period of rapid change in market demand.

Janel Group faces competition in the freight forwarding, freight brokerage, logistics and supply chain management industry.

The freight forwarding, freight brokerage, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. Janel Group faces competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. Customers increasingly are turning to competitive bidding processes, in which they solicit bids from a number of competitors, including competitors that are larger than Janel Group. Increased competition may lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could harm Janel Group's business. There are many factors that could impair Janel Group's profitability, including the following:

•
competition with other transportation services companies, some of which have a broader coverage network, a wider range of services, more fully developed information technology systems and greater capital resources than those of Janel Group;

•
reduction by Janel Group's competitors of their rates to gain business, especially during times of declining growth rates in the economy, which reductions may limit Janel Group's ability to maintain or increase rates, maintain its operating margins or maintain significant growth in its business;

•
shifts in the business of shippers to asset-based trucking companies that also offer brokerage services in order to secure access to those companies' trucking capacity, particularly in times of tight industry-wide capacity;

•	solicitation by shippers of bids from multiple transportation providers for their shipping needs and the resulting depression of freight rates or loss of business to competitors; and

•	by Janel Group's competitors of cooperative relationships to increase their ability to address shipper needs.

Janel Group's industry is consolidating and if it cannot gain sufficient market presence, Janel Group may not be able to compete successfully against larger companies in its industry.

There currently is a trend within Janel Group's industry towards consolidation of the niche players into larger companies that are attempting to increase global operations through the acquisition of regional and local freight forwarders, brokers, and other freight logistics providers. If Janel Group cannot gain sufficient market presence or otherwise establish a successful strategy in its industry, it may not be able to compete successfully against larger companies in its industry.

Failure to comply with governmental permit and licensing requirements or statutory and regulatory requirements could result in civil and criminal sanctions, fines or revocation of Janel Group's operating authorities, and changes in these requirements could adversely affect Janel Group's business.

Janel Group's operations are subject to various state, local, federal and foreign statutes and regulations prohibiting various activities that in many instances require permits and licenses. Failure to maintain compliance with applicable law and regulations, required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of Janel Group's operating authorities. Moreover, government deregulation efforts, "modernization" of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect Janel Group's business specifically.

Janel Group's business is subject to seasonal trends.

Historically, Janel Group's operating results have been subject to seasonal trends when measured on a quarterly basis. Its second fiscal quarter has traditionally been the weakest and the third and fourth fiscal quarters have traditionally been the strongest. As a result, its quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which Janel Group operates, holiday seasons, consumer demand, climate, economic conditions and numerous other factors. This historical seasonality has also been influenced by the growth and diversification of Janel Group's international network and service offerings. A substantial portion of its revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, Janel Group's revenue is, to a large degree, affected by factors that are outside of its control. There can be no assurance that Janel Group's historic operating patterns will continue in future periods as it cannot influence or forecast many of these factors.

Risk Factors Related To Janel's Manufacturing Business (Indco)

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

Because most of Indco's contracts are individual purchase orders and not long-term agreements, there is no guarantee that it will be able to generate a similar amount of revenue in the future.

Indco must bid or negotiate each of its contracts separately, and when it completes a contract, there is generally no continuing source of revenue under that contract. As a result, Indco cannot assure that it will have a continuing stream of revenue from any contract. Indco's failure to generate new business on an ongoing basis would materially impair its ability to operate profitably.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect Indco's revenue and earnings.

The availability of certain critical raw materials is subject to factors that are not within Indco's control. In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions. At any given time, Indco may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to it, or at all. If suppliers increase the price of critical raw materials or are unwilling or unable to meet Indco's demand, it may not have alternative sources of supply. In addition, to the extent that Indco has existing contracts or has quoted prices to customers and accepted customer orders for products prior to purchasing the necessary raw materials, it may be unable to raise the price of products to cover all or part of the increased cost of the raw materials. If Indco is unable to obtain adequate and timely deliveries of required raw materials, it may be unable to timely manufacture sufficient quantities of products. This could cause Indco to lose sales, incur additional costs, delay new product introductions or suffer harm to Indco's reputation.

In addition, costs of certain critical raw materials have been volatile due to factors beyond Indco's control. Raw material costs are included in Indco's contracts with customers, but in some cases Indco is exposed to changes in raw material costs from the time purchase orders are placed to when it purchases the raw materials for production. Changes in business conditions could adversely affect Indco's ability to recover rapid increases in raw material costs and may adversely affect Indco's, and therefore Janel's, results of operations.

Failure to obtain and retain skilled technical personnel could adversely affect Indco's operations.

Indco's production facilities require skilled personnel to operate and provide technical services and support for its business. Competition for the personnel required for Indco's business intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals. This could increase Indco's costs or have other adverse effects on its operations.

If Indco's customers successfully assert product liability claims against it due to defects in Indco's products, its operating results may suffer and its reputation may be harmed.

Indco faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results, or is alleged to result, in bodily injury, property damage or economic loss. Indco believes that it meets or exceeds existing professional specification standards recognized or required in the industries in which it operates. Indco has been subject to claims in the past, none of which have had a material adverse effect on its or Janel's financial condition or results of operations, and it may be subject to claims in the future. A successful product liability claim or series of claims against Indco, or a significant warranty claim or series of claims against it could materially decrease its liquidity and impair its, and therefore Janel's financial condition.

The extensive environmental, health and safety regulatory regimes applicable to Indco's operations create potential exposure to significant liabilities.

The nature of Indco's manufacturing business subjects its operations to numerous and varied federal, state, local and international laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Failure to comply with these laws and regulations, or with the permits required for Indco's operations, could result in fines or civil or criminal sanctions, third party claims for property damage or personal injury, and investigation and cleanup costs. Potentially significant expenditures could be required in order to comply with new environmental laws or requirements that may be adopted or imposed in the future.

Indco has used, and currently uses, certain substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations. Although Indco implements controls and procedures designed to reduce continuing risk of adverse impacts and environmental, health, and safety issues, Indco could incur substantial cleanup costs, fines and civil or criminal sanctions, and third-party property damage or personal injury claims as a result of violations, non-compliance or liabilities under these regulatory regimes. As a manufacturing business, Indco also must comply with federal and state environmental laws and regulations which relate to the manner in which Indco stores and disposes of materials and the reports that Indco is required to file. Indco cannot ensure that it will not incur additional costs to maintain compliance with environmental laws and regulations or that it will not incur significant penalties for failure to be in compliance.

Indco relies on a single location to manufacture its products.

Indco's business operates out of a single location in New Albany, Indiana. Indco employs lean manufacturing techniques and therefore carries little inventory. It is possible that Indco could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around its facility in Indiana. As a result, Indco may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and Indco may suffer damage to its reputation. Indco's, and therefore Janel's, financial condition and results of operations could be materially adversely affected were such events to occur.

Risk Factors Related To Ownership of Janel's Common Stock

Janel's officers and directors and one of its stockholders have a controlling influence over Janel.

Janel's officers and directors control the vote of approximately 64.7% of the outstanding shares of Janel's common stock, including the options to purchase shares that have been granted to key employees. As a result, Janel's officers and directors may control the election of Janel's directors and therefore have the ability to control the affairs of Janel. Furthermore, one particular investor in the Company has the right to appoint 50% of the members of Janel's board of directors.

As a result, these officers, directors and stockholders have controlling influence over, among other things, the ability to amend Janel's certificate of incorporation and bylaws or effect or preclude fundamental corporate transactions involving Janel, including the acceptance or rejection of any proposals relating to a merger of Janel or an acquisition of Janel by another entity. The interests of these officers, directors and stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, defer or prevent a change in control of Janel, and some transactions may be more difficult or impossible without the support of these parties.

The liability of Janel's directors is limited.

Janel's certificate of incorporation limits the liability of directors to the maximum extent permitted by Nevada law.

It is unlikely that Janel will issue dividends on its common stock in the foreseeable future.

Janel has never declared nor paid cash dividends on its common stock, and it does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of Janel's board of directors.

Janel's stock price is subject to volatility.

Janel's common stock trades on the OTC Bulletin Board under the symbol "JANL." The market price of Janel's common stock has been subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of Janel's common stock.

Janel has no assurance of a continued public trading market.

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

As a public company, Janel may incur significant costs to comply with the laws and regulations affecting public companies which could harm its business and results of operations.

As a public company, Janel is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase Janel's legal, accounting and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult and more costly for Janel to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for Janel to attract and retain qualified persons to serve on its board of directors or its board committees or as executive officers. Janel's management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management's attention may be diverted from other business concerns, which could harm Janel's business and operating results.

If Janel fails to maintain an effective system of integrated internal controls, it may not be able to report its financial results accurately, which could have a material adverse effect on its business, financial condition and results of operations.

Ensuring that Janel has adequate internal financial and accounting controls and procedures in place so that it can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires a public company to conduct an annual review and evaluation of its internal controls and attestations by independent auditors regarding the effectiveness of internal controls. Janel currently is not a "Large Accelerated Filer" or an "Accelerated Filer," and thus, it is exempt from the auditors' attestation requirement until such time as it may become a "Large Accelerated Filer" or an "Accelerated Filer." Regardless, Janel still needs to implement and maintain substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act, among other items. Establishing and maintaining these internal controls have been, and will continue to be, costly and may divert management's attention.

Janel's management must evaluate its internal controls over financial reporting on a regular basis and may identify material weaknesses that may cause Janel to be unable to report its financial information on a timely basis. As a result, Janel may be exposed to adverse regulatory consequences, including sanctions by the SEC. There also could be a negative reaction in the financial markets due to a loss of investor confidence in Janel and the reliability of its financial statements. Confidence in the reliability of Janel's financial statements also could suffer if it or its independent registered public accounting firm were to report a material weakness in Janel's internal controls over financial reporting. This could materially adversely affect Janel's business, financial condition, results of operations and stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Janel's executive offices are located in approximately 6,800 square feet of leased space in Lynbrook, New York. The lease term ends January 31, 2020. Annual base rent was $171,141 for fiscal 2017, and rent may increase annually by approximately 3.5%.

As of September 30, 2017, Janel Group leased office space in eleven cities located in the United States. Annual base rent for these facilities for fiscal 2017 was collectively $545,223. Lease terms for these locations expire at various dates through December 31, 2020.

As of September 30, 2017, Indco leased office and manufacturing space in a single facility in New Albany, Indiana. The lease term ends July 31, 2020. Annual rent is $68,760.

ITEM 3.	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Janel Corporation's common stock is traded on the Over-The-Counter (OTC) market under the symbol "JANL."

The following table sets forth the high and low prices for the common stock for each full quarterly period during the fiscal years indicated. The prices reflect the high and low closing prices as available through the OTC market and represent prices between dealers. They do not reflect retailer markups, markdowns or commissions, and may not represent actual transactions.

	Fiscal Year 2017		Fiscal Year 2016
Fiscal Quarter	High	Low	High	Low
First Quarter, ended December 31,	$12.48	$4.13	$3.80	$1.30

Second Quarter, ended March 31,	$13.00	$6.51	$3.80	$2.50

Third Quarter, ended June 30,	$10.97	$7.00	$3.57	$2.25

Fourth Quarter, ended September 30,	$10.00	$7.99	$8.00	$2.76

On December 19, 2017, the Company had 63 holders of its shares of common stock. The closing price of the common stock on that date was $11.00 per share.

Dividends

We have not declared, and currently do not plan to declare in the foreseeable future, dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future, if any, will be used for the operation and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial position, our results of operations, our liquidity, legal requirements, restrictions that may be imposed by the terms of current and future financing instruments, our need for cash to pay down debt, our need for cash to finance acquisitions and other factors deemed relevant by our board of directors. Our credit facility also restricts our ability to pay cash dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the last five years should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Five-Year Financial Summary
in thousands, except per share data
(Fiscal years ended September 30,)

	2017	2016		2015	2014	2013
Summary of Operations:
Revenue	$77,774	$75,337		$74,740	$47,940	$44,745
Income (Loss) from Operations	$2,080	$2,047		$1,538	$(97)	$(188)
Amortization	$766	$595		$306	$12	-
EBITA (a)	$2,846	$2,642		$1,844	$(85)	$(188)
Financial Position at Year-End:
Cash	$988	$965		$943	$665	$626
Total debt (b)	$10,499	$12,943		$7,398	$5,336	$1,431
Net (Loss) Income Available to Common Stockholders:	$(1)	$2,801	(c)	$398	$(362)	$(2,173)
Per Common Share:
Net (loss) earnings:
Basic	$(0.00)	$4.88		$0.71	$(0.67)	$(5.04)
Diluted	$(0.00)	$4.47		$0.67	$(0.67)	$(5.04)
Weighted Average Common Shares Outstanding:
Basic	564	574		559	542	432
Diluted	696	626		592	574	464
Stockholders' Equity:	$11,969	$11,760		$3,474	$2,949	$(179)

(a)
See EBITA (earnings before interest, taxes and amortization) in "Non-GAAP Financial Measures" below for additional information and see Item 7 for segment-specific reconciliations to the most directly comparable GAAP financial measure.

(b)	Total debt includes earnout payments associated with the Alpha/PCL acquisition described in Item 7 below.
(c)	At September 30, 2016, the Company reversed a net operating loss valuation allowance and recorded a deferred tax asset of $2,595,000.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), we also utilize and present certain financial measures, in particular EBITA, that are not based on or included in U.S. GAAP (we refer to these as "non-GAAP financial measures").

EBITA

As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be growing the value of our intangible assets such as customer relationships. Because these charges are not indicative of our operations, we believe that earnings before interest, taxes and amortization, or EBITA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business that is more representative of the actual results of our operations.

EBITA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes. EBITA is used by management as a supplemental performance and liquidity measure, primarily to exclude the impact of acquisition-related intangible assets in order to compare current financial performance to historical performance, assess the ability of our assets to generate cash and assist in the evaluation of potential acquisitions.

Companies have some discretion as to which elements of amortization are excluded in the EBITA calculation. We include all amortization charges related to leasehold improvements and bank financings. In the future, we may report adjusted EBITA to also exclude contingent considerations that warrant expense adjustments. We will not adjust EBITA to exclude expenses specifically attributable to acquisitions, severance and lease termination costs, foreign exchange gains and losses, litigation expenses or stock based-compensation. We do not adjust for depreciation as we view depreciation as a real, on-going expense. While management considers EBITA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table sets forth a reconciliation of Income (Loss) from Operations to EBITA:

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2017	2016	2015	2014	2013
Income (Loss) from Operations	$2,080	$2,047	$1,538	$(97)	$(188)
Addback: Amortization	$766	$595	$306	$12	-
EBITA	$2,846	$2,642	$1,844	$(85)	$(188)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 7 should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

INTRODUCTION

Janel is a holding company with subsidiaries in two business segments: Global Logistics Services and Manufacturing. The Company's Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as "Janel Group." The Company's Manufacturing segment comprises its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment. Janel's corporate group focuses on significant capital allocation decisions, corporate governance and supporting Janel's subsidiaries where appropriate.

In September 2014, the Company purchased the equity of Alpha International, LP and PCL Transport, LLC ("Alpha/PCL"), both global logistics services companies. Approximately one year later, it purchased the equity of Liberty International, Inc. ("Liberty"). On April 1, 2017, the Company acquired the equity of W.J. Byrnes & Co., Inc. ("Byrnes"). These businesses, along with the legacy Janel Group, comprise the Company's Global Logistics Services segment. In March 2016, the Company purchased Indco, Inc. ("Indco"), which comprises the Company's Manufacturing segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to revenue recognition, the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and deferred income taxes. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements.

Management believes that the nature of the Company's business is such that there are few, if any, complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The Company has no material uncertain tax positions for any of the reporting periods presented. The tax years September 30, 2013 through 2017 are still open for potential audit.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance goodwill is not amortized but is tested for impairment annually (on September 30) as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company's individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. As of September 30, 2017 and 2016, the fair value of our reporting unit was in excess of carrying value and goodwill was not deemed to be impaired.

Intangibles and long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset's recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future. There were no indicators of impairment of long-lived assets during the years ended September 30, 2017 and 2016.

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company's use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company's consolidated statements of operations:

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

Results of Operations - Global Logistics Services - Years ended September 30, 2017 and 2016

The Company's Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as "Janel Group." Janel Group helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Critical Accounting Policies and Estimates Applicable to the Global Logistics Services Segment

Revenue Recognition

Revenues are derived from customs brokerage services and from freight forwarding services.

Customs brokerage services include activities required for the clearance of shipments through government customs regimes, such as preparing required documentation, calculating and providing for payment of duties and other charges on behalf of customers, arranging required inspections, and arranging final delivery. Revenues are recognized upon completion of the services.

Freight forwarding may require multiple services, including long-distance shipment via air, ocean or ground assets, destination handling ("break bulk"), warehousing, distribution and other logistics management activities. As an asset-light business, Janel Group owns none of the assets by which it fulfills its customers' logistics needs. Rather, it purchases the services its customers need from asset owners, such as airlines and steamship lines, and resells them. By consolidating shipments from multiple customers, Janel Group can negotiate terms of service with asset owners that are more favorable than those the customers could negotiate themselves.

In the case of ocean and air freight movements, Janel Group may negotiate a contract of carriage, the terms of which determine when revenue is recognized. For movements by ground, revenue generally is recognized at the time of cargo tender to the vendor. For other activities, such as warehousing and distribution services, revenue is recognized upon completion of the service.

Customers will frequently request an all-inclusive, or "door-to-door," rate for a set of services. In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of services when provided under an all-inclusive rate are done in an objective manner on a fair value basis in accordance with Accounting Standards Codification ("ASC") 605-25, Multiple-Element Arrangements.

Net Revenue

Our total revenues represent the total dollar value of services and goods we sell to our customers. Our net revenues are our total revenues less forwarding expenses, which are purchased transportation and related services, including contracted air, ocean, rail, motor carrier and other costs. Total revenues can be influenced greatly by changes in transportation rates or other items, such as fuel prices, which we do not control. Our net revenues, however, are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties; therefore, we consider net revenues to be our primary performance measurement. Accordingly, the discussion of our results of operations below focuses on the changes in our net revenues.

Three-Year Financial Summary
in thousands
(Fiscal years ended September 30,)

	2017 (a)	2016	2015 (b)
Revenue	$69,490	$70,596	$74,740
Net Revenue	$13,448	$13,149	$11,599
EBITA	$2,601	$2,401	$1,844	(c)

(a)	Includes the Byrnes acquisition as of April 1, 2017
(b)	Includes the Liberty acquisition as of August 14, 2015
(c)	EBITA includes all corporate group expenses, which we did not account for separately until fiscal 2016. See "Non-GAAP Financial Measures" in Item 6. Selected Financial Data for additional information.

Revenue

Total revenue from continuing operations in fiscal 2017 was $69,489,876, as compared to $70,596,132 in fiscal 2016, a decrease of $1,106,256 or 1.6%. Excluding an acquisition, revenue declined at a 4.6% rate due to lower freight rates and a slight organic decline in our base business.

Forwarding Expenses

Forwarding expenses from continuing operations in fiscal 2017 decreased by $1,405,276, or 2.4%, to $56,041,841 as compared to $57,447,117 in fiscal 2016 and, as a percentage of revenue, by 0.7%, from 81.4% in fiscal 2016 to 80.7% in fiscal 2017. Corresponding with the revenue decrease, the decrease in forwarding expenses primarily is due to lower freight rates and a slight organic decline in our base business.

Net Revenue

Net revenue from continuing operations in fiscal 2017 was $13,448,035, an increase of $299,020, or 2.3%, as compared to $13,149,015 in fiscal 2016. This increase mainly is the result of additional net revenue from an acquisition, which offset a slight organic decline in our base business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2017 were $10,847,497, as compared to $10,747,590 in fiscal 2016. This is an increase of $99,907, or 0.9%. The increase mainly was due to additional expenses from the Byrnes business since its acquisition in April 2017, offset by a reallocation of administrative expenses from Janel Group to the corporate group and cost efficiencies across the rest of Janel Group. As a percentage of revenue, selling, general and administrative expenses were 15.6% and 15.2% of revenue for fiscal 2017 and 2016, respectively. The increase of 0.4 percentage points from fiscal 2016 to fiscal 2017 mainly was a function of lower revenues as described above.

EBITA

EBITA increased to $2,600,538 in fiscal 2017 versus $2,401,425 in fiscal 2016. This is an increase of $199,113, or 8.3%. This increase is due to the benefit of reallocating some administrative expenses to the corporate group and efficiencies from prior year acquisitions offset by expenses associated with the integration of the Byrnes acquisition into Janel Group. See "Non-GAAP Financial Measures – EBITA" in Item 6. Selected Financial Data for additional information.

Income from Continuing Operations before Income Taxes

Janel Group earned income from continuing operations before income taxes of $2,088,159 for fiscal 2017, as compared to $1,896,250 for fiscal 2016. This is an increase of $191,909, or 10.1%. The increase primarily is due to the benefit of allocating some administrative expenses to the corporate group and cost efficiencies across Janel Group, offset by expenses associated with the integration of the Byrnes acquisition into Janel Group.

Results of Operations - Manufacturing - Year ended September 30, 2017 and Seven Months ended 2016

The Company's manufacturing segment comprises its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment. Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include over 2,500 standard product configurations, both manufactured and distributed, available for order from Indco's website and its print catalog, mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute.

Janel acquired a majority interest in Indco in March 2016. Therefore, fiscal 2016 figures represent the results of seven months of operations from March 1 through September 30, 2016, the period of Janel ownership.

Critical Accounting Policies and Estimates Applicable to the Manufacturing Segment

Revenue Recognition

Revenues are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Payments are made by either credit card acceptance or invoice billing by Indco. A significant portion of sales comes from Indco's web-based catalog. Such online sales are generally credit card purchases. Revenue is recognized when products are shipped and risk of loss transfers to the carrier(s) used.

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2017	2016 (a)
Revenue	$8,284	$4,741
Gross Profit	$4,577	$2,649
Gross Profit Margin	55.3%	55.9%
EBITA (b)	$2,038	$1,216

(a) Covers the period after the Indco acquisition on March 1, 2016

Note Regarding Comparison Between Periods

In the below items as they relate to the Manufacturing segment, fiscal 2016 represents seven months of operations from March 1 through September 30, 2016, the period in which Janel owned Indco. Increases in results of operations from fiscal 2016 to fiscal 2017 generally reflect the fact that fiscal 2017 consisted of 12 months of Indco operations while fiscal 2016 consisted of only seven months of Indco operations. We discuss changes in gross profit margin, as this measurement provides a basis of comparison of business performance in the two periods.

Revenue

Total revenue from continuing operations was $8,283,721 and $4,740,671 for fiscal 2017 and 2016, respectively.

Cost of Sales

Cost of sales for manufacturing was $3,706,669 and $2,092,026 for fiscal 2017 and 2016, respectively.

Gross Profit

Gross profit was $4,577,052 and $2,648,645 for fiscal 2017 and 2016, respectively.

Gross Profit Margin

Gross profit margin in the full-year period of fiscal 2017 was 55.3%, as compared to 55.9% in the seven-month period of Janel ownership in fiscal 2016. As a percentage of net sales, the cost of sales in the full-year fiscal 2017 period was 44.7%, as compared to 44.1% in the seven-month fiscal 2016 period. This increase of 0.6% primarily was the result of proportionally higher direct labor costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment was $2,539,009 and $1,432,788 for fiscal 2017 and 2016, respectively.

EBITA

EBITA for fiscal 2017 was $2,038,043 and $1,215,857 in fiscal 2016. See "Non-GAAP Financial Measures – EBITA" in Item 6. Selected Financial Data for additional information.

Income from Operations before Income Taxes

Indco earned $1,760,841 and $1,040,622 in income from operations before income taxes for fiscal 2017 and 2016, respectively.

Results of Operations – Janel Corporation – Years ended September 30, 2017 and 2016

Three-Year Financial Summary
in thousands
(Fiscal years ended September 30,)

	2017	2016	2015 (a)
Revenue	$77,774	$75,337	$74,740
Income from Operations	$2,080	$2,047	$1,538
EBITA	$2,846	$2,642	$1,844
Amortization	$(766)	$(595)	$(306)
Interest Expense	$(790)	$(675)	$(505)
Income Taxes	$(519)	$2,109	$(150)
Net Income from Continuing Operations	$772	$3,481	$884
Less: Loss from Discontinued Operations	$(147)	$(202)	$(244)
Less: Net Income Attributable to Non-Controlling Interests	$(108)	$(83)	-
Less: Preferred Stock Dividends	$(517)	$(395)	$(242)
Net (Loss) Income Available to Common Shareholders	$(1)	$2,801	$398
Share Count	574	574	574
EPS	$(0.00)	$4.47	$0.67

(a)	The corporate group was not accounted for separately until fiscal 2016.

Revenue

On a consolidated basis, the Company earned revenue of $77,773,597 in fiscal 2017, as compared to $75,336,803 in fiscal 2016. The increase of $2,436,794, or 3.23%, was the result of the full-year impact of Indco revenue, offset by slightly lower revenue in the Global Logistics Services segment.

EBITA

On a consolidated basis, the Company earned EBITA of $2,845,728 in fiscal 2017, as compared to $2,641,573 in fiscal 2016. This is an increase of $204,155 or 7.7%, and mainly is the result of the full-year impact of the Indco acquisition, offset by increases in corporate expenses due to increased corporate development and stock-based compensation expense, an investment in the integration of the Byrnes acquisition and a slight organic decline in our base global logistics services business. See "Non-GAAP Financial Measures – EBITA" in Item 6. Selected Financial Data for additional information.

Amortization

For 2017 and 2016, corporate amortization expenses were $765,996 and $594,581, respectively. These amounts do not include the amortization associated with the Indco term loan origination fee. This is an increase of $171,415, or 28.8%. This increase is the result of the full-year impact of amortizing intangible assets associated with the Indco acquisition and additional intangible asset amortization associated with the Byrnes acquisition.

Interest Expense

Interest expense for the consolidated Company increased $115,005, or 17.0%, to $789,581 in fiscal 2017 from $674,576 in fiscal 2016. The increase primarily is due to the full-year impact of the term loan that financed the Indco acquisition.

Income Taxes

On a consolidated basis, the Company recorded an income tax provision of $518,630 in fiscal 2017, as compared to a tax credit of 2,108,660 in fiscal 2016. In 2016, a deferred tax asset was established to reflect a Net Operating Loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability. The amount of net income attributable to this tax asset establishment in fiscal 2016 was $2,595,000.

Loss from Discontinued Operations

On August 28, 2013, the Company sold its New Jersey freight forwarding and logistics operations, and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and ongoing expenses associated with the food segment are included in discontinued operations. Fiscal 2017 and 2016 reflects a loss from discontinued operations of ($147,333) and ($202,340), respectively. Refer to Note 7 to the Consolidated Financial Statements.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests was $108,084 in fiscal 2017, as compared to $82,978 in fiscal 2016. This is an increase of $25,106, or 30.3%. The increase is due to the full-year impact of the Company's ownership of Indco, whose management owns the non-controlling interest.

Preferred Stock Dividends

Preferred stock dividends include $15,000 in annual dividends, paid quarterly, on the Company's Preferred Series A shares and dividends accrued but not paid on the Company's Preferred Series C shares. In fiscal 2017 and 2016, preferred stock dividends were $517,214 and $395,189, respectively. The increase of $122,025, or 30.9%, is the result of the full-year impact of dividends on additional Preferred C shares issued in connection with the Indco acquisition. See Note 8A.

Net Income

Net income (loss) available to common shareholders was $(1,110), or ($0.00) per diluted share, for fiscal 2017 and $2,800,569, or $4.47 per diluted share, for fiscal 2016. The decrease primarily is due to the establishment of the deferred tax asset in 2016 and the full-year impact of amortization, interest and preferred stock dividend expenses associated with the Indco acquisition, offset by lower discontinued operations expenses in fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements, including to satisfy debt obligations and fund working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond Janel's control. Subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, Janel does not make significant capital expenditures.

Janel's cash flow performance for the 2017 fiscal year is not necessarily indicative of future cash flow performance.

As of September 30, 2017, and compared with the prior fiscal year, the Company's cash and cash equivalents increased by $22,733, or 0.2%, to $987,848 from $965,115. During the fiscal year ended September 30, 2017, Janel's net working capital deficiency (current assets minus current liabilities) increased by $1,711,709, from ($5,122,295) at September 30, 2016, to ($6,834,004) at September 30, 2017. This increase is considered nominal, representing relatively stable collections from customers and payments of vendors in 2017 and 2016.

Cash flows from continuing operating activities

Net cash provided by continuing operating activities for fiscal 2017 and 2016 was $3,261,105 and $1,278,027, respectively. The increase in cash provided by continuing operations in fiscal 2017 was driven principally by operating income and an increase in accounts payable.

Cash flows from discontinued operating activities

Net cash used in discontinued operating activities was $72,983 and $202,340 for fiscal 2017 and 2016, respectively. The net cash used in both periods is related to legal fees and settlements.

Cash flows from investing activities

Net cash used for investing activities, mainly the acquisition of subsidiaries, was $202,377 for fiscal 2017 and $10,874,130 for fiscal 2016. The fiscal 2017 amount is associated with the April 2017 Byrnes acquisition, and the fiscal 2016 amount is associated with the March 2016 Indco acquisition.

Cash flows from financing activities

Net cash (used in) provided by financing activities was ($2,963,012) for fiscal 2017 and $9,820,810 for fiscal 2016. Net cash used in financing activities in fiscal 2017 primarily includes repayment of outstanding debt, the second of three earnout payments associated with the Alpha/PCL acquisition and a treasury share repurchase in March 2017. Net cash provided by financing activities in fiscal 2016 primarily includes debt issued in conjunction with the Indco acquisition as well as the sale of Preferred Series C shares.

Credit Facilities

Global Logistics Services

Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the "Janel Borrowers") entered into a Loan and Security Agreement (the "Presidential Loan Agreement") with Presidential Financial Corporation ("Presidential") with respect to a revolving line of credit facility (the "Presidential Facility"). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10.0 million limited to 85% of the Janel Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers' obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Loan Agreement required, among other things, that the Company, on a monthly basis, maintain a "minimum fixed charge covenant ratio" and "tangible net worth," both as defined in the Presidential Loan Agreement. The Presidential Facility would have expired on March 27, 2018 (subject to earlier termination as provided in the Presidential Loan Agreement) unless renewed.

At September 30, 2017, outstanding borrowings under the Presidential Facility were $6,138,537, representing 80.3% of the $7,643,380 available thereunder, and interest was accruing at an effective interest rate of 7.5%. The Janel Borrowers were in compliance with the covenants defined in the Presidential Loan Agreement as of September 30, 2017.

Santander Bank Facility

On October 17, 2017, subsequent to the end of fiscal 2017, the Janel Group subsidiaries (collectively "Janel Group Borrowers"), with Janel Corporation as a guarantor, entered into a Loan and Security Agreement (the "Santander Loan Agreement") with Santander Bank, N.A. ("Santander") with respect to a revolving line of credit facility (the "Santander Facility"). The Santander Facility provides that the Janel Group Borrowers can borrow up to $10.0 million, limited to 85% of the Janel Group Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers' option, Prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.50% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers' obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers. The Santander Loan Agreement requires, among other things, that the Janel Group Borrowers, on a quarterly basis, maintain a Minimum Debt Service Coverage ratio, as defined in the Santander Loan Agreement.

At November 30, 2017, outstanding borrowings under the Santander Facility were $5,443,654, representing 57.1% of the $9,531,779 available thereunder, and interest was accruing at an effective interest rate of 4.75%. The Janel Group Borrowers were in compliance with the covenants defined in the Loan and Security Agreement.

Working Capital Requirements

Through October 16, 2017, Janel Group's cash needs were met by the Presidential Facility and cash on hand. As of September 30, 2017, the Company had, subject to collateral availability, $7,643,380 available under its $10.0 million Presidential Facility and $567,121 in cash. As of October 17, 2017, Janel Group's cash needs are met by the Santander Facility and cash on hand.

The Company believes that its current financial resources will be sufficient to finance Janel Group's operations and obligations (current and long-term liabilities) for the long and short terms. However, Janel Group's actual working capital needs for the long and short terms will depend upon numerous factors, including operating results, the cost associated with growing Janel Group, either internally or through acquisition, competition, and the availability under the Santander Facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Janel Group's operations will be materially negatively impacted.

Manufacturing

First Merchants Bank Facility

On March 21, 2016, Indco executed a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank ("First Merchants") with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the "First Merchants Facility"). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco's cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco's cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco's obligations under the First Merchants Facility are secured by all of Indco's assets, and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a "maximum total funded debt to EBITDA ratio" and maintain a "minimum fixed charge covenant ratio," both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement, unless renewed.

As of September 30, 2017, there were no outstanding borrowings under the revolving loan and $3,860,540 of borrowings under the term loan, and interest was accruing at an effective interest rate of 4.98%. Indco is in compliance with the covenants defined in the First Merchants Credit Agreement.

Working Capital Requirements

Indco's cash needs are currently met by the term loan and revolving credit facility under the First Merchants Credit Agreement and cash on hand. As of September 30, 2017, Indco had $1.5 million available under its $1.5 million revolving facility subject to collateral availability and $420,727 in cash. The Company believes that the current financial resources will be sufficient to finance Indco operations and obligations (current and long-term liabilities) for the long and short terms. However, actual working capital needs for the long and short terms will depend upon numerous factors, including operating results, the cost associated with growing Indco either internally or through acquisition, competition, and the availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Indco's operations will be materially negatively impacted.

CURRENT OUTLOOK

The results of operations in both the Global Logistics Services and Manufacturing segments are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of our Janel Group business's various current and prospective customers. Historically, the Company's quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group's international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

The Company's subsidiaries are implementing business strategies to grow revenue and profitability for fiscal 2018 and beyond. Janel Group's strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions, and a continued focus on implementing lean methodologies to contain operating expenses. Indco's strategy calls for introduction of new product lines and wider distribution and promotion of its print and web-based catalog.

In addition to supporting its subsidiaries' growth plans, the Company may seek to grow Janel by entering new business segments through acquisition.

Certain elements of the Company's profitability and growth strategy, principally proposals for acquisition and accelerating revenue growth, are contingent upon the availability of adequate financing on terms acceptable to the Company.  Without adequate equity and/or debt financing, the implementation of significant aspects of the Company's strategic growth plan may be deferred beyond the originally anticipated timing, and the Company's operations will be materially negatively impacted.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer, who is the Company's principal executive officer and principal financial officer, has evaluated this system of disclosure controls and procedures as of the end of the period covered by this Annual Report, and has concluded that the system is effective.

Management's Annual Report on Internal Control over Financial Reporting

Company management, including the Chief Executive Officer, who is the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Chief Executive Officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2017.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are neither "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position

Brendan J. Killackey	43	Director, President and Chief Executive Officer

Dominique Schulte	44	Director

Gerard van Kesteren	68	Director

John J. Gonzalez, II	67	Director, Senior Advisor for Mergers and Acquisitions

Brendan J. Killackey was elected to the Company's board of directors in September 2014 and appointed Chief Executive Officer in February 2015. Most recently, effective with the filing of this Annual Report on Form 10-K, Mr. Killackey was appointed as the Company's interim Principal Financial Officer. Mr. Killackey previously owned Progressive Technology Partners, LLC, a technology consultancy, which he founded in 2001. Given Janel's and its subsidiaries' reliance on technology, Mr. Killackey's background and experience are valuable to the Company, and, therefore, he is well-qualified to serve as a member of the Company's board of directors.

Dominique Schulte has served as a Director of Janel since November 2015. From 1999 through 2009, Ms. Schulte practiced law at Simpson Thacher & Bartlett LLP in New York, where she specialized in corporate and securities law. Ms. Schulte is the managing member of Oaxaca Group, LLC ("Oaxaca"). Pursuant to the terms of the Securities Purchase Agreement dated October 6, 2013, entered into between the Company and Oaxaca (the "Securities Purchase Agreement"), the Company agreed to appoint up to two candidates nominated by Oaxaca to become members of the Company's Board of Directors. Ms. Schulte was appointed to the Company's board of directors in accordance with the terms of the Securities Purchase Agreement. Ms. Schulte is well-qualified to serve as a member of the Company's board of directors based on her extensive experience in the practice of corporate and securities law.

Gerard van Kesteren has served as a Director of Janel since November 2015. From 1999 until 2014, Mr. van Kesteren served as the Chief Financial Officer of Kuehne + Nagel Group, an international freight forwarder and leading global provider of innovative and fully integrated supply chain solutions. Mr. van Kesteren has served as a director of Gategroup Holding AG since April 2015. Mr. van Kesteren is well-qualified to serve as a member of the Company's board of directors based on his extensive experience in the freight forwarding and logistics industry.

John J. Gonzalez, II has served as a Director of Janel since June 2016. Prior to that, he was a Senior Managing Director of Janel Group, following the August 2014 purchase by the Company of Alpha International and President Container Lines ("Alpha/PCL"), which he co-founded in 1979. Mr. Gonzalez has been involved in the transportation business since 1969. Mr. Gonzalez is well-qualified to serve as a member of the Company's board of directors based on his extensive experience in the freight forwarding and logistics industry.

Directors hold office until the next annual meeting of stockholders and thereafter until their successors have been duly elected and qualified. The executive officers are elected by the board of directors on an annual basis and serve under the direction of the Board. Executive officers devote all of their business time to the Company's affairs.

Board of Directors

Board of Directors. During the fiscal year ended September 30, 2017, the board of directors met eleven times. No incumbent director attended fewer than 75% of the total number of meetings of the board of directors of the Company held during the year.

Committees. The Company's board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by the Company's board of directors and is available on its website located at www.janelcorp.com.

Audit Committee

The Company's audit committee ("Audit Committee") oversees its corporate accounting and financial reporting process. The Audit Committee met four times during fiscal 2017. The Audit Committee has the following responsibilities, among others, as set forth in the audit committee charter:

•
reviewing and assessing the effectiveness of external auditors, their independence from Janel, and any additional assignments they may be given, as well as reviewing their appointment, termination, and remuneration;

•	reviewing and assessing the scope and plan of the audit, the examination process, audit results and reports, as well as whether auditor recommendations have been implemented by management;

•	recommending the approval of the annual internal audit concept and report, including the responses of management thereto;

•	assessing management's established risk assessment and any proposed measures to reduce risk;

•	assessing the Company's efforts and policies of compliance with relevant laws and regulations;

•
reviewing, in tandem with external auditors, as well as the Chief Executive Officer and the Chief Financial Officer, whether accounting principles and the financial control mechanisms of Janel and its subsidiaries are appropriate in view of Janel's size and complexity;

•	reviewing annual and interim statutory and consolidated financial statements intended for publication, and providing an opinion on such financial statements to the board of directors; and

•	reviewing the annual investor relation plan and, on a quarterly basis, the external press release and analyst presentation regarding quarterly results.

Janel's Audit Committee consists of the Company's full board of directors. Mr. van Kesteren serves as the chair of the Audit Committee. The Company's board of directors has made no determination on director independence.  The Company has not identified an audit committee financial expert.

Compensation Committee

The Company's compensation committee formulates, reviews and recommends compensation policies that are consistent with Janel's established compensation philosophy and that will enable it to attract and retain high-quality leadership. The compensation committee was created on September 19, 2017, and, thus, did not meet during fiscal 2017. The compensation committee has the following responsibilities, among others, as set forth in the compensation committee's charter:

•	reviewing and approving the Company's general compensation philosophy and objectives;

•
reviewing and approving the corporate goals and individual objectives relevant to the compensation of the Company's Chief Executive Officer and evaluating the performance of the Chief Executive Officer considering these objectives;

•
approving base salary amounts, incentive and bonus compensation amounts and individual stock and/or option grants and awards for the Chief Executive Officer and, based on the recommendation of the Chief Executive Officer, all corporate officers at or above the Vice President level;

•	reviewing all forms of compensation for the Company's senior management, including the form and amount of current salary, deferred salary, cash and non-cash benefits, and all compensation plans;

•	reviewing the Company's severance or similar termination payments, and administering the Company's stock option and other incentive compensation plans and programs;

•	amending or modifying, where appropriate, the provisions of any compensation or benefit plan that does not require stockholder approval;

•	preparing and approving reports to stockholders on compensation matters which are required by the SEC and other government bodies;

•	performing an annual performance appraisal for members of the Company's senior management designated by the board of directors;

•	establishing levels of director compensation to include marketplace reviews of retainers, meeting fees, stock plans and other similar components of compensation; and

•	annually reviewing succession plans for key positions within the Company.

The Company's compensation committee consists of the Company's full board of directors. Ms. Schulte serves as the chair of the compensation committee. The Company's board of directors has made no determination on director independence.

Nominating and Corporate Governance Committee

The Company's nominating and corporate governance committee is responsible for developing and implementing policies and procedures that are intended to assure that Janel's board of directors and the boards of directors (or equivalent) of its subsidiaries will be appropriately constituted and organized to meet its fiduciary obligations to the Company and its stockholders on an ongoing basis. The nominating and corporate governance committee was created on September 19, 2017, and, thus, did not meet during fiscal 2017. Among other matters, the nominating and corporate governance committee is responsible for the following, as set forth in the nominating and corporate governance committee's charter:

•
making recommendations to Janel's board of directors regarding matters and practices concerning the Board, its committees and individual directors, as well as matters and practices of the boards, committees, and individual directors of each of Janel's subsidiaries;

•
periodically evaluating the size, composition and governance structure of Janel's board of directors and its committees and the boards and committees of Janel's subsidiaries, and determine the future requirements of each such body;

•
periodically making recommendations concerning the qualifications, criteria, compensation and retirement age of members of Janel's board of directors and the boards of its subsidiaries, which recommendations, upon approval by Janel's board of directors, shall be incorporated in Janel's Corporate Governance Guidelines;

•	recommending nominees for election to Janel's board of directors and the boards of its subsidiaries, and establishing and administering a board evaluation process; and

•
reviewing timely nominations by stockholders for the election of individuals to Janel's board of directors, and ensure that such stockholders are advised of any action taken by the board of directors with respect thereto.

The Company's nominating and corporate governance committee consists of the Company's full board of directors. Ms. Schulte serves as the chair of the nominating and corporate governance committee. The Company's board of directors has made no determination on director independence.

Director Compensation

During the Company's fiscal year ended September 30, 2017, neither Mr. Gonzalez, the Company's Senior Advisor for Mergers and Acquisitions, nor Mr. Killackey, the Company's President and Chief Executive Officer, received any additional compensation for serving as a director. Ms. Schulte waived board compensation. All board members are reimbursed for their reasonable expenses as members of the board of directors. The following table summarizes the compensation paid to directors (other than Mr. Killackey) for their services during the Company's fiscal year ended September 30, 2017:

Name	Fees Earned or Paid in Cash		Option Awards		Employee Compensation		Total
Dominique Schulte	-		-		-		-
Gerard van Kesteren	$60,000	(1)	$33,251				$93,251
John J. Gonzalez, II	-		$54,242	(2)	$243,745	(3)	$297,987

(1)	Compensation is paid on a quarterly basis.
(2)	Includes vesting of the third and final installment of options awarded under an agreement in connection with Mr. Gonzalez's September 10, 2014 employment agreement with the Company.
(3)	Includes compensation paid to Mr. Gonzalez in connection with his employment with the Company pursuant to an employment agreement.

On December 19, the board approved a new non-employee director compensation policy, effective January 1, 2018, whereby directors will receive a retainer at an annual rate of $30,000 and 2,500 options, granted upon conclusion of the annual meeting of stockholders each year, pursuant to the Janel Corporation 2017 Equity Incentive Plan, the Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan or such other equity plan that the Company may adopt from time to time. Committee chairs will receive an additional retainer at an annual rate of $10,000. Per the policy, non-employee directors will be reimbursed for their reasonable travel and other expenses incurred to attend board of directors or board committee meetings.

Employment Arrangements

On February 26, 2017, the Company entered into an agreement with Mr. Gonzalez to serve as a Director and as Senior Advisor for Mergers and Acquisitions for the Company, effective October 1, 2017. The initial term of the agreement ends on September 30, 2019, and thereafter will renew automatically for an additional two-year term unless either party provides notice that it does not wish to renew. Under the terms of the agreement, the Company will pay Mr. Gonzalez an annual retainer of $40,000 for his service as a director of the Company and an annual salary of $90,000. The agreement also provides that Mr. Gonzalez is entitled to typical employee benefits and that the Company will guarantee the last of three $500,000 earnout payments contemplated under the September 2014 Alpha/PCL purchase agreement.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on the Company's website at www.janelcorp.com. The Company intends to disclose any future amendments to, or waivers from, the code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

Corporate Governance Guidelines

The Company's board of directors has adopted corporate governance guidelines that serve as a flexible framework within which its board of directors and its committees operate. These guidelines cover a number of areas including the size and composition of the board of directors, director selection criteria and qualifications, the agenda for board meetings, board member access to management and independent advisors, director compensation, director orientation and continuing education, and annual board and committee self-evaluation. A copy of the corporate governance guidelines is available on the Company's website at www.janelcorp.com.

Communications with the Board

Any stockholder desiring to contact the board, or any specific director(s), may send written communications to: Board of Directors (Attention: (Name(s) of director(s), as applicable)), c/o the Company's Secretary, 303 Merrick Road, Suite 400, Lynbrook, New York 11563. Any proper communication so received will be processed by the Secretary. If it is unclear from the communication received whether it was intended or appropriate for the board, the Secretary will (subject to any applicable regulatory requirements) use his or her judgment to determine whether such communication should be conveyed to the board or, as appropriate, to the member(s) of the board named in the communication.

Leadership Structure and Risk Oversight

While the board believes that there are various structures which can provide successful leadership to the Company, the Company's executive functions are carried out by the Company's President and Chief Executive Officer, who serves on the Company's board of directors and, together with the other directors, brings experience, oversight and expertise to the management of the Company. The board believes that, due to the small size of the Company, this leadership structure best serves the Company and its stockholders.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act, as amended, requires that the Company's directors and executive officers and each person who owns more than 10% of the Company's common stock file with the SEC in a timely manner an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the shares. To the Company's knowledge, during the fiscal year ended September 30, 2017, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following:

•	Gerard van Kesteren filed a Form 3 on February 1, 2017 relating to his appointment as a director on November 18, 2015;
•	James Jannello filed a Form 4 on April 19, 2017 for a transaction that occurred on March 31, 2017; and
•	Carlos Pla filed a Form 3 on May 9, 2017 relating to his appointment as Chief Financial Officer on February 15, 2017.

Audit Committee Report

The Audit Committee has reviewed and discussed with management the annual audited financial statements of the Company and its subsidiaries.

The Audit Committee has discussed with Paritz & Company, P.A., the independent auditors for the Company for the fiscal year ended September 30, 2017, the matters required to be discussed by Statement on Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the Public Company Accounting Oversight Board and has discussed with the independent auditors the independent auditors' independence.

Based on the foregoing review and discussions, the Audit Committee recommended and the board of directors approved the inclusion of the audited financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for filing with the SEC.

THE AUDIT COMMITTEE
Brendan J. Killackey
John J. Gonzalez, II
Dominique Schulte
Gerard van Kesteren

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The Company's Chief Executive Officer, who is the Company's principal executive officer and interim Principal Financial Officer and two individuals who were the Company's most highly compensated executive officers (other than principal executive officers) in fiscal 2017 whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to in the following discussion as the "named executive officers." The following executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company during the fiscal years ended September 30, 2017 and 2016.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Company maintains two contributory 401(k) plans covering substantially all full-time employees. The 401(k) plans provide for participant contributions of up to 40% and 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 40% and 50% of the participant's first 4% and 6% of contributions. The Company's contributions to the plan on behalf of named executive officers are included in the "All Other Compensation" column in the "Summary Compensation Table" below.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2017 and 2016.

Name and Principal Position	Year	Base Salary $	Bonus $	Stock Awards $	Option Awards $	All Other Compensation $		Total $
Brendan J. Killackey	2017	100,000	70,000	-	41,131	8,575	(1)	219,706
President, Chief Executive Officer and interim Principal Financial Officer	2016	100,000	-	-	7,500	4,431	(1)	111,931
Brian Aronson(2)	2017	89,029	-	-	-	-		89,029
Chief Financial Officer	2016	298,495	-	-	-	-		298,495
Carlos Pla(3) Chief Financial Officer	2017	139,394	17,657	-	16,319	-		173,370

(1)
Includes $5,386 and $2,930 of medical insurance premiums paid on behalf of such individual for fiscal year ended 2017 and 2016, respectively, and $3,189 and $1,501 of 401(k) contributions paid on behalf of such individual for the fiscal year ended 2017 and 2016, respectively.

(2)	Brian Aronson departed as Chief Financial Officer on February 14, 2017.
(3)	Carlos Pla departed as Chief Financial Officer as of August 30, 2017.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan

The Company maintains separate non-contributory profit sharing plans and contributory 401(k) plans covering substantially all full-time employees under each segment.

The Janel Group 401(k) plans provide for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. Janel Group contributes an amount equal to 50% of the participant's first 6% of contributions. The expenses charged to operations for the years ended September 30, 2017 and 2016 are approximately $85,000 and $82,000, respectively.

Indco's 401(k) plan, as amended, provides that employees who have reached the age of 21 are eligible to participate in the plan after one year of service. Under the plan, eligible employees may elect to defer their compensation within plan guidelines. Indco contributions to the plan may be made up of the following:

•	a matching contribution of up to 4% for the employee's elective deferral;
•	a discretionary profit sharing contribution to the plan; and
•	a qualified non-elective contribution to the plan. The amount of the qualified non-elective contribution is 3% of the employees pay for the portion of the plan year they are active participants.

Stock Option Plans

On October 30, 2013, the board of directors adopted Janel's 2013 Non-Qualified Stock Option Plan (the "2013 Option Plan") providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

The exercise price and other terms of any nonqualified option granted under the 2013 Option Plan is determined by the Compensation Committee (the "Committee") of the board of directors or, if the board does not create the Committee, by the board which shall function as the Committee.

On September 10, 2014, pursuant to the employment agreement with John Joseph Gonzalez II and in consideration of his acceptance of employment with the Company, the Company granted to Mr. Gonzalez the option to purchase 40,000 shares of the Company's common stock at a purchase price of $3.25 per share. The option vests in three installments: On each of September 10, 2015 and 2016, the option became exercisable with respect to 26,667 shares, and on September 10, 2017, the option became exercisable with respect to the remaining 13,334 shares. Upon termination of Mr. Gonzalez's employment, all unvested options terminate immediately, and all unexercised options may be exercised for 90 days thereafter, except that, if Mr. Gonzalez is terminated for cause as defined in the employment agreement, or if Mr. Gonzalez accepts employment with a competitor of the Company without the Company's consent, then all unexercised options terminate immediately.

In December 2014, the Company granted Brendan J. Killackey the option to purchase 5,000 shares of the Company's common stock at a purchase price of $4.50 per share under the Company's 2013 Option Plan. The options become exercisable in three annual installments, contingent upon Mr. Killackey's continued employment.

In February 2016, the Company granted a key employee the option to purchase 16,000 shares of the Company's common stock at a purchase price of $2.50 per share under the Company's 2013 Option Plan. The options become exercisable in three annual installments, contingent upon the employee's continued employment.

On October 1, 2016, the Company granted a consultant the option to purchase 6,053 shares of the Company's common stock at a purchase price of $4.13. The options become exercisable in three installments on each of October 1, 2017, 2018 and 2019.

On May 12, 2017, the two executive officers were granted an aggregate of 11,121 options to purchase shares of the Company's common stock under the Company's 2013 Option Plan. The options are exercisable for a period of ten years at an exercise price of $8.01 per share. Eight-thousand options were immediately exercisable, and 3,121 options become exercisable in three equal annual installments commencing on the first anniversary of the grant date.

On May 12, 2017, two employees were granted an aggregate of 10,000 options to purchase shares of the Company's common stock under the Company's 2013 Option Plan. The options are exercisable for a period of ten years at an exercise price of $8.01 per share. The options become exercisable in three equal annual installments commencing on the first anniversary of the grant date.

On May 12, 2017, the board of directors adopted the Company's 2017 Equity Incentive Plan (the "2017 Plan") pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company's board of directors in its role as the Compensation Committee.

On May 12, 2017, a non-executive director was granted an aggregate of 6,524 options to purchase shares of the Company's common stock under the 2017 Plan. The options are exercisable for a period of ten years at an exercise price of $8.01 per share. The options become exercisable in three equal annual installments commencing on October 1, 2017 and the subsequent anniversaries thereafter.

On May 12, 2017, the Company granted 15,000 and 10,000 restricted stock awards to a non-executive director and a consultant, respectively, under the 2017 Plan. Each grant vests in three equal annual installments commencing on October 1, 2017.

On August 29, 2017, the Company granted a consultant the option to purchase 45,000 shares of the Company's common stock at a purchase price of $8.04 per share. The options become exercisable in three installments on each of August 29, 2018, 2019 and 2020.

On August 29, 2017, the Company granted 35,000 restricted stock awards to a consultant under the 2017 Plan. The grant vests in three equal annual installments on each of August 29, 2018, 2019 and 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of common stock outstanding as of September 30, 2017. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of shares of common stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the outstanding shares of the Company's common stock as of December 19, 2017.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Oaxaca Group LLC 68 Bank Street New York, NY 10014	447,646	(1)	48.1%
John J. Gonzalez II 303 Merrick Road, Suite 400 Lynbrook, New York 11563	100,000	(2)	10.8%

(1)	Includes warrants to purchase 250,000 shares of common stock.
(2)	Includes 40,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of December 19, 2017.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of common stock as of December 19, 2017 by (i) each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report, (ii) each current director and each nominee for election as a director and (iii) all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Dominique Schulte	447,646	(1)	47.4%
John J. Gonzalez II	100,000	(2)	10.6%
Gerard van Kesteren	19,027	(3)	2.0%
Brendan J. Killackey	42,463	(4)	4.5%
Brian Aronson	2,200		*
Carlos Pla	0		*
All directors and executive officers as a group (6 persons)	611,336		64.7%

(1)	Includes warrants to purchase 250,000 shares of common stock owned by Oaxaca Group, LLC.
(2)	Includes 40,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of December 19, 2017.
(3)	Includes 4,027 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of December 19, 2017.
(4)	Includes 11,334 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of December 19, 2017.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2017, with respect to all compensation arrangements maintained by the Company under which shares of common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders:
2013 Stock Option Plan	73,121	$4.55	12,879
2017 Equity Incentive Plan	66,524	$8.03	33,476
John Joseph Gonzalez II - Options	40,000	$3.25	0
Oaxaca Group LLC - Warrants	250,000	$4.00	0
Consultant - Options	6,053	$4.13	0
Consultant - Options	45,000	$8.04	0
Total	480,698	$5.04	46,355

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We are not aware of any transactions, since the beginning of the last fiscal year, or any proposed transactions, in which the Company was a party, where the amount involved exceeded $120,000 and in which a director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Independence of Directors

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be "independent" and, as a result, is not at this time required to (and does not) have a board of directors comprised of a majority of "Independent Directors." The Company's board of directors has made no determination on director independence, but in the coming year intends to determine the independence of its directors based on the rules of the NASDAQ Stock Exchange for companies that are listed on NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Paritz & Company, P.A. (the "Auditor") has served as the Company's independent public accountants since 2002. The following is a description of the fees billed to the Company by the Auditor during the fiscal years ended September 30, 2017 and 2016:

Audit Fees

Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company's consolidated financial statements, and review of the Company's interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended September 30, 2017 and 2016 totaled $120,000 and $115,000, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. The Auditor did not bill any fees for audit related services rendered to the Company for 2017 and 2016.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended September 30, 2017 and 2016 totaled $12,500 and $10,000, respectively.

All Other Fees

The aggregate fees billed to the Company by the Auditor for all other fees for the year ended September 30, 2017 and 2016 totaled $20,000 and $30,500, respectively. The "other fees" were for acquisition-related services.

Approval of Independent Auditor Services and Fees

The Company's Chief Executive Officer reviews all fees charged by the Company's independent auditors, and actively monitors the relationship between audit and non-audit services provided. The Chief Executive Officer must pre-approve all audit and non-audit services provided by the Company's independent auditors and fees charged.

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

3.2	Restated and Amended By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 17, 2007 File No. 333-60608)
3.4	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 22, 2007, File No. 333-60608)
3.5	Certificate of Designations of Series C Cumulative Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 29, 2014, File No. 333-60608)
3.6	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.7	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed April 21, 2015, File No. 333-60608)
3.8
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

3.9
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 333-60608)

3.10
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K/A filed October 17, 2017, File No. 333-60608)

10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2013, File No. 333-60608)
10.2
Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)

10.3
First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)

10.4
Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)

10.5
Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 14, 2014, File No. 333-60608)

10.6
Fourth Amendment to the Loan and Security Agreement and Demand Secured Promissory Note, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)

10.7
Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)

10.8
Credit Agreement, effective as of February 29, 2016, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.9
Term Loan Promissory Note, effective as of February 29, 2016, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.10
Revolving Loan Promissory Note, effective as of February 29, 2016, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.11
Security Agreement, effective as of February 29, 2016, made by Indco and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.12
Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.13
Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)

10.14	Janel Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 333-60608)
10.15
Restricted Stock Award Agreement between Janel Corporation and Gerard van Kesteren dated May 12, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 29, 2017, File No. 333-60608)

10.16
Loan and Security Agreement, effective as of October 17, 2017, by and between Janel Corporation, Janel Group, Inc., PCL Transport, LLC, Janel Alpha GP, LLC, W.J. Byrnes & Co., Liberty International, Inc., and The Janel Group of Georgia, Inc., and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2017, File No. 333-60608)

10.17
Revolving Credit Note, effective as of October 17, 2017 payable to Santander Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 17, 2017, File No. 333-60608)

21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101
Interactive data files providing financial information from the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, September 30, 2017 and September 30, 2016, (ii) Consolidated Statements of Operations for the years ended September 30, 2017 and 2016, (iii) Consolidated Statements of Stockholders' Equity for the years ended September 30, 2017 and 2016 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements

ITEM 16.       FORM 10-K SUMMARY

The Company has opted not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL CORPORATION

Date: December 27, 2017	By:	/s/ Brendan J. Killackey

Brendan J. Killackey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brendan J. Killackey	Director, President and Chief Executive Officer	December 27, 2017
Brendan J. Killackey	Principal Executive Officer and Principal Financial Officer

/s/ Gerard van Kesteren	Director	December 27, 2017
Gerard van Kesteren

/s/ Dominique Schulte	Director	December 27, 2017
Dominique Schulte

/s/ John J. Gonzalez, II	Director	December 27, 2017
John J. Gonzalez, II

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Janel Corporation and Subsidiaries
Lynbrook, New York

We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries as of September 30, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel Corporation and Subsidiaries as of September 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A

Hackensack, New Jersey

December 27, 2017

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$987,848	$965,115
Accounts receivable, net of allowance for doubtful accounts of $169,000 and $230,000 respectively	14,350,462	12,353,582
Inventory	349,813	356,875
Prepaid expenses and sundry current assets	324,745	233,716
Total current assets	16,012,868	13,909,288
PROPERTY AND EQUIPMENT, NET	392,827	287,391
OTHER ASSETS
Intangible assets, net (Note 4)	11,848,598	12,373,266
Goodwill	7,745,895	8,443,477
Deferred income taxes	1,781,792	844,977
Security deposits	115,493	99,658
Total other assets	21,491,778	21,761,378
Total assets	$37,897,473	$35,958,057
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank (Note 5)	$6,138,537	$6,498,403
Note payable - related party (Note 6)	500,000	500,000
Accounts payable - trade	12,693,051	9,298,029
Accrued expenses and other current liabilities	1,532,845	1,254,926
Dividends payable	1,125,291	623,077
Current portion of long-term debt	857,148	857,148
Total current liabilities	22,846,872	19,031,583
OTHER LIABILTIES
LONG-TERM DEBT - BANK
Long-term debt (Note 5)	3,003,392	4,616,540
Long-term debt - related party net of imputed interest (Note 6)	-	471,108
Deferred compensation	78,568	78,568
Total other liabilities	3,081,960	5,166,216
Total liabilities	$25,928,832	$24,197,799
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20	20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1	1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	15
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued, and 553,951 and 573,951 shares outstanding as of September 30, 2017 and 2016, respectively	574	574
Paid-in capital	12,349,422	12,525,227
Treasury stock, at cost, 20,000 shares as of September 30, 2017 (Note 8)	(240,000)	-
Accumulated deficit	(1,250,701)	(1,766,805)
Total Janel Corporation stockholders' equity	10,859,331	10,759,032
Non-controlling interest	1,109,310	1,001,226
Total stockholders' equity	11,968,641	11,760,258
Total liabilities and stockholders' equity	$37,897,473	$35,958,057

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2017	2016

REVENUES
Global logistic services	$69,489,876	$70,596,132
Manufacturing	8,283,721	4,740,671
TOTAL REVENUES	77,773,597	75,336,803
COST AND EXPENSES:
Forwarding expenses	56,041,841	57,447,117
Cost of revenues - manufacturing	3,706,669	2,092,026
Selling, general and administrative	15,179,359	13,156,087
Amortization of intangible assets	765,996	594,581
TOTAL COSTS AND EXPENSES	75,693,865	73,289,811

INCOME FROM OPERATIONS	2,079,732	2,046,992
OTHER ITEMS:
Interest expense net of interest income	(789,581)	(674,576)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,290,151	1,372,416
Income tax (expense) benefit (Note 11)	(518,630)	2,108,660
NET INCOME FROM CONTINUING OPERATIONS	771,521	3,481,076
Loss from discontinued operations, net of tax (Note 7)	(147,333)	(202,340)
NET INCOME	624,188	3,278,736
Less: net income attributable to non-controlling interests	(108,084)	(82,978)
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION STOCK HOLDERS	516,104	3,195,758
Preferred stock dividends (Note 8)	(517,214)	(395,189)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$(1,110)	$2,800,569

Income per share from continuing operations attributable to common stockholders:
Basic	$1.37	$6.07
Diluted	$0.95	$5.56
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.26)	$(0.35)
Diluted	$(0.18)	$(0.32)
Net income per share attributable to common stockholders:
Basic	$(0.00)	$4.88
Diluted	$(0.00)	$4.47
Basic - weighted average number of shares outstanding	563,951	573,951
Diluted - weighted average number of shares outstanding	810,413	625,997

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	PREFERRED STOCK		COMMON STOCK		PAID-IN	TREASURY STOCK		ACCUMULATED		NON-CONTROLLING	TOTAL
	SHARES	$	SHARES	$	CAPITAL	SHARES	$	DEFICIT	TOTAL	INTERESTS	EQUITY
Balance - September 30, 2015	26,771	$27	573,951	$574	$8,435,667	-	$-	$(4,962,563)	$3,473,705	$-	$3,473,705
Acquisition of non-controlling interest	-	-	-	-	-	-	-	-	-	918,248	918,248
Net income (loss)	-	-	-	-	-	-	-	3,195,758	3,195,758	82,978	3,278,737
Dividends to preferred stockholders	-	-	-	-	(395,189)	-	-	-	(395,189)	-	(395,189)
Stock based compensation	-	-	-	-	132,095	-	-	-	132,095	-	132,095
Preferred stock issuance	8,705	$9	-	-	4,352,654	-	-	-	4,352,663	-	4,352,663
Balance - September 30, 2016	35,476	$36	573,951	$574	$12,525,227	-	$-	$(1,766,805)	$10,759,032	$1,001,226	$11,760,258
Acquisition of non-controlling interest	-	-	-	-	-	-	-	-	-		-
Net income	-	-	-	-	-	-	-	516,104	516,104	108,084	624,188
Dividends to preferred stockholders	-	-	-	-	(517,214)	-	-	-	(517,214)	-	(517,214)
Stock based compensation	-	-	-	-	341,409	-	-	-	341,409	-	341,409
Treasury stock acquired	-	-	-	-	-	20,000	(240,000)	-	(240,000)	-	(240,000)
Balance - September 30, 2017	35,476	$36	573,951	$574	$12,349,422	20,000	$(240,000)	$(1,250,701)	$10,859,331	$1,109,310	$11,968,641

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$624,188	$3,278,736
Plus (loss) from discontinued operations	147,333	202,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	193,032	4,156
Depreciation	112,927	84,618
Deferred income tax	419,148	(2,595,000)
Amortization of intangible assets	765,996	594,581
Amortization of imputed interest	28,892	56,309
Amortization of loan costs	10,000	-
Stock based compensation	341,409	132,095
Changes in operating assets and liabilities:
Accounts receivable	(1,891,109)	1,347,740
Inventory	7,062	15,337
Prepaid expenses and sundry current assets	(91,029)	76,325
Accounts payable and accrued expenses	2,593,815	(1,922,810)
Security deposits	(559)	3,600
NET CASH PROVIDED BY CONTINUING OPERATIONS	3,261,105	1,278,027
NET CASH USED IN DISCONTINUED OPERATIONS	(72,983)	(202,340)
	3,188,122	1,075,687
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(218,363)	(139,467)
Cash acquired from acquisition	115,986	-
Acquisition of subsidiary	(100,000)	(10,734,663)
NET CASH USED IN INVESTING ACTIVITIES	(202,377)	(10,874,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,000)	(15,000)
Proceeds (payments) from bank loans	(1,623,148)	6,033,147
Proceeds from sale of additional Preferred Series C	-	4,352,663
Repayment of notes payable	(584,864)	-
Repayment of notes payable - related party	(500,000)	(500,000)
Treasury stock acquisition	(240,000)	-
Loan cost	-	(50,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,963,012)	9,820,810
INCREASE IN CASH AND CASH EQUIVALENTS	22,733	22,367
CASH AND CASH EQUIVALENTS, beginning of year	965,115	942,748
CASH AND CASH EQUIVALENTS, end of year	$987,848	$965,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$754,454	$594,012
Income taxes	$167,661	$114,207
Non-cash financing activities:
Dividends declared to preferred stockholders	$502,214	$380,189
Intangible assets acquired	$898,391	$12,102,838

The accompanying notes are an integral part of these consolidated financial statements.

 JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel Corporation and Subsidiaries ("the Company" or "Janel") operates its business as two distinct segments: Global Logistics Services and Manufacturing.

The Company's Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as "Janel Group." Janel Group provides full-service cargo transportation logistics management services, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

In September 2014, the Company purchased the equity of Alpha International, LP and PCL Transport, LLC ("Alpha/PCL"), both global logistics services companies. Approximately one year later, it purchased the equity of Liberty International, Inc. ("Liberty").

On March 21, 2016, the Company purchased Indco, Inc. ("Indco"). Indco comprises the Company's Manufacturing business segment. Indco manufactures and distributes custom-designed industrial mixing equipment and apparatus for specific applications within various industries. The customer base comprises small- to mid-sized businesses as well as repetitive production orders for other larger customers. The Company acquired Indco in order to diversify cash flow streams.

On April 1, 2017, the Company purchased W.J. Byrnes & Co. ("Byrnes"), a global logistics services provider with five U.S. locations. Alpha/PCL, Liberty and Byrnes, along with the legacy Janel Group, comprise Janel Corporation's Global Logistics Services segment.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, which is majority 91.65% owned with a non-controlling interest held by existing Indco management. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. As of September 30, 2017 and 2016, there were no cash equivalents.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Market is determined by net realizable value. Finished goods are shipped upon completion of assembly. Therefore, no finished goods were on hand as of September 30, 2017.

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

Revenues and revenue recognition

Global Logistics Services

Revenues are derived from customs brokerage services and from freight forwarding services.

Customs brokerage services include activities required for the clearance of shipments through government customs regimes, such as preparing required documentation, calculating and providing for payment of duties and other charges on behalf of customers, arranging required inspections, and arranging final delivery. Revenues are recognized upon completion of the services.

Freight forwarding may require multiple services, including long-distance shipment via air, ocean or ground assets, destination handling ("break bulk"), warehousing, distribution and other logistics management activities. As an asset-light business, Janel Group owns none of the assets by which it fulfills its customers' logistics needs. Rather, it purchases the services its customers need from asset owners, such as airlines and steamship lines, and resells them. By consolidating shipments from multiple customers, Janel Group can negotiate terms of service with asset owners that are more favorable than those the customers could negotiate themselves.

In the case of ocean and air freight movements, Janel Group may negotiate a contract of carriage, the terms of which determine when revenue is recognized. For movements by ground, revenue generally is recognized at the time of cargo tender to the vendor. For other activities, such as warehousing and distribution services, revenue is recognized upon completion of the service.

Customers will frequently request an all-inclusive, or "door-to-door," rate for a set of services. In these cases, the customer is billed a single rate for all services from pickup at origin to delivery. The allocation of revenue and expense among the components of services when provided under an all-inclusive rate are done in an objective manner on a fair value basis in accordance with Accounting Standards Codification ("ASC") 605-25, Multiple-Element Arrangements.

Manufacturing

Revenues are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Payments are made by either credit card acceptance or invoice billing by the company. A significant portion of sales comes from its print- and web-based catalog and specification features. Such online sales are generally credit card purchases. Revenue is recognized when its products are shipped and risk of loss transfers to the carrier(s) used.

Income per common share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding, excluding unvested restricted stock, during the period. Diluted net income (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or warrants or the vesting of restricted stock units. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net earnings (loss) per share when their effect is anti-dilutive.

Stock-based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest.

Comprehensive income

Comprehensive income encompasses all changes in stockholders' equity other than those arising from stockholders, and generally consists of net income and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. As of September 30, 2017 and 2016, there was no accumulated other comprehensive income.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The Company has no material uncertain tax positions for any of the reporting periods presented. The tax years September 30, 2014 through 2017 are still open for potential audit.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance, goodwill is not amortized but is tested for impairment annually (on September 30) as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company's individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. As of September 30, 2017 and 2016, the fair value of our reporting unit was in excess of carrying value and goodwill was not deemed to be impaired.

Intangibles and long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset's recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future.  There were no indicators of impairment of long-lived assets during the years ended September 30, 2017 and 2016.

Fair value measurements

The Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Level 1 - quoted prices in active markets for identical assets or liabilities
Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no financial instruments measured at fair value as of September 30, 2017 and 2016.

Deferred compensation

Deferred compensation of $78,568 represents compensation due to an employee of the Company upon termination, retirement or death. This amount has not changed since 1992 and was accrued during the years 1984 through 1992.

Rental expense

Rental expense is accounted for on the straight-line method.

Deferred rent payable as of September 30, 2017 amounted to $4,150 and represents the excess of recognized rent expense over scheduled lease payments and is included in accrued expenses and other current liabilities. Deferred rent payable as of September 30, 2016 was $15,911.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entities expect to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning October 1, 2018, and may be adopted earlier, but not before October 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital ("APIC"). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee's applicable jurisdiction(s). ASU 2016-09 requires companies to classify the cash paid to a tax authority when shares are withheld to satisfy their statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Company adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on September 30, 2017. The adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for fiscal periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2017. The Company is currently assessing the potential impact of adopting ASU 2017-01 on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the potential impact of adopting ASU 2017-09 on its consolidated financial statements and related disclosures.

2	ACQUISITIONS

(A)	INDCO, INC.

On March 21, 2016, the Company executed and closed a Stock Purchase Agreement (the "Indco Purchase Agreement") for the purchase by the Company of the outstanding common stock of Indco (the "Indco Shares"), representing approximately 91.65% of the beneficial ownership of Indco. The remaining 8.35% ownership of Indco was retained by existing Indco management.

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

 Adjustment to purchase price allocation

During the fiscal year ended September 30, 2017, the Company realized that in the consolidated financial statements for the fiscal year ended September 30, 2016, filed with the Securities and Exchange Commission ("SEC"), the Company incorrectly included approximately $1.4 million of deferred tax liabilities on Indco's books in the purchase price allocation. The result is that both goodwill and the deferred tax liability should have been approximately $1.4 million lower. The Company debited the deferred tax liability and credited goodwill for approximately $1.4 million to correct the error during the year ended September 30, 2017. Since the deferred tax liability is netted against the deferred tax asset on the consolidated statement of financial condition, the approximately $1.4 million adjustment represents an equal adjustment to two line items (goodwill and deferred income taxes) solely on the asset side of the balance sheet. Therefore, the adjustment had no effect on total assets, no effect on total stockholders' equity and no effect on its operating results. In accordance with the SEC's Staff Accounting Bulletin No. 99 ("SAB 99"), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting periods affected. Therefore, as permitted by SAB 99, the Company corrected, in the current filing, the consolidated statement of financial condition as of September 30, 2017.

The assets acquired and liabilities assumed as part of the acquisition of Indco were recognized at their fair values as of the effective acquisition date, March 1, 2016. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed.

Fair Value

Cash	$377,653
Accounts receivable, net	620,632
Inventory	372,212
Prepaid expenses and other current assets	109,333
Fixed assets	155,050
Accounts payable and other liabilities	(334,239)
Note Payable (related party)	(129,258)
Customer relationships & other intangibles	7,700,000
Goodwill	3,046,875
Non-controlling interest	(918,258)
Purchase price	$11,000,000

(B)	W.J. BYRNES & CO., INC.

On April 1, 2017, the Company executed and closed a Stock Purchase Agreement (the "Byrnes Purchase Agreement") for the purchase by the Company of 100% of the outstanding common stock (the "Byrnes Shares") of W.J. Byrnes & Co., a global logistics services provider with five U.S. locations.

Under the terms of the Byrnes Purchase Agreement, the purchase price for the Byrnes Shares was $100,000 in cash, paid at the closing, plus the assumption of Byrnes' net liabilities, subject to certain closing adjustments and customary indemnifications, representations and warranties. W.J. Byrnes & Co. was determined not to be a significant subsidiary of the Company.

The Byrnes acquisition expands the domestic network of the Company's Global Logistics Services segment.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets based on their estimated fair values, as of the effective acquisition date, April 1, 2017.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The following table summarizes the fair values assigned to the assets acquired and liabilities assumed.

Fair Value
Cash	$115,986
Accounts receivable, net of allowance for doubtful accounts	298,803
Customer relationships and other intangibles	240,000
Goodwill	658,381
Security deposits	15,275
Note payable – bank	(224,998)
Accounts payable – trade	(891,169)
Accrued expenses and other current liabilities	(112,278)
Purchase price	$100,000

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30,	September 30,
	2017	2016	Life
Furniture and fixtures	$167,097	$149,550	3-7 years
Computer equipment	$234,396	239,234	3-5 years
Machinery & Equipment	$721,125	559,400	3-15 years
Leasehold improvements	$86,291	71,960	3-5 years
	$1,208,909	1,020,144
Less: accumulated depreciation	$(816,082)	(732,753)
	$392,827	$287,391

4	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	September 30,	September 30,
	2017	2016	Life
Customer relationships	$11,690,000	$11,450,000	15-20 years
Trademarks / names	1,770,000	1,770,000	20 years
Other	60,000	60,000	2-5 years
	13,520,000	13,280,000
Less: Accumulated Amortization	(1,671,402)	(906,734)
	$11,848,598	$12,373,266

The future amortization of these intangible assets is expected to be as follows:

Fiscal year 2018	763,917
Fiscal year 2019	757,667
Fiscal year 2020	757,667
Fiscal year 2021	754,167
Fiscal year 2022	751,667
Thereafter	8,063,513
11,848,598

5	NOTE PAYABLE - BANK

(A)	Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the "Janel Borrowers") entered into a Loan and Security Agreement (the "Presidential Loan Agreement") with Presidential Financial Corporation ("Presidential") with respect to a revolving line of credit facility (the "Presidential Facility"). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10.0 million limited to 85% of the Janel Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to five percent above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers' obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Loan Agreement required, among other things, that the Company, on a monthly basis, maintain a "minimum fixed charge covenant ratio" and "tangible net worth," both as defined in the Presidential Loan Agreement. The Presidential Facility would have expired on March 27, 2018 (subject to earlier termination as provided in the Presidential Loan Agreement) unless renewed.

At September 30, 2017, outstanding borrowings under the Presidential Facility were $6,138,537, representing 80.3% of the $7,643,380 available thereunder, and interest was accruing at an effective interest rate of 7.5%. The Janel Borrowers were in compliance with the covenants defined in the Presidential Loan Agreement as of September 30, 2017.

(B)	Santander Bank Facility

On October 17, 2017, subsequent to the end of fiscal 2017, the Janel Group subsidiaries (collectively "Janel Group Borrowers"), with Janel Corporation as a guarantor, entered into a Loan and Security Agreement (the "Santander Loan Agreement") with Santander Bank, N.A. ("Santander") with respect to a revolving line of credit facility (the "Santander Facility"). The Santander Facility provides that the Janel Group Borrowers can borrow up to $10.0 million, limited to 85% of the Janel Group Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers' option, Prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.50% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers' obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers. The Santander Loan Agreement requires, among other things, that the Janel Group Borrowers, on a quarterly basis, maintain a Minimum Debt Service Coverage ratio, as defined in the Santander Loan Agreement.

At November 30, 2017, outstanding borrowings under the Santander Facility were $5,443,654, representing 57.1% of the $9,531,779 available thereunder, and interest was accruing at an effective interest rate of 4.75%. The Janel Group Borrowers were in compliance with the covenants defined in the Loan and Security Agreement.

(C)	First Merchants Bank Credit Facility

On March 21, 2016, Indco executed a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank ("First Merchants") with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the "First Merchants Facility"). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco's cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco's cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco's obligations under the First Merchants Facility are secured by all of Indco's assets, and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a "maximum total funded debt to EBITDA ratio" and maintain a "minimum fixed charge covenant ratio," both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement, unless renewed.

As of September 30, 2017, there were no outstanding borrowings under the revolving loan and $3,860,540 of borrowings under the term loan, and interest was accruing at an effective interest rate of 4.98%. Indco is in compliance with the covenants defined in the First Merchants Credit Agreement.

	September 30,
	2017	2016
Long term debt is due in monthly installments of $71,429 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco's assets and guaranteed by Janel.	$3,860,540	$5,473,688
Less current portion	(857,148)	(857,148)
	$3,003,392	$4,616,540

These obligations mature as follows:

2018	$857,148
2019	857,148
2020	857,148
2021	857,148
2022	431,948
$3,860,540

For the years ended September 30, 2017 and 2016, Indco made bank loan (repayments) and received proceeds of $(1,623,148) and $6,033,147, respectively.

6	DEBT - RELATED PARTY

Debt - related party consists of the following:
	September 30,
	2017	2016
Non-interest-bearing note payable to a related party, net of imputed interest due when earned	$500,000	$971,108
Less current portion	(500,000)	(500,000)
	$-	$471,108

For the years ended September 30, 2017 and 2016, the Company made note repayments of $500,000 and $500,000, respectively.

7	DISCONTINUED OPERATIONS

In 2012, the Company elected to discontinue the operations of the New Jersey warehousing business and the operations of the food sales segment. The Company earned no revenues from discontinued operations in fiscal 2017 and 2016. Selling, general and administrative expenses associated with discontinued operations were ($147,333) and ($202,340) for fiscal 2017 and 2016, respectively. Liabilities related to the discontinued operations as of September 30, 2017 were $74,350 and were included in accrued expenses and other current liabilities.

The cash flows from the discontinued business for the years ended September 30, 2017 and 2016 were as follows:

	For the Years Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	$(147,333)	$(202,340)
Accrued expenses and other current liabilities	74,350	-
Net cash used in discontinued operations	$(72,983)	$(202,340)

8	STOCKHOLDERS' EQUITY

Janel is authorized to issue 4,500,000 shares of common stock, par value $0.001. In addition, the Company is authorized to issue 100,000 shares of preferred stock, par value $0.001. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by the Company's board of directors or a duly authorized committee thereof, without stockholder approval. The board of directors may fix the number of shares constituting each series and increase or decrease the number of shares of any series.

(A)	Preferred Stock

For the years ended September 30, 2017 and 2016, the Company declared preferred stock dividends of $517,214 and $395,189, respectively.

Series A Convertible Preferred Stock
On January 10, 2007, the Company sold 20,000 shares of its $0.001 par value 3% Series A Convertible Preferred Stock (the "Series A Stock") for a total of $500,000. The shares are convertible into shares of the Company's $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pays a cumulative cash dividend at a rate of $15,000 per year, payable quarterly.

Series B Convertible Preferred Stock
On October 18, 2007, the Company issued 5,700 shares of its $0.001 par value Series B Convertible Preferred Stock (the "Series B Stock") in connection with the acquisition of Order Logistics, Inc. (a discontinued operation). The shares are convertible into shares of the Company's $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis.

Series C Cumulative Preferred Stock
On August 25, 2014, the Company filed with the Nevada Secretary of State a Certificate of Designation for 7,000 shares of Series C Cumulative Preferred Stock, par value $0.001 per share (the "Series C Stock") which was increased to 20,000 shares by a Certificate of Amendment to Certificate of Designation filed with the Nevada Secretary of State on March 23, 2016. On September 10, 2014 the Company sold 5,000 shares of Series C Cumulative Stock for $2,500,000. On September 24, 2014 the Company sold an additional 500 shares of the Series C Stock for $250,000, and on March 23, 2016 the Company sold an additional 8,705.33 shares for $4,352,663. Prior to March 23, 2016, holders of Series C Stock ("Series C Holders") were entitled to receive annual dividends at a rate of 8.25% per annum of the original Series C Stock issuance price, or $10.00 per share subject to adjustment upon certain events (the "Original Issuance Price"), when, as and if declared by the Company's board of directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 14.25%. By the filing of the Certificate of Amendment on March 23, 2016, the annual dividend rate was decreased to 7.00% per annum of the Original Issuance Price, when, as and if declared by the Company's board of directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13.0%. In the event of liquidation, Series C Holders shall be paid an amount equal to the Original Issuance Price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed (1) by the Company at any time upon notice and payment of the Original Issuance Price, plus any accrued but unpaid dividends thereon ("Redemption Price") or (2) by the Series C Holders at their option beginning on the fourth anniversary of the issuance of the Series C Stock for an amount equal to the Redemption Price.

(B)	Common Stock

On March 31, 2017, the Company acquired 20,000 shares of its common stock for an aggregate of $240,000. This amount was paid in April 2017.

(C)	Equity Incentive Plan

On May 12, 2017, the Company adopted the Company's 2017 Equity Incentive Plan (the "Plan") pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company's board of directors in its role as the Compensation Committee.

(D)	Stock Warrants

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC (refer to Note 9(a), above), the Company issued warrants, all of which are currently outstanding, to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. The warrants expire on October 5, 2018. The Company has no other stock warrants outstanding.

9	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors adopted Janel's 2013 Non-Qualified Stock Option Plan (the "2013 Option Plan") providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries. At September 30, 2017, a total of 73,121 equity options were outstanding under the 2013 Options Plan and 12,879 options were still available for issuance.

On May 12, 2017, the board of directors adopted the Company's 2017 Equity Incentive Plan (the "2017 Plan") pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company. At September 30, 2017, a total of 66,524 equity options and restricted stock awards were outstanding under the 2017 Plan and 33,476 shares were still available for issuance.

(A)	Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, we use the following assumptions:

•	Risk-free interest rate - We determine the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.
•	Expected term - We estimate the expected term of our options based upon historical exercises and post-vesting termination behavior.
•	Expected volatility - We estimate expected volatility using daily historical trading data of a peer group.
•	Dividend yield - We have never paid dividends on our common stock and currently have no plans to do so; therefore, no dividend yield is applied.

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

2017
Risk-free interest rate	1.85 - 2.13%
Expected option term in years	5.85
Expected volatility	95.4% - 96.6%
Dividend yield	0.00%
Weighted average grant date fair value	$5.82 - $6.36

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2016	126,000	$3.52	7.7	$83.28
Granted	27,645	$8.01	9.7	$14.93
Excercised	-	$-	-	$-
Forfeited	(34,000)	$3.25	-	$180.20
Expired	-	$-	-	$-
Outstanding balance at September 30, 2017	119,645	$4.64	7.5	$468.28
Vested and expected to vest at September 30, 2017	31,978	$5.99	9.1	$81.89
Exercisable at September 30, 2017	70,167	$4.37	7.2	$293.64

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at September 30, 2017 of $8.55 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2017, there was approximately $71,000 of total unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized over a weighted average period of 1.2 years.

Additionally, an Indco employee has stock options for 18,577 shares of Indco's common stock with an exercise price of $6.48. As of September 30, 2017, there was approximately $37,000 of total unamortized compensation expense related to the invested portion of these stock options, which is expected to be recognized over a weighted average period of 1.5 years.

The fair values of our non-employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

2017
Risk-free interest rate	2.31% - 2.45%
Expected option term in years	9.00 -10.00
Expected volatility	94.71% - 98.79%
Dividend yield	0.00%
Weighted average grant date fair value	$6.51 - $12.48

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2016	-	$-	-	$-
Granted	51,053	$7.58	9.8	$49.70
Excercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding balance at September 30, 2017	51,053	$7.58	9.8	$49.70
Vested and expected to vest at September 30, 2017	51,053	$7.58	9.8	$49.70
Exercisable at September 30, 2017	-	$-	-	$-

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at September 30, 2017, of $8.55 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2017, there was approximately $345,000 of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

(B)	Restricted Stock

On May 12, 2017, the Company granted 15,000 and 10,000 restricted stock awards to a non-executive director and a consultant, respectively, under the 2017 Plan. Each grant vests in three equal annual installments commencing on October 1, 2017.

The following table summarizes the status of our employee unvested restricted stock under the Plan for the year ended September 30, 2017:

		Weighted Average
	Restricted Stock	Grant Date Fair Value
Unvested at September 30, 2016	-	$-
Granted	25,000	$8.01
Unvested at September 30, 2017	25,000	$8.01

As of September 30, 2017, there was approximately $104,000 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.0 years.  Employee restricted stock granted during the year ended September 30, 2017 had a fair value of $200,000 at the grant date.

The following table summarizes the status of our non-employee unvested restricted stock under the 2017 Plan for the year ended September 30, 2017:

		Weighted Average
	Restricted Stock	Grant Date Fair Value
Unvested at September 30, 2016	-	$-
Granted	35,000	$8.04
Unvested at September 30, 2017	35,000	$8.04

As of September 30, 2017, there was approximately $266,000 of total unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.  Non-employee restricted stock granted during the year ended September 30, 2017 had a fair value of $281,000 at the grant date.

10	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share ("EPS") computations for the years ended September 30, 2017 and 2016:

	For the Year Ended September 30,
	2017	2016
Income:
Income from continuing operations	$771,521	$3,481,076
Loss from discontinued operations	(147,333)	(202,340)
Net income	624,188	3,278,736
Net income attributable to non-controlling interests	(108,084)	(82,978)
Net income attributable to Janel Corporation	516,104	3,195,758
Preferred stock dividends	(517,214)	(395,189)
Net (loss) income attributable to common stockholders	$(1,110)	$2,800,569

Common Shares:
Basic - weighted average common shares	563,951	573,951
Effect of dilutive securities:
Stock options	97,219	19,341
Restricted stock	2,217	-
Convertible preferred stock	32,705	32,705
Warrants	-	-
Diluted - weighted average common stock	696,092	625,997

Income per Common Shares:
Basic -
Income from continuing operations	$1.37	$6.07
Loss from discontinued operations	(0.26)	(0.35)
Net income	1.11	5.72
Net income attributable to non-controlling interests	(0.19)	(0.15)
Net income attributable to Janel Corporation	0.92	5.57
Preferred stock dividends	(0.92)	(0.69)
Net (loss) income attributable to common stockholders	$(0.00)	$4.88

Diluted -
Income from continuing operations	$1.11	$5.56
Loss from discontinued operations	(0.21)	(0.33)
Net income	0.90	5.23
Net income attributable to non-controlling interests	(0.16)	(0.13)
Net income attributable to Janel Corporation	0.74	5.10
Preferred stock dividends	(0.74)	(0.63)
Net (loss) income attributable to common stockholders	$(0.00)	$4.47

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were no anti-dilutive shares for the years ended September 30, 2017 and 2016.

Potentially diluted securities as of September 30, 2017 and 2016 are as follows:

	September 30,
	2017	2016
Employee stock options (Note 9)	119,645	126,000
Non-employee stock options (Note 9)	51,053	-
Employee restricted stock (Note 9)	25,000	-
Non-employee restricted stock (Note 9)	35,000	-
Warrants (Note 8)	250,000	250,000
	480,698	376,000

11	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended September 30,
	2017	2016
Federal taxes (credits) at statutory rates	$439,000	$398,000
Permanent differences	14,000	23,000
State and local taxes, net of Federal benefit	65,630	65,340
Reversal/change in valuation allowance	-	(2,595,000)
	$518,630	$(2,108,660)

The provisions of income taxes are summarized as follows:

	Year Ended September 30,
	2017	2016
Current	$99,482	$92,280
Deferred	419,148	(2,200,940)
Total	$518,630	$(2,108,660)

	September 30,
	2017	2016
Deferred tax assets - net operating loss carryforwards	$1,781,792	$2,200,940
Total deferred tax assets	1,781,792	2,200,940
Valuation allowance	-	-
Total deferred tax assets net of valuation allowance	1,781,792	2,200,940
Deferred tax liabilities - depreciation and amortization	-	1,355,963
Total deferred tax liabilities	-	1,355,963
Net deferred tax assets	$1,781,792	$844,977

During the year ended September 30, 2015, the Company recorded a 100% valuation allowance against its deferred tax assets which resulted primarily from net operating loss carryforwards. As of September 30, 2016, the Company assessed the likelihood that the deferred tax assets would be recovered from future taxable income would be more likely than not based on all available evidence, both positive and negative. As a result, the Company reversed the valuation allowance, and recorded a deferred tax asset.

The Company has net operating loss carryforwards for income tax purposes that expire as follows:

2033	$4,940,000
2034	753,000
$5,693,000

Adjustment to deferred tax liability

During the fiscal year ended September 30, 2017, the Company realized that in the consolidated financial statements for the fiscal year ended September 30, 2016 filed with the SEC, the Company incorrectly included approximately $1.4 million of deferred tax liabilities on Indco's books in the purchase price allocation. The result is that both goodwill and the deferred tax liability should have been approximately $1.4 million lower. The Company debited the deferred tax liability and credited goodwill for approximately $1.4 million to correct the error during the year ended September 30, 2017. Since the deferred tax liability is netted against the deferred tax asset on the consolidated statement of financial condition, the approximately $1.4 million adjustment represents an equal adjustment to two line items (goodwill and deferred income taxes) solely on the asset side of the balance sheet. Therefore, the adjustment had no effect on total assets, no effect on total stockholders' equity and no effect on its operating results. In accordance with the SEC's Staff Accounting Bulletin No. 99 ("SAB 99"), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting periods affected. Therefore, as permitted by SAB 99, the Company corrected, in the current filing, the consolidated statement of financial condition as of September 30, 2017.

12	PROFIT SHARING AND 401(k) PLANS

The Company maintains separate non-contributory profit sharing plans and contributory 401(k) plans covering substantially all full-time employees under each segment.

The Janel Group 401(k) plan provides for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 50% of the participant's first 6% of contributions. The expense charged to operations for the years ended September 30, 2017 and 2016 aggregated approximately $85,000 and $82,000, respectively.

Indco's 401(k) plan, as amended, provides that employees who have reached the age of 21 are eligible to participate in the plan after one year of service. Under the plan, eligible employees may elect to defer their compensation within plan guidelines. Indco contributions to the plan may be made up of the following:

•	Indco may make a matching contribution of up to 4% for the employee's elective deferral.
•	Indco may make a discretionary profit sharing contribution to the plan.
•
Indco may make a qualified non-elective contribution to the plan. The amount of the qualified non-elective contribution is 3% of the employee's pay for the portion of the plan year (s)he is an active participant.

The expense charged to operations for the year ended September 30, 2017 was $72,000. The expense charged to operations for the seven months ended September 30, 2016 was $39,000.

13	BUSINESS SEGMENT INFORMATION

As of March 2016, the Company operated in two reportable segments (Global Logistics Services and Manufacturing) supported by a corporate group which conducts activities that are non-segment specific. The following tables present selected financial information about the Company's reportable segments for the years ended September 30, 2017 and 2016. The 2016 figures presented for the Manufacturing segment are reflective of seven months' operating activity and ownership by Janel:

For the year ended September 30, 2017	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$77,773,597	$69,489,876	$8,283,721	$-
Forwarding expenses and cost of revenues	59,748,510	56,041,841	3,706,669	-
Gross margin	18,025,087	13,448,035	4,577,052	-
Selling, general and administrative	15,179,359	10,847,497	2,539,009	1,792,853
Amortization of intangible assets	765,996	-	-	765,996
Income (loss) from operations	2,079,732	2,600,538	2,038,043	(2,558,849)
Interest expense	789,581	512,379	277,202	-
Identifiable assets	37,897,473	14,606,278	1,914,910	21,376,285
Capital expenditures	218,363	22,792	195,571	-

For the year ended September 30, 2016	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$75,336,803	$70,596,132	$4,740,671	$-
Forwarding expenses and cost of revenues	59,539,143	57,447,117	2,092,026	-
Gross margin	15,797,660	13,149,015	2,648,645	-
Selling, general and administrative	13,156,087	10,747,590	1,432,788	975,709
Amortization of intangible assets	594,581	-	5,833	588,748
Income (loss) from operations	2,046,992	2,401,425	1,210,024	(1,564,457)
Interest expense	674,577	505,175	169,402	-
Identifiable assets	35,958,057	12,555,942	1,740,395	21,661,720
Capital expenditures	139,467	2,905	136,562	-

14	COMMITMENTS AND CONTINGENCIES

(A)	Leases

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2017 and 2016 was approximately $614,000 and $573,000, respectively.

Future minimum lease commitments (excluding renewal options) under non-cancellable leases are as follows:

Year ended September 30,	2018	$554,000
	2019	$537,000
	2020	$248,000
	2021	$45,000

(B)	Employment Agreements

The Company has various employment agreements, including employment agreements with the previous owner of Alpha/PCL and key management members of Indco.

15	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

The Company's assets that are exposed to concentrations of credit risk consist primarily of cash and receivables from customers. The Company places its cash with financial institutions that have high credit ratings. The receivables from clients are spread over many customers. The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of its customers' financial condition.

(C)	Legal Proceedings

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicated with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

(D)	Concentration of Customers

Sales to one major customer were approximately 12% for the year ended September 30, 2017 and sales to one major customer were approximately 10% for the year ended September 30, 2016. Amounts due from these customers aggregated to approximately $1,099,845 and $813,000 at September 30, 2017 and 2016, respectively.

16	SUBSEQUENT EVENTS

On October 17, 2017, subsequent to the end of fiscal 2017, the Janel Group subsidiaries (collectively "Janel Group Borrowers"), with Janel Corporation as a guarantor, entered into a Loan and Security Agreement (the "Santander Loan Agreement") with Santander Bank, N.A. ("Santander") with respect to a revolving line of credit facility (the "Santander Facility"). See Note 5(B) for additional information.

EXHIBIT INDEX

Exhibit No.	Description
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101
Interactive data files providing financial information from the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, September 30, 2017 and September 30, 2016, (ii) Consolidated Statements of Operations for the years ended September 30, 2017 and 2016, (iii) Consolidated Statements of Stockholders' Equity for the years ended September 30, 2017 and 2016 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements