Form 10-K/A
period 2017-09-30
JANEL CORP
filed 2018-04-30
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K of Janel Corporation (the "Company") for the fiscal years ended September 30, 2017 and September 30, 2016, as originally filed with the Securities and Exchange Commission (the "SEC") on December 27, 2017 (the "Original Filing").

As previously disclosed in Form 8-K filed on February 14, 2018 and described in more detail below and in Note 1 of the Notes to Consolidated Financial Statements, we determined that we had improperly accounted for certain items. As a result of the aggregate effect of these errors and other individually immaterial errors, the audit committee of our board of directors determined that our financial statements for the fiscal years ended September 30, 2017 and September 30, 2016 and the fiscal quarters ended March 31, 2016, June 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017 could no longer be relied upon and should be restated. To correct the errors described above and in Note 1 of the Notes to Consolidated Financial Statements, we are amending the Original Filing to provide restated consolidated financial statements as of and for the fiscal years ended September 30, 2017 and September 30, 2016 and to amend related disclosures. This Amendment No. 1 also includes the impact of such adjustments on the unaudited quarterly financial information for each of the fiscal quarters ended March 31, 2016, June 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017 in Note 16 —Quarterly Financial Data (Unaudited) of the Notes to Consolidated Financial Statements included herein.

As previously disclosed, we identified an error in accounting for goodwill and deferred tax liabilities relating to the Company's March 21, 2016 acquisition of Indco, Inc., a majority-owned subsidiary of the Company, and other income tax matters, including the income tax provision and related tax assets and liabilities in the consolidated statements of operations for the years ended September 30, 2017 and September 30, 2016.

The Company also identified errors related to the accounting of non-controlling interest related to the Indco, Inc., acquisition as well as the accounting for the Company's outstanding redeemable Series C Cumulative Preferred Stock. In addition, the Company found errors related to stock options, expenses related to discontinued operations and the improper netting of accounts receivable and payables.

Management has determined that there was a deficiency in the Company's internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at September 30, 2017. For a description of the additional material weakness in the Company's internal control over financial reporting identified by management as a result of the identification of the accounting errors and management's plan to remediate this material weakness, see Part II — Item 9A (Controls and Procedures).

For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Part I - Item 1A – Risk Factors

•	Part I - Item 6 – Selected Financial Data

•	Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 8 - Financial Statements and Supplementary Data

•	Part II - Item 9A - Controls and Procedures

•	Part IV - Exhibits

In addition, as required by Rule 12b-15, the Company's principal executive officer, who also serves as the Company's principal financial officer, is providing new currently dated certifications. Accordingly, the Company hereby amends Part IV - Item 15 in the Original Filing to reflect the filing of the new certifications, as well as various exhibits related to XBRL.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events and any forward-looking statements represent management's views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. Accordingly, this Amendment No.1 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As disclosed in Part II--Item 9A of this Amendment No. 1, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see Part II – Item 9 of this Amendment No. 1. In addition, if we identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our share price. Although we believe that we are taking appropriate action to remediate the control deficiency, if we are unable to effectively remediate this material weakness or are otherwise unable to maintain adequate internal control over financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and the market price of our common shares through loss of public and investor confidence, as well as subject us to legal and regulatory action.

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

Five-Year Financial Summary
in thousands, except per share data
(Fiscal years ended September 30,)

	2017 (Restated)	2016 (Restated)	2015	2014	2013
Summary of Operations:
Revenue	$77,774	$75,337	$74,740	$47,940	$44,745
Income (Loss) from Operations	$2,105	$2,158	$1,538	$(97)	$(188)
Amortization	$766	$595	$306	$12	-
EBITA (a)	$2,871	$2,753	$1,844	$(85)	$(188)
Financial Position at Year-End:
Cash	$988	$965	$943	$665	$626
Total debt (b)	$10,499	$12,943	$7,398	$5,336	$1,431
Net Income Available to Common Stockholders:	$210	$2,986	$398	$(362)	$(2,173)
Per Common Share:
Net (loss) earnings:
Basic	$0.37	$5.20	$0.71	$(0.67)	$(5.04)
Diluted	$0.26	$4.77	$0.67	$(0.67)	$(5.04)
Weighted Average Common Shares Outstanding:
Basic	564	574	559	542	432
Diluted	810	626	592	574	464
Stockholders' Equity:	$11,227	$3,829	$3,474	$2,949	$(179)

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

The following table sets forth a reconciliation of Income (Loss) from Operations to EBITA:

Financial Summary
in thousands
(Fiscal years ended September 30,)
	2017	2016	2015	2014	2013
	(Restated)	(Restated)
Income (Loss) from Operations	$2,105	$2,158	$1,538	$(97)	$(188)
Addback: Amortization	$766	$595	$306	$12	-
EBITA	$2,871	$2,753	$1,844	$(85)	$(188)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
in thousands (Restated)
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

Income from Continuing Operations before Income Taxes

Janel Group earned income from continuing operations before income taxes of $2,088,159 for fiscal 2017, as compared to $1,896,251 for fiscal 2016. This is an increase of $191,908, or 10.1%. The increase primarily is due to the benefit of allocating some administrative expenses to the corporate group and cost efficiencies across Janel Group, offset by expenses associated with the integration of the Byrnes acquisition into Janel Group.

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

Financial Summary
in thousands (Restated)
(Fiscal years ended September 30,)

	2017	2016 (a)
Revenue	$8,284	$4,741
Gross Profit	$4,577	$2,649
Gross Profit Margin	55.3%	55.9%
EBITA (a)	$2,063	$1,327

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

Selling, General and Administrative Expenses (Restated)

Selling, general and administrative expenses for the Manufacturing segment was $2,514,097 and $1,322,007 for fiscal 2017 and 2016, respectively.

EBITA (Restated)

EBITA for fiscal 2017 was $2,062,955 and $1,326,638 in fiscal 2016. See "Non-GAAP Financial Measures – EBITA" in Item 6. Selected Financial Data for additional information.

Income from Operations before Income Taxes (Restated)

Indco earned $2,062,955 and $1,320,805 in income from operations before income taxes for fiscal 2017 and 2016, respectively.

Results of Operations – Janel Corporation – Years ended September 30, 2017 and 2016

Three-Year Financial Summary
in thousands
(Fiscal years ended September 30,)

	2017 (Restated)	2016 (Restated)	2015 (a)
Revenue	$77,774	$75,337	$74,740
Income from Operations	$2,105	$2,158	$1,538
EBITA	$2,871	$2,752	$1,844
Amortization	$(766)	$(595)	$(306)
Interest Expense	$(790)	$(675)	$(505)
Income Taxes	$(493)	$2,100	$(150)
Net Income from Continuing Operations	$875	$3,583	$884
Less: Loss from Discontinued Operations	$(147)	$(202)	$(244)
Less: Preferred Stock Dividends	$(517)	$(395)	$(242)
Net Income Available to Common Shareholders	$210	$2,986	$398
Share Count	564	574	574
EPS Basic	$0.37	$5.20	$0.67

(a)	The corporate group was not accounted for separately until fiscal 2016.

Revenue

On a consolidated basis, the Company earned revenue of $77,773,597 in fiscal 2017, as compared to $75,336,803 in fiscal 2016. The increase of $2,436,794, or 3.23%, was the result of the full-year impact of Indco revenue, offset by slightly lower revenue in the Global Logistics Services segment.

EBITA (Restated)

On a consolidated basis, the Company earned EBITA of $2,870,640 in fiscal 2017, as compared to $2,752,354 in fiscal 2016. This is an increase of $118,286 or 4.30%, and mainly is the result of the full-year impact of the Indco acquisition, offset by increases in corporate expenses due to increased corporate development and stock-based compensation expense, an investment in the integration of the Byrnes acquisition and a slight organic decline in our base global logistics services business. See "Non-GAAP Financial Measures – EBITA" in Item 6. Selected Financial Data for additional information.

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

Income Taxes (Restated)

On a consolidated basis, the Company recorded an income tax provision of $493,173 in fiscal 2017, as compared to a tax benefit of $2,100,367 in fiscal 2016. In 2016, a deferred tax asset was established to reflect a Net Operating Loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability. The amount of net income attributable to this tax asset establishment in fiscal 2016 was $2,524,415.

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

Preferred Stock Dividends

Preferred stock dividends include $15,000 in annual dividends, paid quarterly, on the Company's Preferred Series A shares and dividends accrued but not paid on the Company's Series C Cumulative Preferred Stock (the "Series C Stock"). In fiscal 2017 and 2016, preferred stock dividends were $517,214 and $395,189, respectively. The increase of $122,025, or 30.9%, is the result of the full-year impact of dividends on additional Preferred C shares issued in connection with the Indco acquisition. See Note 8A.

Net Income (Restated)

Net income available to common shareholders was $210,145, or $0.26 per diluted share, for fiscal 2017 and $2,986,035, or $4.77 per diluted share, for fiscal 2016. The decrease primarily is due to the establishment of the deferred tax asset in 2016 and the full-year impact of amortization, interest and preferred stock dividend expenses associated with the Indco acquisition, offset by lower discontinued operations expenses in fiscal 2017.

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

As of September 30, 2017, and compared with the prior fiscal year, the Company's cash and cash equivalents increased by $22,733, or 0.2%, to $987,848 from $965,115. During the fiscal year ended September 30, 2017, Janel's net working capital deficiency (current assets minus current liabilities) increased by $2,339,204, from ($4,525,786) at September 30, 2016, to ($6,684,990) at September 30, 2017. This increase is considered nominal, representing relatively stable collections from customers and payments of vendors in 2017 and 2016.

Cash flows from continuing operating activities

Net cash provided by continuing operating activities for fiscal 2017 and 2016 was $3,936,727 and $1,264,046, respectively. The increase in cash provided by continuing operations in fiscal 2017 was driven principally by operating income and an increase in accounts payable.

Cash flows from discontinued operating activities

Net cash used in discontinued operating activities was $72,983 and $202,340 for fiscal 2017 and 2016, respectively. The net cash used in both periods is related to legal fees and settlements.

Cash flows from investing activities

Net cash used for investing activities, mainly the acquisition of subsidiaries, was $202,377 for fiscal 2017 and $10,860,149 for fiscal 2016. The fiscal 2017 amount is associated with the April 2017 Byrnes acquisition, and the fiscal 2016 amount is associated with the March 2016 Indco acquisition.

Cash flows from financing activities

Net cash (used in) provided by financing activities was ($3,564,284) for fiscal 2017 and $9,820,810 for fiscal 2016. Net cash used in financing activities in fiscal 2017 primarily includes repayment of outstanding debt, the second of three earnout payments associated with the Alpha/PCL acquisition and a treasury share repurchase in March 2017. Net cash provided by financing activities in fiscal 2016 primarily includes debt issued in conjunction with the Indco acquisition as well as the sale of Series C Stock.

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

Manufacturing

First Merchants Bank Facility

On March 21, 2016, Indco executed a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank ("First Merchants") with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the "First Merchants Facility"). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco's cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco's cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco's obligations under the First Merchants Facility are secured by all of Indco's assets and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a "maximum total funded debt to EBITDA ratio" and maintain a "minimum fixed charge covenant ratio," both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement, unless renewed.

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

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer, who is the Company's principal executive officer and principal financial officer, has evaluated this system of disclosure controls and procedures as of the end of the period covered by this Annual Report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2017. Subsequent to that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of the subsequently-discovered material weakness in our internal control over financial reporting described below. Accordingly, management is restating its conclusions in this Amendment No. 1.

Management's Annual Report on Internal Control over Financial Reporting

Company management, including the Chief Executive Officer, who is the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013) ("COSO 2013").

In connection with the preparation of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2017, Management identified the following material weaknesses as of September 30, 2017:

•
We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. GAAP necessary to support our operations; and

•	We did not apply the appropriate level of review and oversight in the accounting for and disclosure of significant, infrequently occurring transactions such as for business combinations.

As a result of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2017.

Our management performed analyses, substantive procedures, and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Amendment No. 1 as of September 30, 2017 and September 30, 2016, and for the years ended September 30, 2017 and September 30, 2016, are fairly presented, in all material respects, and in conformity with U.S. GAAP.

Remediation Plan

Our management has been actively engaged in remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance our overall control environment.

In an effort to remediate these material weaknesses, the Company has undertaken the following steps:

•	the appointment of a new corporate controller;

•	engagement of external advisors to supplement the staff charged with compiling and filing our U.S. GAAP results;

•	implementation of organizational structure changes that better integrate the tax accounting and finance functions, as well as a formalized review process;

•	enhancement of our processes and procedures for determining, documenting and calculating our income tax provision;

•	increasing the level of certain tax review activities throughout the year and during the financial statement close process; and

•	enhancing the procedures and documentation requirements, including related training, surrounding the evaluation and recording of complex and/or non-routine transactions, such as business combinations.

Our management believes that the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation plan described above.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those controls determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our executive management team, together with our board of directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identified material weakness regarding personnel and oversight of significant, infrequently occurring transactions.

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

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on the Company's website at www.janelcorp.com . The Company intends to disclose any future amendments to, or waivers from, the code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

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
10.2
Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 2, 2014, File No. 333-60608)

10.3
First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 16, 2014, File No. 333-60608)

10.4
Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 30, 2014, File No. 333-60608)

10.5
Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 15, 2014, File No. 333-60608)

10.6
Fourth Amendment to the Loan and Security Agreement and Demand Secured Promissory Note, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)

10.7
Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 20, 2015, File No. 333-60608)

10.8
Credit Agreement, effective as of February 29, 2016, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.9
Term Loan Promissory Note, effective as of February 29, 2016, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.10
Revolving Loan Promissory Note, effective as of February 29, 2016, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.11
Security Agreement, effective as of February 29, 2016, made by Indco and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.12
Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 25, 2016, File No. 333-60608)

10.13
Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 333-60608)

10.14	Janel Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 333-60608)
10.15
Restricted Stock Award Agreement between Janel Corporation and Gerard van Kesteren dated May 12, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 5, 2017, File No. 333-60608)

10.16
Loan and Security Agreement, effective as of October 17, 2017, by and between Janel Corporation, Janel Group, Inc., PCL Transport, LLC, Janel Alpha GP, LLC, W.J. Byrnes & Co., Liberty International, Inc., and The Janel Group of Georgia, Inc., and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2017, File No. 333-60608)

10.17
Revolving Credit Note, effective as of October 17, 2017 payable to Santander Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 17, 2017, File No. 333-60608)

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

JANEL CORPORATION

Date: April 30, 2018	By:	/s/ Brendan J. Killackey

Brendan J. Killackey
President and Chief Executive Officer

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598
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

As discussed in Note 1 to the consolidated financial statements, the fiscal years ended September 30, 2017 and 2016 financial statements have been restated due to the correction of errors. Our opinion is not modified with respect to this matter.

/s/ Paritz & Company, P.A

Hackensack, New Jersey

December 27, 2017, except for the effects of the restatement discussed in Note 1 which is as of April 30, 2018.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
	As Restated	As Restated
Assets
CURRENT ASSETS
Cash and cash equivalents	$987,848	$965,115
Accounts receivable, net of allowance for doubtful accounts of $169,000 and $230,000	14,983,100	13,058,929
Inventory	349,813	356,875
Prepaid expenses and sundry current assets	324,745	233,716
Total current assets	16,645,506	14,614,635
PROPERTY AND EQUIPMENT, NET	392,827	287,391
OTHER ASSETS
Intangible assets, net	11,848,598	12,373,266
Goodwill	9,745,191	9,086,810
Deferred income taxes	-	110,396
Security deposits	115,493	99,658
Total other assets	21,709,282	21,670,130
Total assets	$38,747,615	$36,572,156
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank	$6,138,537	$6,498,403
Note payable - related party	500,000	500,000
Accounts payable - trade	13,325,689	10,003,376
Accrued expenses and other current liabilities	1,572,124	1,267,982
Dividends payable	1,125,291	13,512
Current portion of long-term debt	857,148	857,148
Total current liabilities	23,518,789	19,140,421
OTHER LIABILTIES
LONG-TERM DEBT
Long-term debt	3,003,392	4,616,540
Long-term debt - related party net of imputed interest	-	471,108
Mandatorily redeemable non-controlling interest	671,110	723,912
Deferred income taxes	257,072	-
Deferred compensation	78,568	78,568
Total other liabilities	4,010,142	5,890,128
Total liabilities	$27,528,931	$25,030,549

Commitments

Preferred Stock Series C $0.001 par value, 14,205 shares at remption value	$-	7,712,258

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20	20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1	1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued, and 553,951 and 573,951 shares outstanding as of September 30, 2017 and 2016, respectively	574	574
Paid-in capital	12,312,054	5,410,093
Treasury stock, at cost, 20,000 shares as of September 30, 2017	(240,000)	-
Accumulated deficit	(853,980)	(1,581,339)
Total stockholders' equity	11,218,684	3,829,349
Total liabilities and stockholders' equity	$38,747,615	$36,572,156

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

2.1 - Janel Corporation Consolidated Income Statement	September 30,
	2017	2016
	As Restated	As Restated

REVENUES
Global logistic services	$69,489,876	$70,596,132
Manufacturing	8,283,721	4,740,671
TOTAL REVENUES	77,773,597	75,336,803
COST AND EXPENSES:
Forwarding expenses	56,041,841	57,447,117
Cost of revenues - manufacturing	3,706,669	2,092,026
Selling, general and administrative	15,154,447	13,045,306
Amortization of intangible assets	765,996	594,581
TOTAL COSTS AND EXPENSES	75,668,953	73,179,030

INCOME FROM OPERATIONS	2,104,644	2,157,773
OTHER ITEMS Income (Expense):
Interest expense net of interest income	(789,581)	(674,576)
Change in fair value of mandatorily redeemable non-controlling interest	52,802
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,367,865	1,483,197
Income tax (expense) benefit	(493,173)	2,100,367
NET INCOME FROM CONTINUING OPERATIONS	874,692	3,583,564
Loss from discontinued operations, net of tax	(147,333)	(202,340)
NET INCOME	727,359	3,381,224
Preferred stock dividends	(517,214)	(395,189)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$210,145	$2,986,035

Income per share from continuing operations attributable to common stockholders:
Basic	$1.55	$6.24
Diluted	$1.08	$5.72
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.26)	$(0.35)
Diluted	$(0.18)	$(0.32)
Net income per share attributable to common stockholders:
Basic	$0.37	$5.20
Diluted	$0.26	$4.77
Basic - weighted average number of shares outstanding	563,951	573,951
Diluted - weighted average number of shares outstanding	810,413	625,997

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Restated)

	PREFERRED STOCK		COMMON STOCK		PAID-IN	TREASURY STOCK		ACCUMULATED		NON-CONTROLLING	TOTAL
	SHARES	$	SHARES	$	CAPITAL	SHARES	$	DEFICIT	TOTAL	INTERESTS	EQUITY
Balance - September 30, 2015	26,771	$27	573,951	$574	$8,435,667	-	$-	$(4,962,563)	$3,473,705	$-	$3,473,705
Preferred stock Adjustment (Restated)		(15)			(7,102,678)				(7,102,693)		(7,102,693)
Acquisition of non-controlling interest (Restated)	-	-	-	-	-	-	-	-	-	-	-
Net income (loss) (Restated)	-	-	-	-	-	-	-	3,381,224	3,381,224	-	3,381,224
Dividends to preferred stockholders	-	-	-	-	(395,189)	-	-	-	(395,189)	-	(395,189)
Stock based compensation (Restated)	-	-	-	-	119,639	-	-	-	119,639	-	119,639
Preferred stock issuance	8,705	$9	-	-	4,352,654	-	-	-	4,352,663	-	4,352,663
Balance - September 30, 2016 (Restated)	35,476	$21	573,951	$574	$5,410,093	-	$-	$(1,581,399)	$3,829,349	$-	$3,829,349
Preferred stock Adjustment (Restated)	-	15	-	-	7,102,678	-	-	-	7,102,693		7,102,693
Net income (Restated)	-	-	-	-	-	-	-	727,359	727,359	-	727,359
Dividends to preferred stockholders	-	-	-	-	(517,214)	-	-	-	(517,214)	-	(517,214)
Stock based compensation (Restated)	-	-	-	-	316,497	-	-	-	316,497	-	316,497
Treasury stock acquired	-	-	-	-	-	20,000	(240,000)	-	(240,000)	-	(240,000)
Balance - September 30, 2017 (Restated)	35,476	$36	573,951	$574	$12,312,054	20,000	$(240,000)	$(853,980)	$11,218,684	$-	$11,218,684

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2017	2016
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$727,359	$3,381,224
Plus (loss) from discontinued operations	147,333	202,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	193,032	4,156
Depreciation	112,927	84,618
Deferred income tax	367,468	(2,205,703)
Amortization of intangible assets	765,996	594,581
Amortization of imputed interest	28,892	56,309
Amortization of loan costs	10,000	-
Change in fair value of mandatorily redeemable non-controlling interest	(52,802)
Stock based compensation	316,497	119,639
Changes in operating assets and liabilities:
Accounts receivable	(1,818,400)	642,393
Inventory	7,062	15,337
Prepaid expenses and sundry current assets	(91,029)	76,325
Accounts payable and accrued expenses	3,148,601	(1,710,773)
Security deposits	(559)	3,600
NET CASH PROVIDED BY CONTINUING OPERATIONS	3,862,377	1,264,046
NET CASH USED IN DISCONTINUED OPERATIONS	(72,983)	(202,340)
	3,789,394	1,061,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(218,363)	(139,467)
Cash acquired from acquisition	115,986	-
Acquisition of subsidiary	(100,000)	(10,720,682)
NET CASH USED IN INVESTING ACTIVITIES	(202,377)	(10,860,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,000)	(15,000)
Proceeds (payments) from bank loans	(1,623,148)	6,033,147
Proceeds from sale of additional Preferred Series C	-	4,352,663
Repayment of notes payable	(584,864)	-
Repayment of notes payable - related party	(500,000)	(500,000)
Preferred stock series C reclassification	(601,272)	-
Treasury stock acquisition	(240,000)	-
Loan cost	-	(50,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,564,284)	9,820,810
INCREASE IN CASH AND CASH EQUIVALENTS	22,733	22,367
CASH AND CASH EQUIVALENTS, beginning of year	965,115	942,748
CASH AND CASH EQUIVALENTS, end of year	$987,848	$965,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$754,454	$594,012
Income taxes	$167,661	$114,207
Non-cash financing activities:
Dividends declared to preferred stockholders	$502,214	$380,189
Intangible assets acquired	$898,391	$12,102,838

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, which is majority 91.65% owned with a non-controlling interest held by existing Indco management. The Indco non-controlling interest is mandatorily redeemable in certain circumstances and is recorded as a liability, see Note 2. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Restatement of Consolidated Financial Statements

On February 14, 2018, the Company's audit committee of the board of directors, after consultation with management and the Company's predecessor auditors, concluded that the Company's financial statements for the years ended September 30, 2016 and 2017 as well as the quarters ended March 31, 2016, June 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017 should be restated because the financial statements did not properly account for the following items:

•
Accounting for Indco business acquisition – The Company determined it did not properly apply ASC 805 in its initial accounting for the Indco acquisition, which was completed on March 21, 2016. The Company incorrectly accounted for the acquisition as an asset purchase and not a stock purchase and therefore incorrectly accounted for deferred taxes related to the acquisition. At the date of the acquisition of Indco the Company did not record a deferred tax liability related to the amortization of acquired intangible assets. At the date of the acquisition a deferred tax liability of $2,095,307 should have been established for the differences related to intangible assets for which amortization is not deductible for tax purposes but is amortized for book purposes. In addition, there was an error for an incorrect deferred tax liability of $1,355,963 carried over from Indco's books in the initial purchase price allocation. The $1,355,963 represented the closing balance sheet deferred tax liability position of Indco as of the acquisition date; however, no measures were taken to incorporate the step-up in intangible assets for book purposes or the existing tax basis in the existing intangible assets of Indco resulting in an error. The result of these errors is goodwill increased by a net of $739,344 and the deferred tax liability should have been $739,344 higher at the acquisition date subject to further adjustment for mandatorily redeemable non-controlling interest noted below.

During fiscal year ended September 30, 2017, the Company made a determination that the Company incorrectly included $1,355,963 of deferred tax liabilities on Indco's books in the purchase price allocation that was recorded in error on the acquisition date.  As a result, goodwill and the deferred tax liability were adjusted $1,355,963 lower during the fourth quarter ended September 30, 2017. As noted above the Company should have recorded an initial deferred tax liability of $2,095,307 on the acquisition date with an initial goodwill value of $4,402,838 related to the transaction. As a result, the fiscal year ended September 30, 2017 deferred tax liability and corresponding goodwill relating to Indco's opening balance sheet was $2,095,307 lower than it should have been, before consideration of the amortization of book and tax (pre-acquisition goodwill) for intangible assets dating back to the date of the acquisition that have now been incorporated into the restated financial statements.

In addition, the Indco mandatorily redeemable non-controlling interest balance was incorrectly valued as part of the purchase price allocation. The initial recorded value of mandatorily redeemable non-controlling interest was $918,248 on the acquisition date. The Company subsequently corrected this error to include debt at closing which resulted in a correct mandatorily redeemable non-controlling interest of $723,912 on acquisition date. The difference in the original amount and corrected amount resulted in a reduction in the goodwill balance of $194,336. Lastly, the Company incorrectly recorded the purchase price of the Indco acquisition as $11,000,000 rather than the actual consideration of $11,098,335, and as a result the Company increased goodwill by $98,325.

The acquisition of Indco resulted in a mandatorily redeemable non-controlling interest. Company incorrectly accounted for the mandatorily redeemable non-controlling interest as a component of equity instead of a liability in accordance with ASC 480. The mandatorily redeemable non-controlling interest holders have redemption rights and can require the Company to repurchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. Twenty percent of the 8.45% mandatorily redeemable non-controlling interest will be subject to purchase by the Company at the option of the holder beginning on the third anniversary of the date of the Indco acquisition. As a result of these repurchase features the mandatorily redeemable non-controlling interest is considered to be mandatorily redeemable and therefore should be accounted for as a liability in accordance with ASC 480.

The total impact of the proper application of ASC 805 and ASC 480 for the Indco acquisition as of September 30, 2016 are increases in goodwill of $643,333 and deferred tax liabilities of $734,581 and a decrease in mandatorily redeemable non-controlling interest liability of $194,336. As of the September 30, 2017, the total impact of the proper application of ASC 805 and ASC 480 are increases to goodwill of $1,999,296 and deferred tax liabilities of $2,095,307 and a decrease of the mandatorily redeemable non-controlling interest of $194,336.

In each period subsequent to the acquisition of Indco, mandatorily redeemable non-controlling interest was adjusted to remove net income attributable to non-controlling interest in the amount of $108,084 and $82,978 for the years ended September 30, 2017 and 2016, respectively, as well as the change in fair value of mandatorily redeemable non-controlling interest of $52,802 for the year ended September 30, 2017.

•
Reclassification of Contingently Redeemable Series C Cumulative Preferred Stock to temporary equity – The Company determined that it did not properly apply ASC 480-10-S99-3A in classifying contingently redeemable Series C Cumulative Preferred Stock (the "Series C Stock"). The Series C Stock provides the holders limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events. The contingently redeemable Series C Stock should be classified in the Company's balance sheet as "temporary" or mezzanine equity in accordance with ASC 480.

The impact of the proper application of ASC 480 is a reclassification of $7,712,258, which included $609,565 of accrued and unpaid dividends, from "permanent" equity to "temporary" or mezzanine equity at September 30, 2016. On May 12, 2017 the Company amended the terms of the Series C Stock which removed the repurchase features resulting in the Series C Stock being accounted for as a component of permanent equity which the Company properly reported as of September 30, 2017.

•
Other adjustments – The Company also identified and made corrections for certain other accounting matters affecting the Company's previous financial statements. These include (i) corrections for stock-based compensation expense for units not properly granted, (ii) corrections related to the incorrect netting of accounts receivables related to work in process for duties and freight which was previously netted against trade payable, (iii) reclassified expenses related to discontinued operations improperly included in selling, general and administrative expenses, and (iv) accounting for income taxes related to permanent and temporary differences.

The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the year ended September 30, 2017 and September 30, 2016:

	September 30, 2017
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$987,848		$987,848
Accounts receivable, net of allowance for doubtful accounts of $169,000	14,350,462	632,638	14,983,100
Inventory	349,813		349,813
Prepaid expenses and sundry current assets	324,745		324,745
Total current assets	16,012,868	632,638	16,645,506
PROPERTY AND EQUIPMENT, NET	392,827		392,827
OTHER ASSETS
Intangible assets, net	11,848,598		11,848,598
Goodwill	7,745,895	1,999,296	9,745,191
Deferred income taxes	1,781,792	(1,781,792)	-
Security deposits	115,493		115,493
Total other assets	21,491,778	217,504	21,709,282
Total assets	$37,897,473	$850,142	$38,747,615
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank	$6,138,537		$6,138,537
Note payable - related party	500,000		500,000
Accounts payable - trade	12,693,051	632,638	13,325,689
Accrued expenses and other current liabilities	1,532,845	39,279	1,572,124
Dividends payable	1,125,291		1,125,291
Current portion of long-term debt	857,148		857,148
Total current liabilities	22,846,872	671,917	23,518,789
OTHER LIABILTIES
LONG-TERM DEBT
Long-term debt	3,003,392		3,003,392
Mandatorily redeemable non-controlling interest		671,110	671,110
Deferred income taxes		257,072	257,072
Deferred compensation	78,568		78,568
Total other liabilities	3,081,960	928,182	4,010,142
Total liabilities	$25,928,832	$1,600,099	$27,528,931

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15		15
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued, and 553,951 and 573,951 shares outstanding as of September 30, 2017 and 2016, respectively	574		574
Paid-in capital	12,349,422	(37,368)	12,312,054
Treasury stock, at cost, 20,000 shares as of September 30, 2017	(240,000)		(240,000)
Accumulated deficit	(1,250,701)	396,721	(853,980)
Total Janel Corporation stockholders' equity	10,859,331	359,353	11,218,684
Non-controlling interest	1,109,310	(1,109,310)	-
Total stockholders' equity	11,968,641	(749,957)	11,218,684
Total liabilities and stockholders' equity	$37,897,473	$850,142	$38,747,615

	September 30, 2017
	As Reported	Adjustments	As Restated

REVENUES
Global logistic services	$69,489,876		$69,489,876
Manufacturing	8,283,721		8,283,721
TOTAL REVENUES	77,773,597	-	77,773,597
COST AND EXPENSES:
Forwarding expenses	56,041,841		56,041,841
Cost of revenues - manufacturing	3,706,669		3,706,669
Selling, general and administrative	15,179,359	(24,912)	15,154,447
Amortization of intangible assets	765,996		765,996
TOTAL COSTS AND EXPENSES	75,693,865	(24,912)	75,668,953

INCOME FROM OPERATIONS	2,079,732	24,912	2,104,644
OTHER ITEMS Income (Expense):
Interest expense net of interest income	(789,581)		(789,581)
Change in fair value of mandatorily redeemable non-controlling interest		52,802	52,802
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,290,151	77,714	1,367,865
Income tax (expense) benefit	(518,630)	25,457	(493,173)
NET INCOME FROM CONTINUING OPERATIONS	771,521	103,171	874,692
Loss from discontinued operations, net of tax	(147,333)		(147,333)
NET INCOME	624,188	103,171	727,359
Less: net income attributable to non-controlling interests	(108,084)	108,084	-
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION STOCK HOLDERS	516,104	211,255	727,359
Preferred stock dividends	(517,214)		(517,214)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$(1,110)	$211,255	$210,145

Income per share from continuing operations attributable to common stockholders:
Basic	$1.37	$0.18	$1.55
Diluted	$0.95	$0.13	$1.08
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.26)	$-	$(0.26)
Diluted	$(0.18)	-	$(0.18)
Net income per share attributable to common stockholders:
Basic	$(0.00)	$0.37	$0.37
Diluted	$(0.00)	$0.26	$0.26
Basic - weighted average number of shares outstanding	563,951		563,951
Diluted - weighted average number of shares outstanding	810,413		810,413

	September 30, 2017
	As Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15		15
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued, and 553,951 and 573,951 shares outstanding as of September 30, 2017 and 2016, respectively	574		574
Paid-in capital	12,349,422	(37,368)	12,312,054
Treasury stock, at cost, 20,000 shares as of September 30, 2017	(240,000)		(240,000)
Accumulated deficit	(1,250,701)	396,721	(853,980)
Total Janel Corporation stockholders' equity	10,859,331	359,353	11,218,684
Non-controlling interest	1,109,310	(1,109,310)	-
Total stockholders' equity	11,968,641	(749,957)	11,218,684

	September 30, 2017
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$624,188	103,171	$727,359
Plus (loss) from discontinued operations	147,333		147,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	193,032		193,032
Depreciation	112,927		112,927
Deferred income tax	419,148	(51,680)	367,468
Amortization of intangible assets	765,996		765,996
Amortization of imputed interest	28,892		28,892
Amortization of loan costs	10,000		10,000
Change in fair value of mandatorily redeemable non-controlling interest	-	(52,802)	(52,802)
Stock based compensation	341,409	(24,912)	316,497
Changes in operating assets and liabilities:
Accounts receivable	(1,891,109)	72,709	(1,818,400)
Inventory	7,062		7,062
Prepaid expenses and sundry current assets	(91,029)		(91,029)
Accounts payable and accrued expenses	2,593,815	554,786	3,148,601
Security deposits	(559)		(559)
NET CASH PROVIDED BY CONTINUING OPERATIONS	3,261,105	601,272	3,862,377
NET CASH USED IN DISCONTINUED OPERATIONS	(72,983)		(72,983)
	3,188,122	601,272	3,789,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(218,363)		(218,363)
Cash acquired from acquisition	115,986		115,986
Acquisition of subsidiary	(100,000)		(100,000)
NET CASH USED IN INVESTING ACTIVITIES	(202,377)	-	(202,377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,000)		(15,000)
Proceeds (payments) from bank loans	(1,623,148)		(1,623,148)
Repayment of notes payable	(584,864)		(584,864)
Repayment of notes payable - related party	(500,000)		(500,000)
Preferred stock series C reclassification	-	(601,272)	(601,272)
Treasury stock acquisition	(240,000)		(240,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,963,012)	(601,272)	(3,564,284)
INCREASE IN CASH AND CASH EQUIVALENTS	22,733	-	22,733
CASH AND CASH EQUIVALENTS, beginning of year	965,115		965,115
CASH AND CASH EQUIVALENTS, end of year	$987,848	$-	$987,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$754,454		$754,454
Income taxes	$167,661		$167,661
Non-cash financing activities:
Dividends declared to preferred stockholders	$502,214		$502,214
Intangible assets acquired	$898,391		$898,391

	September 30, 2016
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$965,115		$965,115
Accounts receivable, net of allowance for doubtful accounts of $230,000	12,353,582	705,347	13,058,929
Inventory	356,875		356,875
Prepaid expenses and sundry current assets	233,716		233,716
Total current assets	13,909,288	705,347	14,614,635
PROPERTY AND EQUIPMENT, NET	287,391		287,391
OTHER ASSETS
Intangible assets, net	12,373,266		12,373,266
Goodwill	8,443,477	643,333	9,086,810
Deferred income taxes	844,977	(734,581)	110,396
Security deposits	99,658		99,658
Total other assets	21,761,378	(91,248)	21,670,130
Total assets	$35,958,057	$614,099	$36,572,156
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank	$6,498,403		$6,498,403
Note payable - related party	500,000		500,000
Accounts payable - trade	9,298,029	705,347	10,003,376
Accrued expenses and other current liabilities	1,254,926	13,056	1,267,982
Dividends payable	623,077	(609,565)	13,512
Current portion of long-term debt	857,148		857,148
Total current liabilities	19,031,583	108,838	19,140,421
OTHER LIABILTIES
LONG-TERM DEBT
Long-term debt	4,616,540		4,616,540
Long-term debt - related party net of imputed interest	471,108		471,108
Mandatorily redeemable non-controlling interest		723,912	723,912
Deferred compensation	78,568		78,568
Total other liabilities	5,166,216	723,912	5,890,128
Total liabilities	$24,197,799	$832,750	$25,030,549

Commitments

Preferred Stock Series C $0.001 par value, 14,205 shares at remption value		$7,712,258	7,712,258

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued, and 553,951 and 573,951 shares outstanding as of September 30, 2017 and 2016, respectively	574		574
Paid-in capital	12,525,227	(7,115,134)	5,410,093
Treasury stock, at cost, 20,000 shares as of September 30, 2017	-		-
Accumulated deficit	(1,766,805)	185,466	(1,581,339)
Total Janel Corporation stockholders' equity	10,759,032	(6,929,683)	3,829,349
Non-controlling interest	1,001,226	(1,001,226)	-
Total stockholders' equity	11,760,258	(7,930,909)	3,829,349
Total liabilities and stockholders' equity	$35,958,057	$614,099	$36,572,156

	September 30, 2016
	As Reported	Adjustments	As Restated

REVENUES
Global logistic services	$70,596,132		$70,596,132
Manufacturing	4,740,671		4,740,671
TOTAL REVENUES	75,336,803	-	75,336,803
COST AND EXPENSES:
Forwarding expenses	57,447,117		57,447,117
Cost of revenues - manufacturing	2,092,026		2,092,026
Selling, general and administrative	13,156,087	(110,781)	13,045,306
Amortization of intangible assets	594,581		594,581
TOTAL COSTS AND EXPENSES	73,289,811	(110,781)	73,179,030

INCOME FROM OPERATIONS	2,046,992	110,781	2,157,773
OTHER ITEMS:
Interest expense net of interest income	(674,576)		(674,576)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,372,416	110,781	1,483,197
Income tax (expense) benefit	2,108,660	(8,293)	2,100,367
NET INCOME FROM CONTINUING OPERATIONS	3,481,076	102,488	3,583,564
Loss from discontinued operations, net of tax	(202,340)		(202,340)
NET INCOME	3,278,736	102,488	3,381,224
Less: net income attributable to non-controlling interests	(82,978)	82,978	-
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION STOCK HOLDERS	3,195,758	185,466	3,381,224
Preferred stock dividends	(395,189)		(395,189)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$2,800,569	$185,466	$2,986,035

Income per share from continuing operations attributable to common stockholders:
Basic	$6.07	$0.18	$6.24
Diluted	$5.56	$0.16	$5.72
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.35)	$-	$(0.35)
Diluted	$(0.32)	$-	$(0.32)
Net income per share attributable to common stockholders:
Basic	$4.88	$0.32	$5.20
Diluted	$4.47	$0.30	$4.77
Basic - weighted average number of shares outstanding	573,951		573,951
Diluted - weighted average number of shares outstanding	625,997		625,997

	September 30, 2016
	As Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued, and 553,951 and 573,951 shares outstanding as of September 30, 2017 and 2016, respectively	574		574
Paid-in capital	12,525,227	(7,115,134)	5,410,093
Treasury stock, at cost, 20,000 shares as of September 30, 2017	-		-
Accumulated deficit	(1,766,805)	185,466	(1,581,339)
Total Janel Corporation stockholders' equity	10,759,032	(6,929,683)	3,829,349
Non-controlling interest	1,001,226	(1,001,226)	-
Total stockholders' equity	11,760,258	(7,930,909)	3,829,349

	September 30, 2016
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,278,736	102,488	$3,381,224
Plus (loss) from discontinued operations	202,340		202,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	4,156		4,156
Depreciation	84,618		84,618
Deferred income tax	(2,595,000)	389,297	(2,205,703)
Amortization of intangible assets	594,581		594,581
Amortization of imputed interest	56,309		56,309
Amortization of loan costs	-		-
Stock based compensation	132,095	(12,456)	119,639
Changes in operating assets and liabilities:
Accounts receivable	1,347,740	(705,347)	642,393
Inventory	15,337		15,337
Prepaid expenses and sundry current assets	76,325		76,325
Accounts payable and accrued expenses	(1,922,810)	212,037	(1,710,773)
Security deposits	3,600		3,600
NET CASH PROVIDED BY CONTINUING OPERATIONS	1,278,027	(13,981)	1,264,046
NET CASH USED IN DISCONTINUED OPERATIONS	(202,340)		(202,340)
	1,075,687	(13,981)	1,061,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(139,467)		(139,467)
Cash acquired from acquisition	-		-
Acquisition of subsidiary	(10,734,663)	13,981	(10,720,682)
NET CASH USED IN INVESTING ACTIVITIES	(10,874,130)	13,981	(10,860,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,000)		(15,000)
Proceeds (payments) from bank loans	6,033,147		6,033,147
Proceeds from sale of additional Preferred Series C	4,352,663		4,352,663
Repayment of notes payable - related party	(500,000)		(500,000)
Loan cost	(50,000)		(50,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	9,820,810	-	9,820,810
INCREASE IN CASH AND CASH EQUIVALENTS	22,367	-	22,367
CASH AND CASH EQUIVALENTS, beginning of year	942,748		942,748
CASH AND CASH EQUIVALENTS, end of year	$965,115	$-	$965,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$594,012		$594,012
Income taxes	$114,207		$114,207
Non-cash financing activities:
Dividends declared to preferred stockholders	$380,189		$380,189
Intangible assets acquired	$12,102,838		$12,102,838

The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the year ended September 30, 2017 and September 30, 2016:

	Fiscal Year 2017 Quarter Ended (Restated)				Fiscal Year Ended (Restated)

(in thousands)	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	September 30, 2017
Net income (loss), as previously reported	$38,773	$207,501	$289,963	$87,951	$624,188
Adjustments	26,925	58,269	(33,492)	51,469	103,171
Net income (loss), as restated	$65,698	$265,770	$256,471	$139,420	$727,359

	Fiscal Year 2016 Quarter Ended (Restated)				Fiscal Year Ended (Restated)

(in thousands)	March 31, 2016	June 30, 2016	September 30, 2016		September 30, 2016
Net income (loss), as previously reported	$(245,212)	$484,390		$2,927,428	$3,278,736
Adjustments	202,106	(152,210)		52,592	102,488
Net income (loss), as restated	$(43,106)	$332,180	$	, 2,980,020	$3,381,224

The adjustments in the tables above also affect the tables and disclosures within Notes 1, 2, 8, 10, 11, and 13 of these financial statements as labeled therein.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. As of September 30, 2017, and 2016, there were no cash equivalents.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. Finished goods are shipped upon completion of assembly. Therefore, no finished goods were on hand as of September 30, 2017.

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

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners who have certain redemption rights that allow them to require that the Company purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. Twenty percent of the 8.45% mandatorily redeemable non-controlling interest will be subject to purchase by the Company at the option of the holder beginning on the third anniversary of the date of the Indco acquisition. On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption –  Mandatorily redeemable non-controlling interests. The mandatorily redeemable non-controlling interest is adjusted each reporting period to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of income by recording the adjustments and earnings to other income and expense in the caption – "change in fair value of mandatorily redeemable non-controlling interest."

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital ("APIC"). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee's applicable jurisdiction(s). ASU 2016-09 requires companies to classify the cash paid to a tax authority when shares are withheld to satisfy their statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Company adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material impact on its consolidated financial statements and related disclosures.

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

           (A)       INDCO, INC. (Restated)

On March 21, 2016, the Company executed and closed a Stock Purchase Agreement (the "Indco Purchase Agreement") for the purchase by the Company of the outstanding common stock of Indco (the "Indco Shares"), representing approximately 91.65% of the beneficial ownership of Indco. The remaining 8.35% ownership of Indco was retained by existing Indco management.

Under the terms of the Indco Purchase Agreement, the purchase price for the Indco Shares was $11.1 million, subject to certain closing adjustments and customary indemnifications, representations and warranties which amount was paid at closing in cash.

The Indco noncontrolling interest includes a put right which allows the holder to require the Company to purchase its interests in cash on a determinable date outside the control of the Company and the Indco noncontrolling interest is also redeemable upon the death of the holder, at the option of the holder's heir or estate. As a result of the rights of the mandatorily redeemable non-controlling interest holders, the non-controlling interest is considered mandatorily redeemable in accordance with ASC 480. As such, the redeemable noncontrolling interests are classified as a liability at fair value and subsequently remeasured each reporting period to reflect the redemption value with changes recorded in fair value recognized in earnings. The change in the fair value for the period ended September 30, 2017 was a decrease of $52,802.

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

The assets acquired and liabilities assumed as part of the acquisition of Indco were recognized at their fair values as of the effective acquisition date, March 1, 2016. The following table summarizes the restated fair values assigned to the assets acquired and liabilities assumed.

Fair Value (Restated)

Cash	$377,653
Accounts receivable, net	620,632
Inventory	372,212
Prepaid expenses and other current assets	109,333
Fixed assets	155,050
Accounts payable and other liabilities	(334,239)
Note Payable (related party)	(129,258)
Customer relationships & other intangibles	7,700,000
Goodwill	5,046,161
Non-controlling interest	(723,912)
Deferred tax liability	(2,095,307)
Purchase price	$11,098,325

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

           (C)     First Merchants Bank Credit Facility

On March 21, 2016, Indco executed a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank ("First Merchants") with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the "First Merchants Facility"). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco's cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco's cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco's obligations under the First Merchants Facility are secured by all of Indco's assets and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a "maximum total funded debt to EBITDA ratio" and maintain a "minimum fixed charge covenant ratio," both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement, unless renewed.

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

Series C Cumulative Preferred Stock
On August 25, 2014, the Company filed with the Nevada Secretary of State a Certificate of Designation for 7,000 shares of Series C Stock, par value $0.001 per share, which was increased to 20,000 shares by a Certificate of Amendment to Certificate of Designation filed with the Nevada Secretary of State on March 23, 2016. On September 10, 2014 the Company sold 5,000 shares of Series C Stock for $2,500,000. On September 24, 2014 the Company sold an additional 500 shares of the Series C Stock for $250,000, and on March 23, 2016 the Company sold an additional 8,705.33 shares for $4,352,663. Prior to March 23, 2016, holders of Series C Stock ("Series C Holders") were entitled to receive annual dividends at a rate of 8.25% per annum of the original Series C Stock issuance price, or $10.00 per share subject to adjustment upon certain events (the "Original Issuance Price"), when, as and if declared by the Company's board of directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 14.25%. By the filing of the Certificate of Amendment on March 23, 2016, the annual dividend rate was decreased to 7.00% per annum of the Original Issuance Price, when, as and if declared by the Company's board of directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13.0%. In the event of liquidation, Series C Holders shall be paid an amount equal to the Original Issuance Price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed (1) by the Company at any time upon notice and payment of the Original Issuance Price, plus any accrued but unpaid dividends thereon ("Redemption Price") or (2) by the Series C Holders at their option beginning on the fourth anniversary of the issuance of the Series C Stock for an amount equal to the Redemption Price.

As noted above, the Series C Stock contains a redemption provision which requires the Company to account for it as a component of temporary equity in accordance with SEC Accounting Series Release No. 268, Presentation of Financial Statements of Redeemable Preferred Stock ("ASR 268") in classifying contingently redeemable Series C Stock. On May 12, 2017, the Company submitted for filing to the Nevada Secretary of State an Amendment to the Certificate of Designation After Issuance of Class or Series which eliminated the redemption rights of holders of the Company's Series C Stock. As a result, for the year ended September 30, 2017 the Series C Stock was reclassified as a component of permanent equity.

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

10	INCOME PER COMMON SHARE (Restated)

The following table provides a reconciliation of the basic and diluted income (loss) per share ("EPS") computations for the years ended September 30, 2017 and 2016:

	For the Year Ended September 30, (Restated)
	2017	2016
Income:
Income from continuing operations	$874,692	$3,583,564
Loss from discontinued operations	(147,333)	(202,340)
Net income	727,359	3,381,224
Net income attributable to non-controlling interests	-	-
Net income attributable to Janel Corporation	727,359	3,381,224
Preferred stock dividends	(517,214)	(395,189)
Net (loss) income attributable to common stockholders	$210,145	$2,986,035

Common Shares:
Basic - weighted average common shares	563,951	573,951
Effect of dilutive securities:
Stock options	76,930	19,341
Restricted stock	2,203	-
Convertible preferred stock	32,705	32,705
Warrants	133,575	-
Diluted - weighted average common stock	809,364	625,997

Income per Common Shares:
Basic -
Income from continuing operations	$1.55	$6.24
Loss from discontinued operations	(0.26)	(0.35)
Net income	1.29	5.89
Net income attributable to non-controlling interests	(0.00)	(0.00)
Net income attributable to Janel Corporation	1.29	5.89
Preferred stock dividends	(0.92)	(0.69)
Net (loss) income attributable to common stockholders	$0.37	$5.20

Diluted -
Income from continuing operations	$1.08	$5.72
Loss from discontinued operations	(0.18)	(0.32)
Net income	0.90	5.40
Net income attributable to non-controlling interests	(0.00)	(0.00)
Net income attributable to Janel Corporation	0.90	5.40
Preferred stock dividends	(0.64)	(0.63)
Net (loss) income attributable to common stockholders	$0.26	$4.77

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were no anti-dilutive shares for the years ended September 30, 2017 and 2016.

Potentially diluted securities as of September 30, 2017 and 2016 are as follows:

	September 30,
	2017	2016
Employee stock options (Note 9)	119,645	126,000
Non-employee stock options (Note 9)	51,053	-
Employee restricted stock (Note 9)	25,000	-
Non-employee restricted stock (Note 9)	35,000	-
Warrants (Note 8)	250,000	250,000
	480,698	376,000

11	INCOME TAXES (Restated)

The (Restated) reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended September 30,
	2017 (Restated)	2016 (Restated)
Federal taxes (credits) at statutory rates	$406,511	$397,826
Permanent differences	18,040	13,299
State and local taxes, net of Federal benefit	72,203	23,799
Other	(3,581)	(10,876)
Reversal/change in valuation allowance	-	(2,524,415)
	$493,173	$(2,100,367)

The (Restated) provisions of income taxes are summarized as follows:

	Year Ended September 30,
	2017 (Restated)	2016 (Restated)
Current	$125,295	$105,337
Deferred	367,879	(2,205,704)
Total	$493,174	$(2,100,367)

	September 30,
	2017 (Restated)	2016 (Restated)
Deferred tax assets - net operating loss carryforwards	$1,899,666	$2,247,849
Credits	43,388	22,788
Other	89,978	91,569
Stock based compensation	264,186	132,592
Total deferred tax assets	2,297,218	2,494,798
Valuation allowance	-	-
Total deferred tax assets net of valuation allowance	2,297,218	2,494,798
Deferred tax liabilities - depreciation and amortization	2,493,312	2,330,377
Prepaid expenses	60,978	54,025
Total deferred tax liabilities	2,554,290	2,384,402
Net deferred tax (liability) assets	$(257,072)	$110,396

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

The Company has (Restated) net operating loss carryforwards for income tax purposes that expire as follows:

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

13	BUSINESS SEGMENT INFORMATION (Restated)

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

For the year ended September 30, 2017 (Restated)	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$77,773,597	$69,489,876	$8,283,721	$-
Forwarding expenses and cost of revenues	59,748,510	56,041,841	3,706,669	-
Gross margin	18,025,087	13,448,035	4,577,052	-
Selling, general and administrative	15,154,447	10,847,497	2,514,097	1,792,853
Amortization of intangible assets	765,996	-	-	765,996
Income (loss) from operations	2,104,644	2,600,538	2,062,955	(2,558,849)
Interest expense	789,581	512,379	277,202	-
Identifiable assets	38,747,615	15,238,916	1,914,910	21,593,789
Capital expenditures	218,363	22,792	195,571	-

For the year ended September 30, 2016 (Restated)	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$75,336,803	$70,596,132	$4,740,671	$-
Forwarding expenses and cost of revenues	59,539,143	57,447,117	2,092,026	-
Gross margin	15,797,660	13,149,015	2,648,645	-
Selling, general and administrative	13,045,306	10,747,590	1,322,007	975,709
Amortization of intangible assets	594,581	-	5,833	588,748
Income (loss) from operations	2,157,773	2,401,425	1,320,805	(1,564,457)
Interest expense	674,577	505,175	169,402	-
Identifiable assets	36,572,156	13,261,289	1,740,395	21,570,472
Capital expenditures	139,467	2,905	136,562	-

14	COMMITMENTS AND CONTINGENCIES

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

16	QUARTERLY FINANCIAL DATA (UNAUDITED)

The accompanying unaudited financial information for the three-month periods specified below have been prepared in accordance with U.S. GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made.

Key financial data for quarterly periods in fiscal years ended September 30, 2017 and 2016 as restated, is presented in the table below. For further information regarding the Restatements, see Note 1— Restatement of Consolidated Financial Statements.  The remaining tables present the effects of adjustments made to our previously reported unaudited consolidated quarterly financial information for each of the fiscal quarters ended March 31, 2016, June 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017.

It should be noted that quarterly amounts are rounded separately and as a result the sum of the quarterly amounts may not equal the computed amount for the full year.

	June 30, 2017
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,889,468		$1,889,468
Accounts receivable, net of allowance for doubtful accounts of $242,270	13,323,679	704,698	14,028,377
Inventory	332,365		332,365
Prepaid expenses and sundry current assets	314,059		314,059
Total current assets	15,859,571	704,698	16,564,269
PROPERTY AND EQUIPMENT, NET	338,218		338,218
OTHER ASSETS
Intangible assets, net	12,041,771		12,041,771
Goodwill	9,101,858	643,333	9,745,191
Deferred income taxes	587,983	(587,983)	-
Security deposits	122,246		122,246
Total other assets	21,853,858	55,350	21,909,208
Total assets	$38,051,647	$760,048	$38,811,695
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank	$6,674,311		$6,674,311
Note payable - related party	492,635		492,635
Accounts payable - trade	11,635,006	704,698	12,339,704
Accrued expenses and other current liabilities	1,832,335	2,699	1,835,034
Dividends payable	994,945		994,945
Current portion of long-term debt	857,148		857,148
Total current liabilities	22,486,380	707,397	23,193,777
OTHER LIABILTIES
LONG-TERM DEBT
Long-term debt	3,640,179		3,640,179
Long-term deferred tax liability	-	149,500	149,500
Mandatorily redeemable non-controlling interest	-	723,912	723,912
Deferred compensation	78,568		78,568
Total other liabilities	3,718,747	873,412	4,592,159
Total liabilities	$26,205,127	$1,580,809	$27,785,936
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15		15
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and outstanding	574		574
Paid-in capital	12,710,441	(31,140)	12,679,301
Treasury stock, at cost, 20,000 shares	(240,000)		(240,000)
Accumulated deficit	(1,700,803)	286,651	(1,414,152)
Total Janel Corporation stockholders' equity	10,770,248	255,511	11,025,759
Non-controlling interest	1,076,272	(1,076,272)	-
Total stockholders' equity	11,846,520	(820,761)	11,025,759
Total liabilities and stockholders' equity	$38,051,647	$760,048	$38,811,695

2.1 - Janel Co	Three Months			Nine Months
	June 30, 2017			June 30, 2017
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

REVENUES
Global logistic services	$17,963,837		$17,963,837	$49,499,193		$49,499,193
Manufacturing	2,283,041		2,283,041	6,444,205		6,444,205
TOTAL REVENUES	20,246,878	-	20,246,878	55,943,398	-	55,943,398
COST AND EXPENSES:
Forwarding expenses	14,455,926		14,455,926	39,810,183		39,810,183
Cost of revenues - manufacturing	989,313		989,313	2,888,458		2,888,458
Selling, general and administrative	4,002,311	(15,559)	3,986,752	11,206,459	(65,562)	11,140,897
Amortization of intangible assets	195,666		195,666	578,997		578,997
TOTAL COSTS AND EXPENSES	19,643,216	(15,559)	19,627,657	54,484,097	(65,562)	54,418,535

INCOME FROM OPERATIONS	603,662	15,559	619,221	1,459,301	65,562	1,524,863
OTHER ITEMS:
Interest expense net of interest income	(184,280)		(184,280)	(566,807)		(566,807)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	419,382	15,559	434,941	892,494	65,562	958,056
Income tax (expense) benefit	(129,419)	(39,720)	(169,139)	(356,257)	7,455	(348,802)
NET INCOME FROM CONTINUING OPERATIONS	289,963	(24,161)	265,802	536,237	73,017	609,254
Loss from discontinued operations, net of tax	-	(9,331)	(9,331)	-	(46,878)	(46,878)
NET INCOME	289,963	(33,492)	256,471	536,237	26,139	562,376
Less: net income attributable to non-controlling interests	30,943	(30,943)	-	75,046	(75,046)	-
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION STOCK HOLDERS	259,020	(2,549)	256,471	461,191	101,185	562,376
Preferred stock dividends	(127,706)		(127,706)	(383,118)		(383,118)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$131,314	$(2,549)	$128,765	$78,073	$101,185	$179,258

Income per share from continuing operations attributable to common stockholders:
Basic	$0.52	$(0.04)	$0.48	$0.95	$0.13	$1.07
Diluted	$0.42	$0.00	$0.42	$0.77	$0.11	$0.88
Loss per share from discontinued operations attributable to common stockholders:
Basic	$-	$(0.02)	$(0.02)	$-	$(0.08)	$(0.08)
Diluted	$-	$(0.01)	$(0.01)	$-	$(0.07)	$(0.07)
Net income per share attributable to common stockholders:
Basic	$0.24	$(0.01)	$0.23	$0.14	$0.18	$0.32
Diluted	$0.19	$0.02	$0.21	$0.11	$0.15	$0.26
Basic - weighted average number of shares outstanding	553,951		553,951	567,309		567,309
Diluted - weighted average number of shares outstanding	686,699		625,997	693,332		693,332

	Nine Months Ended
	June 30, 2017
	As Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15		15
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and outstanding	574		574
Paid-in capital	12,710,441	(31,140)	12,679,301
Treasury stock, at cost, 20,000 shares	(240,000)		(240,000)
Accumulated deficit	(1,700,803)	286,651	(1,414,152)
Total Janel Corporation stockholders' equity	10,770,248	255,511	11,025,759
Non-controlling interest	1,076,272	(1,076,272)	-
Total stockholders' equity	11,846,520	(820,761)	11,025,759

	Nine Months Ended
	June 30, 2017
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$536,237	26,139	$562,376
Plus (loss) from discontinued operations	-	46,878	46,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	82,460		82,460
Depreciation	85,291		85,291
Deferred income tax	256,994	2,902	259,896
Amortization of intangible assets	578,997		578,997
Amortization of imputed interest	21,526		21,526
Stock based compensation	173,143		173,143
Changes in operating assets and liabilities:
Accounts receivable	(753,754)	649	(753,105)
Inventory	24,510		24,510
Prepaid expenses and sundry current assets	(87,655)		(87,655)
Accounts payable and accrued expenses	1,910,937	612,766	2,523,703
NET CASH PROVIDED BY CONTINUING OPERATIONS	2,828,686	689,334	3,518,020
NET CASH USED IN DISCONTINUED OPERATIONS	-	(46,878)	(46,878)
	2,828,686	642,456	3,471,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(136,118)		(136,118)
Cash acquired from acquisition	115,986		115,986
Acquisition of subsidiary	(100,000)		(100,000)
NET CASH USED IN INVESTING ACTIVITIES	(120,132)	-	(120,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(11,250)		(11,250)
Proceeds (payments) from bank loans	(1,032,951)		(1,032,951)
Preferred stock series C reclassification	-	(642,456)	(642,456)
Repayment of notes payable - related party	(500,000)		(500,000)
Treasury stock acquisition	(240,000)		(240,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,784,201)	(642,456)	(2,426,657)
INCREASE IN CASH AND CASH EQUIVALENTS	924,353		924,353
CASH AND CASH EQUIVALENTS, beginning of year	965,115		965,115
CASH AND CASH EQUIVALENTS, end of year	$1,889,468	$-	$1,889,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$545,281		$545,281
Income taxes	$145,470		$145,470
Non-cash financing activities:
Dividends declared to preferred stockholders	$371,868		$371,868
Intangible assets acquired	$898,391		$898,391

	March 31, 2017
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$764,559		$764,559
Accounts receivable, net of allowance for doubtful accounts of $230,000	11,654,157	708,161	12,362,318
Inventory	376,191		376,191
Prepaid expenses and sundry current assets	288,462		288,462
Total current assets	13,083,369	708,161	13,791,530
PROPERTY AND EQUIPMENT, NET	361,039		361,039
OTHER ASSETS
Intangible assets, net	11,994,930		11,994,930
Goodwill	8,443,477	643,333	9,086,810
Deferred income taxes	685,887	(685,887)	-
Security deposits	106,971		106,971
Total other assets	21,231,265	(42,554)	21,188,711
Total assets	$34,675,673	$665,607	$35,341,280
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank	$6,457,296		$6,457,296
Note payable - related party	485,365		485,365
Accounts payable - trade	8,901,430	708,161	9,609,591
Accrued expenses and other current liabilities	1,326,868	(8,897)	1,317,971
Dividends payable	870,989	(857,478)	13,511
Current portion of long-term debt	857,148		857,148
Total current liabilities	18,899,096	(158,214)	18,740,882
OTHER LIABILTIES
LONG-TERM DEBT
Long-term debt	4,126,966		4,126,966
Long-term deferred tax liability	-	23,472	23,472
Mandatorily redeemable non-controlling interest	-	723,912	723,912
Deferred compensation	78,568		78,568
Total other liabilities	4,205,534	747,384	4,952,918
Total liabilities	$23,104,630	$589,170	$23,693,800

Commitments

Preferred Stock Series C $0.001 par value; subject to possible redemption, 14,205 shares at remption value		$7,960,171	7,960,171

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and outstanding	574		574
Paid-in capital	12,724,927	(7,127,590)	5,597,337
Treasury stock, at cost, 20,000 shares	(240,000)		(240,000)
Accumulated deficit	(1,959,823)	289,200	(1,670,623)
Total Janel Corporation stockholders' equity	10,525,714	(6,838,405)	3,687,309
Non-controlling interest	1,045,329	(1,045,329)	-
Total stockholders' equity	11,571,043	(7,883,734)	3,687,309
Total liabilities and stockholders' equity	$34,675,673	$665,607	$35,341,280

2.1 - J	Three Months Ended			Six Months Ended
	March 31, 2017			March 31, 2017
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

REVENUES
Global logistic services	$15,482,185		$15,482,185	$31,535,356		$31,535,356
Manufacturing	2,358,838		2,358,838	4,161,164		4,161,164
TOTAL REVENUES	17,841,023	-	17,841,023	35,696,520	-	35,696,520
COST AND EXPENSES:
Forwarding expenses	12,415,154		12,415,154	25,354,257		25,354,257
Cost of revenues - manufacturing	1,086,218		1,086,218	1,899,145		1,899,145
Selling, general and administrative	3,583,874	(31,791)	3,552,083	7,204,148	(50,003)	7,154,145
Amortization of intangible assets	191,665		191,665	383,331		383,331
TOTAL COSTS AND EXPENSES	17,276,911	(31,791)	17,245,120	34,840,881	(50,003)	34,790,878

INCOME FROM OPERATIONS	564,112	31,791	595,903	855,639	50,003	905,642
OTHER ITEMS:
Interest expense net of interest income	(192,222)		(192,222)	(382,527)		(382,527)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	371,890	31,791	403,681	473,112	50,003	523,115
Income tax (expense) benefit (Note 11)	(164,389)	26,478	(137,911)	(226,838)	47,175	(179,663)
NET INCOME FROM CONTINUING OPERATIONS	207,501	58,269	265,770	246,274	97,178	343,452
Loss from discontinued operations, net of tax	-	(25,563)	(25,563)	-	(37,547)	(37,547)
NET INCOME	207,501	32,706	240,207	246,274	59,631	305,905
Less: net income attributable to non-controlling interests	28,243	(28,243)	-	44,103	(44,103)	-
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION STOCK HOLDERS	179,258	60,949	240,207	202,171	103,734	305,905
Preferred stock dividends	(126,344)		(126,344)	(255,412)		(255,412)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$52,914	$60,949	$113,863	$(53,241)	$103,734	$50,493

Income per share from continuing operations attributable to common stockholders:
Basic	$0.36	$0.10	$0.46	$0.43	$0.17	$0.60
Diluted	$0.31	$0.08	$0.39	$0.35	$0.14	$0.49
Loss per share from discontinued operations attributable to common stockholders:
Basic	$-	$(0.04)	$(0.04)	$-	$(0.07)	$(0.07)
Diluted	$-	$(0.04)	$(0.04)	$-	$(0.05)	$(0.05)
Net income per share attributable to common stockholders:
Basic	$0.09	$0.11	$0.20	$(0.09)	$0.18	$0.09
Diluted	$0.08	$0.09	$0.17	$(0.08)	$0.15	$0.07
Basic - weighted average number of shares outstanding	573,951		573,951	573,951		573,951
Diluted - weighted average number of shares outstanding	679,377		679,377	696,630		696,630

	Six Months Ended
	March 31, 2017
	As Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and outstanding	574		574
Paid-in capital	12,724,927	(7,127,590)	5,597,337
Treasury stock, at cost, 20,000 shares	(240,000)		(240,000)
Accumulated deficit	(1,959,823)	289,200	(1,670,623)
Total Janel Corporation stockholders' equity	10,525,714	(6,838,405)	3,687,309
Non-controlling interest	1,045,329	(1,045,329)	-
Total stockholders' equity	11,571,043	(7,883,734)	3,687,309

	Six Months Ended
	March 31, 2017
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$246,274	59,631	$305,905
Plus (loss) from discontinued operations	-	37,547	37,547
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	60,403		60,403
Depreciation	56,959		56,959
Deferred income tax	159,090	(25,222)	133,868
Amortization of intangible assets	383,331		383,331
Amortization of imputed interest	14,257		14,257
Stock based compensation	59,923		59,923
Changes in operating assets and liabilities:
Accounts receivable	639,022	(2,814)	636,208
Inventory	(19,316)		(19,316)
Prepaid expenses and sundry current assets	(62,059)		(62,059)
Accounts payable and accrued expenses	(564,652)	822,128	257,476
NET CASH PROVIDED BY CONTINUING OPERATIONS	973,232	891,270	1,864,502
NET CASH USED IN DISCONTINUED OPERATIONS	-	37,547	37,547
	973,232	853,723	1,826,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(130,608)	1	(130,607)
NET CASH USED IN INVESTING ACTIVITIES	(130,608)	1	(130,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,500)		(7,500)
Proceeds (payments) from bank loans	(535,680)	4	(535,676)
Preferred stock series C reclassification	-	(613,728)	(613,728)
Repayment of notes payable - related party	(500,000)		(500,000)
Treasury stock acquisition	-	(240,000)	(240,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,043,180)	(853,724)	(1,896,904)
INCREASE IN CASH AND CASH EQUIVALENTS	(200,556)	-	(200,556)
CASH AND CASH EQUIVALENTS, beginning of year	965,115		965,115
CASH AND CASH EQUIVALENTS, end of year	$764,559	$-	$764,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$368,270		$368,270
Income taxes	$75,484		$75,484
Non-cash financing activities:
Dividends declared to preferred stockholders	$247,912		$247,912
Acquisition of treasury stock	$(240,000)		$(240,000)

	December 31, 2016
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$793,483		$793,483
Accounts receivable, net of allowance for doubtful accounts of $230,000	12,465,684	730,503	13,196,187
Inventory	354,303		354,303
Prepaid expenses and sundry current assets	319,132		319,132
Total current assets	13,932,602	730,503	14,663,105
PROPERTY AND EQUIPMENT, NET	377,256		377,256
OTHER ASSETS
Intangible assets, net	12,184,101		12,184,101
Goodwill	8,443,477	643,333	9,086,810
Deferred income taxes	811,128	(731,841)	79,287
Security deposits	112,980		112,980
Total other assets	21,551,686	(88,508)	21,463,178
Total assets	$35,861,544	$641,995	$36,503,539
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank	$6,330,291		$6,330,291
Note payable - related party	478,190		478,190
Accounts payable - trade	10,149,518	730,503	10,880,021
Accrued expenses and other current liabilities	1,180,131	(4,901)	1,175,230
Dividends payable	748,395	(734,884)	13,511
Current portion of long-term debt	857,148		857,148
Total current liabilities	19,743,673	(9,282)	19,734,391
OTHER LIABILTIES
LONG-TERM DEBT
Long-term debt	4,338,753		4,338,753
Mandatorily redeemable non-controlling interest		723,912	723,912
Deferred compensation	78,568		78,568
Total other liabilities	4,417,321	723,912	5,141,233
Total liabilities	$24,160,994	$714,630	$24,875,624

Commitments

Preferred Stock Series C $0.001 par value; subject to possible redemption, 14,205 shares at remption value		$7,837,577	7,837,577

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and outstanding	574		574
Paid-in capital	12,951,003	(7,121,362)	5,829,641
Accumulated deficit	(2,268,149)	228,251	(2,039,898)
Total Janel Corporation stockholders' equity	10,683,464	(6,893,126)	3,790,338
Non-controlling interest	1,017,086	(1,017,086)	-
Total stockholders' equity	11,700,550	(7,910,212)	3,790,338
Total liabilities and stockholders' equity	$35,861,544	$641,995	$36,503,539

2.1 - Janel Corporation Consolidated Income Statement	Three Months Ended
	December 31, 2016
	As Reported	Adjustments	As Restated

REVENUES
Global logistic services	$16,053,171		$16,053,171
Manufacturing	1,802,326		1,802,326
TOTAL REVENUES	17,855,497	-	17,855,497
COST AND EXPENSES:
Forwarding expenses	12,939,103		12,939,103
Cost of revenues - manufacturing	812,927		812,927
Selling, general and administrative	3,608,290	(6,228)	3,602,062
Amortization of intangible assets	191,666		191,666
TOTAL COSTS AND EXPENSES	17,551,986	(6,228)	17,545,758

INCOME FROM OPERATIONS	303,511	6,228	309,739
OTHER ITEMS:
Interest expense net of interest income	(190,305)		(190,305)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	113,206	6,228	119,434
Income tax (expense) benefit	(62,449)	20,697	(41,752)
NET INCOME FROM CONTINUING OPERATIONS	50,757	26,925	77,682
Loss from discontinued operations, net of tax	(11,984)		(11,984)
NET INCOME	38,773	26,925	65,698
Less: net income attributable to non-controlling interests	15,860	(15,860)	-
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION STOCK HOLDERS	22,913	42,785	65,698
Preferred stock dividends	(129,068)		(129,068)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$(106,155)	$42,785	$(63,370)

Income per share from continuing operations attributable to common stockholders:
Basic	$0.09	$0.05	$0.14
Diluted	$0.07	$0.04	$0.11
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.02)	$-	$(0.02)
Diluted	$(0.02)	$-	$(0.02)
Net income per share attributable to common stockholders:
Basic	$(0.18)	$0.07	$(0.11)
Diluted	$(0.15)	$0.06	$(0.09)
Basic - weighted average number of shares outstanding	573,951		573,951
Diluted - weighted average number of shares outstanding	713,695		713,695

	Three Months Ended
	December 31, 2016
	As Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and outstanding	574		574
Paid-in capital	12,951,003	(7,121,362)	5,829,641
Accumulated deficit	(2,268,149)	228,251	(2,039,898)
Total Janel Corporation stockholders' equity	10,683,464	(6,893,126)	3,790,338
Non-controlling interest	1,017,086	(1,017,086)	-
Total stockholders' equity	11,700,550	(7,910,212)	3,790,338

	Three Months Ended
	December 31, 2016
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,773	26,925	$65,698
Plus (loss) from discontinued operations	11,984		11,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	10,178		10,178
Depreciation	28,539		28,539
Deferred income tax	33,849	(2,740)	31,109
Amortization of intangible assets	191,666		191,666
Amortization of imputed interest	7,082		7,082
Stock based compensation	30,587		30,587
Changes in operating assets and liabilities:
Accounts receivable	(122,281)	(25,155)	(147,436)
Inventory	2,572		2,572
Prepaid expenses and sundry current assets	(98,738)		(98,738)
Accounts payable and accrued expenses	776,822	608,343	1,385,165
NET CASH PROVIDED BY CONTINUING OPERATIONS	911,033	607,373	1,518,406
NET CASH USED IN DISCONTINUED OPERATIONS	(11,984)		(11,984)
	899,049	607,373	1,506,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(118,533)	129	(118,404)
NET CASH USED IN INVESTING ACTIVITIES	(118,533)	129	(118,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,750)		(3,750)
Proceeds (payments) from bank loans	(448,398)	(2)	(448,400)
Repayment of notes payable - related party	(500,000)		(500,000)
Preferred stock series C reclassification	-	(607,500)	(607,500)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(952,148)	(607,502)	(1,559,650)
INCREASE IN CASH AND CASH EQUIVALENTS	(171,632)	-	(171,632)
CASH AND CASH EQUIVALENTS, beginning of year	965,115		965,115
CASH AND CASH EQUIVALENTS, end of year	$793,483	$-	$793,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$183,243		$183,243
Income taxes	$48,030		$48,030
Non-cash financing activities:
Dividends declared to preferred stockholders	$125,318		$125,318
Intangible assets acquired	$-		$-

	June 30, 2016
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$575,901		$575,901
Accounts receivable, net of allowance for doubtful accounts of $230,000	11,142,182	786,367	11,928,549
Inventory	410,869		410,869
Prepaid expenses and sundry current assets	264,987		264,987
Total current assets	12,393,939	786,367	13,180,306
PROPERTY AND EQUIPMENT, NET	212,162		212,162
OTHER ASSETS
Intangible assets, net	21,052,577	643,333	21,695,910
Security deposits	103,258		103,258
Total other assets	21,155,835	643,333	21,799,168
Total assets	$33,761,936	$1,429,700	$35,191,636
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank	$6,462,346		$6,462,346
Note payable - related party	-		-
Accounts payable - trade	9,438,083	786,367	10,224,450
Accrued expenses and other current liabilities	1,526,971	(503,023)	1,023,948
Current portion of long-term debt	480,736		480,736
Total current liabilities	17,908,136	283,344	18,191,480
OTHER LIABILTIES
LONG-TERM DEBT
Long-term debt	4,999,994		4,999,994
Long-term debt - related party net of imputed interest	476,017		476,017
Long-term deferred tax liability	1,373,974	837,502	2,211,476
Mandatorily redeemable non-controlling interest	-	723,912	723,912
Deferred compensation	78,568		78,568
Total other liabilities	6,928,553	1,561,414	8,489,967
Total liabilities	$24,836,689	$1,844,758	$26,681,447

Commitments

Preferred Stock Series C $0.001 par value; subject to possible redemption, 14,205 shares at remption value		$7,586,925	7,586,925

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and outstanding	574		574
Paid-in capital	12,879,813	(7,102,663)	5,777,150
Treasury stock, at cost, 20,000 shares	0		-
Accumulated deficit	(4,923,060)	68,579	(4,854,481)
Total Janel Corporation stockholders' equity	7,957,363	(7,034,099)	923,264
Non-controlling interest	967,884	(967,884)	-
Total stockholders' equity	8,925,247	(8,001,983)	923,264
Total liabilities and stockholders' equity	$33,761,936	$1,429,700	$35,191,636

2.1 - Jane	Three Months Ended			Nine Months Ended
	June 30, 2016			June 30, 2016
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

REVENUES
Global logistic services	$17,505,453		$17,505,453	$56,728,456		$56,728,456
Manufacturing	-		-	-		-
TOTAL REVENUES	17,505,453	-	17,505,453	56,728,456	-	56,728,456
COST AND EXPENSES:
Forwarding expenses	12,157,139		12,157,139	44,171,758		44,171,758
Cost of revenues - manufacturing	961,587		961,587	1,266,878		1,266,878
Selling, general and administrative	3,460,936		3,460,936	9,798,908	(98,325)	9,700,583
Amortization of intangible assets	203,237		203,237	402,915		402,915
TOTAL COSTS AND EXPENSES	16,782,899	-	16,782,899	55,640,459	(98,325)	55,542,134

INCOME FROM OPERATIONS	722,554	-	722,554	1,087,997	98,325	1,186,322
OTHER ITEMS:
Interest expense net of interest income	(199,892)		(199,892)	(476,665)		(476,665)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	522,662	-	522,662	611,332	98,325	709,657
Income tax (expense) benefit	(36,604)	(152,210)	(188,814)	(75,181)	(79,382)	(154,563)
NET INCOME FROM CONTINUING OPERATIONS	486,058	(152,210)	333,848	536,151	18,943	555,094
Loss from discontinued operations, net of tax	(1,668)		(1,668)	(184,845)		(184,845)
NET INCOME	484,390	(152,210)	332,180	351,306	18,943	370,249
Less: net income attributable to non-controlling interests	35,331	(35,331)	-	49,636	(49,636)	-
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION STOCK HOLDERS	449,059	(116,879)	332,180	301,670	68,579	370,249
Preferred stock dividends	(133,819)		(133,819)	(262,165)		(262,165)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$315,240	$(116,879)	$198,361	$39,505	$68,579	$108,084

Income per share from continuing operations attributable to common stockholders:
Basic	$0.85	$(0.27)	$0.58	$0.93	$0.04	$0.97
Diluted	$0.78	$(0.25)	$0.53	$0.87	$0.02	$0.89
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.00)	$-	$(0.00)	$(0.32)	$-	$(0.32)
Diluted	$(0.00)	$-	$(0.00)	$(0.30)	$-	$(0.30)
Net income per share attributable to common stockholders:
Basic	$0.55	$(0.20)	$0.35	$0.07	$0.12	$0.19
Diluted	$0.51	$(0.19)	$0.32	$0.06	$0.11	$0.17
Basic - weighted average number of shares outstanding	573,951		573,951	573,951		573,951
Diluted - weighted average number of shares outstanding	622,624		625,997	613,865		625,997

	Nine Months Ended
	June 30, 2016
	As Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued, and 553,951 and 573,951 shares outstanding	574		574
Paid-in capital	12,879,813	(7,102,663)	5,777,150
Treasury stock, at cost, 20,000 shares	0		-
Accumulated deficit	(4,923,060)	68,579	(4,854,481)
Total Janel Corporation stockholders' equity	7,957,363	(7,034,099)	923,264
Non-controlling interest	967,884	(967,884)	-
Total stockholders' equity	8,925,247	(8,001,983)	923,264

	Nine Months Ended
	June 30, 2016
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$351,306	18,943	$370,249
Plus (loss) from discontinued operations	184,845		184,845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	341		341
Depreciation	62,592		62,592
Deferred income tax	-	(803,968)	(803,968)
Amortization of intangible assets	402,915		402,915
Amortization of imputed interest	41,954		41,954
Stock based compensation	91,492		91,492
Changes in operating assets and liabilities:
Accounts receivable	1,942,323	(165,735)	1,776,588
Inventory	(49,397)	10,740	(38,657)
Prepaid expenses and sundry current assets	(64,279)	109,333	45,054
Accounts payable and accrued expenses	(1,924,523)	551,368	(1,373,155)
NET CASH PROVIDED BY CONTINUING OPERATIONS	1,039,569	(279,319)	760,250
NET CASH USED IN DISCONTINUED OPERATIONS	(184,845)		(184,845)
	854,724	(279,319)	575,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(307,550)	265,338	(42,212)
Acquisition of subsidiary	(10,734,663)	13,981	(10,720,682)
NET CASH USED IN INVESTING ACTIVITIES	(11,042,213)	279,319	(10,762,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(11,250)		(11,250)
Proceeds (payments) from bank loans	5,479,229		5,479,229
Proceeds from sale of stock	4,352,663		4,352,663
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	9,820,642	-	9,820,642
INCREASE IN CASH AND CASH EQUIVALENTS	(366,847)	-	(366,847)
CASH AND CASH EQUIVALENTS, beginning of year	942,748		942,748
CASH AND CASH EQUIVALENTS, end of year	$575,901	$-	$575,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$476,665		$476,665
Income taxes	$75,181		$75,181
Non-cash financing activities:
Dividends declared to preferred stockholders	$262,165		$262,165
Intangible assets acquired	$12,102,838		$12,102,838

	March 31, 2016
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,117,395		$1,117,395
Accounts receivable, net of allowance for doubtful accounts of $230,000	10,308,403	678,193	10,986,596
Inventory	361,472		361,472
Prepaid expenses and sundry current assets	249,000		249,000
Total current assets	12,036,270	678,193	12,714,463
PROPERTY AND EQUIPMENT, NET	227,291		227,291
OTHER ASSETS
Intangible assets, net	21,206,648	643,333	21,849,981
Security deposits	103,258		103,258
Total other assets	21,309,906	643,333	21,953,239
Total assets	$33,573,467	$1,321,526	$34,894,993
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable - bank	$6,677,732		$6,677,732
Note payable - related party	129,258		129,258
Accounts payable - trade	9,538,082	678,193	10,216,275
Accrued expenses and other current liabilities	1,163,813	(389,365)	774,448
Current portion of long-term debt	480,736		480,736
Total current liabilities	17,989,621	288,828	18,278,449
OTHER LIABILTIES
LONG-TERM DEBT
Long-term debt	5,142,852		5,142,852
Long-term debt - related party net of imputed interest	461,849		461,849
Long-term deferred tax liability	1,373,974	695,591	2,069,565
Mandatorily redeemable non-controlling interest		723,912	723,912
Deferred compensation	78,568		78,568
Total other liabilities	7,057,243	1,419,503	8,476,746
Total liabilities	$25,046,864	$1,708,331	$26,755,195

Commitments

Preferred Stock Series C $0.001 par value; subject to possible redemption, 14,205 shares at remption value		$7,462,984	7,462,984

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and outstanding	574		574
Paid-in capital	12,831,738	(7,102,678)	5,729,060
Accumulated deficit	(5,238,298)	185,457	(5,052,841)
Total Janel Corporation stockholders' equity	7,594,050	(6,917,236)	676,814
Non-controlling interest	932,553	(932,553)	-
Total stockholders' equity	8,526,603	(7,849,789)	676,814
Total liabilities and stockholders' equity	$33,573,467	$1,321,526	$34,894,993

	Three Months Ended			Six Months Ended
	March 31, 2016			March 31, 2016
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

REVENUES
Global logistic services	$16,649,378		$16,649,378	$39,223,003		$39,223,003
Manufacturing	-		-	-		-
TOTAL REVENUES	16,649,378	-	16,649,378	39,223,003	-	39,223,003
COST AND EXPENSES:
Forwarding expenses	12,835,126		12,835,126	32,014,619		32,014,619
Cost of revenues - manufacturing	305,291		305,291	305,291		305,291
Selling, general and administrative	3,303,040	(98,325)	3,204,715	6,310,306	(98,325)	6,211,981
Amortization of intangible assets	128,802		128,802	227,344		227,344
TOTAL COSTS AND EXPENSES	16,572,259	(98,325)	16,473,934	38,857,560	(98,325)	38,759,235

INCOME FROM OPERATIONS	77,119	98,325	175,444	365,443	98,325	463,768
OTHER ITEMS:
Interest expense net of interest income	(139,702)		(139,702)	(276,773)		(276,773)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(62,583)	98,325	35,742	88,670	98,325	186,995
Income tax (expense) benefit	(23,390)	103,781	80,391	(38,577)	72,827	34,250
NET INCOME FROM CONTINUING OPERATIONS	(85,973)	202,106	116,133	50,093	171,152	221,245
Loss from discontinued operations, net of tax	(159,239)		(159,239)	(183,177)		(183,177)
NET INCOME	(245,212)	202,106	(43,106)	(133,084)	171,152	38,068
Less: net income attributable to non-controlling interests	14,305	(14,305)	-	14,305	(14,305)	-
NET INCOME ATTRIBUTABLE TO JANEL CORPORATION STOCK HOLDERS	(259,517)	216,411	(43,106)	(147,389)	185,457	38,068
Preferred stock dividends	(67,411)		(67,411)	(128,346)		(128,346)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$(326,928)	$216,411	$(110,517)	$(275,735)	$185,457	$(90,278)

Income per share from continuing operations attributable to common stockholders:
Basic	$(0.15)	$0.35	$0.20	$0.09	$0.30	$0.39
Diluted	$(0.14)	$0.33	$0.19	$0.08	$0.28	$0.36
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.28)	$-	$(0.28)	$(0.32)	$-	$(0.32)
Diluted	$(0.26)	$-	$(0.26)	$(0.30)	$-	$(0.30)
Net income per share attributable to common stockholders:
Basic	$(0.57)	$0.38	$(0.19)	$(0.48)	$0.32	$(0.16)
Diluted	$(0.54)	$0.36	$(0.18)	$(0.45)	$0.30	$(0.15)
Basic - weighted average number of shares outstanding	573,951		573,951	573,951		573,951
Diluted - weighted average number of shares outstanding	606,624		606,624	616,998		616,998

	Six Months Ended
	March 31, 2016
	As Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20		20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1		1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding	15	(15)	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued and outstanding	574		574
Paid-in capital	12,831,738	(7,102,678)	5,729,060
Accumulated deficit	(5,238,298)	185,457	(5,052,841)
Total Janel Corporation stockholders' equity	7,594,050	(6,917,236)	676,814
Non-controlling interest	932,553	(932,553)	-
Total stockholders' equity	8,526,603	(7,849,789)	676,814

	Six Months Ended
	March 31, 2016
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(133,084)	171,152	$38,068
Plus (loss) from discontinued operations	183,177		183,177
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,372		1,372
Depreciation	27,666		27,666
Deferred income tax	-	178,155	178,155
Amortization of intangible assets	198,844		198,844
Amortization of imputed interest	27,786		27,786
Amortization of loan costs	-		-
Stock based compensation	32,050		32,050
Changes in operating assets and liabilities:
Accounts receivable	2,775,071	(57,561)	2,717,510
Inventory	10,740		10,740
Prepaid expenses and sundry current assets	(48,292)	109,333	61,041
Accounts payable and accrued expenses	(1,473,209)	(664,173)	(2,137,382)
NET CASH PROVIDED BY CONTINUING OPERATIONS	1,602,121	(263,094)	1,339,027
NET CASH USED IN DISCONTINUED OPERATIONS	(183,177)		(183,177)
	1,418,944	(263,094)	1,155,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(271,528)	249,113	(22,415)
Acquisition of subsidiary	(10,734,663)	13,981	(10,720,682)
NET CASH USED IN INVESTING ACTIVITIES	(11,006,191)	263,094	(10,743,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,500)		(7,500)
Proceeds (payments) from bank loans	5,787,473		5,787,473
Proceeds from sale of additional Preferred Series C	4,352,663		4,352,663
Proceeds of notes payable	129,258		129,258
Repayment of notes payable - related party	(500,000)		(500,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	9,761,894	-	9,761,894
INCREASE IN CASH AND CASH EQUIVALENTS	174,647	-	174,647
CASH AND CASH EQUIVALENTS, beginning of year	942,748		942,748
CASH AND CASH EQUIVALENTS, end of year	$1,117,395	$-	$1,117,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$261,816		$594,012
Income taxes	$38,577		$114,207
Non-cash financing activities:
Dividends declared to preferred stockholders	$128,346		$380,189
Intangible assets acquired	$12,102,838		$12,102,838

17	SUBSEQUENT EVENTS

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