Form 10-Q
period 2017-12-31
JANEL CORP
filed 2018-04-30
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-60608

JANEL CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	86-1005291
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

303 Merrick Road - Suite 400
Lynbrook, New York	11563
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (516) 256-8143

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
Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐           No ☒

The number of shares of Common Stock outstanding as of April 27, 2018 was 567,951.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended December 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(unaudited)
ASSETS
Current Assets:
Cash	$408,718	$987,848
Accounts receivable, net of allowance for doubtful accounts	12,683,950	14,983,100
Inventory, net	358,272	349,813
Prepaid expenses and other current assets	346,914	324,745
Total current assets	13,797,854	16,645,506
Property and Equipment, net	404,757	392,827
Other Assets:
Intangible assets, net	11,655,432	11,848,598
Goodwill	9,745,191	9,745,191
Security deposits	135,536	115,493
Total other assets	21,536,159	21,709,282
Total assets	$35,738,770	$38,747,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$5,676,157	$6,138,537
Note payable - related party	-	500,000
Accounts payable - trade	11,071,577	13,325,689
Accrued expenses and other current liabilities	1,707,593	1,572,124
Dividends payable	1,227,258	1,125,291
Current portion of long-term debt	857,148	857,148
Total current liabilities	20,539,733	23,518,789
Other Liabilities:
Long-term debt	2,741,605	3,003,392
Deferred income taxes	243,852	257,072
Mandatorily redeemable non-controlling interest	671,110	671,110
Deferred compensation	78,568	78,568
Total other liabilities	3,735,135	4,010,142
Total liabilities	$24,274,868	$27,528,931
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20	20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1	1
Series C 20,000 shares authorized and 14,205 shares issued and outstanding; liquidation value $8,326,171 and $8,224,204 as of December 31, 2017 and September 30, 2017, respectively	15	15
Common stock, $0.001 par value; 4,500,000 shares authorized, 573,951 shares issued, and 553,951 shares outstanding as of December 31, 2017 and September 30, 2017, respectively	574	574
Paid-in capital	12,377,578	12,312,054
Treasury stock, at cost, 20,000 shares as of December 31, 2017 and September 30, 2017	(240,000)	(240,000)
Accumulated deficit	(674,286)	(853,980)
Total stockholders' equity	11,463,902	11,218,684
Total liabilities and stockholders' equity	$35,738,770	$38,747,615

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 31,

	2017	2016

REVENUE
Global Logistics Services	$17,348,018	$16,053,171
Manufacturing	1,925,100	1,802,326
Total Revenues	19,273,118	17,855,497
Cost and Expenses:
Forwarding expenses	13,956,680	12,939,103
Cost of sales - manufacturing	727,795	812,927
Selling, general and administrative	4,098,045	3,602,062
Amortization of intangible assets	193,166	191,666
Total Cost and Expenses	18,975,686	17,545,758

Income from Operations	297,432	309,739
Other Items:
Interest expense, net of interest income	(116,935)	(190,305)
Income from Continuing Operations before Income Taxes	180,497	119,434
Income taxes	(803)	(41,752)
Income from Continuing Operations	179,694	77,682
Loss from discontinued operations, net of tax	-	(11,984)
Net Income	179,694	65,698
Preferred stock dividends	(105,717)	(129,068)
Gain on extinguishment of Preferred stock dividends Series C	1,311,712
Income (Loss) Available to Common Stockholders	$1,385,689	$(63,370)

Income per share from continuing operations:
Basic	$0.32	$0.14
Diluted	$0.22	$0.11
Loss per share from discontinued operations:
Basic	$-	$(0.02)
Diluted	$-	$(0.02)
Net income (loss) per share attributable to common stockholders:
Basic	$2.46	$(0.12)
Diluted	$1.70	$(0.09)
Weighted average number of shares outstanding:
Basic	562,285	573,951
Diluted	817,074	713,695

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred		Common			Treasury
	Stock		Stock		Paid-in	Stock		Accumulated
	Shares	$	Shares	$	Capital	Shares	$	Deficit	Total
Balance - September 30, 2017	35,476	$36	573,951	$574	$12,312,054	20,000	$(240,000)	$(853,980)	$11,218,684
Net income	-	-	-	-	-	-	-	179,694	179,694
Dividends to preferred stockholders	-	-	-	-	(105,717)	-	-	-	(105,717)
Stock-based compensation	-	-	-	-	171,241	-	-	-	171,241
Balance - December 31, 2017	35,476	$36	573,951	$574	$12,377,578	20,000	$(240,000)	$(674,286)	$11,463,902

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,

	2017	2016
Cash Flows From Operating Activities:
Net income	$179,694	$65,698
Plus (loss) from discontinued operations	-	11,984
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	33,518	10,178
Depreciation	25,470	28,539
Deferred income tax	(13,220)	31,109
Amortization of intangible assets	193,166	191,666
Amortization of imputed interest	-	7,082
Amortization of loan costs	2,500	-
Stock-based compensation	171,241	30,587
Changes in operating assets and liabilities:
Accounts receivable	2,265,632	(147,436)
Inventory	(8,459)	2,572
Prepaid expenses and sundry current assets	(22,169)	(98,738)
Accounts payable and accrued expenses	(2,118,643)	1,385,165
Security deposits	(20,043)	-
Net cash provided by continuing operations	688,687	1,518,406
Net cash used in discontinued operations	-	(11,984)
Net cash provided by operating activities	688,687	1,506,422
Cash Flows From Investing Activities:
Acquisition of property and equipment	(37,400)	(118,533)
Net cash used in investing activities	(37,400)	(118,533)
Cash Flows From Financing Activities:
Dividends paid	(3,750)	(3,750)
Payments (proceeds), net, from line of credit	(464,880)	(448,398)
Repayment of notes payable	(261,787)	-
Preferred stock series C reclassification		(607,500)
Repayment of loans payable - related party	(500,000)	(500,000)
Net cash used in financing activities	(1,230,417)	(1,559,648)
Net decrease in cash and cash equivalents	(579,130)	(171,759)
Cash at beginning of period	987,848	965,115
Cash at end of period	$408,718	$793,356

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$114,841	$183,243
Income taxes	$69,935	$48,030
Non-cash financing activities:
Dividends declared to preferred stockholders	$101,967	$125,318

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Article 10 of Regulation S-X and the instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Janel Corporation ("the Company" or "Janel") believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K/A as filed with the Securities and Exchange Commission.

Business description

The Company operates its business as two distinct segments: Global Logistics Services and Manufacturing.

The Company's Global Logistics Services segment is comprised of several wholly-owned subsidiaries, collectively known as "Janel Group." Janel Group is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

On April 1, 2017, the Company purchased W.J. Byrnes & Co. ("Byrnes"), a global logistics services provider with five U.S. locations.

The Company's manufacturing segment is comprised of Indco, Inc. ("Indco"), which is a majority-owned subsidiary of the Company.  Indco manufactures and distributes mixing equipment and apparatus for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, which Janel owns 91.65% of, with a non-controlling interest held by existing Indco management. The Indco non-controlling interest is mandatory redeemable and is recorded as a liability, see Note 2. All intercompany transactions and balances have been eliminated in consolidation.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to the potential impairment of goodwill and intangible assets with indefinite lives, the impairment of other long-lived assets, the valuation of acquisitions, the valuation of mandatorily redeemable non-controlling interests, gain on extinguishment of dividends on our Series C Cumulative Preferred Stock and the realization of deferred tax assets. Actual results could differ from those estimates.

Accounts receivable, net of allowance for doubtful accounts

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company's customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers' ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of December 31, 2017 and 2016 was $202,000 and $169,000, respectively.

Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods are shipped upon completion of assembly. Therefore, no finished goods were on hand as of December 31, 2017 or September 30, 2017.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment and depreciation policy

Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line and accelerated methods for both financial reporting and income tax purposes.  Property and equipment acquired in business combinations are initially recorded at fair value.

Maintenance, repairs and minor renewals are recorded as expenses when incurred. Replacements and major renewals are capitalized.

Business segment information

The Company operates in two reportable segments: Global Logistics Services and Manufacturing. The Company's Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and the assess their performance.

Revenues and revenue recognition

Global Logistics Services

Revenues are derived from customs brokerage services and from freight forwarding services. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our transportation and sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and the goods we sell. In these transactions, we are the primary obligor, we have credit risk, we have discretion to select the supplier, and we have latitude in pricing decisions. Certain transactions in customs brokerage, managed services, freight forwarding, and sourcing are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

Manufacturing

Revenues are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Payments are received by either credit card or invoice by the Company. A significant portion of sales come from print- and web-based catalog and specification features. Such online sales are generally credit card purchases. Revenue is recognized when products are shipped and risk of loss transfers to the carrier(s) used.

Income per common share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding, excluding unvested restricted stock, during the period. Diluted net income (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or warrants or the vesting of restricted stock units. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

Stock-based compensation to employees

The Company recognizes compensation expense for stock-based payments granted based on the grant-date fair value estimated in accordance with ASC (Accounting Standards Codification) Topic 718, "Compensation-Stock Compensation." For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for restricted shares; the expense is recognized over the service period for awards expected to vest.

Stock-based compensation to non-employees

The Company accounts for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-employees." Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transactions are determined at the earlier of performance commitment date or performance completion date. The Company believes that the fair value of the stock-based award is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date and expense is recognized over the vesting period of the award.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company will be required to purchase 20% of the 8.45% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition. On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption "Mandatorily redeemable non-controlling interests." The mandatorily redeemable non-controlling interest is adjusted each reporting period to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption "change in fair value of mandatorily redeemable non-controlling interest."

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company's income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018 related to the re-measurement of certain deferred tax assets, primarily net operating losses.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entities expect to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning after December 15, 2017, and may be adopted earlier, but not before December 15, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company anticipates the adoption of this standard may change the timing of revenue recognition for our transportation business from at delivery to over the transit period as our performance obligation is completed. Due to the short transit period of many of our performance obligations, we do not expect this change to have a material impact on our results of operations, financial position, or cash flows once implemented. We are currently assessing the necessary system, process, and internal control changes that will allow the Company to quantify the impact. The new standard will expand our existing revenue recognition disclosures upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	December 31,	September 30,
	2017	2017	Life
Furniture & fixtures	$167,097	$167,097	3-7 years
Computer equipment	234,396	234,396	3-5 years
Machinery & Equipment	755,825	721,125	3-15 years
Leasehold improvements	86,291	86,291	Shorter of lease term or asset life
	1,243,609	1,208,909
Less: accumulated depreciation	(838,852)	(816,082)
	$404,757	$392,827

Depreciation expense for the three months ended December 31, 2017 and 2016 was $25,470 and $28,539, respectively.

3.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	December 31,	September 30,
	2017	2017	Life
Customer relationships	$11,690,000	$11,690,000	15-20 years
Trademarks / names	1,770,000	1,770,000	20 years
Other	60,000	60,000	2-5 years
	13,520,000	13,520,000
Less: Accumulated Amortization	(1,864,568)	(1,671,402)
	$11,655,432	$11,848,598

Amortization expense for the three months ended December 31, 2017 and 2016 was $193,166 and $191,666, respectively.

4.	NOTES PAYABLE - BANKS

(A)	Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the "Janel Borrowers") entered into a Loan and Security Agreement (the "Presidential Loan Agreement") with Presidential Financial Corporation ("Presidential") with respect to a revolving line of credit facility (the "Presidential Facility"). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10.0 million, limited to 85% of the Janel Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to 5% above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers' obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Facility was terminated on October 17, 2017, and the Company replaced the Presidential Facility with the Santander Bank Facility (see below).

At September 30, 2017, outstanding borrowings under the Presidential Facility were $6,138,537, representing 80.3% of the $7,643,380 available thereunder, and interest was accruing at an effective interest rate of 7.5%. The Janel Borrowers were in compliance with the covenants defined in the Presidential Loan Agreement as of September 30, 2017.

(B)	Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the "Janel Group Borrowers"), with Janel Corporation as a guarantor, entered into a Loan and Security Agreement (the "Santander Loan Agreement") with Santander Bank, N.A. ("Santander") with respect to a revolving line of credit facility (the "Santander Facility"). The Santander Facility provides that the Janel Group Borrowers can borrow up to $10.0 million, limited to 85% of the Janel Group Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers' option, Prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.50% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers' obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers. The Santander Loan Agreement requires, among other things, that the Janel Group Borrowers, on a quarterly basis, maintain a Minimum Debt Service Coverage ratio, as defined in the Santander Loan Agreement. The loan is subject to earlier termination as provided in the Santander Loan Agreement and matures on October 17, 2020, unless renewed. The Santander Loan Agreement requires the Company to maintain a lock box with Santander in addition to containing certain subjective acceleration clauses. As a result of these terms, the loan is classified as a current liability on the consolidated balance sheet.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, outstanding borrowings under the Santander Facility were $5,675,157, representing 68.60% of the $8,396,313 available thereunder, and interest was accruing at an effective interest rate of 4.20%. The Janel Group Borrowers were in compliance with the covenants defined in the Loan and Security Agreement as of December 31, 2017.

(C)	First Merchants Bank Credit Facility

On March 21, 2016, Indco executed a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank ("First Merchants") with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the "First Merchants Facility"). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco's cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco's cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco's obligations under the First Merchants Facility are secured by all of Indco's assets, and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a "maximum total funded debt to EBITDA ratio" and maintain a "minimum fixed charge covenant ratio," both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement.

As of September 30, 2017, there were no outstanding borrowings under the revolving loan and $3,860,540 of borrowings under the term loan, and interest was accruing on the term loan at an effective interest rate of 4.98%.

As of December 31, 2017, there were no outstanding borrowings under the revolving loan and $3,598,753 of borrowings under the term loan, and interest was accruing on the term loan at an effective interest rate of 4.98%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2017 and December 31, 2017.

	December 31,	September 30,
	2017	2017
Long term debt is due in monthly installments of $71,429 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco's assets and guaranteed by Janel.	$3,598,753	$3,860,540
Less current portion	(857,148)	(857,148)
	$2,741,605	$3,000,392

5.	DEBT - RELATED PARTY

Debt - related party consists of the following:

	December 31, 2017	September 30, 2017
Non-interest-bearing note payable to a related party, net of imputed interest due when earned	$-	$500,000
Less current portion	-	(500,000)
	$-	$-

For the three months ended December 31, 2017 the Company made note repayments of $500,000. As a result, the related party debt was paid in full.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DISCONTINUED OPERATIONS

In 2012, the Company elected to discontinue the operations of its New Jersey warehousing business and the operations of its food sales segment. The Company earned no revenues from discontinued operations in three months ended December 31, 2017 and 2016. Selling, general and administrative expenses associated with discontinued operations were $0 and ($11,984) for the three months ended December 31, 2017 and 2016, respectively. Liabilities related to the discontinued operations as of September 30, 2017 were $74,350 and were included in accrued expenses and other current liabilities.

The cash flows from the discontinued business for the three months ended December 31, 2017 and 2016 were as follows:

	For the Three Months Ended December 31,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from discontinued operations	$-		$(11,984)
Accrued expenses and other current liabilities	-		-
Net cash used in discontinued operations		$-	$(11,984)

7.	STOCKHOLDERS' EQUITY

The Company is authorized to issue 4,500,000 shares of common stock, par value $0.001. In addition, the Company is authorized to issue 100,000 shares of preferred stock, par value $0.001. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by the Company's board of directors or a duly authorized committee thereof, without stockholder approval. The board of directors may fix the number of shares constituting each series and increase or decrease the number of shares of any series.

(A)	Preferred Stock

For the three months ended December 31, 2017 and 2016, the Company declared preferred stock dividends of $105,717 and $129,068, respectively.

Series A Convertible Preferred Stock
Series A Convertible Preferred Stock (the "Series A Stock") shares are convertible into shares of the Company's $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pays a cumulative cash dividend at a rate of $15,000 per year, payable quarterly.

Series B Convertible Preferred Stock
Series B Convertible Preferred Stock (the "Series B Stock") shares are convertible into shares of the Company's $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis.

Series C Cumulative Preferred Stock
Series C Cumulative Preferred Stock, (the "Series C Stock") shares are entitled to receive annual dividends at a rate of 7% per annum of the Original Issuance Price of $10, when and if declared by the Company's board of directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the Original issuance Price, when and if declared by the Company's board of directors, such rate to increase by 1% annually beginning on January 1, 2019 and on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of December 31, 2017 and 2016 was 5% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the Original Issuance Price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the Original Issuance Price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $8,326,171 and $8,224,204 as of December 31, 2017 and September 30, 2017, respectively. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes and the fair value prior to modification was $7,705,120 and $6,172,898 after modification, for a change of $1,311,712. In accordance with ASC 260, "Earnings Per Share," this incremental benefit is treated as an adjustment to EPS for common shareholders.

(B)	Treasury Stock

On March 31, 2017, the Company acquired 20,000 shares of its common stock for an aggregate of $240,000. This amount was paid in April 2017.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the "2017 Plan") pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company's board of directors in its role as the Compensation Committee.

(D)	Warrants

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC, the Company issued warrants, all of which are currently outstanding, to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. The warrants expire on October 5, 2018. The Company has no other stock warrants outstanding.

8.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors adopted Janel's 2013 Non-Qualified Stock Option Plan (the "2013 Option Plan") providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries. At December 31, 2017 and September 30, 2017, a total of 73,121 equity options, were outstanding under the 2013 Option Plan and 12,879 options were still available for issuance.

On May 12, 2017, the board of directors adopted the 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company. At December 31, 2017 and September 30, 2017, a total of 72,080 and 66,524 equity options and restricted stock awards, respectively, were outstanding under the 2017 Plan, and 27,320 and 33,476 shares, respectively, were still available for issuance.

Total stock-based compensation for the three months ended December 31, 2017 and 2016 amounted to $171,241 and $30,587, respectively, and was included in selling, general and administrative expense in the Company's statements of operations.

(A)	Stock Options

During the three months ended December 31, 2017, 5,278 options were granted. No options were issued for the three-month period ended December 31, 2016. The Company uses the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, we used the following assumptions:

Three Months Ended December 31, 2017
Risk-free interest rate	1.85 - 2.16%
Expected option term in years	5.81
Expected volatility	95.4% - 99.1%
Dividend yield	-%
Weighted average grant date fair value	$5.82 - $6.85

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	119,645	$4.64	7.5	$468.28
Granted	5,278	$9.00	9.8	$5.28
Outstanding balance at December 31, 2017	124,923	$4.82	7.4	$647.04
Exercisable at December 31, 2017	93,360	$4.34	6.9	$528.85

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at December 31, 2017 of $10.00 per share and the exercise price of the stock options that had strike prices below such closing price.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, there was approximately $64,000 of total unrecognized compensation expense related to the unvested employee stock options. This expense is expected to be recognized over a weighted average period of 1.1 years.

The fair values of our non-employee option awards as of December 31, 2017 were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Three Months Ended December 31, 2017
Risk-free interest rate	2.33% - 2.40%
Expected option term in years	9.00 -10.00
Expected volatility	98.79% - 98.86%
Dividend yield	-%
Weighted average grant date fair value	$3.08 - $6.38

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	51,035	$7.58	9.8	$49.70
No activity	-	$-	-	$-
Outstanding balance at December 31, 2017	51,053	$7.58	9.6	$123.73
Exercisable at December 31, 2017	2,018	$4.13	8.8	$11.85

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of Janel Corporation's common stock at December 31, 2017 of $10.00 per share and the exercise price of the stock options that had strike prices below such closing price.

On October 1, 2016, the Company entered into an agreement to grant a consultant options to purchase 6,053 shares of common stock ($25,000 worth of stock based on the closing price of the Company's common stock on September 30, 2016 of $4.13) at an exercise price of $4.13 per share. The options are exercisable in three installments on October 1 in each of 2017, 2018 and 2019. The Company will expense $2,083 per fiscal quarter during the vesting period, which began with the fiscal quarter ended December 31, 2016.

As of December 31, 2017, there was approximately $339,000 of total unrecognized compensation expense related to the unvested stock options. This expense is expected to be recognized over a weighted average period of 1.6 years.

(B)	Restricted Stock

During the three months ended December 31, 2017 there were no shares of restricted stock granted. Under the 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company's financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the 2017 Plan for the three months ended December 31, 2017:

		Weighted Average
	Restricted Stock	Grant Date Fair Value
Unvested at September 30, 2017	15,000	$8.01
Vested	(5,000)	$8.01
Unvested at December 31, 2017	10,000	$8.01

As of December 31, 2017, there was approximately $51,000 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of our non-employee unvested restricted stock under the 2017 Plan for the three months ended December 31, 2017:

		Weighted Average
	Restricted Stock	Grant Date Fair Value
Unvested at September 30, 2017	45,000	$8.04
Vested	(3,334)	$8.01
Unvested at December 31, 2017	41,666	$8.04

As of December 31, 2017, there was approximately $320,000 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

9.	INCOME TAXES

On December 22, 2017, the Tax Cut and Jobs Act ("Tax Reform Act"), was signed into law. The Tax Reform Act included significant changes to existing law, including among other items, a reduction to the U.S. federal statutory corporate tax rate from 34% to 21% effective January 1, 2018. ASC 740, "Income Taxes (Topic 740)," ("ASC 740") requires that the effects of changes in tax laws or rates be recognized in the period in which the law is enacted. Those effects, both current and deferred, are reported as part of the tax provision, regardless of income in which the underlying pretax income (expense) or asset (liability) was or will be reported.

The Company's estimated fiscal 2018 blended U.S. federal statutory corporate income tax rate of 24.2% was applied in the computation of the income tax provision for the three months ended December 31, 2017. The blended U.S. federal statutory corporate tax rate of 24.2% represents the weighted average of the pre-enactment U.S. federal statutory corporate tax rate of 34% prior to the January 1, 2018 effective date and the post-enactment U.S. federal statutory corporate tax rate of 21% thereafter.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share ("EPS") computations for the three months ended December 31, 2017 and 2016:

	For the Three Months Ended December 31,
	2017	2016
Income:
Income from continuing operations	$179,694	$77,682
Loss from discontinued operations	-	(11,984)
Net income	179,694	65,698
Gain on extinguishment of Preferred stock dividends Series C	1,311,712	-
Preferred stock dividends	(105,717)	(129,068)
Net income (loss) income attributable to common stockholders	$1,385,689	$(63,370)

Common Shares:
Basic - weighted average common shares	562,285	573,951
Effect of dilutive securities:
Stock options	70,425	107,039
Restricted stock	8,383	-
Warrants	143,276	-
Convertible preferred stock	32,705	32,705
Diluted - weighted average common stock	817,074	713,695

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income per Common Share:
Basic -
Income from continuing operations	$0.32	$0.14
Loss from discontinued operations	-	(0.02)
Net income	0.32	0.12
Gain on extinguishment of Preferred stock dividends Series C	2.33	-
Preferred stock dividends	(0.19)	(0.22)
Net income (loss) attributable to common stockholders	$2.46	$(0.10)

Diluted -
Income from continuing operations	$0.22	$0.11
Loss from discontinued operations	-	(0.02)
Net income	0.22	0.09
Gain on extinguishment of Preferred stock dividends Series C	1.61	-
Preferred stock dividends	(0.13)	(0.18)
Net income (loss) attributable to common stockholders	$1.70	$(0.09)

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive.

Potentially diluted securities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Employee stock options	124,923	126,000
Non-employee stock options	51,053	6,053
Employee restricted stock	10,000	-
Non-employee restricted stock	41,666	-
Warrants	250,000	250,000
Convertible preferred stock	21,271	21,271
	498,913	403,324

11.	BUSINESS SEGMENT INFORMATION
 As of December 31, 2017, the Company operates in two reportable segments, Global Logistics Services and Manufacturing, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company's reportable segments for the three months ended December 31, 2017 and 2016:

For the three months ended December 31, 2017	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$19,273,118	$17,348,018	$1,925,100	$-
Forwarding expenses and cost of revenues	14,684,475	13,956,680	727,795	-
Gross margin	4,588,643	3,391,338	1,197,305	-
Selling, general and administrative	4,098,823	2,755,684	771,354	571,007
Amortization of intangible assets	193,166	-	-	193,166
Income (loss) from operations	297,432	635,654	425,951	(764,173)
Interest expense	116,935	66,632	50,303	-
Identifiable assets	35,738,770	8,481,911	1,942,998	25,313,861
Capital expenditures	37,400	-	37,400	-

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2016	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$17,855,497	$16,053,171	$1,802,326	$-
Forwarding expense and cost of sales	13,752,030	12,939,103	812,927	-
Gross margin	4,103,467	3,114,068	989,399	-
Selling, general and administration	3,602,062	2,647,083	613,906	348,073
Amortization of intangibles	191,666	-	2,499	189,167
Income (loss) from operations	309,739	466,985	379,994	(537,240)
Interest expense	190,305	117,932	72,373	-
Identifiable assets	38,747,615	12,552,256	1,870,582	24,327,777
Capital expenditures	118,533	23,000	95,533	-

12.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

The nature of Janel's operations requires it to deal with currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of international currency markets and governmental interference. A number of countries where Janel maintains offices or agent relationships have currency control regulations. The Company tries to compensate for these exposures by accelerating international currency settlements among those agents.

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

(D)	Concentration of Customers

Sales to one major customer were approximately 13% and 11% for the three months ended December 31, 2017 and 2016, respectively.

13.	SUBSEQUENT EVENTS

In January 2018, the Company acquired all of the outstanding common stock of Global Trading Resources, Inc. ("GTRI") effective as of January 3, 2018 for $527,511. The fair value of the purchase price and the allocation thereof has not yet been determined. GTRI provides full-service cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. GTRI was established in 1994 and is headquartered in Portland, Oregon. The results of operations for GTRI will be in the Global Logistics Service reporting segment.

On February 28, 2018, the Company acquired all of the outstanding common stock of Aves Labs, Inc. ("Aves") effective March 5, 2018 for $1,975,000. The fair value of the purchase price and the allocation thereof has not yet been determined. Aves provides high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing. Aves was established in 1997 and is headquartered in Tigard, Oregon. The results of operations for Aves will be reported in our Manufacturing segment.

On March 21, 2018, the Janel Group Borrowers, the Company, and Aves entered into an amendment with Santander (the "Santander Amendment") with respect to the Santander Loan Agreement. Pursuant to the Santander Amendment, and among other changes effected by such Santander Amendment, Aves was added as a Loan Party Obligor (but not a Borrower) under the Santander Loan Agreement, the maximum amount available under the Santander Loan Agreement was increased from $10.0 million to $11.0 million (subject to 85% of eligible receivables), the foreign account sublimit was increased from $1.5 million to $2.0 million, a one-time waiver was granted until May 31, 2018 for the stated event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017, and a one-time waiver, retroactive to March 5, 2018, of the provision that prohibits the Company from using proceeds of the revolving loan to finance acquisitions was granted for the purpose of partially funding the acquisition of Aves.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 21, 2018, the Company sold 3,000 shares of the Series C Stock to an accredited investor (the "Investor") at a purchase price of $500.00 per share, or an aggregate of $1,500,000. The Company issued the shares of Series C Stock to the Investor on the same date. Such shares were sold to the Investor in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

The Company has determined that there were no other events or transactions occurring subsequent to December 31, 2017 that would have a material impact on the Company's results of operations or financial condition as of December 31, 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements as at and for the three months ended December 31, 2017 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q (the "Report"). See section heading "Note Regarding Forward-Looking Statements" below.

As used throughout this Report, "we," "our," "Janel," "the Company," "Registrant" and similar words refer to Janel Corporation.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that reflect management's current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words "may," "will," "intends," "plans," projects," "believes," "should," "expects," "predicts," "anticipates," "estimates," and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management's best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.

OVERVIEW

The Company operates its business in two distinct segments: Global Logistics Services and Manufacturing.

The Company's Global Logistics Services segment is comprised of several wholly-owned subsidiaries (collectively "Janel Group"). Janel Group is a non-asset based full-service provider of cargo transportation logistics management services, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

On April 1, 2017, the Company purchased W.J. Byrnes & Co. ("Byrnes"), a global logistics services provider with five U.S. locations.

The Company's manufacturing segment is comprised of Indco, Inc. ("Indco"), which is a majority-owned subsidiary of the Company.  Indco manufactures and distributes mixing equipment and apparatus for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers.

The Company employs 121 full-time and five part-time employees in the United States. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider relations with our employees to be good.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to revenue recognition, the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and deferred income taxes. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. Note 1 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2017, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of certain accounting policies and estimates.

Management believes that the nature of the Company's business is such that there are few complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company has made a reasonable estimate and recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements.

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

Management believes that the methods utilized in these areas are consistent in application. Management further believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company's transactions. While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

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

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular EBITA, which is not based on or included in U.S. GAAP (we refer to these as "non-GAAP financial measures").

EBITA

As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be growing the value of our intangible assets such as customer relationships. Because these charges are not indicative of our operations, we believe that earnings before interest, taxes, depreciation and amortization, or EBITA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business that is more representative of the actual results of our operations.

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

Companies have some discretion as to which elements of amortization are excluded in the EBITA calculation. We include all amortization charges related to intangible assets. We will not adjust EBITA to exclude expenses specifically attributable to acquisitions, severance and lease termination costs, foreign exchange gains and losses, litigation expenses or stock based-compensation. We do not adjust for depreciation as we view depreciation as an on-going expense. While management considers EBITA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table sets forth a reconciliation of income (loss) from operations to EBITA:

Three Months Ended December 31,
(in thousands)

	2017	2016
Income (loss) from operations	$297	$310
Addback: amortization	$193	$191
EBITA	$490	$501

Results of Operations - Global Logistics Services – Three Months Ended December 31, 2017 and 2016

Janel Group helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Revenue

Total revenue from continuing operations for the three months ended December 31, 2017 was $17,348,018, as compared to $16,053,171 for the three months ended December 31, 2016, an increase of $1,294,847 or 8.1%. This increase mainly is the result of additional net revenue from an acquisition, which offset a slight organic decline in our base business.

Forwarding Expenses

Forwarding expenses from continuing operations for the three months ended December 31, 2017 increased by $1,017,577, or 7.9%, to $13,956,680 as compared to $12,939,103 for the three months ended December 31, 2016. Forwarding expenses as a percentage of revenue was 80.5% and 80.6% for the three months ended December 31, 2017 and December 31, 2016, respectively. Corresponding with the revenue increase, the increase in forwarding expenses primarily is due to an acquisition offset by a slight decline in our base of business.

Net Revenue

Net revenue from continuing operations for the three months ended December 31, 2017 was $3,391,338, an increase of $277,270, or 8.9%, as compared to $3,114,068 for the three months ended December 31, 2016. This increase mainly is the result of additional net revenue from an acquisition offset by a slight organic decline in our base business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations for the three months ended December 31, 2017 were $2,755,684, as compared to $2,647,083 for the three months ended December 31, 2016. This is an increase of $108,601, or 4.1%. The increase mainly was due to additional expenses from the Byrnes business since its acquisition in April 2017, offset by a reallocation of administrative expenses from Janel Group to the corporate group and cost efficiencies across the rest of Janel Group. As a percentage of revenue, selling, general and administrative expenses were 15.9% and 16.5% of revenue for the three months ended December 31, 2017 and 2016, respectively.

EBITA

EBITA increased to $635,654 for the three months ended December 31, 2017 versus $466,985 for the three months ended December 31, 2016. This is an increase of $168,669, or 36.1%. This increase is due to the benefit of reallocating some administrative expenses to the corporate group and efficiencies from prior year acquisitions. See "Non-GAAP Financial Measures" for more detail.

Income from Operations

Janel Group earned income from operations of $635,654 for the three months ended December 31, 2017, as compared to $466,985 for the three months ended December 31, 2016, an increase of $168,669, or 36.1%. The increase primarily is due to the benefit of allocating some administrative expenses to the corporate group and cost efficiencies across Janel Group.

Results of Operations - Manufacturing – Three Months Ended December 31, 2017 and 2016

The Company's manufacturing segment is comprised of its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment. Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include over 2,500 standard product configurations, both manufactured and distributed, available for order from Indco's website and its print catalog, mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute.

Revenue

Total revenue from continuing operations was $1,925,100 and $1,802,326 for the three months ended December 31, 2017 and 2016, respectively. The revenue increase is primarily due to new product sales to existing customers.

Cost of Sales

Cost of sales for manufacturing was $727,795 and $812,927 for the three months ended December 31, 2017 and 2016, respectively.

Gross Profit

Gross profit was $1,197,305 and $989,399 for the three months ended December 31, 2017 and 2016, respectively.

Gross Profit Margin

Gross profit margin for the three months ended December 31, 2017 was 62.2%, as compared to 54.9% for the three months ended December 31, 2016. The gross margin increase relates to a mix shift to some higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $771,354 and $613,134 for the three months ended December 31, 2017 and 2016, respectively. Selling, general and administrative expenses increased as a percentage of revenue due to a product mix shift.

EBITA

EBITA for the three months ended December 31, 2017 was $425,951 and $382,493 for the three months ended December 31, 2016. See "Non-GAAP Financial Measures" for more detail.

Income from Operations

Indco earned $425,951 and $379,994 in income from operations for the three months ended December 31, 2017 and 2016, respectively, an increase of $45,957, or 12.1%. The increase primarily is due to an increase in new product sales to existing customers.

Results of Operations – Janel Corporation – Three Months Ended December 31, 2017 and 2016

Revenue

On a consolidated basis, the Company earned revenue of $19,273,118 for the three months ended December 31, 2017, as compared to $17,855,497 for the three months ended December 31, 2016. The increase of $1,417,621, or 7.94%, was the result of higher revenues in both the Global Logistics Services and Manufacturing segments.

EBITA

On a consolidated basis, the Company earned EBITA of $490,598 for the three months ended December 31, 2017, as compared to $501,400 for the three months ended December 31, 2016, a decrease of $10,802 or 2.15%.  See "Non-GAAP Financial Measures" for more detail.

Amortization

For the three months ended December 31, 2017 and 2016, corporate amortization expenses were $193,166 and $191,666, respectively. These amounts do not include the amortization associated with the Indco term loan origination fee. This is an increase of $1,500, or 0.78%. This increase is the result of the full-year impact of amortizing intangible assets associated with the Indco acquisition and additional intangible asset amortization associated with the Byrnes acquisition.

Interest Expense

Interest expense for the consolidated Company decreased $73,370, or 38.55%, to $116,935 for the three months ended December 31, 2017 from $190,305 for the three months ended December 31, 2016. The decrease is due primarily to lower interest rate with new credit facility and lower debt level at the manufacturing segment.

Income Taxes

On a consolidated basis, the Company recorded an income tax expense of $803 for the three months ended December 31, 2017, as compared to $41,752 for the three months ended December 31, 2016. The decrease is due to the new tax rate change and the one-time income tax benefit of $49,284.  On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%. As a result of enactment of the legislation, the Company has made a reasonable estimate and recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability. The amount of net income attributable to this tax asset establishment in fiscal 2016 was $2,524,415.

Loss from Discontinued Operations

On August 28, 2013, the Company sold its New Jersey freight forwarding and logistics operations, and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and expenses associated with the food segment are included in discontinued operations. The three months ended December 31, 2016 reflect a loss from discontinued operations of ($11,984). Refer to note 6 to the consolidated financial statements for more information.

Preferred Stock Dividends

Preferred stock dividends include $15,000 in annual dividends, paid quarterly, on the Company's Series A Convertible Preferred Stock and dividends accrued but not paid on the Company's Series C Cumulative Preferred Stock, (the "Series C Stock"). For the three months ended December 31, 2017 and 2016, preferred stock dividends were $105,717 and $129,068, respectively. The decrease of $23,351, or 18.09%, is the result of the reduction of interest rate on Series C Stock.  See note 7 to the consolidated financial statements for additional information.

Net (Loss) Income

Net income was $179,694, or $0.32 per diluted share, for the three months ended December 31, 2017 and $65,698, or $0.14 per diluted share, for the three months ended December 31, 2016. The increase is primarily due to the additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets as a result of a reduction in the corporate tax rate from 34% to 21%, partially off-set by lower interest expense and by lower discontinued operations expenses in fiscal 2017.

Income (Loss) Available to Common Shareholders

Income (loss) available to holders of common shares ("Common Shareholders") was $1,385,689, or $1.70 per diluted share, for the three months ended December 31, 2017 and ($63,370), or $(0.09) per diluted share, for the three months ended December 31, 2016. The increase primarily is due to the amendment on October 17, 2017 to the annual dividend rate decrease, which was treated as an extinguishment for accounting purposes and the fair value prior to modification was $8,224,204 and $6,912,492 after modification for a change of $1,311,712. In accordance with ASC 260 Earnings Per Share, this incremental benefit is treated as an adjustment to EPS for common shareholders.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements, including satisfying debt obligations and fund working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond Janel's control. Janel's subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, Janel does not make significant capital expenditures.

Janel's cash flow performance for the three months ended December 31, 2017 is not necessarily indicative of future cash flow performance.

As of December 31, 2017, the Company's cash and working capital deficiency (current assets minus current liabilities) was $408,718 and $6,741,879 as compared to $987,848 and $6,873,283 as of September 30, 2017. The decrease is considered nominal, representing relatively stable collections from customers and payments of vendors.

Cash flows from continuing operating activities

Net cash provided by continuing operating activities for the three months ended December 31, 2017 and 2016 was $688,687 and $1,518,406, respectively. The decrease in cash provided by continuing operations for the three months ended December 31, 2017 was driven principally by timing of cash payments to vendors, off-set by an increase in stock based compensation.

Cash flows from discontinued operating activities

Net cash used in discontinued operating activities was $11,984 for the three months ended December 31, 2016. The net cash used is related to legal fees and settlements.  There was no net cash used in discontinued operating activities for the three months ended December 31, 2017.

Cash flows from investing activities

Net cash used in investing activities, mainly the acquisition of property and equipment, was $37,400 for the three months ended December 31, 2017 and $118,533 for the three months ended December 31, 2016. The activity in both periods relates to the purchase of fixed assets.

Cash flows from financing activities

Net cash used in financing activities was $1,230,417 for the three months ended December 31, 2017 and $1,559,648 for the three months ended December 31, 2016. Net cash used in financing activities for the three months ended December 31, 2017 primarily includes repayment of outstanding debt and the final of three earn-out payments associated with the August 18, 2014 Alpha/PCL acquisition. Net cash used in financing activities for the three months ended December 31, 2016 period primarily includes debt and loan repayments.

Credit Facilities

Global Logistics Services

Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the "Janel Borrowers") entered into a Loan and Security Agreement (the "Presidential Loan Agreement") with Presidential Financial Corporation ("Presidential") with respect to a revolving line of credit facility (the "Presidential Facility"). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10.0 million limited to 85% of the Janel Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to 5% above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers' obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Facility was terminated on October 17, 2017 and the Company replaced the Presidential Facility with the Santander Bank Facility, the Presidential Facility.

At September 30, 2017, outstanding borrowings under the Presidential Facility were $6,138,537, representing 80.3% of the $7,643,380 available thereunder, and interest was accruing at an effective interest rate of 7.5%. The Janel Borrowers were in compliance with the covenants defined in the Presidential Loan Agreement as of September 30, 2017.

Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the "Janel Group Borrowers"), with Janel Corporation as a guarantor, entered into a Loan and Security Agreement (the "Santander Loan Agreement") with Santander Bank, N.A. ("Santander") with respect to a revolving line of credit facility (the "Santander Facility"). The Santander Facility provides that the Janel Group Borrowers can borrow up to $10.0 million, limited to 85% of the Janel Group Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers' option, Prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.50% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers' obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers. The Santander Loan Agreement requires, among other things, that the Janel Group Borrowers, on a quarterly basis, maintain a Minimum Debt Service Coverage ratio, as defined in the Santander Loan Agreement. The loan is subject to earlier termination as provided in the Santander Loan Agreement and matures on October 17, 2020, unless renewed. The Santander Loan Agreement requires the Company to maintain a lock box with Santander in addition to containing certain subjective acceleration clauses. As a result of these terms the loan is classified as a current liability on the consolidated balance sheet.

At December 31, 2017, outstanding borrowings under the Santander Facility were $5,675,157, representing 67.6% of the $8,396,313 available thereunder, and interest was accruing at an effective interest rate of 4.20%. The Janel Group Borrowers are in compliance with the covenants defined in the Loan and Security Agreement as of December 31, 2017.

Working Capital Requirements

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

Manufacturing

First Merchants Bank Facility

On March 21, 2016, Indco executed a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank ("First Merchants") with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the "First Merchants Facility"). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco's cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco's cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco's obligations under the First Merchants Facility are secured by all of Indco's assets, and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a "maximum total funded debt to EBITDA ratio" and maintain a "minimum fixed charge covenant ratio," both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement.

As of December 31, 2017, there were no outstanding borrowings under the revolving loan and $3,598,753 of borrowings under the term loan, and interest was accruing on the term loan at an effective interest rate of 4.98%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at December 31, 2017.

Working Capital Requirements

Indco's cash needs are currently met by the term loan and revolving credit facility under the First Merchants Credit Agreement and cash on hand. As of December 31, 2017, Indco had $1.5 million available under its $1.5 million revolving facility subject to collateral availability and $228,848 in cash. The Company believes that the current financial resources will be sufficient to finance Indco operations and obligations (current and long-term liabilities) for the long and short terms. However, actual working capital needs for the long and short terms will depend upon numerous factors, including operating results, the cost associated with growing Indco either internally or through acquisition, competition, and the availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Indco's operations will be materially negatively impacted.

CURRENT OUTLOOK

The results of operations in both the Global Logistics Services and Manufacturing segments are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of our Janel Group business's various current and prospective customers. Historically, the Company's quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group's international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor. As a result, there can be no assurance that historical patterns will continue in future periods.

The Company's subsidiaries are implementing business strategies to grow revenue and profitability for fiscal 2018 and beyond. Janel Group's strategy calls for additional branch offices, the introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions, and a continued focus on implementing lean methodologies to contain operating expenses. Indco's strategy calls for introduction of new product lines and wider distribution and promotion of its print and web-based catalog.

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

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013).

In connection with the preparation of the Company's Quarterly Report on Form 10-Q, management identified the following material weaknesses as of December 31, 2017:

•
We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. GAAP necessary to support our operations; and

•	We did not apply the appropriate level of review and oversight in the accounting for and disclosure of significant, infrequently occurring transactions, such as for business combinations.

As a result of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Our management performed analyses, substantive procedures, and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Form 10-Q as of December 31, 2017 are fairly presented, in all material respects, and in conformity with U.S. GAAP.

Remediation Plan

Our management has been actively engaged in remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance our overall control environment

In an effort to remediate these material weaknesses, the Company has undertaken the following steps:

•	the appointment of a new corporate controller;
•	engagement of external advisors to supplement the staff charged with compiling and filing our U.S. GAAP results;
•	implementation of organizational structure changes that better integrate the tax accounting and finance functions as well as a formalized review process;
•	enhancement of our processes and procedures for determining, documenting and calculating our income tax provision;
•	increasing the level of certain tax review activities throughout the year and during the financial statement close process; and
•	enhancing the procedures and documentation requirements, including related training, surrounding the evaluation and recording of complex and/or non-routine transactions, such as business combinations.

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

Exhibit No.

3.1
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K/A filed October 17, 2017, File No. 333-60608)

10.1
Loan and Security Agreement, effective as of October 17, 2017, by and between Janel Corporation, Janel Group, Inc., PCL Transport, LLC, Janel Alpha GP, LLC, W.J. Byrnes & Co., Liberty International, Inc., and the Janel Group of Georgia, Inc., and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2017, File No. 333-60608)

10.2
Revolving Credit Note, effective as of October 17, 2017, payable to Santander Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 17, 2017, File No. 333-60608)

10.3
First Amendment to the Loan and Security Agreement, dated March 21, 2018, by and among Janel Group, Inc., PCL Transport, LLC, Janel Alpha GP, LLC, W.J. Byrnes & Co., Inc., Liberty International, Inc., The Janel Group of Georgia, Inc., Aves Labs, Inc., Janel Corporation and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on From 8-K filed March 23, 2018, File No. 333-60608)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer*
101
Interactive data files providing financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017, (ii) Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements*

*	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2018	JANEL CORPORATION
Registrant

/s/ Brendan J. Killackey
Brendan J. Killackey
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101
Interactive data files providing financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017, (ii) Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements