Form 10-Q
period 2018-03-31
JANEL CORP
filed 2018-05-21
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes     ☐           No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

The number of shares of Common Stock outstanding as of May 21, 2018 was 567,951.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended March 31, 2018

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$746,252	$987,848
Accounts receivable, net of allowance for doubtful accounts	14,054,133	14,983,100
Inventory	1,622,311	349,813
Prepaid expenses and other current assets	424,588	324,745
Total current assets	16,847,284	16,645,506
Propert and Equipment, net	411,991	392,827
Other Assets:
Intangible assets, net	11,975,473	11,848,598
Goodwill	10,621,111	9,745,191
Security deposits	135,541	115,493
Total other assets	22,732,125	21,709,282
Total assets	$39,991,400	$38,747,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$6,642,524	$6,138,537
Note payable - related party	-	500,000
Accounts payable - trade	12,321,679	13,325,689
Accrued expenses and other current liabilities	2,561,600	1,572,124
Dividends payable	1,314,825	1,125,291
Current portion of long-term debt	857,148	857,148
Total current liabilities	23,697,776	23,518,789
Other Liabilities:
Long-term debt	2,379,818	3,003,392
Mandatorily redeemable non-controlling interest	671,110	671,110
Deferred income taxes	217,153	257,072
Other liabilities	199,223	78,568
Total other liabilities	3,467,304	4,010,142
Total liabilities	$27,165,080	$27,528,931
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20	20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1	1
Series C 20,000 shares authorized and 17,205 shares issued and outstanding at March 31, 2018 and 14,205 shares issued and outstanding at September 30, 2017 liquidation value $9,913,738 and $8,224,204 as of March 31, 2018 and September 30, 2017, respectively	18	15
Common stock, $0.001 par value; 4,500,000 shares authorized, 587,951 issued and 567,951 outstanding as of March 31, 2018 and 573,951 issued and 553,951 outstanding as of September 30, 2017	588	574
Paid-in capital	13,956,316	12,312,054
Treasury stock, at cost, 20,000 shares	(240,000)	(240,000)
Accumulated deficit	(890,623)	(853,980)
Total stockholders' equity	12,826,320	11,218,684
Total liabilities and stockholders' equity	$39,991,400	$38,747,615

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Revenue:
Global logistic services	$18,180,140	$15,482,185	$35,528,158	$31,535,356
Manufacturing	2,175,284	2,358,838	4,100,384	4,161,164
Total Revenues	20,355,424	17,841,023	39,628,542	35,696,520
Cost and Expenses:
Forwarding expenses	14,653,410	12,415,154	28,610,090	25,354,257
Cost of revenues - manufacturing	859,925	1,086,218	1,587,720	1,899,145
Selling, general and administrative	4,781,495	3,552,083	8,879,540	7,154,145
Amortization of intangible assets	200,959	191,665	394,125	383,331
Total Costs and Expenses	20,495,789	17,245,120	39,471,475	34,790,878

(Loss) income from Operations	(140,365)	595,903	157,067	905,642
Other Items:
Interest expense net of interest income	(116,893)	(192,222)	(233,828)	(382,527)
(Loss) income from Continuing Operations Before Income Taxes	(257,258)	403,681	(76,761)	523,115
Income tax benefit (expense)	40,921	(137,911)	40,118	(179,663)
(Loss) income from Continuing Operations	(216,337)	265,770	(36,643)	343,452
Loss from discontinued operations, net of tax	-	(25,563)	-	(37,547)
Net (loss) income	(216,337)	240,207	(36,643)	305,905
Preferred stock dividends	(91,317)	(126,344)	(197,034)	(255,412)
Gain on extinguishment of Preferred Stock dividends Series C	-	-	1,311,712	-
Net (Loss) Income Available to Common Shareholders	$(307,654)	$113,863	$1,078,035	$50,493

(Loss) income per share from continuing operations:
Basic	$(0.38)	$0.46	$(0.06)	$0.60
Diluted	$(0.38)	$0.39	$(0.06)	$0.49
Loss per share from discontinued operations:
Basic	$-	$(0.04)	$-	$(0.07)
Diluted	$-	$(0.04)	$-	$(0.05)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.54)	$0.20	$1.91	$0.09
Diluted	$(0.54)	$0.17	$1.91	$0.07
Weighted average number of shares outstanding:
Basic	568,974	573,951	565,629	573,951
Diluted	568,974	679,377	565,629	696,630

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended March 31, 2018
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN	TREASURY STOCK		RETAINED	TOTAL
	SHARES	$	SHARES	$	CAPITAL	SHARES	$	EARNINGS	EQUITY
Balance - September 30, 2017	35,476	$36	573,951	$574	$12,312,054	20,000	$(240,000)	$(853,980)	$11,218,684
Issuance of Series C preferred stock	3,000	3	-	-	1,499,997	-	-	-	1,500,000
Net loss	-	-	-	-	-	-	-	(36,643)	(36,643)
Dividends to preferred stockholders	-	-	-	-	(197,034)	-	-	-	(197,034)
Stock based compensation	-	-	-	-	295,813	-	-	-	295,813
Stock option exercise	-	-	14,000	14	45,486	-	-	-	45,500
Balance - March 31, 2018	38,476	$39	587,951	$588	$13,956,316	20,000	$(240,000)	$(890,623)	$12,826,320

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(36,643)	$305,905
Plus (loss) from discontinued operations	-	37,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	(7,487)	60,403
Depreciation	50,557	56,959
Deferred income tax	(39,919)	133,868
Amortization of intangible assets	394,125	383,331
Amortization of imputed interest	-	14,257
Amortization of loan costs	5,000	-
Stock based compensation	416,468	59,923
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,355,115	636,208
Inventory	19,364	(19,316)
Prepaid expenses and sundry current assets	(91,579)	(62,059)
Security deposits	(20,048)	-
Accounts payable and accrued expenses	(840,760)	(596,252)
Net cash provided by continuing operations	1,204,193	1,010,774
Net cash used in discontinued operations	-	(37,547)
Net cash provided by operating activities	1,204,193	973,227
Cash Flows From Investing Activities:
Acquisition of property and equipment	(38,143)	(130,607)
Acquisition of Aves, net of cash acquired	(1,902,910)	-
Acquisition of GTRI, net of cash acquired	(418,149)	-
Net cash used in investing activities	(2,359,202)	(130,607)
Cash Flows From Financing Activities:
Dividends paid	(7,500)	(7,500)
Repayment of notes payable	(628,574)	(535,676)
Proceeds from sale of Series C Preferred Stock	1,500,000	-
Proceeds from stock option exercise	45,500	-
Line of credit, proceeds, net	503,987	-
Repayment of notes payable - related party	(500,000)	(500,000)
Net cash provided by (used in) in financing activities	913,413	(1,043,176)
Net decrease in cash	(241,596)	(200,556)
Cash at beginning of the period	987,848	965,115
Cash at end of period	$746,252	$764,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$229,265	$368,270
Income taxes	$61,650	$75,484
Non-cash investing activities:
Contingent earn-out acquisition of Aves	$497,600	$-
Non-cash financing activities:
Dividends declared to preferred stockholders	$189,534	$247,912
Acquisition of treasury stock	$-	$(240,000)

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Effective January 3, 2018, the Company purchased Global Trading Resources, Inc. ("GTRI"), a full-service cargo transportation logistics management services provider, which provides freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. See note 3.

On April 1, 2017, the Company purchased W.J. Byrnes & Co. ("Byrnes"), a global logistics services provider with five U.S. locations.

Effective March 5, 2018, the Company acquired all of the outstanding common stock of Aves Labs, Inc. ("Aves"). Aves provides high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.

The Company's manufacturing segment is comprised of Indco, Inc. ("Indco"), which is a majority-owned subsidiary of the Company, and Aves, which is a wholly-owned subsidiary of the Company. Indco manufactures and distributes mixing equipment and apparatus for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, which Janel owns 91.65% of, with a non-controlling interest held by existing Indco management. The Indco non-controlling interest is mandatory redeemable and is recorded as a liability. See note 2. All intercompany transactions and balances have been eliminated in consolidation.

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

Accounts receivable, net of allowance for doubtful accounts

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company's customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers' ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of March 31, 2018 and September 30, 2017 was $202,000 and $230,000, respectively.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory is valued at the lower of cost (using the first-in, first-out method) or net realizable value.

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

Manufacturing

Revenues from Indco are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Revenues from Aves are derived from the sale of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing. Payments are received by either credit card or invoice by the Company. A significant portion of Indco sales come from print- and web-based catalog and specification features. Such online sales are generally credit card purchases. Revenues from Indco and Aves are recognized when products are shipped and risk of loss transfers to the carrier(s) used.

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

Stock-based compensation to employees

Equity classified share-based awards

The Company recognizes compensation expense for stock-based payments granted based on the grant-date fair value estimated in accordance with ASC (“Accounting Standards Codification”) Topic 718, "Compensation-Stock Compensation." For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for restricted shares; the expense is recognized over the service period for awards expected to vest.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation to non-employees

Liability classified share-based awards

The Company maintains other share unit compensation grants for shares of Indco, the Company’s majority owned subsidiary, which vest over a period of up to three years following their grant. The shares contain certain put features where the Company is either required or expects to settle vested awards on a cash basis.

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 8. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest. The impact of forfeitures and fair value revisions, if any, are recognized in earnings such that the cumulative expense reflects the revisions, with a corresponding adjustment to the settlement liability. Liability-classified share unit liabilities due within 12 months of the reporting date are presented in trade and other payables while settlements due beyond 12 months of the reporting date are presented in non-current liabilities.

Non-employee share-based awards

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

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company will be required to purchase 20% of the 8.45% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition. On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption "Mandatorily redeemable non-controlling interests." The mandatorily redeemable non-controlling interest is adjusted each reporting period to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption " change in fair value of mandatorily redeemable non-controlling interest."

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Tax Reform Act”), which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018 related to the re-measurement of certain deferred tax assets, primarily net operating losses.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Prior period year financial statement amounts are reclassified as necessary to conform to the current year presentation. These prior period reclassifications did not affect the Company’s net income, earnings per share, stockholders’ equity or working capital.

2.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	March 31,	September 30,
	2018	2017	Life
Furniture & fixtures	$167,097	$167,097	3-7 years
Computer equipment	265,974	234,396	3-5 years
Machinery & equipment	757,091	721,125	3-15 years
Leasehold improvements	86,291	86,291	Shorter of lease term or asset life
	1,276,453	1,208,909
Less: accumulated depreciation	(864,462)	(816,082)
	$411,991	$392,827

Depreciation expense for the three months ended March 31, 2018 and 2017 was $25,087 and $28,420, respectively. Depreciation expense for the six months ended March 31, 2018 and 2017 was $50,557 and $56,959, respectively.

3.	ACQUISITIONS

(A) Global Trading Resources, Inc.

The Company acquired all of the outstanding common stock of GTRI effective as of January 3, 2018 for $527,511. A 338(h)10 election was made in connection with the GTRI acquisition, and this acquisition will be treated as an asset purchase for income tax purposes, which will allow for the deduction of GTRI’s goodwill. The acquisition of GTRI was funded with cash provided by normal operations. The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. GTRI provides full-service cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. GTRI was established in 1994 and is headquartered in Portland, Oregon. The results of operations for GTRI will be in the Global Logistics Service reporting segment.  Acquisition expenses associated with GTRI acquisition amounted to $23,916 for the three and six months ended March 31, 2018 and is included in selling general and administrative expenses. For the three months ended March 31, 2018, the net revenues, selling general and administrative expense and loss from operations of GTRI amounted to $186,093, $192,105 and ($6,012), respectively.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for GTRI to the net tangible and identifiable intangible assets based on their estimated fair values. Due to the timing of the acquisition on January 3, 2018, the Company is still finalizing the valuation of assets acquired and liabilities assumed, and, as such, the fair value amounts noted in the table below are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, fair value of accounts receivable and the potential for the recognition of a gain on bargain purchase or a change in the goodwill balance. Such changes in the fair values from those listed below could be significant.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

Accounts receivable	$307,569
Other assets	8,264
Property & equipment	133
Intangibles - customer relationships	75,000
Intangibles - trademark	7,000
Intangibles - non-compete	39,000
Goodwill	310,409
Accounts payable	(265,871)
Accrued expenses	(63,355)
Purchase price, net of cash received	$418,149

(B) Aves Labs, Inc.

The Company acquired all of the outstanding common stock of Aves effective March 5, 2018 for $2,497,000. At closing, $1,975,000 was paid in cash and $497,000 was recorded in accrued expenses as a preliminary earnout consideration.  If Aves manufactures certain products set forth in the purchase agreement, the earnout consideration is payable thirty days following the end of the earnout period, which is one hundred eighty days following the closing. A 338(h)10 election was made in connection with the Aves acquisition, and this acquisition will be treated as an asset purchase for income tax purposes, which will allow for the deduction of Aves goodwill. The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. Aves provides high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing. Aves was established in 1997 and is headquartered in Tigard, Oregon. The results of operations for Aves will be reported in our Manufacturing segment. Acquisition expenses associated with Aves acquisition amounted to $72,852 for the three and six months ended March 31, 2018 and is included in selling general and administrative expenses. Aves results for the period from acquisition through March 31, 2018 are included in the results of operations for the three-month and six-month periods ended March 31, 2018. This includes revenues, cost of goods sold, selling, general and administrative expense and net income from operations of Aves amounted to $81,052, $40,262, $31,095 and $9,695, respectively.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for Aves to the net tangible and identifiable intangible assets based on their estimated fair values. Due to the timing of the acquisition on March 5, 2018, the Company is still finalizing the valuation of assets acquired and liabilities assumed and, as such, the fair value amounts noted in the table below are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, inventory, intangible assets, fair value of accounts receivable and the potential for the recognition of a gain on bargain purchase or a change in the goodwill balance. Such changes in the fair values from those listed below could be significant. The Company made preliminary estimates as of March 31, 2018 since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

Accounts receivable	$111,092
Inventory	1,291,862
Property & equipment	31,445
Intangibles - customer relationships	180,000
Intangibles - trademark	40,000
Intangibles - customer relationships	180,000
Goodwill	565,511
Purchase price, net of cash received	$2,399,910

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	March 31,	September 30,
	2018	2017	Life
Customer relationships	$11,945,000	$11,690,000	15-20 years
Trademarks / names	1,817,000	1,770,000	20 years
Other	279,000	60,000	2-5 years
	14,041,000	13,520,000
Less: accumulated amortization	(2,065,527)	(1,671,402)
	$11,975,473	$11,848,598

Amortization expense for the three months ended March 31, 2018 and 2017 was $200,959 and $191,665, respectively. Amortization expense for the six months ended March 31, 2018 and 2017 was $394,125 and $383,331, respectively.

5.	NOTES PAYABLE - BANKS

(A)	Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the "Janel Borrowers") entered into a Loan and Security Agreement (the "Presidential Loan Agreement") with Presidential Financial Corporation with respect to a revolving line of credit facility (the "Presidential Facility"). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10.0 million, limited to 85% of the Janel Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to 5% above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers' obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Facility was terminated on October 17, 2017, and the Company replaced the Presidential Facility with the Santander Bank Facility (see below).

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 21, 2018, the Janel Group Borrowers, the Company, and Aves entered into an amendment with Santander (the "Santander Amendment") with respect to the Santander Loan Agreement. Pursuant to the Santander Amendment, and among other changes effected by such Santander Amendment, Aves was added as a Loan Party Obligor (but not a Janel Group Borrower) under the Santander Loan Agreement, the maximum amount available under the Santander Loan Agreement was increased from $10.0 million to $11.0 million (subject to 85% of eligible receivables), the foreign account sublimit was increased from $1.5 million to $2.0 million, a one-time waiver was granted until May 31, 2018 for the stated event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017, and a one-time waiver, retroactive to March 5, 2018, of the provision that prohibits the Company from using proceeds of the revolving loan to finance acquisitions was granted for the purpose of partially funding the acquisition of Aves.

At March 31, 2018, outstanding borrowings under the Santander Facility were $6,642,524, representing 73.34% of the $9,057,588 available thereunder, and interest was accruing at an effective interest rate of 5.25%. As of March 31, 2018, Santander had granted the Janel Group Borrowers a one-time waiver until May 31, 2018 for an event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017.  Such event of default was subsequently remedied.  Other than as specifically referenced above, the Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of March 31, 2018.

(C)	First Merchants Bank Credit Facility

On March 21, 2016, Indco executed a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the "First Merchants Facility"). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco's cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco's cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco's obligations under the First Merchants Facility are secured by all of Indco's assets and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a "maximum total funded debt to EBITDA ratio" and maintain a "minimum fixed charge covenant ratio," both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement.

As of September 30, 2017, there were no outstanding borrowings under the revolving loan and $3,860,540 of borrowings under the term loan, and interest was accruing on the term loan at an effective interest rate of 4.98%.

As of March 31, 2018, there were no outstanding borrowings under the revolving loan and $3,236,966 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.63%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2017 and March 31, 2018.

	March 31,	September 30,
	2018	2017
Long term debt is due in monthly installments of $71,429 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco's assets and guaranteed by Janel.	$3,236,966	$3,860,540
Less current portion	(857,148)	(857,148)
	$2,379,818	$3,003,392

6.	DEBT - RELATED PARTY

Debt - related party consists of the following:

	March 31, 2018	September 30, 2017
Non-interest-bearing note payable to a related party, net of imputed interest due when earned	$-	$500,000
Less current portion	-	(500,000)
	$-	$-

During the six months ended March 31, 2018 the Company made aggregate note repayments of $500,000. As a result, the related party debt was paid in full.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DISCONTINUED OPERATIONS

In 2012, the Company elected to discontinue the operations of its New Jersey warehousing business and the operations of its food sales segment. The Company earned no revenues from discontinued operations in three and six months ended March 31, 2018 and 2017. Selling, general and administrative expenses associated with discontinued operations were $0 and ($37,547) for the six months ended March 31, 2018 and 2017, respectively. Liabilities related to the discontinued operations as of September 30, 2017 were $74,350 and were included in accrued expenses and other current liabilities.

The cash flows from the discontinued business for the three and six months ended March 31, 2017 were as follows:

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from discontinued operations	$(25,563)	$(37,547)
Net cash used in discontinued operations	$(25,563)	$(37,547)

8.	STOCKHOLDERS' EQUITY

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

For the six months ended March 31, 2018 and 2017, the Company declared preferred stock dividends of $197,034 and $255,412, respectively.

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

Series C Cumulative Preferred Stock
Series C Cumulative Preferred Stock, (the "Series C Stock") shares are entitled to receive annual dividends at a rate of 7% per annum of the Original Issuance Price of $10, when and if declared by the Company's board of directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the Original issuance Price, when and if declared by the Company's board of directors, such rate to increase by 1% annually beginning on January 1, 2019 and on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of March 31, 2018 and 2017 was 5% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the Original Issuance Price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the Original Issuance Price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $9,913,738 and $8,224,204 as of March 31, 2018 and September 30, 2017, respectively. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes and the fair value prior to modification was $7,705,120 and $6,172,898 after modification, for a change of $1,311,712. In accordance with ASC 260, "Earnings Per Share," this incremental benefit is treated as an adjustment to EPS for common stockholders.

On March 21, 2018, the Company sold 3,000 shares of the Series C Stock to an accredited investor (the "Investor") at a purchase price of $500 per share, or an aggregate of $1,500,000. The Company issued the shares of Series C Stock to the Investor on the same date. Such shares were sold to the Investor in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)	Treasury Stock

On March 31, 2017, the Company acquired 20,000 shares of its common stock for an aggregate of $240,000. This amount was paid in April 2017.

(C)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the "2017 Plan") pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company's board of directors in its role as the Compensation Committee.  The 2017 Plan was amended and restated on May 8, 2018, as discussed in more detail in note 14.

(D)	Warrants

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC, the Company issued warrants, all of which are currently outstanding, to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. The warrants expire on October 5, 2018. The Company has no other stock warrants outstanding.

9.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors adopted Janel's 2013 Non-Qualified Stock Option Plan (the "2013 Option Plan") providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, and employees of and consultants to the Company and its subsidiaries. At March 31, 2018 and September 30, 2017, a total of 73,121 equity options, were outstanding under the 2013 Option Plan and 12,879 options were still available for issuance.

On May 12, 2017, the board of directors adopted the 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company's common stock may be granted to directors, officers, and employees of and consultants to the Company. At March 31, 2018 and September 30, 2017, a total of 84,693 and 66,524 equity options and restricted stock awards, respectively, were outstanding under the 2017 Plan, and 15,307 and 33,476 shares, respectively, were still available for issuance.

Total stock-based compensation for the three months ended March 31, 2018 and 2017 amounted to $245,227 and $29,336, respectively, and was included in selling, general and administrative expense in the Company's statements of operations.  Total stock-based compensation for the six months ended March 31, 2018 and 2017 amounted to $416,468 and $59,923, respectively, and was included in selling, general and administrative expense in the Company's statements of operations.

(A)	Stock Options

During the six months ended March 31, 2018, 7,153 options were granted. The Company uses the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, the Company used the following assumptions:

Six Months Ended March 31, 2018
Risk-free interest rate	1.92 - 2.70%
Expected option term in years	5.00-6.50
Expected volatility	91.94% - 99.13%
Dividend yield	-%
Grant date fair value	$6.23 - $6.85

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	119,645	$4.64	7.5		$468.28
Granted	7,153	$9.07	9.6	$
Exercised	(14,000)	3.25
Outstanding balance at March 31, 2018	112,798	$5.09	7.4		$441.62
Exercisable at March 31, 2018	84,693	$4.40	6.9		$389.65

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at March 31, 2018 of $9.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2018, there was approximately $60,000 of total unrecognized compensation expense related to the unvested employee stock options. This expense is expected to be recognized over a weighted average period of 1.0 years.

There were no non-employee grants for the six-month period ended March 31, 2018.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	51,035	$7.58	9.8	$49.70
No activity	-	$-	-	$-
Outstanding balance at March 31, 2018	51,053	$7.58	9.3	$72.68
Exercisable at March 31, 2018	2,018	$4.13	8.5	$9.83

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company’s common stock at March 31, 2018 of $9.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2018, there was approximately $247,000 of total unrecognized compensation expense related to the unvested stock options. This expense is expected to be recognized over a weighted average period of 1.4 years.

Liability classified share-based awards

Additionally, during the three months ended March 31, 2018, 25,321 options were granted on Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Six Months Ended March 31, 2018
Risk-free interest rate	2.65 - 2.78%
Expected option term in years	4.02-6.27
Expected volatility	98.52% - 102.90%
Dividend yield	-%
Grant date fair value	$9.40 - $9.83

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	-	$-	-		$-
Granted	25,321	$7.97	8.4	$
Outstanding balance at March 31, 2018	25,321	$7.97	8.4		$46.81
Exercisable at March 31, 2018	12,384	$6.48	8.0		$31.21

The aggregate intrinsic value in the above table is calculated as the difference between the valuation price of Indco's common stock at March 31, 2018 of $12.07 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The compensation cost related to these options was $120,655 for the three-month period ended March 31, 2018 and is included in other liabilities in the consolidated financial statement.  The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options. Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and measured in accordance with ASC 480-10-35 at every reporting period until the options are settled. Changes in the fair value of the vested options are recognized in earnings in the consolidated financial statements.

The options are classified as liabilities, and the underlying shares of Indco’s common stock also contain put options which result in their classification as a mandatorily redeemable security. While their redemption does not occur on a fixed date, there is an unconditional obligation for the Company to repurchase the shares upon death, which is certain to occur at some point in time.

As of March 31, 2018, there was approximately $121,000 of total unrecognized compensation expense related to the unvested employee stock options. This expense is expected to be recognized over a weighted average period of 1.5 years.

(B)	Restricted Stock

During the six months ended March 31, 2018 there were no shares of restricted stock granted. Under the 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company's financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the 2017 Plan for the six months ended March 31, 2018:

		Weighted Average
	Restricted Stock	Grant Date Fair Value
Unvested at September 30, 2017	15,000	$8.01
Vested	(5,000)	$8.01
Unvested at March 31, 2018	10,000	$8.01

As of March 31, 2018, there was approximately $40,000 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of our non-employee unvested restricted stock under the 2017 Plan for the six months ended March 31, 2018:

		Weighted Average
	Restricted Stock	Grant Date Fair Value
Unvested at September 30, 2017	45,000	$8.04
Vested	(3,334)	$8.01
Unvested at March 31, 2018	41,666	$8.04

As of March 31, 2018, there was approximately $232,000 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.35 years.

10.	INCOME TAXES

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act included significant changes to existing law, including, among other items, a reduction to the U.S. federal statutory corporate tax rate from 34% to 21% effective January 1, 2018. ASC 740, "Income Taxes (Topic 740)," ("ASC 740") requires that the effects of changes in tax laws or rates be recognized in the period in which the law is enacted. Those effects, both current and deferred, are reported as part of the tax provision, regardless of income in which the underlying pretax income (expense) or asset (liability) was or will be reported.

The Company's estimated fiscal 2018 blended U.S. federal statutory corporate income tax rate of 24.2% was applied in the computation of the income tax provision for the three and six months ended March 31, 2018. The blended U.S. federal statutory corporate tax rate of 24.2% represents the weighted average of the pre-enactment U.S. federal statutory corporate tax rate of 34% prior to the January 1, 2018 effective date and the post-enactment U.S. federal statutory corporate tax rate of 21% thereafter.

11.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted (loss) income per share ("EPS") computations for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Income:
(Loss) income from continuing operations	$(216,337)	$265,770	$(36,643)	$343,452
Loss from discontinued operations	-	(25,563)	-	(37,547)
Net (loss) income	(216,337)	240,207	(36,643)	305,905
Preferred stock dividends	(91,317)	(126,344)	(197,034)	(255,412)
Gain on extinguishment of Preferred stock dividends Series C	-	-	1,311,712	-
Net (loss) income income attributable to common stockholders	$(307,654)	$113,863	$1,078,035	$50,493

Common Shares:
Basic - weighted average common shares	568,974	573,951	565,629	573,951
Effect of dilutive securities:
Stock options	-	84,155	-	101,408
Restricted stock	-	-	-	-
Warrants	-	-	-	-
Convertible preferred stock	-	21,271	-	21,271
Diluted - weighted average common stock	568,974	679,377	565,629	696,630

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
(Loss) income per Common Share:
Basic -
(Loss) income from continuing operations	$(0.38)	$0.46	$(0.06)	$0.60
Loss from discontinued operations	-	(0.04)	-	(0.07)
Net (loss) income	(0.38)	0.42	(0.06)	0.53
Preferred stock dividends	(0.16)	(0.22)	(0.35)	(0.44)
Gain on extinguishment of Preferred stock dividends Series C	-	-	2.32	-
Net (loss) income attributable to common stockholders	$(0.54)	$0.20	$1.91	$0.09

Diluted -
(Loss) income from continuing operations	$(0.38)	$0.39	$(0.06)	$0.49
Loss from discontinued operations	-	(0.04)	-	(0.05)
Net (loss) income	(0.38)	0.35	(0.06)	0.44
Preferred stock dividends	(0.16)	(0.18)	(0.35)	(0.37)
Gain on extinguishment of Preferred stock dividends Series C	-	-	2.32	-
Net (loss) income attributable to common stockholders	$(0.54)	$0.17	$1.91	$0.07

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive.

Potentially diluted securities as of March 31, 2018 and 2017 are as follows:

	March 31,
	2018	2017
Employee stock options	112,798	126,000
Non-employee stock options	51,053	6,053
Indco employee stock options	25,321	-
Employee restricted stock	10,000	-
Non-employee restricted stock	41,666	-
Warrants	250,000	250,000
Convertible preferred stock	21,271	21,271
	524,234	403,324

12.	BUSINESS SEGMENT INFORMATION

As of March 31, 2018, the Company operates in two reportable segments, Global Logistics Services and Manufacturing, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company's reportable segments for the three and six months ended March 31, 2018 and 2017:

For the three months ended March 31, 2018	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	20,355,424	18,180,140	2,175,284	-
Forwarding expenses and cost of revenues	15,513,335	14,653,410	859,925	-
Gross margin	4,842,089	3,526,730	1,315,359	-
Selling, general and administrative	4,781,495	3,028,173	927,520	825,802
Amortization of intangible assets	200,959	-	-	200,959
(Loss) income from operations	(140,365)	498,557	387,839	(1,026,761)
Interest expense	116,893	68,169	48,724	-
Identifiable assets	40,704,045	12,084,319	2,158,881	26,460,845
Capital expenditures	743	-	743	-

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2017	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	17,841,023	15,482,185	2,358,838	-
Forwarding expenses and cost of revenues	13,501,372	12,415,154	1,086,218	-
Gross margin	4,339,651	3,067,031	1,272,620	-
Selling, general and administrative	3,552,083	2,486,391	656,806	408,886
Amortization of intangible assets	191,665	-	2,501	189,164
Income (loss) from operations	595,903	580,640	600,857	(585,594)
Interest expense	192,222	121,757	70,464	-
Identifiable assets	35,341,280	12,048,964	2,210,576	21,081,740
Capital expenditures	12,075	-	12,075	-

For the six months ended March 31, 2018	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	39,628,542	35,528,158	4,100,384	-
Forwarding expenses and cost of revenues	30,197,810	28,610,090	1,587,720	-
Gross margin	9,430,732	6,918,068	2,512,664	-
Selling, general and administrative	8,879,540	5,783,857	1,698,874	1,396,809
Amortization of intangible assets	394,125	-	-	394,125
Income (loss) from operations	157,067	1,134,211	813,790	(1,790,934)
Interest expense	233,828	134,801	99,027	-
Identifiable assets	40,704,045	12,084,319	2,158,881	26,460,845
Capital expenditures	38,143	-	38,143	-

For the six months ended March 31, 2017	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	35,696,520	31,535,356	4,161,164	-
Forwarding expenses and cost of revenues	27,253,402	25,354,257	1,899,145	-
Gross margin	8,443,118	6,181,099	2,262,019	-
Selling, general and administrative	7,154,145	5,145,458	1,263,712	744,975
Amortization of intangible assets	383,331	-	5,000	378,331
Income (loss) from operations	905,642	1,035,641	968,395	(1,098,394)
Interest expense	382,527	239,689	142,837	-
Identifiable assets	35,341,280	12,048,964	2,210,576	21,081,740
Capital expenditures	130,608	22,793	107,814	-

13.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sales to one major customer were approximately 10% and 12% for the three months ended March 31, 2018 and 2017, respectively. Sales to one major customer were approximately 11% and 11% for the six months ended March 31, 2018 and 2017, respectively.

14.	SUBSEQUENT EVENTS

On May 8, 2018, AB HoldCo, Inc. (“Parent”), a wholly-owned subsidiary of Janel, and AB Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Parent, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Antibodies Incorporated (“Antibodies”), Richard Krogsrud, solely as the representative of the stockholders of Antibodies (the “Antibodies Stockholders”), and certain Antibodies Stockholders signatory thereto. Pursuant to the Merger Agreement, Janel will indirectly acquire Antibodies by way of the merger of Merger Sub with and into Antibodies, with Antibodies being the surviving corporation (the “Merger”). Upon the closing of the Merger and as a result of the Merger, Antibodies will become a direct wholly-owned subsidiary of Parent and an indirect wholly-owned subsidiary of Janel.

Under the terms of the Merger Agreement, the aggregate merger consideration is $5,000,000, subject to certain adjustments as set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement, $500,000 of the merger consideration will be placed into an escrow account to secure general indemnification claims against the Antibodies Stockholders, including, without limitation, (i) misrepresentations and breaches of warranties made by Antibodies and the Antibodies Stockholders, (ii) breaches or nonperformance of any of Antibodies’ covenants or agreements, and (iii) certain covered taxes. The indemnification obligations of the parties under the Merger Agreement are subject to certain monetary limitations as set forth in the Merger Agreement.

The boards of directors of both Janel and Antibodies have approved the Merger and the Merger Agreement. The consummation of the Merger is subject to certain customary closing conditions, including, among others, approval of the Merger and the Merger Agreement by the holders of a majority of the outstanding shares of Antibodies’ common stock, the receipt of certain consents from third parties, and no more than a certain percentage of shares of Antibodies’ common stock having exercised appraisal rights under the California General Corporation Law (the “CGCL”) prior to the deadline provided in the CGCL. The completion of the Merger is not subject to a financing condition. The Merger Agreement contains certain customary termination rights of each of Parent and Antibodies.

In addition, on May 8, 2018, the board of directors of Janel amended and restated the 2017 Plan (as amended and restated, the “Amended Plan”). The provisions and terms of the Amended Plan are the same as those in the 2017 Plan, except that the Amended Plan removes the ability of Janel to award incentive stock options and removes the requirement for stockholder approval of the 2017 Plan.

Janel has determined that there were no other events or transactions occurring subsequent to March 31, 2018 that would have a material impact on Janel's results of operations or financial condition as of March 31, 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements as at and for the three months ended March 31, 2018 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q (the "Report"). See section heading "Note Regarding Forward-Looking Statements" below.

As used throughout this Report, "we," "our," "Janel," "the Company," "Registrant" and similar words refer to Janel Corporation.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that reflect management's current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words "may," "will," "intends," "plans," projects," "believes," "should," "expects," "predicts," "anticipates," "estimates," and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management's best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K/A.

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

Effective March 5, 2018, the Company acquired all of the outstanding common stock of Aves Labs, Inc. ("Aves"). Aves provides high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.

Effective January 3, 2018, the Company purchased Global Trading Resources, Inc. ("GTRI"), a full-service cargo transportation logistics management services provider, which provides freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

On April 1, 2017, the Company purchased W.J. Byrnes & Co. ("Byrnes"), a global logistics services provider with five U.S. locations.

The Company's manufacturing segment is comprised of Indco, Inc. ("Indco"), which is a majority-owned subsidiary of the Company and Aves, which is a wholly-owned subsidiary of the Company. Indco manufactures and distributes mixing equipment and apparatus for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers. Aves provides high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.

The Company employs 123 full-time and five part-time employees in the United States. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider relations with our employees to be good.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to revenue recognition, the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and deferred income taxes. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. Note 1 of the notes to consolidated financial statements in our Annual Report on Form 10-K/A for the year ended September 30, 2017 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of certain accounting policies and estimates.

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Tax Reform Act”), which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company has made a reasonable estimate and recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements.

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

EBITA

Our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be growing the value of our intangible assets such as customer relationships. Because these charges are not indicative of our operations, we believe that earnings before interest, taxes, and amortization, or EBITA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business that is more representative of the actual results of our operations.

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

The following table sets forth a reconciliation of income (loss) from operations to EBITA:

Three and Six Months Ended March 31,
(in thousands)

	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
(Loss) income from operations	$(140)	$157	$596	$906
Addback: amortization	$201	$394	$192	$383
EBITA	$61	$551	$788	$1,289

Results of Operations - Global Logistics Services – Three Months Ended March 31, 2018 and 2017

Janel Group helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Revenue

Total revenue from continuing operations for the three months ended March 31, 2018 was $18,180,140, as compared to $15,482,185 for the three months ended March 31, 2017, an increase of $2,697,955 or 17.4%. This increase mainly is the result of additional revenue from the acquisitions of Byrnes and GTRI.

Net Revenue

Net revenue from continuing operations for the three months ended March 31, 2018 was $3,526,730, an increase of $459,699, or 15.0%, as compared to $3,067,031 for the three months ended March 31, 2017. The increase is mainly the result of additional net revenue from the Byrnes and GTRI acquisitions, which added net revenue of $498,093, offset by a slight organic decline in our base business and a slight decline in net revenue as a percentage of revenue due to mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations for the three months ended March 31, 2018 were $3,028,173, as compared to $2,486,391for the three months ended March 31, 2017. This is an increase of $541,782, or 21.8%. The increase mainly was due to additional expenses from two acquisitions, acquisition integration expense and investment in a marketing program, somewhat offset by a reallocation of administrative expenses from Janel Group to the corporate group and cost efficiencies across the rest of Janel Group. As a percentage of revenue, selling, general and administrative expenses were 16.7% and 16.1% of revenue for the three months ended March 31, 2018 and 2017, respectively.

Income from Operations

Janel Group earned income from operations of $498,557 for the three months ended March 31, 2018 as compared to $580,640 for the three months ended March 31, 2017, a decrease of $82,083, or 14.1%. Income from operations declined due to acquisition integration expenses and investments in a marketing program, somewhat offset by a reallocation of administrative expenses from Janel Group to the corporate group and cost efficiencies across the rest of Janel Group.

Results of Operations - Manufacturing – Three Months Ended March 31, 2018 and 2017

The Company's manufacturing segment is comprised of its majority-owned Indco subsidiary, and Aves, which is a wholly-owned subsidiary of the Company. Indco manufactures and distributes industrial mixing equipment and provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include over 2,500 standard product configurations, both manufactured and distributed, available for order from Indco's website and its print catalog, mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. Aves provides high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.

Revenue

Total revenue from continuing operations for the three months ended March 31, 2018 was $2,175,284, as compared to $2,358,838 for the three months ended March 31, 2017 a decrease of $183,544 or 7.8%. The revenue decrease occurred across our manufacturing product lines partially offset by revenue from the acquisition of Aves, which contributed $81,052.

Gross Profit Margin

Gross profit for the three months ended March 31, 2018 was $1,315,359, an increase of $42,739, or 3.4%, as compared to $1,272,620 for the three months ended March 31, 2017. The acquisition of Aves accounted for nearly all of the gross profit increase. The gross profit margin for the three months ended March 31, 2018 was 60.5%, as compared to 54.0% for the three months ended March 31, 2017, with the increase due to a mix shift to some higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $927,520 and $656,806 for the three months ended March 31, 2018 and 2017, respectively. Selling, general and administrative expenses increased as a percentage of revenue due to a product mix shift, a stock-based compensation expense of $120,655 related to new Indco option grants and new expenses from the acquisition of Aves.

Income from Operations

The Manufacturing segment earned $387,839 and $600,857 in income from operations for the three months ended March 31, 2018 and 2017, respectively, a decrease of $213,018, or 35.5%. The decrease primarily is due to a stock option expense in the quarter and a decline in revenue to existing customers, partially offset by contributions from the acquisition of Aves.

Results of Operations – Janel Corporation – Three Months Ended March 31, 2018 and 2017

Revenue

On a consolidated basis, the Company earned revenue of $20,355,424 for the three months ended March 31, 2018, as compared to $17,841,023 for the three months ended March 31, 2017. The increase of $2,514,401, or 14.1%, was the result of higher revenues in the Global Logistics Services segment offset by lower revenues in the Manufacturing segment.

EBITA

On a consolidated basis, the Company earned EBITA of $60,594 for the three months ended March 31, 2018, as compared to $787,568 for the three months ended March 31, 2017, a decrease of $726,974 or 92.3%. Just over half of the decline in EBITA is due to stock-based compensation expense and a decline in profits at our business segments. The balance of the decline relates to higher professional fees and higher expenses associated with acquisition activities.

Amortization

For the three months ended March 31, 2018 and 2017, corporate amortization expenses were $200,959 and $191,665, respectively. These amounts do not include the amortization associated with the Indco term loan origination fee. This increase is the result of the full-year impact of amortizing intangible assets associated with the Byrnes acquisition and additional intangible asset amortization associated with the GTRI acquisition.

Interest Expense

Interest expense for the consolidated Company decreased $75,329, or 39.2%, to $116,838 for the three months ended March 31, 2018 from $192,222 for the three months ended March 31, 2017. The decrease is due primarily to a new credit facility with a lower interest rate and a lower debt level in the Manufacturing segment, partially offset by acquisition related borrowings.

Income Taxes

On a consolidated basis, the Company recorded an income tax benefit of $40,921 for the three months ended March 31, 2018, as compared to a $137,911 income tax expense for the three months ended March 31, 2017. The decrease is due to the new tax rate provided for in the Tax Reform Act and a corresponding one-time income tax benefit of $49,284.  On December 22, 2017, the United States enacted tax reform legislation through the Tax Reform Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%. As a result of enactment of the Tax Reform Act, the Company has made a reasonable estimate and recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and expects to continue to use through ongoing profitability.

Loss from Discontinued Operations

On August 28, 2013, the Company sold its New Jersey freight forwarding and logistics operations, and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and expenses associated with the food segment are included in discontinued operations. The three months ended March 31, 2017 reflect a loss from discontinued operations of ($25,563).

Preferred Stock Dividends

Preferred stock dividends include $15,000 in annual dividends, paid quarterly, on the Company's Series A Convertible Preferred Stock and dividends accrued but not paid on the Company's Series C Cumulative Preferred Stock (the "Series C Stock"). For the three months ended March 31, 2018 and 2017, preferred stock dividends were $91,317 and $126,344, respectively. The decrease of $35,351, or 27.7%, is the result of the reduction of the interest rate on the Series C Stock. See note 8 to the consolidated financial statements for additional information.

Net (Loss) Income

Net loss was $216,337, or $0.54 per diluted share, for the three months ended March 31, 2018. Net income was $240,207, or $0.17 per diluted share, for the three months ended March 31, 2017. The decrease from 2017 to 2018 is primarily due to higher professional fees and stock based compensation of $120,655, partially offset by the one-time income tax benefit of $49,284 during the first quarter of fiscal 2018 related to the estimated re-measurement of certain deferred tax assets as a result of a reduction in the corporate tax rate from 34% to 21%, lower interest expense and lower discontinued operations expenses in fiscal 2017.

Income (Loss) Available to Common Stockholders

Income (loss) available to holders of common shares ("Common Stockholders") was ($307,654), or ($0.54) per diluted share, for the three months ended March 31, 2018 and $113,863, or $0.17 per diluted share, for the three months ended March 31, 2017. The decrease primarily is due to higher professional fees, stock-based compensation and higher expenses associated with acquisition activities, partially offset by the decrease to the annual dividend rate of the Series C Stock.

Results of Operations Global Logistics Services - Six Months Ended March 31, 2018 and 2017

Revenues

Total revenues from continuing operations for the six months ended March 31, 2018 were $35,528,158, as compared to $31,535,356 for the six months ended March 31, 2017. The increase primarily is due to the acquisitions of Byrnes and GTRI.

Net Revenue

Net revenue from continuing operations for the six months ended March 31, 2018 was $6,918,068, an increase of $736,969, or 11.9%, as compared to $6,181,099 for the six months ended March 31, 2017. The increase is mainly the result of additional net revenue from the Byrnes and GTRI acquisitions which added net revenue of $812,348 offset by a slight organic decline in our base business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations for the six months ended March 31, 2018 were $5,783,857 as compared to $5,145,458 for the six months ended March 31, 2017. This is an increase of $638,399, or 12.4%. The increase is due to additional expenses from two acquisitions, acquisition integration expenses and investments in a marketing program, somewhat offset by a reallocation of administrative expenses from Janel Group to the corporate group and cost efficiencies across the rest of Janel Group.

Income from Operations

Janel Group earned income from operations of $1,134,211 for the six months ended March 31, 2018, as compared to $1,035,641 for the six months ended March 31, 2017, an increase of $98,570, or 9.5%. Income from operations increased due to two acquisitions offset somewhat by integration expenses and investments in a marketing program.

Result of Operations - Manufacturing - Six Months Ended March 31, 2018 and 2017

Revenue

Total revenue from continuing operations for the six months ended March 31, 2018 was $4,100,384, as compared to $4,161,164 for the six months ended March 31, 2017 a decrease of $60,780, or 1.5%. The revenue decrease occurred across our manufacturing product lines partially offset by the revenue from the acquisition of Aves.

Gross Profit

Gross profit for the six months ended March 31, 2018 was $2,512,664, an increase of $250,645, or 11.1%, as compared to $2,262,019 for the six months ended March 31, 2017. The gross profit margin for the six months ended March 31, 2018 was 61.3%, as compared to 54.4% for the six months ended March 31, 2017 due to a mix shift to some higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $1,698,874 and $1,263,712 for the six months ended March 31, 2018 and 2017, respectively. Selling, general and administrative expenses increased as a percentage of revenue due to a stock-based compensation expense of $120,655, product mix shift, and new expenses from the acquisition of Aves.

Income from Operations

The Manufacturing segment earned $813,790 and $968,395 in income from operations for the six months ended March 31, 2018 and 2017, respectively, a decrease of $154,605, or 16.0%. The decrease primarily is due to a stock option expense in the quarter and a decline in revenue to existing customers, partially offset by a contribution from the acquisition of Aves.

Results of Operations – Janel Corporation – Six Months Ended March 31, 2018 and 2017

Revenue

On a consolidated basis, the Company earned revenue of $39,628,542 for the six months ended March 31, 2018, as compared to $35,696,520 for the six months ended March 31, 2017. The increase of $3,932,022, or 11.0%, was the result of higher revenues due to acquisitions, offset by lower revenues due to slight organic declines in our base business at both segments.

Income from Operations

On a consolidated basis, the Company earned income from operations of $157,067 for the six months ended March 31, 2018, as compared to $905,642 for the six months ended March 31, 2017, a decrease of $748,575, or 82.7%. The majority of the decline is due to stock-based compensation expense, a decline in profits at the Company’s business segments, higher professional fees and higher expenses associated with acquisition activities.

EBITA

EBITA declined to $551,192 for the six months ended March 31, 2018, as compared to $1,288,973 for the six months ended March 31, 2017, a decrease of $737,781, or 57.2%, due to stock-based compensation expense, a decline in profits at the Company’s business segments, higher professional fees and higher expenses associated with acquisition activities. See "Non-GAAP Financial Measures" for more detail.

Amortization

For the six months ended March 31, 2018 and 2017, corporate amortization expenses were $394,125 and $383,331, respectively. These amounts do not include the amortization associated with the Indco term loan origination fee. This increase is the result of the full-year impact of amortizing intangible assets associated with the Byrnes acquisition and additional intangible asset amortization associated with the acquisitions of GTRI and Aves.

Interest Expense

Interest expense for the consolidated Company decreased $148,699, or 38.9%, to $233,828 for the six months ended March 31, 2018 from $382,527 for the six months ended March 31, 2017. The decrease is due primarily to a new credit facility with a lower interest rate and a lower debt level at the Manufacturing segment, partially offset by acquisition-related borrowings.

Income Taxes

On a consolidated basis, the Company recorded an income tax benefit of $40,118 for the six months ended March 31, 2018, as compared to a $179,663 income tax expense for the six months ended March 31, 2017. The decrease is due to the new tax rate provided for in the Tax Reform Act and the corresponding one-time income tax benefit of $49,284. On December 22, 2017, the United States enacted tax reform legislation through the Tax Reform Act, which significantly changes the existing U.S. tax laws, including by reducing the corporate tax rate from 34% to 21%. As a result of enactment of the legislation, the Company has made a reasonable estimate and recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and expects to continue to use through ongoing profitability.

Loss from Discontinued Operations

On August 28, 2013, the Company sold its New Jersey freight forwarding and logistics operations, and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and expenses associated with the food segment are included in discontinued operations. The six months ended March 31, 2017 reflect a loss from discontinued operations of ($37,547). Refer to note 6 to the consolidated financial statements for more information.

Preferred Stock Dividends

Preferred stock dividends include $15,000 in annual dividends, paid quarterly, on the Company's Series A Convertible Preferred Stock and dividends accrued but not paid on the Company's Series C Stock. For the six months ended March 31, 2018 and 2017, preferred stock dividends were $197,034 and $255,412, respectively. The decrease of $58,378, or 22.9%, is the result of the reduction of interest rate on Series C Stock. See note 7 to the consolidated financial statements for additional information.

Net (Loss) Income

Net loss was $36,643, or $1.91 per diluted share, for the six months ended March 31, 2018 and net income of $305,905, or $0.07 per diluted share, for the six months ended March 31, 2017. The decrease is primarily due to higher professional fees and stock based compensation of $120,655, partially offset by the one-time income tax benefit of $49,284 during the first quarter of fiscal 2018 related to the estimated re-measurement of certain deferred tax assets as a result of a reduction in the corporate tax rate from 34% to 21%, partially offset by lower interest expense and lower discontinued operations expenses in fiscal 2017.

Income Available to Common Stockholders

Income available to Common Stockholders was $1,078,035, or $1.91 per diluted share, for the six months ended March 31, 2018 and $50,493, or $0.07 per diluted share, for the six months ended March 31, 2017. The increase primarily is due to the gain on extinguishment of Series C Stock dividends of $1,311,712, offset by an increase in professional fees, stock-based compensation and higher expenses associated with acquisition activities.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements, including satisfying debt obligations and funding working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond Janel's control. Janel's subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, Janel does not make significant capital expenditures.

Janel's cash flow performance for the six months ended March 31, 2018 is not necessarily indicative of future cash flow performance.

As of March 31, 2018, the Company's cash and working capital deficiency (current assets minus current liabilities) was $746,252 and $6,850,492 as compared to $987,848 and $6,873,283 as of September 30, 2017. The decreases are considered nominal, representing relatively stable collections from customers and payments of vendors.

Cash flows from continuing operating activities

Net cash provided by continuing operating activities for the six months ended March 31, 2018 and 2017 was $1,204,193 and $1,010,774, respectively. The increase in cash provided by continuing operations for the six months ended March 31, 2018 was driven principally by the timing of cash payments to vendors and a decrease in accounts receivable.

Cash flows from discontinued operating activities

Net cash used in discontinued operating activities was $37,547 for the six months ended March 31, 2017. The net cash used is related to legal fees and settlements. There was no net cash used in discontinued operating activities for the six months ended March 31, 2018.

Cash flows from investing activities

Net cash used in investing activities was $2,359,202 and $130,607 for the six months ended March 31, 2018 and 2017.  In the six months ended March 31, 2018, the activity consisted mainly of the acquisitions of Aves and GTRI. In the six months ended March 31, 2017, the activity related to the purchase of fixed assets.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $913,413 for the six months ended March 31, 2018 and $(1,043,176) for the six months ended March 31, 2017. Net cash provided by financing activities for the six months ended March 31, 2018 primarily includes the proceeds from the sale of additional shares of Series C Stock. Net cash used in financing activities for the six months ended March 31, 2017 primarily related to payments on bank loans, notes payable, and treasury stock acquisitions.

Credit Facilities

Global Logistics Services

Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the "Janel Borrowers") entered into a Loan and Security Agreement (the "Presidential Loan Agreement") with Presidential Financial Corporation with respect to a revolving line of credit facility (the "Presidential Facility"). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10.0 million limited to 85% of the Janel Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to 5% above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers' obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Facility was terminated on October 17, 2017 and the Company replaced the Presidential Facility with the Santander Bank Facility, the Presidential Facility.

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

On March 21, 2018, the Janel Group Borrowers, the Company, and Aves entered into an amendment with Santander (the "Santander Amendment") with respect to the Santander Loan Agreement. Pursuant to the Santander Amendment, and among other changes effected by such Santander Amendment, Aves was added as a Loan Party Obligor (but not a Janel Group Borrower) under the Santander Loan Agreement, the maximum amount available under the Santander Loan Agreement was increased from $10.0 million to $11.0 million (subject to 85% of eligible receivables), the foreign account sublimit was increased from $1.5 million to $2.0 million, a one-time waiver was granted until May 31, 2018 for the stated event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017, and a one-time waiver, retroactive to March 5, 2018, of the provision that prohibits the Company from using proceeds of the revolving loan to finance acquisitions was granted for the purpose of partially funding the acquisition of Aves.

At March 31, 2018, outstanding borrowings under the Santander Facility were $6,642,524, representing 73.34% of the $9,057,588 available thereunder, and interest was accruing at an effective interest rate of 5.25%. As of March 31, 2018, Santander had granted the Janel Group Borrowers a one-time waiver until May 31, 2018 for an event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017.  Such event of default was subsequently remedied.  Other than as specifically referenced above, the Janel Group Borrowers are in compliance with the covenants defined in the Santander Loan Agreement as of March 31, 2018.

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

Manufacturing

First Merchants Bank Facility

On March 21, 2016, Indco executed a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank with respect to a $6,000,000 term loan and $1,500,000 (limited to the borrowing base and reserves) revolving loan (together, the "First Merchants Facility"). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco's cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco's cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco's obligations under the First Merchants Facility are secured by all of Indco's assets and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a "maximum total funded debt to EBITDA ratio" and maintain a "minimum fixed charge covenant ratio," both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement.

As of March 31, 2018, there were no outstanding borrowings under the revolving loan and $3,236,966 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.63%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at March 31, 2018.

Working Capital Requirements

Indco's cash needs are currently met by the term loan and revolving credit facility under the First Merchants Credit Agreement and cash on hand. As of March 31, 2018, Indco had $1.5 million available under its $1.5 million revolving facility subject to collateral availability and $320,366 in cash. The Company believes that the current financial resources will be sufficient to finance Indco’s operations and obligations (current and long-term liabilities) for the long and short terms. However, actual working capital needs for the long and short terms will depend upon numerous factors, including operating results, the cost associated with growing Indco either internally or through acquisition, competition, and the availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Indco's operations will be materially negatively impacted.

CURRENT OUTLOOK

The results of operations in both the Global Logistics Services and Manufacturing segments are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel Group’s various current and prospective customers. Historically, the Company's quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group's international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor. As a result, there can be no assurance that historical patterns will continue in future periods.

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

In addition to supporting its subsidiaries' growth plans, the Company may seek to grow by entering new business segments through acquisition.

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

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to provide reasonable assurance that information that is required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013).

In connection with the preparation of the Company's Quarterly Report on Form 10-Q, management identified the following material weaknesses as of March 31, 2018:

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

As a result of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2018.

Our management performed analyses, substantive procedures, and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Form 10-Q as of March 31, 2018 are fairly presented, in all material respects, and in conformity with U.S. GAAP.

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

Exhibit No.

2.1
Agreement and Plan of Merger, dated May 8, 2018, by and among Antibodies Incorporated, AB HoldCo, Inc., AB Merger Sub, Inc., Richard Krogsrud, as Representative of the Stockholders, and the Rollover Stockholders signatory thereto (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed May 11, 2018, File No. 333-60608)

10.1
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

10.2	Janel Corporation 2017 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2018, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer*
101
Interactive data files providing financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders' Equity for the six months ended March 31, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements**

*	Filed herewith
**	In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2018	JANEL CORPORATION
Registrant

/s/ Brendan J. Killackey
Brendan J. Killackey
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer