Form 10-Q/A
period 2018-03-31
JANEL CORP
filed 2018-05-22
CIK 1133062

UNITED STATES
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to Janel Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2018, as filed with the Securities and Exchange Commission on May 21, 2018 (the "Form 10-Q"), is to furnish the interactive data file attached hereto as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 furnishes the unaudited consolidated financial statements and related unaudited notes to consolidated financial statements formatted in Extensible Business Reporting Language (XBRL).

Janel Corporation is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

ITEM 6.	EXHIBIT INDEX

Exhibit No.

2.1
Agreement and Plan of Merger, dated May 8, 2018, by and among Antibodies Incorporated, AB HoldCo, Inc., AB Merger Sub, Inc., Richard Krogsrud, as Representative of the Stockholders, and the Rollover Stockholders signatory thereto (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed May 11, 2018, File No. 333-60608)

10.1
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

10.2	Janel Corporation 2017 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 11, 2018, File No. 333-60608)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer*
101
Interactive data files providing financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders' Equity for the six months ended March 31, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2018	JANEL CORPORATION
Registrant

/s/ Brendan J. Killackey
Brendan J. Killackey
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
101
Interactive data files providing financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017, (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders' Equity for the six months ended March 31, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements