Form 10-Q
period 2018-06-30
JANEL CORP
filed 2018-08-13
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes☒           No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    ☐           No☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐           No☒

The number of shares of Common Stock outstanding as of August 14, 2018 was 567,951.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended June 30, 2018

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$518,682	$987,848
Accounts receivable, net of allowance for doubtful accounts	17,395,658	14,983,100
Inventory	2,046,875	349,813
Prepaid expenses and other current assets	514,253	324,745
Total current assets	20,475,468	16,645,506
Propert and Equipment, net	3,900,323	392,827
Other Assets:
Intangible assets, net	12,266,284	11,848,598
Goodwill	11,697,685	9,745,191
Security deposits and other long term assets	260,584	115,493
Total other assets	24,224,553	21,709,282
Total assets	$48,600,344	$38,747,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$7,994,176	$6,138,537
Note payable - related party	-	500,000
Accounts payable - trade	15,185,085	13,325,689
Accrued expenses and other current liabilities	2,737,567	1,572,124
Dividends payable	1,422,064	1,125,291
Current portion of long-term debt	896,860	857,148
Total current liabilities	28,235,752	23,518,789
Other Liabilities:
Long-term debt
Long-term debt	4,053,069	3,003,392
Subordinated promissory notes	343,807	-
Mandatorily redeemable non-controlling interest	671,110	671,110
Deferred income taxes	890,608	257,072
Other liabilities	224,663	78,568
Total other liabilities	6,183,257	4,010,142
Total liabilities	$34,419,009	$27,528,931
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series A 20,000 shares authorized and 20,000 shares issued and outstanding	20	20
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	1	1
Series C 20,000 shares authorized and 20,000 shares issued and outstanding at June 30, 2018 and 14,205 shares issued and outstanding at September 30, 2017 liquidation value $12,918,477 and $8,224,204 as of June 30, 2018 and September 30, 2017, respectively	21	15
Common stock, $0.001 par value; 4,500,000 shares authorized, 587,951 issued and 567,951 outstanding as of June 30, 2018 and 573,951 issued and 553,951 outstanding as of September 30, 2017	588	574
Paid-in capital	15,328,371	12,312,054
Treasury stock, at cost, 20,000 shares	(240,000)	(240,000)
Accumulated deficit	(907,666)	(853,980)
Total stockholders' equity	14,181,335	11,218,684
Total liabilities and stockholders' equity	$48,600,344	$38,747,615

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue:
Global logistic services	$20,068,239	$17,963,837	$55,596,397	$49,499,193
Manufacturing	2,431,019	2,283,041	6,531,403	6,444,205
Total Revenues	22,499,258	20,246,878	62,127,800	55,943,398
Cost and Expenses:
Forwarding expenses	16,310,873	14,455,926	44,920,963	39,810,183
Cost of revenues - manufacturing	940,327	989,313	2,528,047	2,888,458
Selling, general and administrative	5,031,499	3,986,752	13,911,039	11,140,897
Amortization of intangible assets	200,186	195,666	594,311	578,997
Total Costs and Expenses	22,482,885	19,627,657	61,954,360	54,418,535

Income from Operations	16,373	619,221	173,440	1,524,863
Other Items:
Interest expense net of interest income	(107,049)	(184,280)	(340,877)	(566,807)
(Loss) income from Continuing Operations Before Income Taxes	(90,676)	434,941	(167,437)	958,056
Income tax benefit (expense)	73,633	(169,139)	113,751	(348,802)
(Loss) income from Continuing Operations	(17,043)	265,802	(53,686)	609,254
Loss from discontinued operations, net of tax	-	(9,331)	-	(46,878)
Net (loss) income	(17,043)	256,471	(53,686)	562,376
Preferred stock dividends	(110,990)	(127,706)	(308,024)	(383,118)
Gain on extinguishment of Preferred Stock Series C dividends	-	-	1,311,712	-
Net (Loss) Income Available to Common Shareholders	$(128,033)	$128,765	$950,002	$179,258

(Loss) income per share from continuing operations:
Basic	$(0.03)	$0.48	$(0.09)	$1.07
Diluted	$(0.03)	$0.42	$(0.09)	$0.88
Loss per share from discontinued operations:
Basic	$-	$(0.02)	$-	$(0.08)
Diluted	$-	$(0.02)	$-	$(0.07)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.22)	$0.23	$1.67	$0.32
Diluted	$(0.22)	$0.21	$1.67	$0.26
Weighted average number of shares outstanding:
Basic	576,285	553,951	569,181	567,309
Diluted	576,285	625,997	569,181	693,332

 The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended June 30, 2018
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN	TREASURY STOCK		RETAINED	TOTAL
	SHARES	$	SHARES	$	CAPITAL	SHARES	$	EARNINGS	EQUITY
Balance - September 30, 2017	35,476	$36	573,951	$574	$12,312,054	20,000	$(240,000)	$(853,980)	$11,218,684
Issuance of Series C preferred stock	5,795	6	-	-	2,897,494	-	-	-	2,897,500
Net loss	-	-	-	-	-	-	-	(53,686)	(53,686)
Dividends to preferred stockholders	-	-	-	-	(308,024)	-	-	-	(308,024)
Dividend to non-controlling interest	-	-	-	-	(50,364)	-	-	-	(50,364)
Stock based compensation	-	-	-	-	431,725	-	-	-	431,725
Stock option exercise	-	-	14,000	14	45,486	-	-	-	45,500
Balance - June 30, 2018	41,271	$42	587,951	$588	$15,328,371	20,000	$(240,000)	$(907,666)	$14,181,335

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(53,686)	$562,376
Plus (loss) from discontinued operations	-	46,878
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for uncollectible accounts	(9,877)	82,460
Depreciation	75,298	85,291
Deferred income tax	(86,558)	259,896
Amortization of intangible assets	594,311	578,997
Amortization of imputed interest	-	21,526
Amortization of loan costs	7,500	-
Stock based compensation	577,820	173,143
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,573,405)	(753,105)
Inventory	70,087	24,510
Prepaid expenses and sundry current assets	(69,556)	(87,655)
Security deposits and other long term assets	(20,091)	-
Accounts payable and accrued expenses	1,606,994	1,881,247
Net cash provided by continuing operations	1,118,837	2,875,564
Net cash used in discontinued operations	-	(46,878)
Net cash provided by operating activities	1,118,837	2,828,686
Cash Flows From Investing Activities:
Acquisition of property and equipment	(96,700)	(136,118)
Cash acquired from acquisition	-	115,986
Acquisition of subsidiary	-	(100,000)
Note receivable	(125,000)	-
Acquisition of Aves, net of cash acquired	(1,902,910)	-
Acquisition of GTRI, net of cash acquired	(418,149)	-
Acquisition of Antibodies, net of cash acquired	(4,364,158)	-
Net cash used in investing activities	(6,906,917)	(120,132)
Cash Flows From Financing Activities:
Dividends paid to preferred stockholder	(11,250)	(11,250)
Dividends paid to minority shareholder	(50,364)	-
Repayments of term loan	(935,361)	(1,032,951)
Proceeds from senior secured term loan	2,024,750	-
Proceeds from sale of Series C Preferred Stock	2,897,500	-
Proceeds from stock option exercise	45,500	-
Line of credit, proceeds, net	1,848,139	-
Repayment of notes payable - related party	(500,000)	(500,000)
Treasury stock acquisition	-	(240,000)
Net cash provided by (used in) in financing activities	5,318,914	(1,784,201)
Net (decrease) increase in cash	(469,166)	924,353
Cash at beginning of the period	987,848	965,115
Cash at end of period	$518,682	$1,889,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$326,565	$545,281
Income taxes	$61,650	$145,470
Non-cash investing activities:
Subordinated promissory notes of Antibodies	$343,807	$-
Contingent earn-out acquisition of Aves	$497,600	$-
Non-cash financing activities:
Dividends declared to preferred stockholders	$296,774	$371,868

 The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Global Logistics Services

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

On April 1, 2017, the Company acquired W.J. Byrnes & Co. ("Byrnes"), a global logistics services provider with five U.S. locations.

Manufacturing

On January 3, 2018, the Company acquired Global Trading Resources, Inc. ("GTRI"), a full-service cargo transportation logistics management services provider, which provides freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. See note 3.

The Company's manufacturing segment is comprised of Indco, Inc. ("Indco"), Aves Labs, Inc. ("Aves") and Antibodies Incorporated ("Antibodies").  Indco, which is a majority-owned subsidiary of the Company, manufactures and distributes mixing equipment and apparatus for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers. Aves is a wholly-owned subsidiary of the Company and is a manufacturer and distributor of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Antibodies is a wholly-owned subsidiary of the Company and is a manufacturer and distributor of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and a developer and practitioner of ImmunoAssays for academic and industry research scientists.

On March 5, 2018, the Company acquired all of the outstanding common stock of Aves. See note 3.

On June 22, 2018, the Company acquired Antibodies via merger. See note 3.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, which Janel owns 91.65% of, with a non-controlling interest held by existing Indco management. The Indco non-controlling interest is mandatorily redeemable and is recorded as a liability. See note 1. All intercompany transactions and balances have been eliminated in consolidation.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net of allowance for doubtful accounts

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company's customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers' ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of June 30, 2018 and September 30, 2017 was $157,000 and $169,000, respectively.

Inventory

Inventory is valued at the lower of cost (using the first-in, first-out method) or net realizable value.  The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory.

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

Business segment information

The Company operates in two reportable segments: Global Logistics Services and Manufacturing. The Company's Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

Revenues and revenue recognition

Global Logistics Services

Revenues are derived from customs brokerage services and from freight forwarding services. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Our gross margin is our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our transportation and sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and the goods we sell. In these transactions, we are the primary obligor, we have credit risk, we have discretion to select the supplier, and we have latitude in pricing decisions. Certain transactions in customs brokerage, managed services, freight forwarding, and sourcing are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

Manufacturing

Revenues from Indco are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Revenues from Aves are derived from the sale of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Revenues from Antibodies are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing.  Payments are received by either credit card or invoice by Indco, Aves and Antibodies. A significant portion of Indco sales come from print- and web-based catalog and specification features. Such online sales are generally credit card purchases. Revenues from Indco, Aves and Antibodies are recognized when products are shipped and risk of loss transfers to the carrier(s) used.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based compensation to employees

Equity classified share-based awards

The Company recognizes compensation expense for stock-based payments granted based on the grant-date fair value estimated in accordance with ASC ("Accounting Standards Codification") Topic 718, "Compensation-Stock Compensation." For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for restricted shares; the expense is recognized over the service period for awards expected to vest.

Stock-based compensation to non-employees

Liability classified share-based awards

The Company maintains other share unit compensation grants for shares of Indco, the Company's majority owned subsidiary, which vest over a period of up to three years following their grant. The shares contain certain put features where the Company is either required or expects to settle vested awards on a cash basis.

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 10. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest. The impact of forfeitures and fair value revisions, if any, are recognized in earnings such that the cumulative expense reflects the revisions, with a corresponding adjustment to the settlement liability. Liability-classified share unit liabilities due within 12 months of the reporting date are presented in trade and other payables while settlements due beyond 12 months of the reporting date are presented in non-current liabilities.

Non-employee share-based awards

The Company accounts for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-employees." Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of share-based payment transactions are determined at the earlier of performance commitment date or performance completion date. The Company believes that the fair value of the stock-based award is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date and expense is recognized over the vesting period of the award.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company will be required to purchase 20% of the 8.45% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which is March 21, 2019.   On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption "Mandatorily redeemable non-controlling interests." The mandatorily redeemable non-controlling interest is adjusted each reporting period to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption "change in fair value of mandatorily redeemable non-controlling interest."

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the "Tax Reform Act"), which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of the enactment of the Tax Reform Act, the Company recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018 related to the re-measurement of certain deferred tax assets, primarily net operating losses.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entities expect to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning after December 15, 2017, and may be adopted earlier, but not before December 15, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company anticipates the adoption of this standard may change the timing of revenue recognition for our transportation business from at delivery to over the transit period as our performance obligation is completed. Due to the short transit period of many of our performance obligations, we do not expect this change to have a material impact on our results of operations, financial position, or cash flows once implemented.

The Company's approach to implementing the new standard includes performing a detailed review of key contracts representative of its different businesses and comparing historical accounting policies and practices to the new standard. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is continuing to assess the impact on our consolidated financial statements by finalizing our location surveys, reviewing unique customer contract terms, and developing processes to manage the changes in the revenue recognition guidance and gather information for the required disclosures. The company expects this process will be completed during the fourth quarter of fiscal year 2018.

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

Reclassifications

Prior period year financial statement amounts are reclassified as necessary to conform to the current year presentation. These prior period reclassifications did not affect the Company's net income, earnings per share, stockholders' equity or working capital.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	June 30,	September 30,
	2018	2017	Life
Building and improvements	$ 2,330,000	$ -	15-30 years
Land and improvements	825,021	-	Indefinite
Furniture and Fixture	230,905	167,097	3-7 years
Computer Equipment	302,558	234,396	3-5 years
Machinery & Equipment	1,015,883	721,125	3-15 years
Leasehold Improvements	86,291	86,291	3-5 years
	4,790,658	1,208,909
Less Accumulated Depreciation	(890,335)	(816,082)
	$ 3,900,323	$ 392,827

Depreciation expense for the three months ended June 30, 2018 and 2017 was $24,741 and $28,332, respectively. Depreciation expense for the nine months ended June 30, 2018 and 2017 was $75,298 and $85,291, respectively.

3.	ACQUISITIONS

(A)	Global Trading Resources, Inc.

The Company acquired all of the outstanding common stock of GTRI effective as of January 3, 2018 for $527,511. A 338(h)(10) election was made in connection with the GTRI acquisition, and the acquisition will be treated as an asset purchase for income tax purposes, which will allow for the deduction of GTRI's goodwill. The acquisition of GTRI was funded with cash provided by normal operations. The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. GTRI provides full-service cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. GTRI was established in 1994 and is headquartered in Portland, Oregon. The results of operations for GTRI will be in the Global Logistics Service reporting segment.  Acquisition expenses associated with GTRI acquisition amounted to $23,916 for the nine months ended June 30, 2018 and is included in selling general and administrative expenses. For the three and nine months ended June 30, 2018, the gross margin, selling general and administrative expense and loss from operations of GTRI amounted to and $224,063 and $511,387, $309,523 and $651,198 and $85,460 and $139,811, respectively.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)	Aves Labs, Inc.

The Company acquired all of the outstanding common stock of Aves effective March 5, 2018 for $2,497,000. At closing, $1,975,000 was paid in cash and $497,000 was recorded in accrued expenses as a preliminary earnout consideration.  If Aves manufactures certain products set forth in the purchase agreement, the earnout consideration is payable no later than thirty days following the determination that the applicable earnout condition has been satisfied. For the earnout consideration to be payable, the earnout condition must be satisfied no later than one hundred eighty days following the closing, or September 1, 2018. A 338(h)(10) election was made in connection with the Aves acquisition, and this acquisition will be treated as an asset purchase for income tax purposes, which will allow for the deduction of Aves goodwill. The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. Aves provides high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing. Aves was established in 1997 and is headquartered in Tigard, Oregon. The results of operations for Aves will be reported in our Manufacturing segment. Acquisition expenses associated with Aves acquisition amounted to $72,852 for the nine months ended June 30, 2018 and is included in selling general and administrative expenses. Aves results for the period from acquisition through June 30, 2018 are included in the results of operations for the three-month and nine-month periods ended June 30, 2018. Aves results for the period from acquisition through June 30, 2018 are included in the results of operations for the three-month and nine-month periods ended June 30, 2018. This includes revenues, cost of goods sold, selling, general and administrative expense and net income from operations of Aves amounted to $283,583 and $364,635, and $113,964 and $154,226, and $116,883 and $147,978 and $52,857 and $62,552, respectively.

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

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

Accounts receivable	$111,092
Inventory	1,291,862
Property & equipment	31,445
Intangibles - customer relationships	180,000
Intangibles - trademark	40,000
Intangibles - customer relationships	180,000
Goodwill	565,511
Purchase price, net of cash received	$2,399,910

(C)	Antibodies Incorporated

The Company acquired Antibodies via a merger that closed effective June 22, 2018 for $4,707,965, net of $226,767 cash received. At closing, the former stockholders of Antibodies were paid $4,364,158 in cash and certain former stockholders were issued an aggregate amount of $343,807 in subordinated promissory notes.  The acquisition of Antibodies was funded with cash provided by normal operations in the amount of $1,168,675, the sale of Series C Preferred Stock in the amount of $1,397,500, a senior secured term loan in the amount of $2,024,750, and $343,807 in subordinated promissory notes to certain former shareholders of Antibodies. The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. Antibodies is a manufacturer and distributor of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and a developer and practitioner of ImmunoAssays for academic and industry research scientists. Antibodies was founded in 1960 and is headquartered in Davis, California. The results of operations for Antibodies will be reported in our Manufacturing segment.  Acquisition expenses associated with Antibodies acquisition amounted to $244,625 for the three months ended June 30, 2018 and are included in selling general and administrative expenses.  Antibodies' results for the period from acquisition through June 30, 2018 have not been included in the results of operations for the three-month period ended June 30, 2018, due to the timing of the acquisition on June 22, 2018.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for Antibodies to the net tangible and identifiable intangible assets based on their estimated fair values. The Company is still finalizing the valuation of assets acquired and liabilities assumed and, as such, the fair value amounts noted in the table below are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, inventory, intangible assets, fair value of accounts receivable, property and equipment, deferred taxes and goodwill. Such changes in the fair values from those listed below could be significant. The Company made preliminary estimates as of June 30, 2018 since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

Accounts receivable	$410,615
Inventory	475,287
Prepaids	111,688
Property & equipment, net	3,454,516
Intangibles - trademark	229,000
Intangibles - other	305,000
Goodwill	1,033,574
Accounts payable	(301,510)
Accrued expenses	(290,111)
Deferred Income Taxes	(720,094)
Purchase price, net of cash received	$4,707,965

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	June 30,	September 30,
	2018	2017	Life
Customer relationships	$ 11,902,000	$ 11,690,000	15-20 years
Trademarks / names	2,046,000	1,770,000	20 years
Other	584,000	60,000	2-5 years
	14,532,000	13,520,000
Less: Accumulated Amortization	(2,265,716)	(1,671,402)
	$ 12,266,284	$ 11,848,598

Amortization expense for the three months ended June 30, 2018 and 2017 was $200,186 and $195,666, respectively. Amortization expense for the nine months ended June 30, 2018 and 2017 was $594,311 and $578,997, respectively.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2018, outstanding borrowings under the Santander Facility were $7,994,176, representing 72.67% of the $11,000,000 available thereunder, and interest was accruing at an effective interest rate of 5.25%. As of March 31, 2018, Santander had granted the Janel Group Borrowers a one-time waiver until May 31, 2018 for an event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017.  Such event of default was subsequently remedied.  Other than as specifically referenced above, the Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of June 30, 2018.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, there was $25,797 of outstanding borrowings under the revolving loan and $2,925,179 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.63%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2017 and June 30, 2018.

	June 30,	September 30,
	2018	2017
Long term debt is due in monthly installments of $71,429 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco's assets and guaranteed by Janel.	$2,925,179	$3,860,540
Less current portion	(857,148)	(857,148)
	$2,068,031	$3,003,392

(D) First Northern Bank of Dixon

On June 21, 2018, AB Merger Sub, Inc., a wholly-owned, indirect subsidiary of the Company entered into a Business Loan Agreement (the "First Northern Loan Agreement") and Promissory Note with First Northern Bank of Dixon ("First Northern"), with respect to a $2,024,750 senior secured term loan (the "Senior Secured Term Loan"). The First Northern Loan Agreement and Promissory Note are dated and effective as of June 14, 2018. The proceeds of the Senior Secured Term Loan were used to fund a portion of the merger consideration to acquire Antibodies.  Interest will accrue on the Senior Secured Term Loan at an annual rate based on the five-year Treasury constant maturity (index) plus 2.50% (margin) for years one through five then adjusted and fixed for years six through ten using the same index and margin. The borrower's and the Company's obligations to First Northern under the First Northern Loan Agreement are secured by certain real property owned by Antibodies as of the closing of the Antibodies merger. The Senior Secured Term Loan will mature on June 14, 2028 (subject to earlier termination as provided in the First Northern Loan Agreement). The First Northern Loan Agreement requires, among other things, that the Borrowers, maintain certain Minimum Debt Service Coverage, Debt to Tangible Net Worth and Tangible Net Worth ratios as defined in the First Northern Loan Agreement.

As of June 30, 2018, the total amount outstanding under the Senior Secured Term Loan was $2,024,750, of which $1,985,038 is included in long term debt and $39,712 is included in current portion of long term debt, with interest accruing at an effective interest rate of 5.28%.  The financial covenants set forth in the First Northern Loan Agreement will commence for the period ending September 30, 2018.

6.	SUBORDINATED PROMISSORY NOTES

On June 22, 2018, in connection with the Antibodies acquisition AB HoldCo, Inc. ("AB HoldCo"), a wholly-owned subsidiary of the Company, entered into subordinated promissory notes ("Subordinated Promissory Notes") with certain former shareholders of Antibodies. Both the Subordinated Promissory Notes are guaranteed by the Company.  The Subordinated Promissory Notes are subordinate to the terms of any credit agreement, loan agreement, indenture, promissory note, guaranty or other debt instrument pursuant to which AB HoldCo or any affiliate of AB HoldCo incurs, borrows, extends, guarantees, renews or refinances any indebtedness for borrowed money or other extensions of credit with any federal or state bank or other institutional lender and are unsecured. Each of the Subordinated Promissory Notes has a 4% annual interest rate payable in arrears on the last business day of each calendar quarter, commencing on September 30, 2018 and has a maturity date of June 22, 2021. The outstanding principal amount of these notes are payable in a single payment on the three-year anniversary June 22, 2021. Both notes are subject to prepayment in whole or in part, without premium or penalty, the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment. Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal.

Amounts outstanding as of June 30, 2018 under the two Subordinated Promissory Notes were $45,916 and $296,891, respectively.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEBT - RELATED PARTY

Debt - related party consists of the following:

	June 30, 2018	September 30, 2017
Non-interest-bearing note payable to a related party, net of imputed interest due when earned	$-	$500,000
Less current portion	-	(500,000)
	$-	$-

During the nine months ended June 30, 2018 the Company made aggregate note repayments of $500,000. As a result, the related party debt was paid in full.

8.	DISCONTINUED OPERATIONS

In 2012, the Company elected to discontinue the operations of its New Jersey warehousing business and the operations of its food sales segment. The Company earned no revenues from discontinued operations in three and nine months ended June 30, 2018 and 2017. Selling, general and administrative expenses associated with discontinued operations were $0 and ($46,878) for the nine months ended June 30, 2018 and 2017, respectively. Liabilities related to the discontinued operations as of September 30, 2017 were $74,350 and were included in accrued expenses and other current liabilities.

The cash flows from the discontinued business for the three and nine months ended June 30, 2017 were as follows:

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from discontinued operations	$(9,331)	$(46,878)
Net cash used in discontinued operations	$(9,331)	$(46,878)

9.	STOCKHOLDERS' EQUITY

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

For the nine months ended June 30, 2018 and 2017, the Company declared preferred stock dividends of $308,024 and $383,118, respectively.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Cumulative Preferred Stock
Series C Cumulative Preferred Stock, (the "Series C Stock") shares were initially entitled to receive annual dividends at a rate of 7% per annum of the Original Issuance Price of $10, when and if declared by the Company's board of directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the Original issuance Price, when and if declared by the Company's board of directors, such rate to increase by 1% annually beginning on January 1, 2019 and on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of June 30, 2018 and 2017 was 5% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the Original Issuance Price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the Original Issuance Price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $12,918,477 and $8,224,204 as of June 30, 2018 and September 30, 2017, respectively. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes and the fair value prior to modification was $7,705,120 and $6,172,898 after modification, for a change of $1,311,712. In accordance with ASC 260, "Earnings Per Share," this incremental benefit is treated as an adjustment to EPS for common stockholders.

On March 21, 2018, the Company sold 3,000 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $1,500,000.

On June 22, 2018, the Company sold 2,795 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $1,397,500.

Such shares issued on March 21, 2018 and June 22, 2018 were sold to an accredited investor in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(B)	Treasury Stock

On March 31, 2017, the Company acquired 20,000 shares of its common stock for an aggregate of $240,000. This amount was paid in April 2017.

(C)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the "2017 Plan") pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company's board of directors in its role as the Compensation Committee.  The 2017 Plan was amended and restated on May 8, 2018, as discussed in more detail in note 10.

(D)	Warrants

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC, the Company issued warrants, all of which are currently outstanding, to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. The warrants expire on October 5, 2018. The Company has no other stock warrants outstanding.

10.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors adopted Janel's 2013 Non-Qualified Stock Option Plan (the "2013 Option Plan") providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, and employees of and consultants to the Company and its subsidiaries. At June 30, 2018 and September 30, 2017, a total of 73,121 equity options, were outstanding under the 2013 Option Plan and 12,879 options were still available for issuance.

On May 12, 2017, the board of directors adopted the 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company's common stock may be granted to directors, officers, and employees of and consultants to the Company. At June 30, 2018 and September 30, 2017, a total of 84,693 and 66,524 equity options and restricted stock awards, respectively, were outstanding under the 2017 Plan, and 15,307 and 33,476 shares, respectively, were still available for issuance.

On May 8, 2018, the board of directors of Janel amended and restated the 2017 Plan (as amended and restated, the "Amended 2017 Plan"). The provisions and terms of the Amended 2017 Plan are the same as those in the 2017 Plan, except that the Amended 2017 Plan removes the ability of Janel to award incentive stock options and removes the requirement for stockholder approval of the 2017 Plan.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation for the three months ended June 30, 2018 and 2017 amounted to $135,912 and $113,220, respectively, and was included in selling, general and administrative expense in the Company's statements of operations.  Total stock-based compensation for the nine months ended June 30, 2018 and 2017 amounted to $431,725 and $173,143, respectively, and was included in selling, general and administrative expense in the Company's statements of operations.

(A)	Stock Options

During the nine months ended June 30, 2018, 7,153 options were granted. The Company uses the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, the Company used the following assumptions:

Nine Months Ended June 30, 2018
Risk-free interest rate	1.92 - 2.70%
Expected option term in years	5.00-6.50
Expected volatility	91.94% - 99.13%
Dividend yield	-%
Grant date fair value	$6.23 - $6.85

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	119,645	$4.64	7.5		$468.28
Granted	7,153	$9.07	9.3	$
Exercised	(14,000)	3.25
Outstanding balance at June 30, 2018	112,798	$5.09	7.1		$440.56
Exercisable at June 30, 2018	89,068	$4.58	6.7		$393.11

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at June 30, 2018 of $9.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2018, there was approximately $46,000 of total unrecognized compensation expense related to the unvested employee stock options. This expense is expected to be recognized over a weighted average period of less than one year.

There were no non-employee grants for the nine-month period ended June 30, 2018.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	51,053	$7.58	9.8	$49.70
No activity	-	$-	-	$-
Outstanding balance at June 30, 2018	51,053	$7.58	9.1	$72.17
Exercisable at June 30, 2018	2,018	$4.13	8.3	$9.81

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at June 30, 2018 of $9.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2018, there was approximately $182,000 of total unrecognized compensation expense related to the unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 1.1 years.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liability classified share-based awards

Additionally, during the nine months ended June 30, 2018, 25,321 options were granted on Indco's common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco's share-based awards. In applying this model, the Company used the following assumptions:
Nine Months Ended June 30, 2018
Risk-free interest rate	2.65 - 2.78%
Expected option term in years	4.02-6.27
Expected volatility	98.52% - 102.90%
Dividend yield	-%
Grant date fair value	$9.40 - $9.83

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	-	$-	-		$-
Granted	25,321	$7.97	8.4	$
Outstanding balance at June 30, 2018	25,321	$7.97	8.1		$46.63
Exercisable at June 30, 2018	12,384	$6.48	7.8		$31.08

The aggregate intrinsic value in the above table is calculated as the difference between the valuation price of Indco's common stock at June 30, 2018 of $12.07 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The compensation cost related to these options was $146,097 for the nine-month period ended June 30, 2018 and is included in other liabilities in the consolidated financial statement.  The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options. Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and measured in accordance with ASC 480-10-35 at every reporting period until the options are settled. Changes in the fair value of the vested options are recognized in earnings in the consolidated financial statements.

The options are classified as liabilities, and the underlying shares of Indco's common stock also contain put options which result in their classification as a mandatorily redeemable security. While their redemption does not occur on a fixed date, there is an unconditional obligation for the Company to repurchase the shares upon death, which is certain to occur at some point in time.

As of June 30, 2018, there was approximately $96,000 of total unrecognized compensation expense related to the unvested employee stock options. This expense is expected to be recognized over a weighted average period of approximately 1.2 years.

(B)	Restricted Stock

During the nine months ended June 30, 2018 there were no shares of restricted stock granted. Under the Amended 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company's financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the Amended 2017 Plan for the nine months ended June 30, 2018:
		Weighted Average
	Restricted Stock	Grant Date Fair Value
Unvested at September 30, 2017	15,000	$8.01
Vested	(5,000)	$8.01
Unvested at June 30, 2018	10,000	$8.01

As of June 30, 2018, there was approximately $28,000 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of less than one year.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of our non-employee unvested restricted stock under the Amended 2017 Plan for the nine months ended June 30, 2018:

		Weighted Average
	Restricted Stock	Grant Date Fair Value
Unvested at September 30, 2017	45,000	$8.04
Vested	(3,334)	$8.01
Unvested at June 30, 2018	41,666	$8.04

As of June 30, 2018, there was approximately $175,000 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

11.	INCOME TAXES

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

The Company's estimated fiscal 2018 blended U.S. federal statutory corporate income tax rate of 24.2% was applied in the computation of the income tax provision for the three and nine months ended June 30, 2018. The blended U.S. federal statutory corporate tax rate of 24.2% represents the weighted average of the pre-enactment U.S. federal statutory corporate tax rate of 34% prior to the January 1, 2018 effective date and the post-enactment U.S. federal statutory corporate tax rate of 21% thereafter.

12.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted (loss) income per share ("EPS") computations for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Income:
Income from continuing operations	$(17,043)	$265,802	$(53,686)	$609,254
Loss from discontinued operations	-	(9,331)	-	(46,878)
Net income	(17,043)	256,471	(53,686)	562,376
Preferred stock dividends	(110,990)	(127,706)	(308,024)	(383,118)
Gain on extinguishment of Preferred stock dividends Series C	-	-	1,311,712	-
Net income (loss) income attributable to common stockholders	$(128,033)	$128,765	$950,002	$179,258

Common Shares:
Basic - weighted average common shares	576,285	553,951	569,181	567,309
Effect of dilutive securities:
Stock options	-	50,775	-	104,752
Restricted stock	-	-	-	-
Warrants	-	-	-	-
Convertible preferred stock	-	21,271	-	21,271
Diluted - weighted average common stock	576,285	625,997	569,181	693,332

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Income per Common Share:
Basic -
Income from continuing operations	$(0.03)	$0.48	$(0.09)	$1.07
Loss from discontinued operations	-	(0.02)	-	(0.08)
Net income	(0.03)	0.46	(0.09)	0.99
Preferred stock dividends	(0.19)	(0.23)	(0.54)	(0.67)
Gain on extinguishment of Preferred stock dividends Series C	-	-	2.30	-
Net income (loss) attributable to common stockholders	$(0.22)	$0.23	$1.67	$0.32

Diluted -
Income from continuing operations	$(0.03)	$0.42	$(0.09)	$0.88
Loss from discontinued operations	-	(0.02)	-	(0.07)
Net income	(0.03)	0.41	(0.09)	0.81
Preferred stock dividends	(0.19)	(0.20)	(0.54)	(0.55)
Gain on extinguishment of Preferred stock dividends Series C	-	-	2.30	-
Net income (loss) attributable to common stockholders	$(0.22)	$0.21	$1.67	$0.26

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive.

Potentially diluted securities as of June 30, 2018 and 2017 are as follows:

	June 30,
	2018	2017
Employee stock options	112,798	126,000
Non-employee stock options	51,053	6,053
Employee restricted stock	10,000	-
Non-employee restricted stock	41,666	-
Warrants	250,000	250,000
Convertible preferred stock	21,271	21,271
	486,788	403,324

13.	BUSINESS SEGMENT INFORMATION

As of June 30, 2018, the Company operates in two reportable segments, Global Logistics Services and Manufacturing, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company's reportable segments for the three and nine months ended June 30, 2018 and 2017:

For the three months ended June 30, 2018	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$22,499,258	$20,068,239	$2,431,019	$-
Forwarding expenses and cost of revenues	17,251,200	16,310,873	940,327	-
Gross margin	5,248,058	3,757,366	1,490,692	-
Selling, general and administrative	5,031,499	2,985,325	981,783	1,064,391
Amortization of intangible assets	200,186	-	-	200,186
Income (loss) from operations	16,373	772,041	508,909	(1,264,577)
Interest expense, net	107,049	69,762	39,123	(1,836)
Identifiable assets	48,600,344	16,441,348	8,003,003	24,155,993
Capital expenditures	58,557	45,743	12,814	-

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2017	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$20,246,878	$17,963,837	$2,283,041	$-
Forwarding expenses and cost of revenues	15,445,239	14,455,926	989,313	-
Gross margin	4,801,639	3,507,911	1,293,728	-
Selling, general and administrative	3,986,752	2,870,235	620,121	496,396
Amortization of intangible assets	195,666	-	2,500	193,166
Income (loss) from operations	619,221	637,676	671,107	(689,562)
Interest expense	184,280	116,672	67,608	-
Identifiable assets	38,051,647	13,976,503	2,343,533	21,731,611
Capital expenditures	5,510	-	5,510	-

For the nine months ended June 30, 2018	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$62,127,800	55,596,397	6,531,403	-
Forwarding expenses and cost of revenues	47,449,010	44,920,963	2,528,047	-
Gross margin	14,678,790	10,675,434	4,003,356	-
Selling, general and administrative	13,911,039	8,769,182	2,680,657	2,461,200
Amortization of intangible assets	594,311	-	-	594,311
Income (loss) from operations	173,440	1,906,252	1,322,699	(3,055,511)
Interest expense	340,877	204,563	138,150	(1,836)
Identifiable assets	48,600,344	16,441,348	8,003,003	24,155,993
Capital expenditures	96,700	45,743	50,957	-

For the nine months ended June 30, 2017	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$55,943,398	$49,499,193	$6,444,205	$-
Forwarding expenses and cost of revenues	42,698,641	39,810,183	2,888,458	-
Gross margin	13,244,757	9,689,010	3,555,747	-
Selling, general and administrative	11,140,897	8,001,437	1,846,286	1,293,174
Amortization of intangible assets	578,997	-	7,500	571,497
Income (loss) from operations	1,524,863	1,687,573	1,701,961	(1,864,671)
Interest expense	566,807	356,362	210,445	-
Identifiable assets	38,811,695	14,681,201	2,343,533	21,786,961
Capital expenditures	136,118	22,793	113,325	-

14.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

Sales to one major customer were approximately 10% and 12% for the three months ended June 30, 2018 and 2017, respectively. Sales to one major customer were approximately12% and 12% for the nine months ended June 30, 2018 and 2017, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements as at and for the three months ended June 30, 2018 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q (the "Report"). See section heading "Note Regarding Forward-Looking Statements" below.

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

On April 1, 2017, the Company acquired W.J. Byrnes & Co. ("Byrnes"), a global logistics services provider with five U.S. locations.

On January 3, 2018, the Company acquired Global Trading Resources, Inc. ("GTRI"), a full-service cargo transportation logistics management services provider, which provides freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. See note 3 to the consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's manufacturing segment is comprised of Indco, Inc. ("Indco"), Aves Labs, Inc. ("Aves") and Antibodies Incorporated ("Antibodies").  Indco, which is a majority-owned subsidiary of the Company, manufactures and distributes mixing equipment and apparatus for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers. Aves is a wholly-owned subsidiary of the Company and is a manufacturer and distributor of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Antibodies is a wholly-owned subsidiary of the Company and is a manufacturer and distributor of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and a developer and practitioner of ImmunoAssays for academic and industry research scientists.

On March 5, 2018, the Company acquired all of the outstanding common stock of Aves. See note 3 to the consolidated financial statements.

On June 22, 2018, the Company acquired Antibodies via merger. See note 3 to the consolidated financial statements.

See note 3 to the consolidated financial statements.

As of June 30, 2018, the Company employed 129 full-time and five part-time employees in the United States. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider relations with our employees to be good.

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the "Tax Reform Act"), which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of the enactment of the Tax Reform Act, the Company has made a reasonable estimate and recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements.

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company's use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company's consolidated statements of operations:

a.	accounts receivable valuation;

b.	the useful lives of long-term assets;

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gross Margin

Our total revenues represent the total dollar value of services and goods we sell to our customers. Our gross margin is our total revenues less forwarding expenses, which are purchased transportation and related services, including contracted air, ocean, rail, motor carrier and other costs. Total revenues can be influenced greatly by changes in transportation rates or other items, such as fuel prices, which we do not control. Our gross margin, however, is the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties; therefore, we consider gross margin to be our primary performance measurement. Accordingly, the discussion of our results of operations below focuses on the changes in our gross margin.

Critical Accounting Policies and Estimates Applicable to the Manufacturing Segment

Revenue Recognition

Revenues from Indco are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Revenues from Aves are derived from the sale of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Revenues from Antibodies are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing.  Payments are received by either credit card or invoice by the Company. A significant portion of Indco sales come from print- and web-based catalogs and specification features. Such online sales are generally credit card purchases. Revenues from Indco, Aves and Antibodies are recognized when products are shipped and risk of loss transfers to the carrier(s) used.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table sets forth a reconciliation of income (loss) from operations to EBITA:

Three and Nine Months Ended June 30,
(in thousands)
	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
Income from operations	$16	$173	$619	$1,525
Addback: amortization	$200	$594	$196	$579
EBITA	$216	$767	$815	$2,104

Results of Operations - Global Logistics Services – Three Months Ended June 30, 2018 and 2017

Janel Group helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Revenue

Total revenue from continuing operations for the three months ended June 30, 2018 was $20,068,239, as compared to $17,963,837 for the three months ended June 30, 2017, an increase of $2,104,402 or 11.7%. This increase mainly is the result of additional revenue from the acquisition of GTRI.

Gross Margin

Gross margin from continuing operations for the three months ended June 30, 2018 was $3,757,366, an increase of $249,455, or 7.1%, as compared to $3,507,911 for the three months ended June 30, 2017. The increase is mainly the result of additional gross margin from the GTRI acquisition, which added gross margin of $219,430, a slight organic increase in our base business offset by a slight decline in gross margin as a percentage of revenue due to mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations for the three months ended June 30, 2018 were $2,985,325, as compared to $2,870,235 for the three months ended June 30, 2017. This is an increase of $115,090, or 4.1%. The increase mainly was due to additional expenses from an acquisition, acquisition integration expenses and investment in a marketing program, and cost efficiencies across the rest of Janel Group. As a percentage of revenue, selling, general and administrative expenses were 14.9% and 15.9% of revenue for the three months ended June 30, 2018 and 2017, respectively.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from Operations

Janel Group earned income from operations of $772,041 for the three months ended June 30, 2018 as compared to $637,676 for the three months ended June 30, 2017, an increase of $134,365, or 21.1%. Income from operations increased due to acquisition of Byrnes and GTRI, and cost efficiencies across the rest of Janel Group.

Results of Operations - Manufacturing – Three Months Ended June 30, 2018 and 2017

The Company's manufacturing segment is comprised of its majority-owned Indco subsidiary, and Aves and Antibodies, which are wholly-owned subsidiaries of the Company. Indco manufactures and distributes industrial mixing equipment and provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include over 2,500 standard product configurations, both manufactured and distributed, available for order from Indco's website and its print catalog, mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. Aves is a manufacturer and distributor of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Antibodies is a manufacturer and distributor of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and a developer and practitioner of ImmunoAssays for academic and industry research scientists.  Due to the timing of the closing of the Antibodies acquisition on June 22, 2018, the results of operations of Antibodies from June 23 to June 30, 2018 are not included in the statement of operations.

Revenue

Total revenue from continuing operations for the three months ended June 30, 2018 was $2,431,019, as compared to $2,283,041 for the three months ended June 30, 2017 an increase of $147,978 or 6.5%. The revenue increase occurred primarily due to the acquisition of Aves, partly offset by a decline in other manufacturing lines.

Gross Margin

Gross margin for the three months ended June 30, 2018 was $1,490,692, an increase of $196,964, or 15.2%, as compared to $1,293,728 for the three months ended June 30, 2017. The acquisition of Aves accounted for nearly all of the gross margin increase. The gross margin for the three months ended June 30, 2018 was 61.3%, as compared to 56.7% for the three months ended June 30, 2017, with the increase due to a mix shift to some higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $981,783 and $620,121 for the three months ended June 30, 2018 and 2017, respectively. Selling, general and administrative expenses increased as a percentage of revenue due to a product mix shift and new expenses from the acquisition of Aves.

Income from Operations

The Manufacturing segment earned $508,909 and $671,107 in income from operations for the three months ended June 30, 2018 and 2017, respectively, a decrease of $162,198, or 24.2%. The decrease primarily is due to a decline in revenue to existing customers, partially offset by contributions from the acquisition of Aves.

Results of Operations – Janel Corporation – Three Months Ended June 30, 2018 and 2017

Revenue

On a consolidated basis, the Company earned revenue of $22,499,258 for the three months ended June 30, 2018, as compared to $20,246,878 for the three months ended June 30, 2017. The increase of $2,252,380, or 11.1%, was the result of higher revenues in the Global Logistics Services segment and the acquisition of Aves, partly offset by a decline in other manufacturing lines.

EBITA

On a consolidated basis, the Company had EBITA of $216,559 for the three months ended June 30, 2018, as compared to $814,887 for the three months ended June 30, 2017, a decrease of $598,328 or 73.4%. Just over half of the decline in EBITA is due to stock-based compensation expense and a decline in profits at our business segments. The balance of the decline relates to higher professional fees and higher expenses associated with acquisition activities. See "Non-GAAP Financial Measures" for more detail.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization

For the three months ended June 30, 2018 and 2017, amortization expenses were $200,186 and $195,666, respectively. These amounts do not include the amortization associated with the Indco term loan origination fee. This increase is the result of the full-year impact of amortizing intangible assets associated with the Byrnes acquisition and additional intangible asset amortization associated with the GTRI and Aves acquisitions.

Interest Expense

Interest expense for the consolidated Company decreased $77,231, or 41.9%, to $107,049 for the three months ended June 30, 2018 from $184,280 for the three months ended June 30, 2017. The decrease is due primarily to a new credit facility with a lower interest rate and a lower debt level in the Manufacturing segment, partially offset by acquisition related borrowings.

Income Taxes

On a consolidated basis, the Company recorded an income tax benefit of $73,633 for the three months ended June 30, 2018, as compared to a $169,139 income tax expense for the three months ended June 30, 2017. The decrease is primarily due to the new tax rate provided for in the Tax Reform Act and a corresponding one-time income tax benefit of $49,284.  On December 22, 2017, the United States enacted tax reform legislation through the Tax Reform Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%. As a result of enactment of the Tax Reform Act, the Company has made a reasonable estimate and recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and expects to continue to use through ongoing profitability.

Loss from Discontinued Operations

On August 28, 2013, the Company sold its New Jersey freight forwarding and logistics operations, and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and expenses associated with the food segment are included in discontinued operations. The three months ended June 30, 2017 reflect a loss from discontinued operations of ($9,331).

Preferred Stock Dividends

Preferred stock dividends include $15,000 in annual dividends, paid quarterly, on the Company's Series A Convertible Preferred Stock and dividends accrued but not paid on the Company's Series C Cumulative Preferred Stock (the "Series C Stock"). For the three months ended June 30, 2018 and 2017, preferred stock dividends were $110,990 and $127,706, respectively. The decrease of $16,716, or 13.1%, is the result of the reduction of the interest rate on the Series C Stock. See note 9 to the consolidated financial statements for additional information.

Net (Loss) Income

Net loss was $17,043, or $0.03 per diluted share, for the three months ended June 30, 2018. Net income was $256,471, or $0.42 per diluted share, for the three months ended June 30, 2017. The decrease from 2017 to 2018 is primarily due to higher professional fees and stock based compensation, partially offset by the one-time income tax benefit of $49,284 during the first quarter of fiscal 2018 related to the estimated re-measurement of certain deferred tax assets as a result of a reduction in the corporate tax rate from 34% to 21%, lower interest expense and lower discontinued operations expenses in fiscal 2017.

Net (Loss) Income Available to Common Stockholders

Net (loss) income available to holders of common shares ("Common Stockholders") was ($128,033), or ($0.22) per diluted share, for the three months ended June 30, 2018 and $128,765, or $0.19 per diluted share, for the three months ended June 30, 2017. The decrease primarily is due to higher professional fees, stock-based compensation, dividends to non-controlling interest and higher expenses associated with acquisition activities, partially offset by the decrease to the annual dividend rate of the Series C Stock.

Results of Operations Global Logistics Services – Nine Months Ended June 30, 2018 and 2017

Revenues

Total revenues from continuing operations for the nine months ended June 30, 2018 were $55,596,397, as compared to $49,499,193 for the nine months ended June 30, 2017. The increase primarily is due to the acquisitions of Byrnes and GTRI.

Gross margin

Gross margin from continuing operations for the nine months ended June 30, 2018 was $10,675,434, an increase of $986,424, or 10.2%, as compared to $9,689,010 for the nine months ended June 30, 2017. The increase is mainly the result of additional net revenue from the Byrnes and GTRI acquisitions, offset by a slight organic decline in our base business.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations for the nine months ended June 30, 2018 were $8,769,182 as compared to $8,001,437 for the nine months ended June 30, 2017. This is an increase of $767,745, or 9.6%. The increase is due to additional expenses from two acquisitions, acquisition integration expenses and investments in a marketing program, partially offset by a reallocation of administrative expenses from Janel Group to the corporate group and cost efficiencies across the rest of Janel Group.

Income from Operations

Janel Group earned income from operations of $1,906,252 for the nine months ended June 30, 2018, as compared to $1,687,573 for the nine months ended June 30, 2017, an increase of $218,679, or 12.9%. Income from operations increased due to two acquisitions partially offset by integration expenses and investments in a marketing program.

Result of Operations - Manufacturing - Nine Months Ended June 30, 2018 and 2017

Revenue

Total revenue from continuing operations for the nine months ended June 30, 2018 was $6,531,403, as compared to $6,444,205 for the nine months ended June 30, 2017 an increase of $87,198, or 1.4%. The revenue increase occurred from the acquisition of Aves, partially offset by our manufacturing product lines.

Gross Margin

Gross margin for the nine months ended June 30, 2018 was $4,003,356, an increase of $447,609, or 12.6%, as compared to $3,555,747 for the nine months ended June 30, 2017. The gross margin for the nine months ended June 30, 2018 was 61.3%, as compared to 55.2% for the nine months ended June 30, 2017 due to a mix shift to some higher margin products offset by non-cash inventory charges from Aves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $2,680,657 and $1,846,286 for the nine months ended June 30, 2018 and 2017, respectively. Selling, general and administrative expenses increased as a percentage of revenue due to a stock-based compensation expense of $146,095, product mix shift, and new expenses from the acquisition of Aves.

Income from Operations

The Manufacturing segment earned $1,322,699 and $1,701,961 in income from operations for the nine months ended June 30, 2018 and 2017, respectively, a decrease of $379,262, or 22.3%. The decrease primarily is due to a stock option expense in the quarter and a decline in revenue to existing customers, partially offset by a contribution from the acquisition of Aves.

Results of Operations – Janel Corporation – Nine Months Ended June 30, 2018 and 2017

Revenue

On a consolidated basis, the Company earned revenue of $62,127,800 for the nine months ended June 30, 2018, as compared to $55,943,398 for the nine months ended June 30, 2017. The increase of $6,184,402, or 11.1%, was the result of higher revenues due to acquisitions, offset by lower revenues due to slight organic declines in our base business at both segments.

Income from Operations

On a consolidated basis, the Company earned income from operations of $173,440 for the nine months ended June 30, 2018, as compared to $1,524,863 for the nine months ended June 30, 2017, a decrease of $1,351,423, or 88.8%. The majority of the decline is due to stock-based compensation expense, a decline in profits at the Company's business segments, higher professional fees and higher expenses associated with acquisition activities.

EBITA

EBITA declined to $767,751 for the nine months ended June 30, 2018, as compared to $2,103,860 for the nine months ended June 30, 2017, a decrease of $1,336,109, or 63.5%, due to stock-based compensation expense, a decline in profits at the Company's business segments, higher professional fees and higher expenses associated with acquisition activities. See "Non-GAAP Financial Measures" for more detail.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization

For the nine months ended June 30, 2018 and 2017, amortization expenses were $594,311 and $578,997, respectively. These amounts do not include the amortization associated with the Indco term loan origination fee. This increase is the result of the full-year impact of amortizing intangible assets associated with the Byrnes acquisition and additional intangible asset amortization associated with the acquisitions of GTRI and Aves.

Interest Expense

Interest expense for the consolidated Company decreased $225,930, or 39.9%, to $340,877 for the nine months ended June 30, 2018 from $566,807 for the nine months ended June 30, 2017. The decrease is due primarily to a new credit facility with a lower interest rate and a lower debt level at the Manufacturing segment, partially offset by acquisition-related borrowings.

Income Taxes

On a consolidated basis, the Company recorded an income tax benefit of $113,751 for the nine months ended June 30, 2018, as compared to a $348,802 income tax expense for the nine months ended June 30, 2017. The decrease is due to the new tax rate provided for in the Tax Reform Act and the corresponding one-time income tax benefit of $49,284. On December 22, 2017, the United States enacted tax reform legislation through the Tax Reform Act, which significantly changes the existing U.S. tax laws, including by reducing the corporate tax rate from 34% to 21%. As a result of enactment of the legislation, the Company has made a reasonable estimate and recorded an additional one-time income tax benefit of $49,284 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and expects to continue to use through ongoing profitability.

Loss from Discontinued Operations

On August 28, 2013, the Company sold its New Jersey freight forwarding and logistics operations, and in June 2012 discontinued its food segment business. As a result, the New Jersey operations and expenses associated with the food segment are included in discontinued operations. The nine months ended June 30, 2017 reflect a loss from discontinued operations of ($46,878). Refer to note 8 to the consolidated financial statements for more information.

Preferred Stock Dividends

Preferred stock dividends include $15,000 in annual dividends, paid quarterly, on the Company's Series A Convertible Preferred Stock and dividends accrued but not paid on the Company's Series C Stock. For the nine months ended June 30, 2018 and 2017, preferred stock dividends were $308,024 and $383,118, respectively. The decrease of $75,094, or 19.6%, is the result of the reduction of interest rate on Series C Stock. See note 9 to the consolidated financial statements for additional information.

Net (Loss) Income

The Company had a net loss of $53,686, or $0.09 per diluted share, for the nine months ended June 30, 2018 and net income of $562,376, or $0.88 per diluted share, for the nine months ended June 30, 2017. The decrease is primarily due to higher professional fees and stock based compensation of $146,095, partially offset by the one-time income tax benefit of $49,284 during the first quarter of fiscal 2018 related to the estimated re-measurement of certain deferred tax assets as a result of a reduction in the corporate tax rate from 34% to 21%, partially offset by lower interest expense and lower discontinued operations expenses in fiscal 2017.

Income Available to Common Stockholders

Income available to Common Stockholders was $950,002, or $1.67 per diluted share, for the nine months ended June 30, 2018 and $179,258, or $0.26 per diluted share, for the nine months ended June 30, 2017. The increase primarily is due to the gain on extinguishment of Series C Stock dividends of $1,311,712, offset by dividends to preferred shares an increase in professional fees and stock-based compensation and higher expenses associated with acquisition activities.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Janel's cash flow performance for the nine months ended June 30, 2018 is not necessarily indicative of future cash flow performance.

As of June 30, 2018, the Company's cash and working capital deficiency (current assets minus current liabilities) was $518,682 and $7,760,284 as compared to $987,848 and $6,873,283 as of September 30, 2017. The decreases in cash are considered nominal, representing relatively stable collections from customers and payments of vendors, increases in working capital are primarily related to increases in accounts receivable and inventory acquired from the acquisitions of Aves and Antibodies.

Cash flows from continuing operating activities

Net cash provided by continuing operating activities for the nine months ended June 30, 2018 and 2017 was $1,118,837 and $2,875,564, respectively. The decrease in cash provided by continuing operations for the nine months ended June 30, 2018 was driven principally by increase in accounts receivable balance and the $53,686 loss for the period.

Cash flows from discontinued operating activities

Net cash used in discontinued operating activities was $46,878 for the nine months ended June 30, 2017. The net cash used is related to legal fees and settlements. There was no net cash used in discontinued operating activities for the nine months ended June 30, 2018.

Cash flows from investing activities

Net cash used in investing activities was $6,906,917 and $120,132 for the nine months ended June 30, 2018 and 2017.  In the nine months ended June 30, 2018, the activity consisted mainly of the acquisitions of Antibodies, Aves and GTRI. In the nine months ended June 30, 2017, the activity related to the purchase of fixed assets.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $5,318,914 for the nine months ended June 30, 2018 and $(1,784,201) for the nine months ended June 30, 2017. Net cash provided by financing activities for the nine months ended June 30, 2018 primarily includes the proceeds from the sale of additional shares of Series C Stock, proceeds from debt used to acquire Antibodies and the issuance of notes payable. Net cash used in financing activities for the nine months ended June 30 2017 primarily related to payments on bank loans, notes payable, and treasury stock acquisitions.

Credit Facilities

Global Logistics Services

Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the "Janel Borrowers") entered into a Loan and Security Agreement (the "Presidential Loan Agreement") with Presidential Financial Corporation with respect to a revolving line of credit facility (the "Presidential Facility"). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10.0 million limited to 85% of the Janel Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to 5% above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers' obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Facility was terminated on October 17, 2017 and the Company replaced the Presidential Facility with the Santander Bank Facility.

At September 30, 2017, outstanding borrowings under the Presidential Facility were $6,138,537, representing 80.3% of the $7,643,380 available thereunder, and interest was accruing at an effective interest rate of 7.5%. The Janel Borrowers were in compliance with the covenants defined in the Presidential Loan Agreement as of September 30, 2017.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At June 30, 2018, outstanding borrowings under the Santander Facility were $7,994,176, representing 72.67% of the $11,000,000 available thereunder, and interest was accruing at an effective interest rate of 5.25%. As of March 31, 2018, Santander had granted the Janel Group Borrowers a one-time waiver until May 31, 2018 for an event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017.  Such event of default was subsequently remedied.  Other than as specifically referenced above, the Janel Group Borrowers are in compliance with the covenants defined in the Santander Loan Agreement as of June 30, 2018.

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

As of June 30, 2018, there were $25,797 of outstanding borrowings under the revolving loan and $2,925,179 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.63%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2017 and June 30, 2018.

On June 21, 2018, AB Merger Sub, Inc., a wholly-owned, indirect subsidiary of the Company entered into a Business Loan Agreement (the "First Northern Loan Agreement") and Promissory Note with First Northern Bank of Dixon ("First Northern"), with respect to a $2,024,750 senior secured term loan (the "Senior Secured Term Loan"). The First Northern Loan Agreement and Promissory Note are dated and effective as of June 14, 2018. The proceeds of the Senior Secured Term Loan were used to fund a portion of the merger consideration to acquire Antibodies.  Interest will accrue on the Senior Secured Term Loan at an annual rate based on the five-year Treasury constant maturity (index) plus 2.50% (margin) for years one through five then adjusted and fixed for years six through ten using the same index and margin. The borrower's and the Company's obligations to First Northern under the First Northern Loan Agreement are secured by certain real property owned by the Antibodies as of the closing of the Antibodies merger. The Senior Secured Term Loan will mature on June 14, 2028 (subject to earlier termination as provided in the First Northern Loan Agreement). The First Northern Loan Agreement requires, among other things, that the borrowers, maintain certain Minimum Debt Service Coverage, Debt to Tangible Net Worth and Tangible Net Worth ratios as defined in the First Northern Loan Agreement.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018, outstanding borrowings under the Senior Secured Term Loan were $2,024,750, with interest accruing at an effective interest rate of 5.28%.  The financial covenants set forth in the First Northern Loan Agreement will commence for the period ending September 30, 2018.

Working Capital Requirements

Indco's cash needs are currently met by the term loan and revolving credit facility under the First Merchants Credit Agreement and cash on hand. As of June 30, 2018, Indco had $1.47 million available under its $1.5 million revolving facility subject to collateral availability and $320,366 in cash. The Company believes that the current financial resources will be sufficient to finance Indco's operations and obligations (current and long-term liabilities) for the long and short terms. However, actual working capital needs for the long and short terms will depend upon numerous factors, including operating results, the cost associated with growing Indco either internally or through acquisition, competition, and the availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Indco's operations will be materially negatively impacted.

CURRENT OUTLOOK

The results of operations in both the Global Logistics Services and Manufacturing segments are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of Janel Group's various current and prospective customers. Historically, the Company's quarterly results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group's international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor. As a result, there can be no assurance that historical patterns will continue in future periods.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013).

In connection with the preparation of the Company's Quarterly Report on Form 10-Q, management identified the following material weaknesses as of June 30, 2018:

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2018.

Our management performed analyses, substantive procedures, and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Form 10-Q as of June 30, 2018 are fairly presented, in all material respects, and in conformity with U.S. GAAP.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Exhibit No.
2.1
Agreement and Plan of Merger, dated May 8, 2018, by and among Antibodies Incorporated, AB HoldCo, Inc., AB Merger Sub, Inc., Richard Krogsrud, as Representative of the Stockholders, and the Rollover Stockholders signatory thereto (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed May 11, 2018, File No. 333-60608).

10.1	Janel Corporation 2017 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 11, 2018, File No. 333-60608).
10.2
Business Loan Agreement, dated June 14, 2018, by and between AB Merger Sub, Inc. and First Northern Bank of Dixon (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed June 27, 2018).

10.3
Promissory Note, dated June 14, 2018, made by AB Merger Sub, Inc. payable to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 27, 2018).

10.4	Deed of Trust, dated June 14, 2018, by Antibodies Incorporated, as Trustor (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed June 27, 2018).
10.5
Commercial Guaranty, dated June 14, 2018, from Janel Corporation (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed June 27, 2018).

10.6
Commercial Guaranty, dated June 14, 2018, from AB HoldCo, Inc. (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed June 27, 2018).

10.7
Note Purchase Agreement, dated June 22, 2018, by and between AB HoldCo, Inc. and Richard Krogsrud (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed June 27, 2018).

10.8
Note Purchase Agreement, dated June 22, 2018, by and between AB HoldCo, Inc. and the Michael L. Smith and Ardyce F. Smith 1994 Revocable Trust (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed June 27, 2018).

10.9
Subordinated Promissory Note, dated June 22, 2018, made by AB HoldCo, Inc. payable to Richard Krogsrud (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed June 27, 2018).

10.10
Subordinated Promissory Note, dated June 22, 2018, made by AB HoldCo, Inc. payable to the Michael L. Smith and Ardyce F. Smith 1994 Revocable Trust (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed June 27, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer*
101
Interactive data files providing financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders' Equity for the nine months ended June 30, 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2018	JANEL CORPORATION
Registrant

/s/ Brendan J. Killackey
Brendan J. Killackey
President and Chief Executive Officer
(Principal Executive Officer)