Form 10-K
period 2018-09-30
JANEL CORP
filed 2019-07-26
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number: 333-60608

JANEL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-1005291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Merrick Road, Suite 400, Lynbrook, New York	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(516) 256-8143

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:
Title of Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, $0.001 par value (“Common Stock”), held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2018, was $2,059,335.

The number of shares of the registrant’s Common Stock outstanding as of July 15, 2019 was 857,412.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, the terms “Janel”, the “Company”, “we”, “us” and “our” mean Janel Corporation and its subsidiaries.

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended September 30, 2018 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2018 (the “Q1 Form 10-Q”) and March 31, 2019 (the “Q2 Form 10-Q” and, together with the Q1 Form 10-Q, the “Periodic Reports”).  In preparation of this Form 10-K, the Company determined that it required additional time to complete its analysis of complex technical and accounting issues relating to ASC Topic 605-45, Revenue Recognition – Principal Agent Consideration, with respect to the Company’s Global Logistics Services segment.  We delayed the filing of this Form 10-K and our Periodic Reports with the Securities and Exchange Commission (the “SEC”) in order to complete these reviews.

We are now filing this Form 10-K as a result of the completion of the aforementioned reviews.  Based upon these reviews, the Company identified certain errors relating to its previously-issued financial statements, which resulted in revisions to our previously-issued financial statements and which are discussed in further detail under Note 18, Correction of Error in Prior Period Financial Statements, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.  Specifically, the Company determined that its previously reported revenues for its Global Logistics Services segment, and the related forwarding expense, should have been lower by approximately $18.8 million.  The Company further determined that the error had no effect on total assets, total stockholders’ equity, operating results, cash flows or earnings per share in the consolidated financial statements as of September 30, 2017 or for the fiscal year then ended as previously reported.

Except as specifically set forth herein, the information contained in this Form 10-K is presented as of September 30, 2018 and the periods then ended, and these financial results do not reflect events or results of operations that have occurred subsequent to September 30, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” “will,” “should,” “likely,” “intends,” “believes,” “outlook” and similar expressions are intended to be among the statements that identify forward-looking statements. Janel’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to: Janel’s strategy of expanding its business through acquisitions of other businesses; the identification and remediation of material weaknesses in our internal controls over financial reporting; the ability of Janel to obtain sufficient working capital to continue operations; Janel’s future financial and operating results and cash needs; Janel’s debt obligations and ability to generate cash to make payments on indebtedness; economic and other conditions in the markets in which Janel operates; costs, delays and difficulties related to Janel’s and its subsidiaries’ dependence on being able to attract and retain skilled managers and other personnel; intense competition within the industries in which Janel’s subsidiaries compete; security breaches or cybersecurity attacks; uncertainty regarding Janel’s and its subsidiaries’ ability to manage and continue their growth and implement their business strategy; dependence on the availability of cargo space to serve the customers of Janel’s Global Logistics Services segment; aggressive competition in Janel’s Manufacturing (Indco) Segment from competitors with greater financial resources; the ability of Janel’s Manufacturing (Life Sciences) Segment to introduce new products in a timely manner and withstand competitive challenges; the reliance by Janel’s Manufacturing (Indco) and (Life Sciences) segment on a single location to manufacture its products; effects of regulation; vulnerability to general economic conditions and dependence on Janel’s principal customers; risk of international operations; demand for the services of Janel’s subsidiaries; and the ability of Janel’s subsidiaries to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Our Business

Janel Corporation (“Janel,” the “Company,” or the “Registrant”) is a holding company with subsidiaries in two business segments: Global Logistics Services and Manufacturing. Janel strives to create shareholder value primarily through three strategic priorities:

•	supporting its businesses’ efforts to make investments and to build long-term profits;
•	allocating Janel’s capital at high risk-adjusted rates of return; and
•	attracting and retaining exceptional talent.

The Company’s Global Logistics Services segment, comprised of several wholly-owned subsidiaries collectively known as “Janel Group,” provides customs brokerage and non-asset-based transportation services. The Company’s Manufacturing segment is comprised of two manufacturing businesses in mixing equipment and life sciences. Janel was incorporated on August 31, 2000 and is domiciled in the state of Nevada.  Its corporate headquarters are located in Lynbrook, New York.

A management group at the holding company level (the “corporate group”) focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

Janel and its consolidated subsidiaries employ 172 full-time and four part-time people in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good.

Acquisitions

Year Ended September 30, 2018 Acquisitions

On June 22, 2018, the Company acquired Antibodies Incorporated (“Antibodies”). Antibodies is a manufacturer and distributor of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and a developer and practitioner of immunoassays for academic and industry research scientists. Antibodies is a life science business within our Manufacturing segment.

On March 5, 2018, the Company acquired all of the outstanding common stock of Aves Labs, Inc. (“Aves”).  Aves provides high-quality antibodies and other immunoreagents for biomedical research and diagnostics. Aves is a life science business within our Manufacturing segment.

On January 3, 2018, the Company acquired Global Trading Resources, Inc. (“GTRI”). GTRI provides full-service cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. GTRI is part of Janel Group, discussed below, within our Global Logistics Services segment.

Year Ended September 30, 2017 Acquisitions

On April 1, 2017, the Company acquired the equity of W.J. Byrnes & Co., Inc. (“Byrnes”).  Byrnes is a Global Logistics Services provider with five U.S. locations. Byrnes is part of Janel Group within our Global Logistics Services segment.

Year Ended September 30, 2016 Acquisitions

On March 21, 2016, the Company purchased Indco, Inc. (“Indco”), a manufacturer and distributor of mixing equipment, which is included within our Manufacturing segment.

Our Business Segments

We have two reportable segments: Global Logistics Services and Manufacturing.

Global Logistics Services

The Company’s Global Logistics Services segment is comprised of several wholly-owned subsidiaries, collectively known as “Janel Group.” Janel Group is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

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

Our Global Logistics Services revenue is greatly influenced by the price of transportation services and other items such as fuel prices. We and others in the industry, therefore, tend to track net revenue calculated as total revenues less the cost of purchased transportation and related services and the cost of purchased products sourced for resale. We consider net revenue to be our primary performance measurement. Accordingly, the discussion of our results of operations focuses on the changes in our net revenues.

During the fiscal year ended September 30, 2018, Janel Group handled approximately 53,000 individual import and export shipments originating or terminating in the United States, Latin America, Europe, Asia and Africa. Approximately 38% of the “gross” revenue from these activities related to ocean import/export, 24% to air import/export, 16% to customs brokerage and the remainder to ground and other freight forwarding services. Janel Group had no customers that accounted for more than 10% of Janel Corporation’s total revenue in fiscal 2018.

Based upon net revenue, our customers are diverse with the largest individual customer accounting for about 3% of net revenue and the top ten customers accounting for 23% of net revenue during fiscal 2018. For our service offerings by net revenues, during the fiscal year ended September 30, 2018, 49% related to customs brokerage entries, 16% to ocean freight, 15% to air freight and 20% to domestic transportation.

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

Each office is responsible for its growth and profitability. The Janel Group leadership helps the offices as needed with efforts such as hiring new people, maintaining a common information technology platform and centralized accounting services. Our growth strategy includes servicing existing customers well and winning more of their business, hiring new people that can grow our company, and adding new companies or services through acquisitions. Our goal is to maintain a high-quality service network that shares one brand connected with a common information technology platform.

The logistics industry is highly fragmented, with low barriers to entry and intense competition. Janel Group competes against providers ranging in size from “mom-and-pop” businesses to multi-national firms with hundreds of offices worldwide. Many Janel Group customers utilize more than one logistics provider.

The global forwarding industry requires dealings in currencies other than the U.S. Dollar. As a result, Janel Group is exposed to the inherent risks of international currency markets and governmental interference. Some countries in which Janel Group maintains agent relationships have currency control regulations that influence Janel Group’s ability to hedge foreign currency exposure. Janel Group tries to manage these exposures by accelerating international currency settlements among those agents.

Historically, Janel Group’s quarterly operating results have been subject to seasonal trends. The fiscal third and fourth quarters have traditionally been the strongest, and the fiscal second quarter has traditionally been the weakest. This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and other similar and subtle forces.

A significant portion of Janel Group’s revenues are derived from customers in industries with shipping patterns tied to consumer demand and/or just-in-time production schedules. Many of Janel Group’s customers may ship a significant portion of their goods at or near the end of a quarter. Therefore, the timing of Janel Group revenues is, to a large degree, affected by factors beyond its control, such as shifting consumer demand for retail goods and manufacturing production delays. Janel Group cannot accurately forecast many of these factors, nor can it estimate the relative impact of any given factor. Therefore, historical patterns experienced may not continue in the future.

Government Regulation

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

Janel Group is a customs broker licensed and permitted by U.S. Customs and Border Protection (“CBP”). All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. Janel Group is a registered Ocean Transportation Intermediary (“OTI”) and is licensed as a non-vessel operating common carrier (“NVOCC”) by the Federal Maritime Commission (“FMC”). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements. We also operate as a Transportation Security Administration (“TSA”) certified Indirect Air Carrier (“IAC”), providing air freight services, subject to commercial standards set forth by the International Air Transport Association (“IATA”) and federal regulations issued by the Transportation Security Administration.

Risk Management and Insurance

As a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability above minimum industry standards in our international freight forwarding, ocean transportation or air freight businesses on international or domestic air shipments. With regards to international freight forwarding, ocean transportation and international domestic air freight shipments, we offer our customers the option to purchase shippers’ interest coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and typically contract for warehousing services from companies that provide us the same degree of coverage.

We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with an umbrella policy.

Manufacturing

The Company’s Manufacturing segment is comprised of Indco, Inc. (“Indco”), Aves and Antibodies. Janel established the Manufacturing segment in 2016 with its acquisition of Indco and expanded the segment with two manufacturing businesses in 2018 through the acquisitions of Aves and Antibodies.

Mixing Equipment

Indco, which is a majority-owned subsidiary of the Company, manufactures and distributes mixing equipment and apparatus for specific applications within various industries. Indco’s headquarters and manufacturing operations are located in a single leased facility in New Albany, Indiana.

Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include over 2,500 standard product configurations, both manufactured and distributed, available for order from Indco’s website and its print catalog, mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2018, Indco made approximately 5,800 individual shipments to customers. In fiscal 2018, approximately 82% of Indco’s revenue came from manufacturing activity. The remainder of its revenue came from non-manufactured product distribution activity. Indco’s revenue generally is level throughout the year with little seasonality.

Indco relies on a variety of providers of raw materials, mechanical components and other services in order to manufacture its products. These providers include national and multi-national suppliers for common industrial components such as motors, gear drives, motor controls and many other standard hardware products. Additionally, regional and local suppliers provide Indco-specific parts such as castings and fabricated metal components. Raw materials, primarily steel bar, plate and shafts are sourced from domestic steel mills through local distributors. Alternative or substantially similar options are available from suppliers other than those Indco currently employs. While custom cast or fabricated parts are at greater risk for supply interruption, alternative equivalent suppliers are typically available.

Our growth strategy within the industrial mixer business is to expand our reputation as a high-quality manufacturer of often customized products to meet specialized mixing needs. Indco’s products are often utilized in mission-critical applications, making our high quality and strong service offering highly valuable to our customers. Our growth strategy includes keeping our direct relationship with the customer relevant through our web presence, introducing new relevant products and expanding our reach into new and existing markets with sales efforts and partners.

The industrial mixer manufacturing industry is highly fragmented with low barriers to entry. Indco competes with companies of all sizes based on a combination of pricing, lead-times, service, quality and ability to reach customers through internet presence and catalog circulation.

Government regulation directly governing Indco’s industrial mixer product line is minimal. Changing energy efficiency standards, however, as mandated by the Department of Energy, can, over time, affect electric motor manufacturers whose products are used by Indco.  Historically, these changes have resulted in only minor changes to our product line.

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

Life Sciences

The Company’s wholly-owned life science subsidiaries consist of Antibodies and Aves. Aves is a manufacturer and distributor of high-quality antibodies and other immunoreagents for biomedical research and diagnostics. Antibodies is a manufacturer and distributor of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and a developer and practitioner of immunoassays for academic and industry research scientists. Through a combined portfolio of approximately 900 products and a range of custom services, Aves and Antibodies provide the scientific community with high quality tools to support critical research efforts.

Our life sciences business is based in Davis, California on its owned 40-acre facility.

Our growth strategy is to place high-quality products in the hands of more researchers to accelerate scientific discovery. Our strategies include:

•
Product innovation: By working with key researchers and scientific organizations, we seek to develop new products to enhance the range of tools available and thereby expand the capabilities of life science researchers.

•
Operational improvement: We continue to enhance our operational designs and processes to be more efficient, which supports higher profitability and enables us to devote more resources to investments in growth and innovation.

•	Attract and retain exceptional talent: High quality scientists enable our top-quality products and services to be offered which are key to our reputation in the market place.

•	Acquisitions and investments: We intend to grow by acquiring new businesses with high quality reputations that will benefit from our combined innovation and operational strength.

•
Customers and distribution methods: We sell our biotechnology products directly to customers, principally direct through our website or distributors. Some of our customers utilize our scientific expertise and production capabilities and purchase our products and re-label them.  Our reputation for quality products is critical to our ability to attract new customers for both our products and services.

•
Competitors: A number of companies supply protein-related research and diagnostic reagents. Customers choose their products based upon product quality, reputation and price. We believe a number of our products have long standing reputations and that our portfolio overall is well regarded, especially amongst the academic, diagnostic and pharmaceutical research community.

•
Manufacturing: We manufacture our products at one location in Davis, California. Our antibodies are produced using a variety of technologies including traditional animal immunization and hybridoma technology as well as recombinant antibody techniques. We are not dependent on key or sole source suppliers for most of our products as we typically have several outside sources for all critical raw materials necessary for the manufacture of our products.

The majority of our life science products are shipped within two days of receipt of the customers’ orders. Consequently, we typically do not maintain significant backlog of orders for our life science segment products.

Our life science business is subject to regulation. Antibodies maintains International Organization of Standardization certification for medical devices to support our manufacturing operation. We also comply with regulations related to the United States Department of Agriculture, National Institutes of Health, Office of Laboratory Animal Welfare and the United States Food and Drug Administration. Many on our customers are regulated and must verify our compliance with their standards throughout the supply chain which requires us to maintain careful records. The failure to comply with these regulations may impair our ability to compete in the marketplace.

Additional information with respect to Janel’s businesses

Our principal executive offices and corporate headquarters are located at 303 Merrick Road, Suite 400, Lynbrook, New York 11563, and our telephone number is (516) 256-8143.
Janel maintains a website (http://www.janelcorp.com) where certain corporate governance documents and links to its subsidiaries’ websites can be found. Janel’s periodic reports filed with the SEC can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through Janel’s website (http://www.janelcorp.com). The information contained or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

ITEM 1A.	RISK FACTORS

The following risk factors should be read carefully in connection with evaluation of the Company’s business and any forward-looking statements made in this Annual Report on Form 10-K and elsewhere. See the section entitled “forward-looking statements” set forth above. Any of the following risks or others discussed in this Annual Report on Form 10-K or the Company’s other SEC filings could materially adversely affect the Company’s business, operating results and financial condition.

An investment in Janel’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect Janel are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

Risk Factors Related To Janel’s Growth Strategy

Janel’s strategy of expanding its business through acquisitions of other businesses presents special risks.

Janel expects to grow its businesses in part by completing acquisitions. Janel either will acquire businesses within its existing segments, or it will expand its portfolio into new segments. In either case:

•	Janel’s financial condition may not be sufficient to support the funding needs of an expansion program;

•	Janel may not be able to successfully identify suitable investment opportunities;

•	acquisitions that Janel undertakes may not be successfully consummated or enhance profitability; or

•	expansion opportunities may not be available to Janel upon reasonable terms.

There may be a limited number of operating companies available for acquisition that Janel deems to be desirable targets. Consequently, there may be a high level of competition among companies seeking to acquire these targets. Janel may be in competition with entities whose financial resources, technical expertise and managerial capabilities are significantly greater than Janel’s. Therefore, Janel may be at a competitive disadvantage in negotiating and executing possible acquisitions. Even if Janel is successful in a competitive bidding process for an acquisition, this competition may affect the terms of completed transactions, and, as a result, Janel may pay more or receive less favorable terms than it expected for potential acquisitions.

In addition, even if Janel is able to successfully compete with these entities, it expects future acquisitions to encounter risks similar to those that past acquisitions have encountered, such as:

•	difficulty in assimilating/integrating the operations and personnel of the acquired businesses;

•	potential disruption of Janel’s or the target’s ongoing business;

•	inability to realize the projected operational and financial benefits from the acquisition or to maximize financial and strategic benefits through the incorporation of acquired personnel and clients;

•	difficulty maintaining uniform standards, controls, procedures and policies;

•	impairment of relationships with employees and clients resulting from integration of the newly acquired company;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	significantly increased need for working capital to operate the acquired companies;

•	exposure to unforeseen liabilities of acquired companies; and

•
need to incur additional indebtedness, issue stock (which may have rights superior to the rights of Janel’s stockholders and which may have a dilutive effect on Janel’s stockholders), or use cash in order to complete the acquisition.

Furthermore, management’s attention may be diverted by acquisition, investment, transition or integration activities. Janel may be required to dedicate additional management and other resources to newly acquired businesses. Additionally, should Janel acquire a new line of business in which it has no operating history, the success of such new business cannot be assured. If an acquired entity is not efficiently or completely integrated, then Janel’s business, financial condition and operating results could be materially adversely affected.

Janel might fail to realize the expected benefits or strategic objectives of any acquisition it undertakes, or it may spend resources exploring acquisitions that are not consummated.

Due to its acquisition strategy, Janel faces a number of risks that could adversely affect Janel’s business, financial condition and operating results.  Janel might not achieve its expected return on investment or may lose money. Janel may be adversely impacted by liabilities that it assumes from an acquired business, including from that business’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, Janel may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquired business’s previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on Janel’s business.

Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses.

Janel may face litigation or other claims as a result of certain terms and conditions of our acquisition agreements, such as earn-out payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If Janel is unable to complete the number and kind of acquisitions for which it plans, or if Janel is inefficient or unsuccessful at integrating any acquired businesses into its operations, Janel may not be able to achieve its planned rates of growth or improve its market share, profitability or competitive position.

Risk Factors Related To Janel’s Business And Industries
(in thousands except per share data)

Economic and other conditions in the markets in which Janel operates can affect demand for services and the Company’s results of operations.

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

Janel’s cash needs are currently met by commercial bank credit facilities, cash on hand and cash generated from current operations. Actual working capital needs for the short and long terms will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition, and the cost associated with growing, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under Janel’s bank lines of credit are insufficient to meet cash needs, Janel will be required to obtain additional investment capital or debt funding to continue operations.

Our substantial debt obligations could restrict our operations and financial condition. Additionally, our ability to generate cash to make payments on our indebtedness depends on many factors beyond our control.

As of September 30, 2018, we had approximately $14,802 of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:

• making it more difficult for us to satisfy our financial obligations;

• increasing our vulnerability to adverse economic, regulatory, and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

• limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

• limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, and general corporate or other purposes; and

• exposing us to greater interest rate risk, including the risk to variable borrowings of a rate increase and the risk to fixed borrowings of a rate decrease.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness when scheduled payments are due or to fund other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require make-whole payments and compliance with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing would depend on, among other things, our financial condition at the time, restriction in the agreements governing our indebtedness, and the condition of the financial markets and the industry in which we operate. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we may have to seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with the terms of any existing or future indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of the payment of all of our debt.

Instability in the financial markets may adversely affect our business.

Instability in the global financial markets could reduce availability of credit to our business.  Although we currently have a revolving credit agreement with Santander Bank, N.A. in place until October 17, 2020, tightening credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of the Company’s securities.  In 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021.  It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.  If LIBOR ceases to exist, we will need to renegotiate our revolving credit facility, as well as Indco’s credit agreement with First Merchants Bank.  This could have an adverse effect on our financing costs.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As disclosed in Part II--Item 9A, we have identified certain material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2018, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see Part II – Item 9A. In addition, if we identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Although we believe that we are taking appropriate action to remediate the control deficiency, if we are unable to effectively remediate these material weaknesses or are otherwise unable to maintain adequate internal control over financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis under the federal securities laws and our credit facilities. Such developments could materially adversely affect our business and the market price of our common shares through loss of public and investor confidence, as well as subject us to legal and regulatory action.

Janel’s businesses are dependent upon key employees.

Janel believes that the success of its subsidiaries is highly dependent on the continuing efforts of certain key employees, including technical personnel, particularly experienced engineers and scientists in our Life Sciences business. Only some of our employees are subject to employment agreements.  The competition for experienced engineers and scientists in our Life Sciences business is intense. The loss of the services of key personnel could have a material adverse effect on Janel’s business.

Janel may face competition from parties who sell their businesses to Janel and from professionals who cease working for Janel.

While we typically enter into non-competition and non-solicitation agreements with parties that sell their businesses to us, one or more of the former owners of an acquired business who do not join Janel or persons who leave Janel’s employment may compete with Janel or solicit Janel’s employees or clients in the future. Even if ultimately resolved in Janel’s favor, any litigation associated with enforcing non-competition or non-solicitation agreements could be time consuming, costly and distract management’s focus from Janel’s business.

Moreover, states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees.  Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, Janel may decide not to pursue legal remedies if it determines that the costs or other factors outweigh the benefits of any possible legal recourse or if the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for Janel or an acquired business, may be able to compete more effectively with Janel and may be more successful in soliciting its employees and clients than unaffiliated third-parties.

Terrorist attacks and other acts of violence or war may affect any market on which the Company’s shares trade, the markets in which the Company’s subsidiaries operate, and the Company’s business operations and profitability.

Terrorist acts or acts of war or armed conflict could negatively affect Janel’s business operations. Any of these acts could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, and, in particular, could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause a reduction in demand for Janel’s businesses. In particular, this would have a corresponding negative effect on Janel’s Global Logistics Services business.

Security breaches or cybersecurity attacks could adversely affect Janel’s ability to operate, could result in personal information being misappropriated, and may cause Janel to be held liable or suffer harm to its reputation.

External and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to Janel’s information technology systems and operations. Janel may be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to Janel’s reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost.

In addition, our insurance coverage and/or indemnification arrangements that we enter into, if any, may not be adequate to cover all of the costs related to cybersecurity attacks or disruptions resulting from such events.

We must also rely on the safeguards put in place by customers, suppliers, vendors or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards.  In the event of a breach affecting these third parties, our business and financial results could suffer materially. With respect to our commercial arrangements with these third parties, we have processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. Nevertheless, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes or a cyber-attack on a third party’s information network and systems.

Risk Factors Related To Janel’s Global Logistics Services Business (Janel Group)

Janel Group faces aggressive competition from freight carriers with greater financial resources and from companies that operate in areas in which Janel Group plans to expand in the future.

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

In addition, the transport of freight, both domestically and internationally, is highly competitive and price sensitive, and new competitors emerge annually. Changes in the volume of freight transported, shippers’ preferences as to the timing of deliveries as a means to control shipping costs, economic and political conditions, both in the United States and abroad, work stoppages, U.S. and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation may all have significant impact on Janel Group’s overall business, growth and profitability.

Janel Group’s ability to serve its customers depends on the availability of cargo space from third parties.

Janel Group’s ability to serve its customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that Janel Group uses. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of airlines or ocean carriers serving particular shipment lanes at particular times. These shortages could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond Janel Group’s control. Janel Group’s future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by airlines or ocean carriers for cargo space. In addition, any determination that Janel Group’s third-party carriers have violated laws and regulations could seriously damage its reputation and brands, resulting in diminished revenue and profit and increased operating costs.

Recessions and other economic developments that reduce freight volumes could have a material adverse impact on Janel Group’s business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers like those that Janel Group services, interest rate fluctuations and other economic factors beyond Janel Group’s control. Deterioration in the economic environment subjects Janel Group’s business to various risks that may have a material impact on its operating results and cause it, and therefore Janel, to not reach its long-term growth goals, as a result of, for example, the following:

•	a reduction in overall freight volumes in the marketplace, reducing Janel Group’s opportunities for growth;

•	economic difficulties encountered by some of Janel Group’s customers, who may, therefore, not be able to pay Janel Group in a timely manner or at all, or may go out of business;

•
economic difficulties encountered by a significant number of Janel Group’s transportation providers, who may go out of business and, therefore, leave Janel Group unable to secure sufficient equipment or other transportation services to meet commitments to its customers; and

•	the inability of Janel Group to appropriately adjust its expenses to changing market demands.

In addition, if a downturn in the business cycles of Janel Group’s customers causes a reduction in the volume of freight shipped by those customers, its, and therefore Janel’s, operating results could be adversely affected.

Other events affecting the volume of international trade and international operations could adversely affect Janel Group’s international operations.

In addition to economic conditions, Janel Group’s international supply chain services are directly related to, and dependent on, the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as Janel Group’s international supply chain services, is influenced by many factors, including:

•	economic and political conditions in the United States and abroad;

•	major work stoppages;

•	exchange controls, currency conversion and fluctuations;

•	war, other armed conflicts and terrorism; and

•	U.S. and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

The foregoing and other events beyond Janel Group’s control, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on Janel Group’s business.

In particular, changes to major international trade arrangements (e.g., the United States-Mexico-Canada Agreement), and the imposition of tariffs by certain foreign governments, including China, in response to the imposition of tariffs or modification of trade relationships by the United States, could negatively impact our results of operations.

Janel Group may be unable to manage its staffing needs, which may have an adverse impact on its costs of doing business.

In order to respond to the high variability in Janel Group’s business model, it may be necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match Janel Group’s staffing levels to its business needs. In addition, Janel Group has other primarily variable expenses that are fixed for a period of time, and it may not be able to adequately adjust them in a period of rapid change in market demand.

Janel Group faces competition in the freight forwarding, freight brokerage, logistics and supply chain management industry.

The freight forwarding, freight brokerage, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. Janel Group faces competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. Customers increasingly are turning to competitive bidding processes, in which they solicit bids from a number of competitors, including competitors that are larger than Janel Group. Increased competition may lead to revenue reductions, reduced profit margins or a loss of market share, any one of which could harm Janel Group’s business. There are many factors that could impair Janel Group’s profitability, including the following:

•
competition with other transportation services companies, some of which have a broader coverage network, a wider range of services, more fully developed information technology systems and greater capital resources than those of Janel Group;

•
reduction by Janel Group’s competitors of their rates to gain business, especially during times of declining growth rates in the economy, which reductions may limit Janel Group’s ability to maintain or increase rates, maintain its operating margins or maintain significant growth in its business;

•
shifts in the business of shippers to asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry-wide capacity;

•	solicitation by shippers of bids from multiple transportation providers for their shipping needs and the resulting depression of freight rates or loss of business to competitors; and

•	the use by Janel Group’s competitors of cooperative relationships to increase their ability to address shipper needs.

Janel Group’s industry is consolidating, and if it cannot gain sufficient market presence, Janel Group may not be able to compete successfully against larger companies in its industry.

There currently is a trend within Janel Group’s industry towards consolidation of the niche players into larger companies that are attempting to increase global operations through the acquisition of regional and local freight forwarders, brokers and other freight logistics providers. If Janel Group cannot gain sufficient market presence or otherwise establish a successful strategy in its industry, it may not be able to compete successfully against larger companies in its industry.

Failure to comply with governmental permit and licensing requirements or statutory and regulatory requirements could result in civil and criminal sanctions, fines or revocation of Janel Group’s operating authorities, and changes in these requirements could adversely affect Janel Group’s business.

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

Janel Group’s business is subject to seasonal trends.

Historically, Janel Group’s operating results have been subject to seasonal trends when measured on a quarterly basis. Its second fiscal quarter has traditionally been the weakest, and the third and fourth fiscal quarters have traditionally been the strongest. As a result, its quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which Janel Group operates, holiday seasons, consumer demand, climate, economic conditions and numerous other factors. This historical seasonality has also been influenced by the growth and diversification of Janel Group’s international network and service offerings. A substantial portion of Janel Group’s revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, Janel Group’s revenue is, to a large degree, affected by factors that are outside of its control. Janel Group’s historic operating patterns may not continue in future periods as it cannot influence or forecast many of these factors.

Risk Factors Related To Janel’s Manufacturing Business (Indco)

Indco faces aggressive competition from competitors with greater financial resources.

Indco is a producer of industrial mixers and mixing equipment for a variety of industries. The industrial mixer manufacturing industry is highly fragmented with low barriers to entry. This market is addressed by companies ranging in size from large, publicly held concerns with resources greater than those of Indco to small privately-owned entities. New competitors emerge annually, and many aggressively market through electronic media. Our competitors may be more innovative than us, and as a result, Indco may be unable to compete effectively.

Because most of Indco’s contracts are individual purchase orders and not long-term agreements, Indco may not be able to generate a similar amount of revenue in the future.

Indco must bid or negotiate each of its contracts separately, and when it completes a contract, there is generally no continuing source of revenue under that contract. As a result, Indco cannot assure that it will have a continuing stream of revenue from any contract. Indco’s failure to generate new business on an ongoing basis would materially impair its ability to operate profitably.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect Indco’s revenue and earnings.

The availability of certain critical raw materials is subject to factors that are not within Indco’s control. In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions. While Indco has historically been able to source its raw materials from an assortment of suppliers, at any given time, Indco may be unable to obtain an adequate supply of critical raw materials on a timely basis, at prices and other terms acceptable to it, or at all. If suppliers increase the price of critical raw materials or are unwilling or unable to meet Indco’s demand, it may not have alternative sources of supply. In addition, to the extent that Indco has existing contracts or has quoted prices to customers and accepted customer orders for products prior to purchasing the necessary raw materials, it may be unable to raise the price of products to cover all or part of the increased cost of the raw materials. If Indco is unable to obtain adequate and timely deliveries of required raw materials, it may be unable to timely manufacture sufficient quantities of products. This could cause Indco to lose sales, incur additional costs, delay new product introductions or suffer harm to Indco’s reputation.

In addition, costs of certain critical raw materials have been volatile due to factors beyond Indco’s control. Raw material costs are included in Indco’s contracts with customers, but in some cases Indco is exposed to changes in raw material costs from the time purchase orders are placed to when it purchases the raw materials for production. Changes in business conditions could adversely affect Indco’s ability to recover rapid increases in raw material costs and may adversely affect Indco’s, and therefore Janel’s, results of operations.

Failure to obtain and retain skilled technical personnel could adversely affect Indco’s operations.

Indco’s production facilities require skilled personnel to operate and provide technical services and support for its business. Competition for the personnel required for Indco’s business intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals. This could increase Indco’s costs or have other adverse effects on its operations.

If Indco’s customers successfully assert product liability claims against it due to defects in Indco’s products, its operating results may suffer and its reputation may be harmed.

Indco faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results, or is alleged to result, in bodily injury, property damage or economic loss. While Indco believes that it meets or exceeds existing professional specification standards recognized or required in the industries in which it operates, Indco has been subject to claims in the past, and it may be subject to claims in the future. A successful product liability claim or series of claims against Indco, or a significant warranty claim or series of claims against it, could materially decrease its liquidity, and therefore Janel’s financial condition.

The extensive environmental, health and safety regulatory regimes applicable to Indco’s operations create potential exposure to significant liabilities.

The nature of Indco’s manufacturing business subjects its operations to numerous and varied federal, state, local and international laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Failure to comply with these laws and regulations, or with the permits required for Indco’s operations, could result in fines or civil or criminal sanctions, third party claims for property damage or personal injury, and investigation and cleanup costs. Potentially significant expenditures could be required in order to comply with new environmental laws or requirements that may be adopted or imposed in the future.

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

Indco’s business operates out of a single location in New Albany, Indiana. Indco employs lean manufacturing techniques and therefore carries little inventory. Indco could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around its facility in Indiana. As a result, Indco may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and Indco may suffer damage to its reputation. Indco’s, and therefore Janel’s, financial condition and results of operations could be materially adversely affected were such events to occur.

Risk Factors Related To Janel’s Manufacturing Business (Life Sciences)

It may be difficult for Life Sciences to implement its strategies for revenue growth in light of competitive challenges.

Life Sciences faces significant competition across many of its product lines. Competitors include companies ranging from start-up companies, which may be able to more quickly respond to customers’ needs, to large multinational companies, which may have greater financial, marketing, operational, and research and development resources than the Company. In addition, consolidation trends in the pharmaceutical, biotechnology and diagnostics industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers. Failure to anticipate and respond to competitors’ actions may impact the future sales and earnings of Life Sciences and therefore Janel.

If Life Sciences does not compete effectively, its business may be harmed.

Life Sciences encounters aggressive competition from numerous competitors in many areas of its business. It may not be able to compete effectively with all of these competitors. To remain competitive, Life Sciences must develop new products and periodically enhance its existing products. We anticipate that Life Sciences may also have to adjust the prices of many of its products to stay competitive. In addition, new competitors, technologies or market trends may emerge to threaten or reduce the value of our product lines.

If Life Sciences does not introduce new products in a timely manner, it may lose market share and be unable to achieve revenue growth targets.

Life Sciences sells many of its products in industries characterized by frequent new product and service introductions and evolving customer needs and industry standards. Many of the businesses competing with Life Sciences in these industries have significant financial and other resources to invest in new technologies, substantial intellectual property portfolios, significant experience in new product development, regulatory expertise, manufacturing capabilities and established distribution channels to deliver products to customers. Failure to innovate and develop new products may impact the future sales and earnings of Life Sciences and therefore Janel.

The manufacture and sale of products and services may expose us to product and other liability claims for which we could have substantial liability.

Life Sciences faces an inherent business risk of exposure to product and other liability claims if its products, services or product candidates are alleged or found to have caused injury, damage or loss. While we retain product liability insurance, we may be unable to obtain insurance with adequate levels of coverage for potential liability on acceptable terms or claims of this nature may be excluded from coverage under the terms of any insurance policy that we obtain. If we are unable to obtain such insurance or the amounts of any claims successfully brought against us substantially exceed our coverage, then our business could be adversely impacted.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

Life Sciences competes in markets in which it or its customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety, and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products or increase our costs of producing these products.

The Life Sciences business operates from a single location, which exposes it to certain risks.

Our Life Sciences business operates out of a single location in Davis, California. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, could adversely affect our sales and customer relationships and therefore adversely affect our business.

The success of Life Sciences depends on its ability to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity.

Product quality and reputation are key purchasing decision factors for our Life Science customers.  While our Life Science operations have experienced and qualified personnel, long operating histories and substantial production systems and protocols in place, failure on our part to meet our customers’ high-quality product expectations (in particular with respect to product purity, reproducibility and specificity) could adversely impact our business.

Risk Factors Related To Ownership of Janel’s Common Stock

Janel’s officers and directors and one of its stockholders have a controlling influence over Janel.

Janel’s officers and directors control the vote of approximately 78.2% of the outstanding shares of Janel’s common stock, including the options to purchase shares that have been granted to key employees. As a result, Janel’s officers and directors control the election of Janel’s directors and therefore have the ability to control the affairs of Janel. Furthermore, one particular investor in the Company has the right to appoint 50% of the members of Janel’s board of directors.

As a result, these officers, directors and stockholders have controlling influence over, among other things, the ability to amend Janel’s certificate of incorporation and bylaws or effect or preclude fundamental corporate transactions involving Janel, including the acceptance or rejection of any proposals relating to a merger of Janel or an acquisition of Janel by another entity. The interests of these officers, directors and stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, deter or prevent a change in control of Janel, and some transactions may be more difficult or impossible without the support of these parties.

It is unlikely that Janel will issue dividends on its common stock in the foreseeable future.

Janel has never declared nor paid cash dividends on its common stock, and it does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of Janel’s board of directors.

Janel’s stock price is subject to volatility.

Janel’s common stock trades on the OTC Bulletin Board under the symbol “JANL.” The market price of Janel’s common stock has been subject to significant fluctuations. There is an absence of a true market for Janel shares and thus a valid valuation is not readily maintained. This result is caused in part by the concentrated holdings of Janel, which has led to abnormal price volatility.  Such fluctuations as well as economic conditions generally may adversely affect the market price of Janel’s common stock.

Janel has no assurance of a continued public trading market.

Janel’s common stock is quoted in the over-the-counter market on the OTC Bulletin Board and, to the extent the market price of our common stock falls below $5.00 per share, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, to the extent we are subject to the penny stock rules, such rules may affect the ability of broker-dealers to trade our securities. As a result, characterization as a “penny stock” can discourage investor interest in and limit the marketability of our common stock.

Janel incurs significant costs to comply with the laws and regulations affecting public companies which could harm its business and results of operations.

Janel is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase Janel’s legal, accounting and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult and more costly for Janel to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for Janel to attract and retain qualified persons to serve on its board of directors or its board committees or as executive officers. Janel’s management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm Janel’s business and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2.	PROPERTIES

Janel’s executive offices are located in approximately 6,800 square feet of leased space in Lynbrook, New York. The lease term ends January 31, 2020.

As of September 30, 2018, Janel Group leased office space in eleven cities located in the United States. Lease terms for these locations expire at various dates through June 30, 2023.

As of September 30, 2018, Indco leased office and manufacturing space in a single facility in New Albany, Indiana. The lease term ends July 31, 2020.

As of September 30, 2018, Antibodies owns an approximately 40-acre facility in Davis, California

The Company believes the owned and leased properties are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

In December 2017, Janel Group received a Notice of Copyright Infringement letter from counsel for Warren Communications News, Inc. (“Warren”), the publisher of the International Trade Today (“ITT”) newsletter.  The letter alleges that Janel Group infringed upon Warren’s registered copyrights in its ITT newsletter.  The Company believes it has meritorious defenses to the allegations.  The Company is not presently able to reasonably estimate potential losses, if any, related to the allegations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(in thousands, except share and per share data)

Janel Corporation’s common stock is traded on the Over-The-Counter (OTC) market under the symbol “JANL.”

The following table sets forth the high and low bid prices for the common stock for each full quarterly period during the fiscal years indicated. The prices reflect the high and low closing prices as available through the OTC market and represent prices between dealers. They do not reflect retailer markups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year 2018		Fiscal Year 2017
Fiscal Quarter	High	Low	High	Low
First Quarter, ended December 31,	$10.35	$5.00	$9.00	$3.69

Second Quarter, ended March 31,	$9.01	$6.60	$13.17	$6.50

Third Quarter, ended June 30,	$9.01	$6.75	$10.11	$6.50

Fourth Quarter, ended September 30,	$8.90	$6.00	$9.55	$7.00

On July 15, 2019, the Company had 61 holders of its shares of common stock. The closing price of the common stock on that date was $9.80 per share.

Common Stock Dividends

We have not declared, and currently do not plan to declare in the foreseeable future, dividends on our common stock.

Series A Convertible Preferred Stock

On September 24, 2018, the 20,000 shares of Series A Convertible Preferred Stock outstanding were repurchased by the company for $400. On September 27, 2018, the Series A Convertible Preferred Stock was retired.

Series C Cumulative Preferred Stock

On September 27, 2018, the Company paid cash dividends of $1,093 to holders of Series C Cumulative Preferred Stock.

Common Stock Warrants

In connection with the Securities Purchase Agreement with Oaxaca Group, LLC, dated October 6, 2013, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. The warrants were set to expire on October 5, 2018. On September 27, 2018, the warrants to purchase 250,000 shares of common stock at $4.00 were exercised in full. As a result, the Company has no stock warrants outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

Consistent with the rules applicable to “smaller reporting companies”, we have omitted the information required by Item 6.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 7 should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

•	Introduction
•	Business Performance
•	Liquidity and Capital Resources
•	Current Outlook
•	Critical Accounting Estimates
•	New Accounting Standards

This discussion and analysis should be read along with Janel’s audited financial statements and related notes thereto as of September 30, 2018 and 2017 and for each of the three years in the period ended September 30, 2018 included in this Annual Report.

INTRODUCTION

Janel is a holding company with subsidiaries in two business segments: Global Logistics Services and Manufacturing. The Company’s Global Logistics Services segment comprises several wholly-owned subsidiaries, collectively known as “Janel Group.” The Company’s Manufacturing segment comprises its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment, and its Aves and Antibodies subsidiaries, which manufacture high-quality antibodies and other immunoreagents for life sciences research. Janel’s corporate group focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions.  We either will acquire businesses within our existing segments, or we will expand our portfolio into new strategic segments.  Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

Year Ended September 30, 2018 Acquisitions

On June 22, 2018, the Company acquired Antibodies, which we include in our Manufacturing segment.

On March 5, 2018, the Company acquired all of the outstanding common stock of Aves, which we include in our Manufacturing segment.

On January 3, 2018, the Company acquired GTRI, which we include in our Global Logistics Services segment.

Year Ended September 30, 2017 Acquisition

On April 1, 2017, the Company acquired the equity of Byrnes, which we include in our Global Logistics Services segment.

Year Ended September 30, 2016 Acquisition

In March 2016, the Company purchased Indco, which is included in the Company’s Manufacturing segment.

The following table sets forth our segment financial results:

Years Ended September 30,
(In thousands)	2018	2017
Revenues:
Global Logistics Services (1)	$57,200	$50,650
Manufacturing	10,321	8,284
Total revenues	67,521	58,934

Gross margin:
Global Logistics Services	14,515	13,448
Manufacturing	5,797	4,577
Total gross margin	20,312	18,025

Operating Income:
Global Logistics Services	2,679	2,600
Manufacturing	2,078	2,063
Total operating income	4,757	4,663

Corporate administrative expense	(3,063)	(1,793)
Amortization expense	(807)	(766)
Interest expense	(499)	(790)
Change in fair value of mandatorily redeemable non-controlling interest	(10)	53
Net income from continuing operations before taxes	378	1,367
Income Taxes	(130)	(493)
Net income from continuing operations	$248	$874

(1): As discussed in the explanatory note above, the Company underwent a review of complex and technical accounting issues relating to ASC Topic 605-45, Revenue Recognition – Principal Agent Consideration, with respect to the Company’s Global Logistics Services segment.  As a result of this review, the Company determined to revise the previously reported revenues of the Global Logistics Services segment for fiscal 2017.  See Note 18, Correction of Error in Prior Period Financial Statements, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

BUSINESS PERFORMANCE
(In thousands except for per share data)

Consolidated revenues for the year ended September 30, 2018 were $67,521, or 14.6% higher than fiscal 2017. Though our Manufacturing segment increased more on a percentage basis, our Global Logistics Services segment largely drove the revenue increase, along with revenues from acquisitions and a modest increase in our Manufacturing segment.

The Company’s net income from continuing operations for the year ended September 30, 2018 totaled approximately $248 or $0.30 per diluted share, compared to approximately $874 or $1.08 per diluted share for the year ended September 30, 2017. Our profits in fiscal 2018 were impacted by additional expenses related to stock-based compensation, merger and acquisition expenses and an increase in professional fees related to our financial statement restatement. These expenses impacted our overall operating results and our adjusted operating profits for fiscal 2018 relative to prior years.

Information by Business Segment:

Global Logistics Services - Selected Financial Information ($ in thousands):

Net Revenue

Our total revenues represent the total dollar value of services and goods we sell to our customers. Our net revenues are calculated as Revenue – Global Logistics Services less Cost and Expenses – Forwarding Expenses, as presented in our consolidated statement of operations. Cost and Expenses – Forwarding Expenses refer to purchased transportation and related services, including contracted air, ocean, rail, motor carrier and other costs. Total revenues can be influenced greatly by changes in transportation rates or other items, such as fuel prices, which we do not control. Our net revenues, however, are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties; therefore, we consider net revenues to be our primary performance measurement. The difference between the rate billed to our customers (the sell rate) and the rate we pay to the carrier (the buy rate) is termed “net revenue”, “yield” or “margin.” As presented, net revenue matches gross margin. Accordingly, the discussion of our results of operations below focuses on the changes in our net revenues.

Fiscal 2018 compared with fiscal 2017

Revenue

Total revenue from continuing operations in fiscal 2018 was $57,200 as compared to $50,650 in fiscal 2017, an increase of $6,550 or 12.9%. Revenue increased year over year due to higher freight rates partially offset by a slight organic decline in our base business. The higher freight expenses drove higher purchased transportation expenses. Our volume as measured by twenty-foot equivalent units (“TEU”), metric tons and custom entries grew 19%, 10% and 16%, respectively.

Net Revenue

Net revenue from continuing operations in fiscal 2018 was $14,515, an increase of $1,067, or 7.9%, as compared to $13,448 in fiscal 2017. This increase was mainly the result of additional net revenue from an acquisition, which was partially offset by a slight organic decline in our base business. Our net revenue yield (net revenue divided by gross revenues) declined to 25.4% in fiscal 2018 compared to 27.3% in fiscal 2017 largely due to an increase in transportation rates and our mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2018 were $11,836, as compared to $10,848 in fiscal 2017. The increase of $988, or 9.1%, was mainly due to additional expenses from the GTRI business since its acquisition in January 2018 and higher expenses related to our investments in a marketing program, which were partially offset by cost efficiencies experienced across the rest of Janel Group.

As a percentage of gross revenue, selling, general and administrative expenses were 20.7% and 21.4% for fiscal 2018 and fiscal 2017, respectively.

Operating Income

Operating income increased to $2,679 in fiscal 2018 compared to $2,600 in fiscal 2017, an increase of 3.0%. The benefit from acquisitions and integration efficiencies from prior year acquisition investments more than offset an investment in a marketing program in fiscal 2018. Our operating margin as a percentage of net revenue was 18.5% in fiscal 2018 compared to 19.3% in fiscal 2017.

Fiscal 2017 compared with fiscal 2016

Revenue and Purchased Transportation expenses

Total revenue from continuing operations in fiscal 2017 was $50,650 as compared to $49,996 in fiscal 2016, an increase of $654 or 1.3%. Revenue increase slightly year over year due to higher freight rates.

Net Revenue

Net revenue from continuing operations in fiscal 2017 was $13,448, an increase of $299 or 2.3%, as compared to $13,149 in fiscal 2016. This increase was mainly the result of additional net revenue from the Byrnes acquisition, which offset a slight organic decline in our base business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2017 were $10,848, as compared to $10,748 in fiscal 2016. The increase mainly was due to additional expenses from the Byrnes business since its acquisition in April 2017, partially offset by a reallocation of administrative expenses from Janel Group to the corporate group and cost efficiencies across the rest of Janel Group. As a percentage of gross revenue, selling, general and administrative expenses were 21.4% and 21.5% for fiscal 2017 and 2016, respectively.

Operating Income

Operating income increased to $2,600 in fiscal 2017 compared to $2,401 in fiscal 2016. This increase of $199, or 8.3%, was due to the benefit of reallocating some administrative expenses to the corporate group and efficiencies from prior year acquisitions, partially offset by expenses associated with the integration of the Byrnes acquisition into Janel Group.

Manufacturing - Selected Financial Information ($ in thousands):

The Company’s Manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment. In fiscal 2018 we expanded the manufacturing segment with two life science manufacturing businesses through the acquisitions of Aves and Antibodies, both of which manufacture high-quality antibodies and other immunoreagents for biomedical research.

Janel acquired Aves on March 5, 2018 and Antibodies on June 22, 2018. Therefore, fiscal 2018 figures represent the results of only seven months of Janel ownership for Aves and three months of Janel ownership for Antibodies.

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2018 (a)	2017
Revenue	$10,321	$8,284
Gross profit	5,797	4,577
Gross profit margin	56.2%	55.3%
Income from operations	$2,078	$2,063

(a)	Includes Aves acquisition on March 5, 2018 and the Antibodies acquisition on June 22, 2018.

Fiscal 2018 compared with fiscal 2017

Revenue

Total revenue from continuing operations was $10,321 in fiscal 2018 compared with $8,284 in fiscal 2017. Acquisitions accounted for nearly all of the revenue growth of $2,037 or 24.6%. Indco’s revenue increased $54 in fiscal 2018 or 0.1%.

Gross Profit

Gross profit was $5,797 and $4,577 for fiscal years 2018 and 2017, respectively. Acquisitions accounted for the gross profit increase. The new acquisitions had a slightly lower gross margin largely due to the amortization of non-cash inventory fair-value adjustment for acquired inventory. Absent the acquisitions, gross profit decreased slightly by $37 or 1.0% at Indco.

Gross profit margin at Indco in the full-year period of fiscal 2018 was 56.2%, as compared to 55.3% in fiscal 2017. Gross profit margin overall for the manufacturing segment increased slightly due to a flat industrial mixer business offset by higher gross margin in the life science business. Our life science business incurred non-cash amortization of acquired inventory expenses related to the acquisition of both businesses of $190 in fiscal 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment was $3,719 and $2,514 for fiscal years 2018 and 2017, respectively. Our expenses within the mixing business increased year over year due to stock-based compensation expense, while the addition of the life science companies increased expenses overall for the segment.

Operating Income

Operating income for fiscal 2018 was $2,078 compared to $2,063 in fiscal 2017. Acquisitions accounted for the increase in profits. Indco’s operating income declined 17.1% versus the prior year due to slightly unfavorable mix shift and stock-based compensation expenses.

Fiscal 2017 compared with fiscal 2016

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

Revenue

Total revenue from continuing operations was $8,284 in fiscal 2017 compared with $4,741 in fiscal 2016. The increase related to the full year of our industrial mixing business in fiscal 2017 compared to seven months of ownership in fiscal 2016.

Gross Profit

Gross profit was $4,577 and $2,649 for fiscal years 2017 and 2016, respectively. The gross margin of 55.3% in fiscal 2017 compared to 55.9% in the prior fiscal year was consistent as the product mix and revenue were consistent each year although we experienced proportionally higher direct labor costs in fiscal 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $2,514 and $1,322 for fiscal years 2017 and 2016, respectively.

Operating Income

The manufacturing business earned $2,063 and $1,321 in operating income for fiscal 2017 and 2016, respectively.  The difference in operating margin of 24.9% in fiscal 2017 compared with 28.0% in fiscal 2016 reflected timing differences in the partial year period of ownership in 2016.

Results of Operations – Janel Corporation – Years ended September 30, 2018 and 2017

Two-Year Financial Summary
in thousands
(Fiscal years ended September 30,)

	2018	2017
Corporate expenses	$2,092	$1,391
Amortization of intangible assets	807	766
Stock-based compensation	506	316
M&A expenses	465	85
Total corporate expenses	$3,870	$2,558

Corporate expenses increased by $1,312 to $3,870, or 51.3%, in fiscal 2018 as compared to fiscal 2017. The dollar increase was due primarily to increased incentive compensation, an increase in professional services related to restatement activities in fiscal 2018 and amortization of intangible assets.

We incur merger and acquisition deal-related expenses, and intangible amortization at the corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company decreased $291, or 36.8%, to $499 in fiscal 2018 from approximately $790 in fiscal 2017. The decrease primarily was due to the full-year impact of the lower cost associated with our loan agreement with Santander compared to our prior loan agreement, partially offset by higher average debt balances.

Income Taxes

On a consolidated basis, the Company recorded an income tax provision of $130 in fiscal 2018, as compared to $493 in fiscal 2017. In fiscal 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Loss from Discontinued Operations

On August 28, 2013, the Company sold its New Jersey freight forwarding and logistics operations and, in June 2012 discontinued its food segment business. As a result, the New Jersey operations and ongoing expenses associated with the food segment are included in discontinued operations. Fiscal years 2018 and 2017 reflected a loss from discontinued operations of ($0) and ($147), respectively. Refer to Note 9 to the Consolidated Financial Statements.

Preferred Stock Dividends

Preferred stock dividends include $15 in annual dividends, paid quarterly, on the Company’s Preferred Series A Stock. On September 24, 2018, the 20,000 shares of Series A Convertible Preferred Stock were repurchased by the Company for $400. On September 27, 2018, the Series A Convertible Preferred Stock was retired.

Dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were $470 and $1,572, in fiscal years 2018 and 2017, respectively. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% from 7% per annum of the original issuance price. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes, and the fair value prior to modification was $7,705 and $6,173 after modification, for a change of $1,312. In accordance with Accounting Standards Codification Topic 260, “Earnings Per Share,” this incremental benefit is treated as an adjustment to earnings per share for common stockholders. On September 27, 2018, the Company paid $1,093 to holders of Series C Stock.

Net Income Available to Common Shareholders

Net income available to common shareholders was $1,072, or $1.28 per diluted share, for fiscal 2018 and $210, or $0.26 per diluted share, for fiscal 2017. The increase was primarily due to the gain on extinguishment of Series C Stock dividends of $1,312 partially offset by dividends to preferred shares, an increase in professional fees and stock-based compensation and higher expenses associated with acquisition activities.

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

Janel’s cash flow performance for the 2018 fiscal year is not necessarily indicative of future cash flow performance.

As of September 30, 2018, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by $403, or 41%, to $585 from $988. During the fiscal year ended September 30, 2018, Janel’s net working capital deficiency (current assets less current liabilities) decreased by $284, from ($6,873) at September 30, 2017, to ($6,589) at September 30, 2018. This decrease is considered nominal, representing relatively stable collections from customers and payments of vendors in 2018 and 2017.

Cash flows from continuing operating activities

Net cash provided by continuing operating activities for fiscal years 2018 and 2017 was $848 and $3,261, respectively. The decrease in cash provided by continuing operations in fiscal 2018 was driven principally by lower net income, an increase in accounts receivables, a decrease in accounts payables and an increase in stock-based compensation.

Cash flows from discontinued operating activities

Net cash used in discontinued operating activities was $0 and $73 for fiscal years 2018 and 2017, respectively. The net cash used in fiscal 2017 was related to legal fees and settlements.

Cash flows from investing activities

Net cash used for investing activities, mainly for the acquisition of subsidiaries, was $7,600 for fiscal 2018 and $202 for fiscal 2017. The fiscal 2018 amount was associated with the GTRI, Aves and Antibodies acquisitions, and the fiscal 2017 amount was associated with the April 2017 Byrnes acquisition.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $6,349 for fiscal 2018 and ($2,963) for fiscal 2017. Net cash provided by financing activities in fiscal 2018 primarily included proceeds from the sales of Series C Stock, proceeds from a line of credit and proceeds from a senior secured term loan. Net cash used in financing activities in fiscal 2017 primarily included repayment of outstanding debt, the second of three earn-out payments associated with the Alpha/PCL acquisition and a treasury share repurchase in March 2017.

Credit Facilities

Global Logistics Services

Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the “Janel Borrowers”) entered into a Loan and Security Agreement (the “Presidential Loan Agreement”) with Presidential Financial Corporation with respect to a revolving line of credit facility (the “Presidential Facility”). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10,000, limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to 5% above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Facility was terminated on October 17, 2017, and the Company replaced the Presidential Facility with the Santander Bank Facility (see below).

At September 30, 2017, outstanding borrowings under the Presidential Facility were $6,139, representing 80.3% of the $7,643 available thereunder, and interest was accruing at an effective interest rate of 7.5%. The Janel Borrowers were in compliance with the covenants defined in the Presidential Loan Agreement as of September 30, 2017.

Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the “Janel Group Borrowers”), with Janel Corporation as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”). The Santander Facility provides that the Janel Group Borrowers can borrow up to $10,000, limited to 85% of the Janel Group Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers’ option, Prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.50% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers. The Santander Loan Agreement requires, among other things, that the Janel Group Borrowers, on a quarterly basis, maintain a Minimum Debt Service Coverage ratio, as defined in the Santander Loan Agreement. The loan is subject to earlier termination as provided in the Santander Loan Agreement and matures on October 17, 2020, unless renewed. The Santander Loan Agreement requires the Company to maintain a lock box with Santander in addition to containing certain subjective acceleration clauses. As a result of these terms, the loan is classified as a current liability on the consolidated balance sheet.

On March 21, 2018, the Janel Group Borrowers, the Company, and Aves entered into an amendment with Santander (the “Santander Amendment”) with respect to the Santander Loan Agreement. Pursuant to the Santander Amendment, and among other changes effected by such Santander Amendment, Aves was added as a Loan Party Obligor (but not a Janel Group Borrower) under the Santander Loan Agreement, the maximum amount available under the Santander Loan Agreement was increased from $10,000 to $11,000 (subject to 85% of eligible receivables), the foreign account sublimit was increased from $1,500 to $2,000, a one-time waiver was granted until May 31, 2018 for the stated event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017, and a one-time waiver, retroactive to March 5, 2018, of the provision that prohibits the Company from using proceeds of the revolving loan to finance acquisitions was granted for the purpose of partially funding the acquisition of Aves.

At September 30, 2018, outstanding borrowings under the Santander Facility were $9,730, representing 88.5% of the $11,000 available thereunder, and interest was accruing at an effective interest rate of 5.75%. As of March 31, 2018, Santander had granted the Janel Group Borrowers a one-time waiver until May 31, 2018 for an event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017.  Such event of default was subsequently remedied.  The Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of September 30, 2018.

As of May 1, 2019, Santander had granted the Janel Group Borrowers a one-time waiver until July 31, 2019 for an event of default related to the delivery of the audited financial statements for the fiscal year ended September 30, 2018.  Other than as specifically referenced above, the Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of September 30, 2018.

Working Capital Requirements

Global Logistics Services

Through September 30, 2018, Janel Group’s cash needs were met by the Santander Facility and cash on hand. As of September 30, 2018, the Company had, subject to collateral availability, $9,730 available under its $11,000 Santander Facility and $43 in cash. Janel Group’s cash needs are currently met by the Santander Facility and cash on hand.

Through October 16, 2017, Janel Group’s cash needs were met by the Presidential Facility and cash on hand. As of September 30, 2017, the Company had, subject to collateral availability, $7,643 available under its $10,000 Presidential Facility.

The Company believes that its current financial resources will be sufficient to finance Janel Group’s operations and obligations (current and long-term liabilities) for the long and short term. However, Janel Group’s actual working capital needs will depend upon numerous factors, including operating results, the costs associated with growing Janel Group, either organically or through acquisition, competition, and the availability under the Santander Facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Janel Group’s operations will be materially negatively impacted.

Manufacturing

First Merchants Bank Credit Facility

On March 21, 2016, Indco executed a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank with respect to a $6,000 term loan and $1,500 (limited to the borrowing base and reserves) revolving loan (together, the “First Merchants Facility”). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco’s cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco’s obligations under the First Merchants Facility are secured by all of Indco’s assets and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a “maximum total funded debt to EBITDA ratio” and maintain a “minimum fixed charge covenant ratio,” both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement.

As of September 30, 2017, there were no outstanding borrowings under the revolving loan and $3,861 of borrowings under the term loan, and interest was accruing on the term loan at an effective interest rate of 4.98%.

As of September 30, 2018, there were no outstanding borrowings under the revolving loan and $2,713 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.85%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2018 and 2017.

First Northern Bank of Dixon

On June 21, 2018, AB Merger Sub, Inc., a wholly-owned, indirect subsidiary of the Company entered into a Business Loan Agreement (the “First Northern Loan Agreement”) and Promissory Note with First Northern Bank of Dixon (“First Northern”), with respect to a $2,025 senior secured term loan (the “Senior Secured Term Loan”). The First Northern Loan Agreement and Promissory Note are dated and effective as of June 14, 2018. The proceeds of the Senior Secured Term Loan were used to fund a portion of the merger consideration to acquire Antibodies.  Interest will accrue on the Senior Secured Term Loan at an annual rate based on the five-year Treasury constant maturity (index) plus 2.50% (margin) for years one through five then adjusted and fixed for years six through ten using the same index and margin. The borrowers’ and the Company’s obligations to First Northern under the First Northern Loan Agreement are secured by certain real property owned by Antibodies as of the closing of the Antibodies merger. The Senior Secured Term Loan will mature on June 14, 2028 (subject to earlier termination as provided in the First Northern Loan Agreement). The First Northern Loan Agreement requires, among other things, that the borrowers’, maintain certain Minimum Debt Service Coverage, Debt to Tangible Net Worth and Tangible Net Worth ratios as defined in the First Northern Loan Agreement.

As of September 30, 2018, the total amount outstanding under the Senior Secured Term Loan was $2,015, of which $1,975 is included in long term debt and $40 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%. Antibodies was in compliance with the covenants defined in the First Northern Loan Agreement at September 30, 2018.

Working Capital Requirements

Manufacturing’s cash needs are currently met by the term loan and revolving credit facility under the First Merchants Credit Agreement, the First Northern Loan Agreement and cash on hand. As of September 30, 2018, Manufacturing had $1,500 available under its $1,500 revolving facility subject to collateral availability and $431 in cash. The Company believes that the current financial resources will be sufficient to finance Manufacturing operations and obligations (current and long-term liabilities) for the long and short term. However, actual working capital needs will depend upon numerous factors, including operating results, the cost associated with growing Manufacturing either organically or through acquisition, competition, and the availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Manufacturing’s operations will be materially negatively impacted.

CURRENT OUTLOOK

The results of operations in both the Global Logistics Services and Manufacturing segments are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of our Janel Group business’s various current and prospective customers. Historically, the Company’s annual results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group’s international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

The Company’s subsidiaries are implementing business strategies to grow revenue and profitability for fiscal 2019 and beyond. Janel Group’s strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions, and a continued focus on implementing lean methodologies to contain operating expenses. Our manufacturing businesses expect to introduce new product lines and wider distribution and promotion of its products with internet sales efforts.

In addition to supporting its subsidiaries’ growth plans, the Company may seek to grow Janel by entering new business segments through acquisition.

Certain elements of the Company’s profitability and growth strategy, including proposals for acquisition and accelerating revenue growth, are contingent upon the availability of adequate financing on terms acceptable to the Company.  Without adequate equity and/or debt financing, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing, and the Company’s operations will be materially negatively impacted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to revenue recognition, the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and deferred income taxes. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. Note 1 of the notes to consolidated financial statements included herein includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of certain accounting policies and estimates.

Management believes that the nature of the Company’s business is such that there are few complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Tax Reform Act”), which significantly changed the existing U.S. tax laws, including by reducing the corporate tax rate from 34% to 21%, moving from a worldwide tax system to a territorial system as well as other changes. As a result of the enactment of the Tax Reform Act, the Company made a reasonable estimate and recorded an additional one-time income tax benefit of $49 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. The Company continues to evaluate the impact the legislation will have on the Consolidated Financial Statements.

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

Customs brokerage services include activities required for the clearance of shipments through government customs regimes, such as preparing required documentation, calculating and providing for payment of duties and other charges on behalf of customers, arranging required inspections and arranging final delivery. Revenues are recognized upon completion of the services.

Freight forwarding may require multiple services, including long-distance shipment via air, ocean or ground assets, destination handling (“break bulk”), warehousing, distribution and other logistics management activities. As an asset-light business, Janel Group owns none of the assets by which it fulfills its customers’ logistics needs. Rather, it purchases the services its customers need from asset owners, such as airlines and steamship lines, and resells them. By consolidating shipments from multiple customers, Janel Group can negotiate terms of service with asset owners that are more favorable than those the customers could negotiate themselves.

In the case of ocean and air freight movements, Janel Group may negotiate a contract of carriage, the terms of which determine when revenue is recognized. For movements by ground, revenue generally is recognized at the time of cargo tender to the vendor. For other activities, such as warehousing and distribution services, revenue is recognized upon completion of the service.

In accordance with Accounting Standards Codification (“ASC”) Topic 605-20; Revenue Recognition - Services, transportation revenue and related transportation costs are recognized when the shipment has been delivered by a third-party carrier. Fee for service revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, our obligation to fulfill a transaction is complete and collection of revenue is reasonably assured.

In accordance with ASC Topic 605-45; Revenue Recognition - Principal Agent Considerations, we generally recognize revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because we bear the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process, including selection of the carrier; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) we do not have latitude in carrier selection; (b) we do not establish rates with the carrier; and (c) we have credit risk for only the net revenue earned from our client while the carrier has credit risk for the transportation costs.

Net Revenue

Our total revenues represent the total dollar value of services and goods we sell to our customers. Our net revenue is calculated as Revenue – Global Logistics Services less Cost and Expenses – Forwarding Expenses, as presented on our consolidated statement of operations, which are purchased transportation and related services, including contracted air, ocean, rail, motor carrier and other costs. Total revenues can be influenced greatly by changes in transportation rates or other items, such as fuel prices, which we do not control. Our net revenue, however, is the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties; therefore, we consider net revenue to be our primary performance measurement. Accordingly, the discussion of our results of operations focuses on the changes in our net revenue.  The difference between the rate billed to our customers (the sell rate) and the rate we pay to the carrier (the buy rate) is termed “net revenue”, “yield” or “margin.”

Critical Accounting Policies and Estimates Applicable to the Manufacturing Segment

Revenue Recognition

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment. Revenues from Aves are derived from the sale of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Revenues from Antibodies are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing.  Payments are received by either credit card or invoice by the Company. A significant portion of Indco sales come from print- and web-based catalogs and specification features. Such online sales are generally credit card purchases. Revenues from Indco, Aves and Antibodies are recognized when products are shipped and risk of loss transfers to the carrier(s) used.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Consistent with the rules applicable to “smaller reporting companies”, we have omitted the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 22, 2019, upon the recommendation and approval of the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, which action was ratified by the Board of Directors, the Company dismissed Crowe LLP (“Crowe”) as its principal independent registered public accounting firm, as the Company and Crowe could not reach mutually acceptable financial terms of engagement for the 2018 fiscal year-end audit work as a result of the need to significantly increase the scope of Crowe’s audit procedures due to the internal control matters noted below.

On January 4, 2018, Crowe was appointed as the Company’s principal independent registered public accounting firm for the fiscal year ended September 30, 2018. As Crowe had not completed its audit of the Company’s financial statements for the fiscal year ended September 30, 2018 as of the date of its dismissal, Crowe did not issue any report on the Company’s financial statements that contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended September 30, 2018 and the subsequent interim period through February 22, 2019, there have been no disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such year. Otherwise, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K during the fiscal year ended September 30, 2018, other than the need to significantly increase the scope of Crowe’s audit procedures, as referenced above, and certain material weaknesses in the Company’s internal control over financial reporting. Crowe indicated that while it had not completed its audit, based on its observations and procedures performed to date, the Company did not maintain effective internal controls related to the following:

•
Management did not have a process or control in place to perform an assessment of gross versus net revenue recognition criteria in accordance with ASC Topic 605-45 Revenue Recognition – Principal Agent Consideration (“ASC Topic 605-45”) with respect to the Company’s logistics segment.

•
Management did not have a process or control in place to perform an assessment of timing of revenue recognition criteria in accordance with ASC Topic 605 with respect to the Company’s logistics segment.

•
A number of deficiencies were identified related to the design, implementation and effectiveness of certain information technology general controls, including segregation of duties, user access and change management.

•
The Company had inadequate controls over a) journal entries and approvals, b) cash disbursements and application of cash receipts, c) payroll changes and d) vendor set-up and creation, credit policies and infrequent transactions.

On February 22, 2019, the Audit Committee recommended and approved the appointment of Prager Metis CPAs, LLC (“Prager”) as the Company’s principal independent registered public accounting firm for the fiscal years ending September 30, 2018 and 2019, which action was ratified by the Board of Directors. During the Company’s two most recent fiscal years ended September 30, 2018 and 2017 and the subsequent interim period through February 22, 2019, neither the Company, nor anyone acting on its behalf, consulted with Prager regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Prager concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; (iii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) and the related instructions of Regulation S-K; or (iv) any “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

In connection with the engagement of Prager, the Company has authorized Crowe to respond fully to inquires of Prager concerning the matters referenced above.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and is accumulated and communicated to management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desire control objectives. The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018, and based on their evaluation, has concluded that our disclosure controls and procedures were not effective as of such date because of the discovered material weaknesses in our internal control over financial reporting described below.

While the material weaknesses described below did not result in a material misstatement to the Company’s consolidated financial statements for any period in the two year period ended September 30, 2018, it did represent a material weakness as of September 30, 2018, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected on a timely basis. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Financial Officer, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP. In addition, as discussed below, the Company has taken steps to remediate the material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have performed an evaluation of the effectiveness of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Commission.  Based on this assessment, management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our internal control over financial reporting was not effective as of September 30, 2018 due to material weaknesses in our internal control over financial reporting, which is disclosed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As previously disclosed, management previously identified the following material weaknesses as of September 30, 2017:

•
We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. GAAP necessary to support our operations;

•	We did not apply the appropriate level of review and oversight in the accounting for and disclosure of significant, infrequently occurring transactions such as business combinations; and

•
Management did not have a process or control in place to perform an assessment of gross versus net revenue recognition criteria in accordance with ASC Topic 605-45; Revenue Recognition – Principal Agent Consideration; with respect to the Company’s logistics segment.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

In light of this conclusion, during fiscal 2018, management took steps towards remediating a number of the issues that contributed to these material weaknesses, including the following:

•	the appointment of a new corporate controller;

•	engagement of external advisors to supplement the staff charged with compiling and filing our U.S. GAAP results;

•	implementation of organizational structure changes that better integrate our tax accounting and finance functions, as well as a formalized review process;

•	enhancement of our processes and procedures for determining, documenting and calculating our income tax provision;

•	increasing the level of certain tax review activities throughout the year and during the financial statement close process;

•	enhancing the procedures and documentation requirements, including related to training, and the evaluation and recording of complex and/or non-routine transactions, such as business combinations; and

•
the performance by management of detailed analyses, substantive procedures and other post-closing activities in order to ensure  the completeness and accuracy of our accounting for the application and related disclosures of complex and technical accounting issues relating to ASC Topic 605-45 with respect to the Company’s logistics segment in the consolidated statements of operations

As part of our assessment of internal control over financial reporting, management evaluated all controls to assess whether they were designed and operating effectively as of March 31, 2018.  Based on this assessment, management concluded that the above noted previously identified material weaknesses were remediated during the quarter ended June 30, 2018.

As of September 30, 2018, the following were additional deficiencies identified:

•	We did not maintain adequate controls over journal entry approval;

•
Management identified a number of deficiencies related over the design, implementation and effectiveness of certain information technology general controls, including segregation of duties, user access, change management, data back-ups and hardware security, some of which have a direct impact on our financial reporting; and

•	We did not maintain adequate controls over inventory valuation as it relates to overhead costs.

Based on the nature and interrelationship of the noted deficiencies, management concluded that these deficiencies, in the aggregate, resulted in a reasonable possibility that a material misstatement in our interim or annual financial statements would not be prevented or detected on a timely basis, and as such, constituted a material weakness.

We have developed and are executing on our plan to remediate our material weakness in connection with the information technology controls by expanding our in-house expertise on information technology general controls, as well as continuing to consult with external third parties.  This process commenced during the fourth quarter of fiscal 2018 and is ongoing.

Our management believes that the foregoing efforts will effectively remediate the material weaknesses. That said, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated.  As we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weakness or modify the remediation plan described above.

Our executive management team, together with our board of directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting. As a result of the material weakness in connection with the accounting for information technology general controls, our management concluded that the Company did not maintain effective internal controls over financial reporting as of September 30, 2018. Notwithstanding this material weakness in our internal controls over financial reporting as of September 30, 2018, management has concluded that the consolidated financial statements and notes to the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position

Dominique Schulte	45	Chairman, President and Chief Executive Officer

Brendan J. Killackey	44	Director, Chief Information Officer

Gerard van Kesteren	69	Director, Chair of Audit Committee

John J. Gonzalez, II	68	Director, Senior Advisor for Mergers and Acquisitions and Chair of the Compensation Committee

Gregory J. Melsen	66	Director, Chair of Nominating and Governance Committee

Vincent A. Verde	57	Principal Financial Officer, Treasurer, and Secretary

Dominique Schulte has served as a Director of Janel since November 2015 and as Chairman of the Board since May 8, 2018. Effective October 1, 2018, Ms. Schulte was appointed as the Company’s President and Chief Executive Officer. Ms. Schulte practiced law at Simpson Thacher & Bartlett LLP in New York, from 1999 through 2009, where she specialized in corporate and securities law and oversaw a number of successful securities transactions. Ms. Schulte is the managing member of Oaxaca Group, LLC (“Oaxaca”), which is the Company’s largest individual shareholder. Pursuant to the terms of the Securities Purchase Agreement dated October 6, 2013, entered into between the Company and Oaxaca (the “Securities Purchase Agreement”), the Company agreed to appoint up to two candidates nominated by Oaxaca to become members of the Company’s Board of Directors. Ms. Schulte was appointed to the Company’s board of directors in accordance with the terms of the Securities Purchase Agreement. Ms. Schulte is well-qualified to serve as a member of the Company’s board of directors based on her extensive experience in the practice of corporate and securities law.

Brendan J. Killackey was elected to the Company’s board of directors in September 2014 and served as Chief Executive Officer from February 2015 through September 2018. Most recently, effective October 1, 2018, Mr. Killackey was appointed as the Company’s Chief Information Officer. Mr. Killackey previously owned Progressive Technology Partners, LLC, a technology consultancy firm, which he founded in 2001. Given Janel’s and its subsidiaries’ reliance on technology, Mr. Killackey’s background and experience are valuable to the Company, and, therefore, he is well-qualified to serve as a member of the Company’s board of directors.

Gerard van Kesteren has served as a Director of Janel since November 2015. From 1999 until 2014, Mr. van Kesteren served as the Chief Financial Officer of Kuehne + Nagel Group, an international freight forwarder and leading global provider of innovative and fully integrated supply chain solutions. Mr. van Kesteren has served as a director of Gategroup Holding AG since April 2015. Mr. van Kesteren is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in the freight forwarding and logistics industry. Mr. van Kesteren serves as the chair of the Audit Committee.

John J. Gonzalez, II has served as a Director of Janel since June 2016. Prior to that, he was a Senior Managing Director of Janel Group, following the August 2014 purchase by the Company of Alpha International and President Container Lines (“Alpha/PCL”), which he co-founded in 1979. Mr. Gonzalez has been involved in the transportation business since 1969. Mr. Gonzalez is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in the freight forwarding and logistics industry. Mr. Gonzalez serves as chair of the Compensation Committee.

Gregory J. Melsen has served as a Director of Janel since January 2018. Prior to that, he was Chief Financial Officer and Vice President of Human Resources for Healthsense, Inc., a leading provider of passive remote monitors for seniors from 2014 to 2015; and was Vice President-Finance, Treasurer and Chief Financial Officer of Techne Corporation (now Bio-Techne Corporation), a holding company for biotechnology and clinic diagnostic brands. He also served as Interim Chief Executive Officer of Techne Corporation from December 2012 through March 2013. Mr. Melsen has over 40 years of business experience, primarily in the accounting and finance areas.  He has served as Chief Financial Officer at a number of companies and has 19 years of public accounting experience, including nine years as partner at Deloitte. Mr. Melsen is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in accounting and finance. Mr. Melsen serves as Chair of the Nominating and Governance Committee.

Mr. Vincent A. Verde is Principal Financial Officer, Treasurer and Secretary of the Company and has served in such capacities since May 2018. From February 2018 to May 2018, Mr. Verde served as Controller of the Company. From January 2018 to February 2018, Mr. Verde served as a consultant for the Company. Prior to joining the Company, from December 2016 to February 2017, Mr. Verde served as a consultant for Xylem Inc., a publicly traded manufacturer and servicer of engineered solutions. Mr. Verde served from November 2014 to November 2016 as Subsidiary Controller for Teledyne Bolt, Inc., a developer, manufacturer and distributor of marine seismic data acquisition equipment and underwater remotely operated robotic vehicles and subsidiary of Teledyne Technologies Inc. (“Teledyne”). From January 2012 to November 2014, Mr. Verde served as Vice President and Corporate Controller for Bolt Technology Corporation, a then-publicly traded manufacturer and distributor of geophysical equipment and industrial clutches, which was acquired by Teledyne in November 2014. Mr. Verde has 17 years of public accounting experience, including eight years as Audit manager at Deloitte.

Directors hold office until the next annual meeting of stockholders and thereafter until their successors have been duly elected and qualified. The executive officers are elected by the board of directors on an annual basis and serve under the direction of the Board. Executive officers devote all of their business time to the Company’s affairs.

Board of Directors

Board of Directors. During the fiscal year ended September 30, 2018, the board of directors met thirteen times. No incumbent director attended fewer than 92% of the total number of meetings of the board of directors of the Company held during the year.

Committees. The Company’s board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by the Company’s board of directors and is available on its website located at www.janelcorp.com.

Audit Committee

The Company’s audit committee (“Audit Committee”) oversees its corporate accounting and financial reporting process. The Audit Committee met four times during fiscal 2018. The Audit Committee has the following responsibilities, among others, as set forth in the audit committee charter:

•
reviewing and assessing the effectiveness of external auditors, their independence from Janel and any additional assignments they may be given, as well as reviewing their appointment, termination, and remuneration;

•	reviewing and assessing the scope and plan of the audit, the examination process, audit results and reports, as well as whether auditor recommendations have been implemented by management;

•	recommending the approval of the annual internal audit concept and report, including the responses of management thereto;

•	assessing management’s established risk assessment and any proposed measures to reduce risk;

•	assessing the Company’s efforts and policies of compliance with relevant laws and regulations;

•
reviewing, in tandem with external auditors, as well as the Chief Executive Officer and the Principal Financial Officer, whether accounting principles and the financial control mechanisms of Janel and its subsidiaries are appropriate in view of Janel’s size and complexity; and

•	reviewing annual and interim statutory and consolidated financial statements intended for publication and recommending such financial statements to the board of directors.

Janel’s Audit Committee consists of the Company’s full board of directors. Mr. van Kesteren serves as the chair of the Audit Committee. The Company’s board of directors has made no determination on director independence with respect to the members of the audit committee. The Company has not identified an audit committee financial expert.

Compensation Committee

The Company’s compensation committee formulates, reviews and recommends compensation policies that are consistent with Janel’s established compensation philosophy and that will enable it to attract and retain high-quality leadership. The compensation committee met four times during fiscal 2018. The compensation committee has the following responsibilities, among others, as set forth in the compensation committee’s charter:

•	reviewing and approving the Company’s general compensation philosophy and objectives;

•
reviewing and approving the corporate goals and individual objectives relevant to the compensation of the Company’s Chief Executive Officer and evaluating the performance of the Chief Executive Officer considering these objectives;

•
approving base salary amounts, incentive and bonus compensation amounts and individual stock and/or option grants and awards for the Chief Executive Officer and, based on the recommendation of the Chief Executive Officer, all corporate officers at or above the Vice President level;

•	reviewing all forms of compensation for the Company’s senior management, including the form and amount of current salary, deferred salary, cash and non-cash benefits, and all compensation plans;

•	reviewing the Company’s severance or similar termination payments and administering the Company’s stock option and other incentive compensation plans and programs;

•	amending or modifying, where appropriate, the provisions of any compensation or benefit plan that does not require stockholder approval;

•	preparing and approving reports to stockholders on compensation matters which are required by the SEC and other government bodies;

•	performing an annual performance appraisal for members of the Company’s senior management designated by the board of directors;

•	establishing levels of director compensation to include marketplace reviews of retainers, meeting fees, stock plans and other similar components of compensation; and

•	annually reviewing succession plans for key positions within the Company.

The Company’s compensation committee consists of the Company’s full board of directors. Mr. Gonzalez serves as the chair of the compensation committee. The Company’s board of directors has made no determination on director independence with respect to the members of the compensation committee.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee is responsible for developing and implementing policies and procedures that are intended to assure that Janel’s board of directors and the boards of directors (or equivalent) of its subsidiaries will be appropriately constituted and organized to meet its fiduciary obligations to the Company and its stockholders on an ongoing basis. The nominating and corporate governance committee met four times during fiscal 2018. Among other matters, the nominating and corporate governance committee is responsible for the following, as set forth in the nominating and corporate governance committee’s charter:

•
making recommendations to Janel’s board of directors regarding matters and practices concerning the board, its committees and individual directors, as well as matters and practices of the boards, committees and individual directors of each of Janel’s subsidiaries;

•
periodically evaluating the size, composition and governance structure of Janel’s board of directors and its committees and the boards and committees of Janel’s subsidiaries and determining the future requirements of each such body;

•
periodically making recommendations concerning the qualifications, criteria, compensation and retirement age of members of Janel’s board of directors and the boards of its subsidiaries, which recommendations, upon approval by Janel’s board of directors, shall be incorporated in Janel’s Corporate Governance Guidelines;

•	recommending nominees for election to Janel’s board of directors and the boards of its subsidiaries and establishing and administering a board evaluation process; and

•
reviewing timely nominations by stockholders for the election of individuals to Janel’s board of directors, and ensure that such stockholders are advised of any action taken by the board of directors with respect thereto.

The Company’s nominating and corporate governance committee consists of the Company’s full board of directors. Mr. Melsen serves as the chair of the nominating and corporate governance committee. The Company’s board of directors has made no determination on director independence with respect to the members of the nominating and corporate governance committee.

Director Compensation

During the Company’s fiscal year ended September 30, 2018, Mr. Killackey, the Company’s former President and Chief Executive Officer and current Chief Information Officer, did not receive any additional compensation for serving as a director. Ms. Schulte waived any board compensation during fiscal 2018. The following table summarizes the compensation paid to directors for their services during the Company’s fiscal year ended September 30, 2018 (actual dollar amounts):

Name	Fees Earned or Paid in Cash		Option Awards (3)	All Other Compensation		Total
Dominique Schulte	$-		-	$-		$-
Gerard van Kesteren	$40,000	(1)	$34,312	20,000		$94,312
John J. Gonzalez, II	$40,000	(1)	$-	$90,000	(2)	$130,000
Gregory J. Melsen (4)	$35,000	(1)	$12,836	$-		$47,836

(1)	Compensation is paid on a monthly basis.
(2)	Represents compensation paid to Mr. Gonzalez in connection with his consulting agreement.
(3)	The aggregate number of options outstanding for each director is as follows: Gerard van Kesteren - 11,802, John J. Gonzalez II - 40,000, and Gregory J. Melsen - 1,875.
(4)	Mr. Melsen joined the board in January 2018.

On December 19, 2017, the board approved a new non-employee director compensation policy, effective January 1, 2018, whereby non-employee directors will receive a retainer at an annual rate of $30,000, payable on a monthly basis, and 2,500 options, pursuant to the Amended and Restated Janel Corporation 2017 Equity Incentive Plan, or such other equity plan that the Company may adopt from time to time. Committee chairs will receive an additional retainer at an annual rate of $10,000. According to the policy, non-employee directors will be reimbursed for their reasonable travel and other expenses incurred to attend board of directors or board committee meetings.

Employment Arrangements
(actual dollar amounts)

On February 26, 2017, the Company entered into an agreement with Mr. Gonzalez to serve as a Director and Senior Advisor for mergers and acquisitions for the Company, effective October 1, 2017. The initial term of the agreement ends on September 30, 2019, and thereafter will renew automatically for an additional two-year term unless either party provides notice that it does not wish to renew. Under the terms of the agreement, the Company will pay Mr. Gonzalez an annual retainer of $40,000 for his service as a director of the Company and an annual consulting fee of $90,000.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on the Company’s website at www.janelcorp.com. The Company intends to disclose, if required, any future amendments to, or waivers from, the code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

Corporate Governance Guidelines

The Company’s board of directors has adopted corporate governance guidelines that serve as a flexible framework within which its board of directors and its committees operate. These guidelines cover a number of areas, including the size and composition of the board of directors, director selection criteria and qualifications, the agenda for board meetings, board member access to management and independent advisors, director compensation, director orientation and continuing education and annual board and committee self-evaluations. A copy of the corporate governance guidelines is available on the Company’s website at www.janelcorp.com.

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

Leadership Structure and Risk Oversight

While the board believes that there are various structures which can provide successful leadership to the Company, the Company’s executive functions are carried out by the Company’s President and Chief Executive Officer, who serves as chairman of the Company’s board of directors and, together with the other directors, brings experience, oversight and expertise to the management of the Company. The board believes that, due to the small size of the Company, this leadership structure best serves the Company and its stockholders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act, as amended, requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s common stock file with the SEC in a timely manner an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the shares. To the Company’s knowledge, based solely on our review of such reports and on written communications from our directors and executive officers, we believe that during the fiscal year ended September 30, 2018, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis with the exception of two reports on Form 4 reporting two transactions for 2,778 options and 2,500 options, respectively, which were filed late due to an administrative error.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction
(actual dollar amounts)

Brendan J. Killackey served as the Company’s Chief Executive Officer and President and interim Principal Financial Officer during fiscal 2018, while Vincent A. Verde, the Company’s Principal Financial Officer, Treasurer and Secretary, was the only executive officer of the Company, other than Mr. Killackey, whose total compensation during fiscal 2018 exceeded $100,000.  Accordingly, Messrs. Killackey and Verde were the Company’s “named executive officers” for fiscal 2018. The following executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the “named executive officers” for services provided to the Company during the fiscal years ended September 30, 2018 and 2017.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the “named executive officers” as compensation for their services in all capacities during the fiscal years ended September 30, 2018 and 2017 (actual dollar amounts):

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensations ($)		Total ($)
Brendan J. Killackey,	2018	150,000	119,343	-	-	11,044	(1)	280,387
Chief Executive Officer and Interim	2017	100,000	70,000	-	41,131	-		211,131
Prinicipal Financial Officer 2017

Vincent A. Verde, Principal Financial	2018	102,084	-	-	-	24,538		126,622
Officer; Treasurer and Secretary (2)

(1)
Includes $6,167 of medical insurance premiums and $4,877 of 401(k) contributions paid on behalf of Mr. Killackey for the fiscal year ended 2018. Mr. Killackey was elected to the Company’s board of directors in September 2014 and served as Chief Executive Officer from February 2015 through September 2018. Most recently, effective October 1, 2018, Mr. Killackey was appointed as the Company’s Chief Information Officer.

(2)
Vincent A. Verde was appointed as Principal Financial Officer, Treasurer and Secretary on May 8, 2018. From February 2018 to May 8, 2018, Mr. Verde served as Controller of the Company. From January 2018 to February 2018, Mr. Verde served as a consultant for the Company.  Annual base salary for Mr. Verde is $175,000. Amounts reported under all other compensation reflect $24,538 that Mr. Verde earned in consulting fees from January 2018 to February 2018.

Long-Term Incentive Plan Awards

While the Company has adopted the Amended and Restated 2017 Equity Incentive Plan, pursuant to which certain stock awards may be granted to the Company’s directors, officers, employees and consultants, our current intent is to utilize this plan to only make annual equity awards to the Company’s non-employee directors.

The Company maintains two contributory 401(k) plans covering substantially all full-time employees. The 401(k) plans provide for participant contributions of up to 40% and 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 40% and 50% of the participant’s first 4% and 6% of contributions. The Company’s contributions to the plan on behalf of named executive officers are included in the “All Other Compensation” column in the “Summary Compensation Table”.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan
(actual dollar amounts)

The Company maintains separate non-contributory profit-sharing plans and contributory 401(k) plans covering substantially all full-time employees under each segment.

The Janel Group 401(k) plans provide for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. Janel Group contributes an amount equal to 50% of the participant’s first 6% of contributions. The expenses charged to operations for contributions made to the plan for the benefit of the employees for the years ended September 30, 2018 and 2017 were approximately $86,000 and $85,000, respectively.

Indco’s 401(k) plan, as amended, provides that employees who have reached the age of 21 are eligible to participate in the plan after one year of service. Under the plan, eligible employees may elect to defer their compensation within plan guidelines. Indco contributions to the plan may be made up of the following:

•	a matching contribution of up to 4% for the employee’s elective deferral;

•	a discretionary profit-sharing contribution to the plan; and

•
a qualified non-elective contribution to the plan with the amount of the qualified non-elective contribution being 3% of the employees pay for the portion of the plan year they are active participants.

The expense charged to operations for contributions made to the plan for the benefit of the employees for the years ended September 30, 2018 and 2017 was $41,101 and $76,000, respectively.

Antibodies’ 401(k) plan provides for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 100% of the participant’s first 4% of compensation with an optional additional matching contribution up to 6% of compensation. The expense charged to operations for contributions made to the plan for the benefit of the employees for the year ended September 30, 2018 aggregated approximately $11,000.

Stock Option Plans

On October 30, 2013, the board of directors adopted Janel’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

The exercise price and other terms of any nonqualified option granted under the 2013 Option Plan is determined by the Compensation Committee (the “Committee”) of the board of directors or, if the board does not create the Committee, by the board which shall function as the Committee.

Outstanding Equity Awards at September 30, 2018

The following table provides information with respect to the option awards held by our “named executive officers” at September 30, 2018. Our named executive officers did not have any outstanding stock awards at September 30, 2018.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option expiration date
Brendan J.	5,000	-	-	$4.50	12/29/2024
Killackey	8,000	-	-	$8.01	5/12/2027

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of common stock outstanding as of September 30, 2018. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of shares of common stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the outstanding shares of the Company’s common stock as of September 30, 2018.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Oaxaca Group L.L.C 68 Bank Street New York, NY 10014	447,646		54.6%

John J. Gonzalez, II 303 Merrick Road, Suite 400 Lynbrook, New York 11563	100,000	(1)	12.2%

Brendan J. Killackey 303 Merrick Road, Suite 400 Lynbrook, New York 11563	44,129	(2)	5.4%

(1)	Includes 40,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2018.
(2)	Includes 13,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2018.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of common stock as of September 30, 2018 by each “named executive officer”, each current director and each nominee for election as a director and all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Dominique Schulte	447,646	(1)	54.6%
John J. Gonzalez, II	100,000	(2)	12.2%
Gerard van Kesteren	36,802	(3)	4.5%
Brendan J. Killackey	44,129	(4)	5.4%
Gregory J. Melsen	4,375		0.5%
Vincent A. Verde	-		-
All directors and executive officers as a group (6 persons)	632,934		77.2%

(1)	These shares are held by Oaxaca Group L.L.C. Ms. Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.
(2)	Includes 40,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of July 15, 2019.
(3)	Includes 7,961 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of July 15, 2019.
(4)	Includes 13,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of July 15, 2019.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2018, with respect to all compensation arrangements maintained by the Company under which shares of common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders:
2013 Stock Option Plan	59,121	$4.55	12,879
Amended and Restated 2017 Equity Incentive Plan	73,677	$8.03	26,323
John Joseph Gonzalez, II - Options	40,000	$4.25	-
Consultant - Options	6,053	$4.13	-
Consultant - Options	45,000	$8.04	-
Total	223,851	$6.33	39,202

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
(actual dollar amounts)

Related Party Transactions

We are not aware of any transactions since October 1, 2016 or any proposed transactions in which the Company was a party where the amount involved exceeded the lesser of 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and $120,000 and in which a director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Independence of Directors

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, is not at this time required to (and does not) have a board of directors comprised of a majority of independent directors. The Company’s board of directors has made no determination on director independence, but in the coming year intends to determine the independence of its directors based on the rules of the Nasdaq Stock Exchange for companies that are listed on Nasdaq.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
(actual dollar amounts)

The firms of Prager Metis CPAs, LLC and Paritz & Company, P.A. (referred to collectively as the “Auditors”) served as the Company’s independent public accountants for the fiscal years ended September 30, 2018 and 2017, respectively.

Audit Fees

Audit fees include fees paid by the Company to the Auditors in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditors that are closely related to the audit and in many cases could only be provided by the Auditors. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by the Auditors for audit services rendered to the Company for the years ended September 30, 2018 and 2017 totaled $142,500 and $120,000, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. The Auditors did not bill any fees for audit related services rendered to the Company for fiscal years 2018 and 2017.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditors for the tax related services rendered to the Company for the year ended September 30, 2017 totaled $12,500. No such services were provided to the Company by the Auditors during the year ended September 30, 2018.

All Other Fees

The aggregate fees billed to the Company by the Auditors for all other fees for the years ended September 30, 2018 and 2017 totaled $95,000 and $20,000, respectively. The “other fees” were for financial restatement and acquisition-related services.

Approval of Independent Auditor Services and Fees

The Audit Committee reviews all fees charged by the Company’s independent auditors and actively monitors the relationship between audit and non-audit services provided. The Audit Committee must pre-approve all audit and non-audit services provided by the Company’s independent auditors and fees charged.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements.

The Consolidated Financial Statements filed as part of this report are listed on the Table of Contents to Consolidated Financial Statements.

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits attached hereto, which is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Janel Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL CORPORATION (Registrant)

Date: July 26, 2019	By:	/s/ Dominique Schulte

Dominique Schulte

Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2019	By:	/s/ Vincent A. Verde

Vincent A. Verde

Principal Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	John J. Gonzalez, II	Director	July 26, 2019
John J. Gonzalez, II

/s/	Brendan J. Killackey	Director	July 26, 2019
Brendan J. Killackey

/s/	Gregory J. Melsen	Director	July 26, 2019
Gregory J. Melsen

/s/	Gerard van Kesteren	Director	July 26, 2019
Gerard van Kesteren

Exhibit No.

2.1
Agreement and Plan of Merger, dated May 8, 2018, by and among Antibodies Incorporated, AB HoldCo, Inc., AB Merger Sub, Inc., Richard Krogsrud, as Representative of the Stockholders, and the Rollover Stockholders signatory thereto (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed May 11, 2018)

3.1
Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001)

3.2	Amended and Restated By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)

3.3	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007)

3.4	Certificate of Designations of Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014)

3.5	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015)

3.6	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015)

3.7
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016)

3.8
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

3.9
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed October 17, 2017)

† 10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)

10.2
Loan and Security Agreement dated March 27, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014)

10.3
First Amendment to the Loan and Security Agreement, dated September 10, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2014)

10.4
Second Amendment to the Loan and Security Agreement, dated September 25, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014)

10.5
Third Amendment to the Loan and Security Agreement, dated October 9, 2014 between Janel World Trade, Ltd. and its subsidiaries, and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2014)

10.6
Fourth Amendment to the Loan and Security Agreement and Demand Secured Promissory Note, dated August 18, 2015, by and among Janel Corporation (formerly, Janel World Trade, Ltd.), Janel Group, Inc. (formerly, the Janel Group of New York), The Janel Group of Illinois, The Janel Group of Georgia, The Janel Group of Los Angeles, Janel Ferrara Logistics, LLC, Alpha International, LP, PCL Transport, LLC and Presidential Financial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2015)

10.7
Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2015)

10.8
Credit Agreement, effective as of February 29, 2016, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed March 25, 2016)

10.9
Term Loan Promissory Note, effective as of February 29, 2016, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed March 25, 2016)

10.10
Revolving Loan Promissory Note, effective as of February 29, 2016, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed March 25, 2016)

10.11
Security Agreement, effective as of February 29, 2016, made by Indco and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed March 25, 2016)

10.12
Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed March 25, 2016)

10.13
Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014)

† 10.14	Janel Corporation 2017 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed May 11, 2018)

† 10.15
Restricted Stock Award Agreement between Janel Corporation and Gerard van Kesteren dated May 12, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2017)

10.16
Loan and Security Agreement, effective as of October 17, 2017, by and between Janel Corporation, Janel Group, Inc., PCL Transport, LLC, Janel Alpha GP, LLC, W.J. Byrnes & Co., Liberty International, Inc., and The Janel Group of Georgia, Inc., and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2017)

10.17	Revolving Credit Note, effective as of October 17, 2017 payable to Santander Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 17, 2017)

10.18
First Amendment to the Loan and Security Agreement, dated March 21, 2018, by and among Janel Group, Inc., PCL Transport, LLC, Janel Alpha GP, LLC, W.J. Byrnes & Co., Inc., Liberty International, Inc., The Janel Group Georgia, Inc., Aves Labs, Inc., Janel Corporation and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed March 23, 2018)

10.19
Limited Waiver, Joiner and Second Amendment, dated November 20, 2018, to the Loan and Security Agreement, by and among Janel Group, Inc., The Janel Group of Georgia, Inc., Aves Labs, Inc., Honor Worldwide Logistics LLC, HWL Brokerage LLC, Global Trading Resources, Inc., Janel Corporation and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to Company’s Current Report of Form 8-K filed November 26, 2018)

10.20
Redemption Agreement, dated September 24, 2018, among the Company and the holders of all of the issued and outstanding shares of the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2018)

10.21
Business Loan Agreement, dated June 14, 2018, by and between AB Merger Sub, Inc. and First Northern Bank of Dixon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.22
Promissory Note, dated June 14, 2018, made by AB Merger Sub, Inc. payable to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.23	Deed of Trust, dated June 14, 2018, by Antibodies Incorporated, as Trustor (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.24
Commercial Guaranty, dated June 14, 2018, from Janel Corporation (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.25
Commercial Guaranty, dated June 14, 2018, from AB HoldCo, Inc. (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.26
Note Purchase Agreement, dated June 22, 2018, by and between AB HoldCo, Inc. and Richard Krogsrud (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.27
Note Purchase Agreement, dated June 22, 2018, by and between AB HoldCo, Inc. and the Michael L. Smith and Ardyce F. Smith 1994 Revocable Trust (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.28
Subordinated Promissory Note, dated June 22, 2018, made by AB HoldCo, Inc. payable to Richard Krogsrud (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.29
Subordinated Promissory Note, dated June 22, 2018, made by AB HoldCo, Inc. payable to the Michael L. Smith and Ardyce F. Smith 1994 Revocable Trust (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed June 27, 2018)

† 10.30	Consulting Agreement, dated February 26, 2017, between Janel Corporation and John J. Gonzalez, II (filed herewith)

† 10.31	Consulting Agreement, dated September 28, 2016, between Janel Corporation and Gerard van Kesteren (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Prager Metis CPAs, LLC (filed herewith)

23.2	Consent of Paritz & Company, P.A. (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Principal Executive Officer (furnished herewith)

101
Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, September 30, 2018 and September 30, 2017, (ii) Consolidated Statements of Operations for the years ended September 30, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2018 and 2017 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Janel Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Janel Corporation and Subsidiaries (the “Company”) as of September 30, 2018, and the related consolidated statement of operations, changes in stockholder’s equity and cash flows for the year ended September 30, 2018, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018, and the results of its operations, stockholder’s equity and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Basking Ridge, New Jersey
July 26, 2019

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Janel Corporation and Subsidiaries
Lynbrook, New York

We have audited the accompanying consolidated balance sheet of Janel Corporation and Subsidiaries as of September 30, 2017 and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janel Corporation and Subsidiaries as of September 30, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A

Hackensack, New Jersey

December 27, 2017, except for the effects of the restatement as previously disclosed which is as of April 30, 2018.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2018	2017
ASSETS
Current Assets:
Cash	$585	$988
Accounts receivable, net of allowance for doubtful accounts	19,726	14,983
Inventory	2,391	350
Prepaid expenses and other current assets	354	325
Total current assets	23,056	16,646
Property and Equipment, net	3,787	393
Other Assets:
Intangible assets, net	12,347	11,849
Goodwill	11,458	9,745
Security deposits and other long term assets	263	115
Total other assets	24,068	21,709
Total assets	$50,911	$38,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$9,730	$6,139
Note payable - related party	-	500
Accounts payable - trade	16,798	13,326
Accrued expenses and other current liabilities	1,748	1,572
Dividends payable	470	1,125
Current portion of long-term debt	897	857
Total current liabilities	29,643	23,519
Other Liabilities:
Long-term debt
Long-term debt	3,831	3,003
Subordinated promissory notes	344	-
Mandatorily redeemable non-controlling interest	681	671
Deferred income taxes	1,131	257
Other liabilities	254	79
Total other liabilities	6,241	4,010
Total liabilities	$35,884	$27,529
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized Series A 20,000 shares authorized and 20,000 shares issued and outstanding at September 30, 2017	-	-
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	-	-
Series C 20,000 shares authorized and 20,000 shares issued and outstanding at September 30, 2018 and 14,205 shares issued and outstanding at September 30, 2017 liquidation value $11,966 and $8,224 as of September 30, 2018 and September 30, 2017, respectively	-	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 837,951 issued and 817,951 outstanding as of September 30, 2018 and 573,951 issued and 553,951 outstanding as of September 30, 2017	1	1
Paid-in capital	15,872	12,312
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated deficit	(606)	(854)
Total stockholders’ equity	15,027	11,219
Total liabilities and stockholders’ equity	$50,911	$38,748

The accompanying notes are an integral part of these consolidated financial statements.

 JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended September 30,
	2018	2017
		(Revised)
Revenue:
Global Logistics Services	$57,200	$50,650
Manufacturing	10,321	8,284
Total Revenues	67,521	58,934
Cost and Expenses:
Forwarding expenses	42,685	37,202
Cost of revenues - manufacturing	4,524	3,707
Selling, general and administrative	18,618	15,155
Amortization of intangible assets	807	766
Total Costs and Expenses	66,634	56,830

Income from Operations	887	2,104
Other Items:
Interest expense net of interest income	(499)	(790)
Change in fair value of mandatorily redeemable non-controlling interest	(10)	53
Income from Continuing Operations Before Income Taxes	378	1,367
Income tax expense	(130)	(493)
Income from Continuing Operations	248	874
Loss from discontinued operations, net of tax	-	(147)
Net income	248	727
Preferred stock dividends	(438)	(517)
Non-controlling interest dividends	(50)	-
Gain on extinguishment of Preferred Stock Series C dividends	1,312	-
Net Income Available to Common Shareholders	$1,072	$210

Income per share from continuing operations:
Basic	$0.43	$1.55
Diluted	$0.30	$1.08
Loss per share from discontinued operations:
Basic	$-	$(0.26)
Diluted	$-	$(0.18)
Net income per share attributable to common stockholders:
Basic	$1.86	$0.37
Diluted	$1.28	$0.26
Weighted average number of shares outstanding:
Basic	574,721	563,951
Diluted	834,485	810,413

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	PREFERRED STOCK		COMMON STOCK		PAID-IN	TREASURY STOCK		RETAINED	TOTAL
	SHARES	$	SHARES	$	CAPITAL	SHARES	$	EARNINGS	EQUITY
Balance - September 30, 2016	35,476	$-	573,951	$1	$5,410	-	$-	$(1,581)	$3,830
Preferred stock Adjustment	-	-	-	-	7,103	-	-		7,103
Net income	-	-	-	-	-	-	-	727	727
Dividends to preferred stockholders	-	-	-	-	(517)	-	-	-	(517)
Stock based compensation	-	-	-	-	316	-	-	-	316
Treasury stock acquired	-	-	-	-	-	20,000	(240)	-	(240)
Balance - September 30, 2017	35,476	$-	573,951	$1	$12,312	20,000	$(240)	$(854)	$11,219
Issuance of Series C preferred stock	5,795	-	-	-	2,897	-	-	-	2,897
Net Income	-	-	-	-	-	-	-	248	248
Dividends to preferred stockholders	-	-	-	-	(438)	-	-	-	(438)
Dividend to non-controlling interest	-	-	-	-	(50)	-	-	-	(50)
Repurchase of Preferred A Shares	(20,000)	-	-	-	(400)				(400)
Exercise of warrants	-	-	250,000	-	1,000	-	-	-	1,000
Stock based compensation	-	-	-	-	506	-	-	-	506
Stock option exercise	-	-	14,000	-	45	-	-	-	45
Balance - September 30, 2018	21,271	$-	837,951	$1	$15,872	20,000	$(240)	$(606)	$15,027

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248	$727
Loss from discontinued operations	-	147
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts	22	194
Depreciation	100	113
Deferred income tax	69	368
Amortization of intangible assets	807	766
Amortization of acquired inventory valuation	190	-
Amortization of imputed interest	-	29
Amortization of loan costs	10	10
Stock based compensation	678	316
Change in fair value of mandatorily redeemable non-controlling interest	10	(53)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,936)	(1,818)
Inventory	(74)	7
Prepaid expenses and sundry current assets	23	(91)
Security deposits and other long term assets	(23)	(1)
Accounts payable and accrued expenses	2,549	2,547
Other liabilities	175	-
Net cash provided by continuing operations	848	3,261
Net cash used in discontinued operations	-	(73)
Net cash provided by operating activities	351	3,188
Cash Flows From Investing Activities:
Acquisition of property and equipment	(89)	(218)
Cash acquired from acquisition	-	116
Acquisition of W.J. Byrnes	-	(100)
Note receivable	(125)	-
Acquisition of Aves, net of cash acquired	(2,433)	-
Acquisition of GTRI, net of cash acquired	(418)	-
Acquisition of Antibodies, net of cash acquired	(4,535)	-
Net cash used in investing activities	(7,600)	(202)
Cash Flows From Financing Activities:
Dividends paid to preferred stockholder	(1,093)	(15)
Dividends paid to minority shareholder	(51)	-
Repayments of term loan	(1,157)	(1,623)
Proceeds from (repayments) of senior secured term loan	2,025	(585)
Proceeds from sale of Series C Preferred Stock	2,898	-
Proceeds from stock option exercise	46	-
Line of credit, proceeds, net	3,581	-
Repurchase of Preferred A Shares	(400)	-
Exercise of warrants	1,000	-
Repayment of notes payable - related party	(500)	(500)
Treasury stock acquisition	-	(240)
Net cash provided by (used in) in financing activities	6,349	(2,963)
Net (decrease) increase in cash	(403)	23
Cash at beginning of the period	988	965
Cash at end of period	$585	$988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$488	$754
Income taxes	$93	$168
Non-cash investing activities:
Subordinated promissory notes of Antibodies	$344	$-
Non-cash financing activities:
Dividends declared to preferred stockholders	$655	$502

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

1	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business description

The Company operates its business as two distinct segments: Global Logistics Services and Manufacturing.

Global Logistics Services

The Company’s Global Logistics Services segment is comprised of several wholly-owned subsidiaries, collectively known as “Janel Group.” Janel Group is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

On April 1, 2017, the Company acquired W.J. Byrnes & Co. (“Byrnes”), a global logistics services provider with five U.S. locations.

On January 3, 2018, the Company acquired Global Trading Resources, Inc. (“GTRI”), a full-service cargo transportation logistics management services provider, which provides freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. See note 2.

Manufacturing

The Company’s manufacturing segment is comprised of Indco, Inc. (“Indco”), Aves Labs, Inc. (“Aves”) and Antibodies Incorporated (“Antibodies”). Indco, which is a majority-owned subsidiary of the Company, manufactures and distributes mixing equipment and apparatus for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers. Aves is a wholly-owned subsidiary of the Company and is a manufacturer and distributor of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Antibodies is a wholly-owned subsidiary of the Company and is a manufacturer and distributor of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and a developer and practitioner of ImmunoAssays for academic and industry research scientists.

On March 5, 2018, the Company acquired all of the outstanding common stock of Aves. See note 2.

On June 22, 2018, the Company acquired Antibodies. See note 2.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, of which Janel owns 91.65% with a non-controlling interest held by existing Indco management. The Indco non-controlling interest is mandatorily redeemable and is recorded as a liability. All intercompany transactions and balances have been eliminated in consolidation.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to the potential impairment of goodwill and intangible assets with indefinite lives, the impairment of other long-lived assets, the valuation of acquisitions, the valuation of mandatorily redeemable non-controlling interests, gain on extinguishment of dividends on our Series C Cumulative Preferred Stock and the realization of deferred tax assets. Actual results could differ from those estimates.

Cash

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of September 30, 2018 and September 30, 2017 was $124 and $169, respectively.

Inventory

Inventory is valued at the lower of cost (using the first-in, first-out method) or net realizable value.  The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration, for Antibodies. The products of Antibodies require the initial manufacture of multiple batches to determine if quality standards can consistently be met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values acquired manufactured antibody inventory based on a three-year forecast.  Inventory quantities in excess of the forecast are not valued due to uncertainty over salability. Amounts are charged to the reserve when the Company scraps or disposes of inventory.

For the year ended September 30, 2018, the amount recognized in net sales of inventory sold that was not valued is not material.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance, goodwill is not amortized but is tested for impairment annually (on September 30) as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company's individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2018, and 2017.

Intangibles and long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset's recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future. There were no indicators of impairment of long-lived assets during the years ended September 30, 2018 and 2017.

Business segment information

The Company operates in two reportable segments: Global Logistics Services and Manufacturing. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

Revenues and revenue recognition

Global Logistics Services

Revenues are derived from customs brokerage services and from freight forwarding services. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Our net revenue is our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our transportation businesses are recorded at the gross amount we charge our customers for the service we provide and the goods we sell. In these transactions, we are the primary obligor, we have credit risk, we have discretion to select the supplier, and we have latitude in pricing decisions. Certain transactions in customs brokerage, managed services, freight forwarding, and sourcing are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.  Net revenue is calculated as Revenue – Global Logistics Services less Costs and Expenses – Forwarding Expenses, as presented on our consolidated statement of operations. Net revenue is considered by management to be an important measurement of our success in the marketplace.

In accordance with Accounting Standards Codification (“ASC”) Topic 605-20 Revenue Recognition - Services, transportation revenue and related transportation costs are recognized when the shipment has been delivered by a third-party carrier. Fee for service revenue is recognized when the services have been rendered. At the time of delivery or rendering of services, as applicable, our obligation to fulfill a transaction is complete and collection of revenue is reasonably assured.

In accordance with ASC Topic 605-45 Revenue Recognition - Principal Agent Considerations, we generally recognize revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because we bear the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process, including selection of the carrier; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) we do not have latitude in carrier selection; (b) we do not establish rates with the carrier; and (c) we have credit risk for only the net revenue earned from our client while the carrier has credit risk for the transportation costs.

Manufacturing

Revenues from Indco are derived from the engineering, manufacture, and delivery of specialty mixing equipment. Revenues from Aves are derived from the sale of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Revenues from Antibodies are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing.  Payments are received either by credit card or invoice by Indco, Aves and Antibodies. A significant portion of Indco sales come from print- and web-based catalog and specification features. Such online sales are generally credit card purchases. Revenues from Indco, Aves and Antibodies are recognized when products are shipped and risk of loss transfers to the carrier(s) used.

Income (loss) per common share

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

Stock-based compensation to employees

Equity classified share-based awards

The Company recognizes compensation expense for stock-based payments granted based on the grant-date fair value estimated in accordance with ASC Topic 718, “Compensation-Stock Compensation.” For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for restricted shares; the expense is recognized over the service period for awards expected to vest.

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

Non-employee share-based awards

The Company accounts for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-employees.” Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of share-based payment transactions are determined at the earlier of performance commitment date or performance completion date. The Company believes that the fair value of the stock-based award is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date and expense is recognized over the vesting period of the award.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company will be required to purchase 20% of the 8.35% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which is March 21, 2019.  On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption “Mandatorily redeemable non-controlling interests.” The mandatorily redeemable non-controlling interest is adjusted each reporting period to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption “change in fair value of mandatorily redeemable non-controlling interest.”

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Tax Reform Act”), which significantly changed the existing U.S. tax laws, including by reducing the corporate tax rate from 34% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of the enactment of the Tax Reform Act, the Company recorded an income tax benefit of $28 in fiscal 2018 related to the re-measurement of certain deferred tax assets, primarily net operating losses and intangibles.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue (Topic 606): “Revenue from Contracts with Customers.” This new standard includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company’s annual and interim periods beginning October 1, 2018, and permits the use of either the retrospective or cumulative effect transition method. The Company will use the modified retrospective transition method. The main areas impacted by ASU 2014-09 include the recognition of revenue using proportionate delivery within the Company’s Logistics segment.

On adoption, the Company will record an immaterial increase to total equity as of October 1, 2018 for the cumulative impact of adoption, primarily related to the recognition of in-transit revenue in the logistics business. The Company evaluated its existing contracts and determined that this standard did not have a significant impact on its gross versus net revenue recognition policies. Due to the short transit period of many of our performance obligations, we do not expect this change to have a material impact on our results of operations, financial position, or cash flows once implemented. The Company will provide expanded revenue recognition disclosures based on the new qualitative and quantitative disclosure requirements of the standard upon adoption.

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

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. These prior period reclassifications did not affect the Company’s income from operations, net income, earnings per share, stockholders’ equity or working capital.

2	ACQUISITIONS

(A)	W.J. BYRNES & CO., INC.

On April 1, 2017, the Company executed and closed a Stock Purchase Agreement (the “Byrnes Purchase Agreement”) for the purchase by the Company of 100% of the outstanding common stock (the “Byrnes Shares”) of W.J. Byrnes & Co., a Global Logistics Services provider with five U.S. locations.

Under the terms of the Byrnes Purchase Agreement, the purchase price for the Byrnes Shares was $100 in cash, paid at the closing, plus the assumption of Byrnes’ net liabilities, subject to certain closing adjustments and customary indemnifications, representations and warranties. W.J. Byrnes & Co. was determined not to be a significant subsidiary of the Company.

The Byrnes acquisition expands the domestic network of the Company’s Global Logistics Services segment.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets based on their estimated fair values, as of the effective acquisition date, April 1, 2017.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The following table summarizes the fair values assigned to the assets acquired and liabilities assumed (in thousands).

Fair Value
Cash	$116
Accounts receivable, net of allowance for doubtful accounts	299
Customer relationships and other intangibles	240
Goodwill	658
Security deposits	15
Note payable – bank	(225)
Accounts payable – trade	(891)
Accrued expenses and other current liabilities	(112)
Purchase price	$100

(B)	GLOBAL TRADING RESOURCES, INC.

The Company acquired all of the outstanding common stock of GTRI effective as of January 3, 2018 for $528. A 338(h)(10) election was made in connection with the GTRI acquisition, and the acquisition will be treated as an asset purchase for income tax purposes, which will allow for the deduction of GTRI’s goodwill. The acquisition of GTRI was funded with cash provided by normal operations. GTRI provides full-service cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. GTRI was established in 1994 and is headquartered in Portland, Oregon. The results of operations for GTRI will be in the Global Logistics Service reporting segment.  GTRI results for the period from acquisition through September 30, 2018 are included in the results of operations for the twelve-month period ended September 30, 2018. Acquisition expenses associated with GTRI acquisition amounted to $26 for the year ended September 30, 2018 and is included in selling, general and administrative expenses.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for GTRI to the net tangible and identifiable intangible assets based on their estimated fair values. The Company finalized the valuation of assets acquired and liabilities assumed, and the fair value amounts noted are in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Accounts receivable	$308
Other assets	8
Property & equipment	-
Intangibles - customer relationships	32
Intangibles - trademark	7
Intangibles - non-compete	39
Goodwill	353
Accounts payable	(266)
Accrued expenses	(63)
Purchase price, net of cash received	$418

(C)	AVES

The Company acquired all of the outstanding common stock of Aves effective March 5, 2018 for $2,433, net of $72 received in cash. At closing, $1,975 was paid in cash and $497 was recorded in accrued expenses as a preliminary earnout consideration.  If Aves manufactures certain products set forth in the purchase agreement, the earnout consideration is payable no later than thirty days following the determination that the applicable earnout condition has been satisfied. For the earnout consideration to be payable, the earnout condition must be satisfied no later than one hundred eighty days following closing, or September 1, 2018. As of September 30, 2018, the Company paid earnout consideration in the amount of $500 and recorded an additional $33 working capital adjustment.  A 338(h)(10) election was made in connection with the Aves acquisition, and this acquisition will be treated as an asset purchase for income tax purposes, which will allow for the deduction of Aves goodwill. Aves provides high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing. The results of operations for Aves are reported in our Manufacturing segment. Acquisition expenses associated with the Aves acquisition amounted to $77 for the twelve months ended September 30, 2018 and is included in selling, general and administrative expenses. Aves results for the period from acquisition through September 30, 2018 are included in the results of operations for the twelve-months ended September 30, 2018. This includes revenues, cost of goods sold, selling, general and administrative expense and net income from operations of Aves amounted to $636, $215, $231 and $190, respectively.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for Aves to the net tangible and identifiable intangible assets based on their estimated fair values. The Company finalized the valuation of assets acquired and liabilities assumed, and, the fair value amounts noted are in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Accounts receivable	$111
Inventory	1,057
Property & equipment	31
Intangibles - customer relationships	330
Intangibles - trademark	40
Intangibles - other	180
Goodwill	684
Purchase price, net of cash received	$2,433

(E)	ANTIBODIES INCORPORATED

The Company acquired Antibodies via a merger that closed effective June 22, 2018 for $4,879, net of $56 of cash received. At closing, the former stockholders of Antibodies were paid $4,535 in cash and certain former stockholders were issued an aggregate amount of $344 in subordinated promissory notes.  The acquisition of Antibodies was funded with cash provided by normal operations in the amount of $1,169, the sale of Series C Preferred Stock in the amount of $1,399, a senior secured term loan in the amount of $2,025, and $344 in subordinated promissory notes to certain former shareholders of Antibodies. Antibodies is a manufacturer and distributor of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and a developer and practitioner of ImmunoAssays for academic and industry research scientists. Antibodies was founded in 1960 and is headquartered in Davis, California. The results of operations for Antibodies are reported in our Manufacturing segment.  Acquisition expenses associated with Antibodies acquisition amounted to $263 for the twelve months ended September 30, 2018 and are included in selling, general and administrative expenses.  Antibodies results for the period from acquisition through September 30, 2018 are included in the results of operations for the twelve-months ended September 30, 2018. This includes revenues, cost of goods sold, selling, general and administrative expense, interest expense and net income from operations of Antibodies amounted to $1,348, $512, $658, $40 and $138, respectively.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for Antibodies to the net tangible and identifiable intangible assets based on their estimated fair values. The Company finalized the valuation of assets acquired and liabilities assumed, and, the fair value amounts noted are in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Accounts receivable	$411
Inventory	1,102
Prepaids	43
Property & equipment, net	3,373
Intangibles - trademark	301
Intangibles - other	377
Goodwill	675
Accounts payable	(363)
Accrued expenses	(235)
Deferred Income Taxes	(805)
Purchase price, net of cash received	$4,879

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows (in thousands):

	September 30, 2018	September 30, 2017	Life
Building and improvements	$2,366	-	15-30 years
Land and improvements	823	-	Indefinite
Furniture and Fixture	211	167	3-7 years
Computer Equipment	323	234	3-5 years
Machinery & Equipment	764	721	3-15 years
Leasehold Improvements	181	87	3-5 years
	4,668	1,209
Less Accumulated Depreciation	(881)	(816)
	$3,787	$393

4	INVENTORY

Inventories at September 30 consist if the following (in thousands):

	Year Ended September 30,
	2018	2017
Finished goods	$1,241	$-
Work-in-process	286	6
Raw materials	888	368
Less – Reserve for inventory valuation	(24)	(24)
Inventory net	$2,391	$350

5	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	September 30, 2018	September 30, 2017	Life
Customer relationships	$12,052	$11,690	15-20 years
Trademarks / names	2,118	1,770	20 years
Other	656	60	2-5 years
	14,826	13,520
Less: Accumulated Amortization	(2,479)	(1,671)
	$12,347	$11,849

The future amortization of these intangible assets is expected to be as follows (in thousands):

Fiscal year 2019	$823
Fiscal year 2020	807
Fiscal year 2021	799
Fiscal year 2022	796
Fiscal year 2023	796
Thereafter	8,326
$12,347

6	NOTE PAYABLE - BANK

(A)	Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the “Janel Borrowers”) entered into a Loan and Security Agreement (the “Presidential Loan Agreement”) with Presidential Financial Corporation with respect to a revolving line of credit facility (the “Presidential Facility”). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10,000, limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to 5% above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Facility was terminated on October 17, 2017, and the Company replaced the Presidential Facility with the Santander Bank Facility (see below).

At September 30, 2017, outstanding borrowings under the Presidential Facility were $6,139, representing 80.3% of the $7,643 available thereunder, and interest was accruing at an effective interest rate of 7.5%. The Janel Borrowers were in compliance with the covenants defined in the Presidential Loan Agreement as of September 30, 2017.

(B)	Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the "Janel Group Borrowers"), with Janel Corporation as a guarantor, entered into a Loan and Security Agreement (the "Santander Loan Agreement") with Santander Bank, N.A. ("Santander") with respect to a revolving line of credit facility (the "Santander Facility"). The Santander Facility provides that the Janel Group Borrowers can borrow up to $10,000, limited to 85% of the Janel Group Borrowers' aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers' option, Prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.50% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers' obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers. The Santander Loan Agreement requires, among other things, that the Janel Group Borrowers, on a quarterly basis, maintain a Minimum Debt Service Coverage ratio, as defined in the Santander Loan Agreement. The loan is subject to earlier termination as provided in the Santander Loan Agreement and matures on October 17, 2020, unless renewed. The Santander Loan Agreement requires the Company to maintain a lock box with Santander in addition to containing certain subjective acceleration clauses. As a result of these terms, the loan is classified as a current liability on the consolidated balance sheet.

On March 21, 2018, the Janel Group Borrowers, the Company, and Aves entered into an amendment with Santander (the “Santander Amendment”) with respect to the Santander Loan Agreement. Pursuant to the Santander Amendment, and among other changes effected by such Santander Amendment, Aves was added as a Loan Party Obligor (but not a Janel Group Borrower) under the Santander Loan Agreement, the maximum amount available under the Santander Loan Agreement was increased from $10,000 to $11,000 (subject to 85% of eligible receivables), the foreign account sublimit was increased from $1,500 to $2,000, a one-time waiver was granted until May 31, 2018 for the stated event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017, and a one-time waiver, retroactive to March 5, 2018, of the provision that prohibits the Company from using proceeds of the revolving loan to finance acquisitions was granted for the purpose of partially funding the acquisition of Aves.

At September 30, 2018, outstanding borrowings under the Santander Facility were $9,730, representing 88.5% of the $11,000 available thereunder, and interest was accruing at an effective interest rate of 5.75%. As of March 31, 2018, Santander had granted the Janel Group Borrowers a one-time waiver until May 31, 2018 for an event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017.  Such event of default was subsequently remedied.  See subsequent events footnote 19.

(C)	First Merchants Bank Credit Facility

On March 21, 2016, Indco executed a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank with respect to a $6,000 term loan and $1,500 (limited to the borrowing base and reserves) revolving loan (together, the “First Merchants Facility”). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco’s cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco’s cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco’s obligations under the First Merchants Facility are secured by all of Indco’s assets and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a “maximum total funded debt to EBITDA ratio” and maintain a “minimum fixed charge covenant ratio,” both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement.

As of September 30, 2017, there were no outstanding borrowings under the revolving loan and $3,861 of borrowings under the term loan, and interest was accruing on the term loan at an effective interest rate of 4.98%.

As of September 30, 2018, there were no outstanding borrowings under the revolving loan and $2,713 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.85%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2018 and 2017.

(in thousands)	September 30, 2018	September 30, 2017
Long term debt is due in monthly installments of $71 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco’s assets and guaranteed by Janel.	$2,713	$3,860
Less current portion	(857)	(857)
	$1,856	$3,003

These obligations mature as follows (in thousands):

2019	$857
2020	857
2021	999
$2,713

(D)	First Northern Bank of Dixon

On June 21, 2018, AB Merger Sub, Inc., a wholly-owned, indirect subsidiary of the Company entered into a Business Loan Agreement (the “First Northern Loan Agreement”) and Promissory Note with First Northern Bank of Dixon (“First Northern”), with respect to a $2,025 senior secured term loan (the “Senior Secured Term Loan”). The First Northern Loan Agreement and Promissory Note are dated and effective as of June 14, 2018. The proceeds of the Senior Secured Term Loan were used to fund a portion of the merger consideration to acquire Antibodies.  Interest will accrue on the Senior Secured Term Loan at an annual rate based on the five-year Treasury constant maturity (index) plus 2.50% (margin) for years one through five then adjusted and fixed for years six through ten using the same index and margin. The borrower’s and the Company’s obligations to First Northern under the First Northern Loan Agreement are secured by certain real property owned by Antibodies as of the closing of the Antibodies merger. The Senior Secured Term Loan will mature on June 14, 2028 (subject to earlier termination as provided in the First Northern Loan Agreement). The First Northern Loan Agreement requires, among other things, that the Borrowers, maintain certain Minimum Debt Service Coverage, Debt to Tangible Net Worth and Tangible Net Worth ratios as defined in the First Northern Loan Agreement.

As of September 30, 2018, the total amount outstanding under the Senior Secured Term Loan was $2,015, of which $1,975 is included in long term debt and $40 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

(in thousands)	September 30, 2018
Long term debt is due in monthly installments of $12 plus monthly interest, at 5.28% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.	$2,015
Less current portion	(40)
$1,975

These obligations mature as follows (in thousands):

2019	$40
2020	42
2021	45
2022	47
2023	50
Thereafter	1,791
$2,015

For the years ended September 30, 2018, Antibodies made bank loan (repayments) and received proceeds of ($50) and ($2,025), respectively. Antibodies was in compliance with the covenants defined in the First Northern Loan Agreement at September 30, 2018.

7	SUBORDINATED PROMISSORY NOTE

On June 22, 2018, in connection with the Antibodies acquisition AB HoldCo, Inc. (“AB HoldCo”), a wholly-owned subsidiary of the Company, entered into subordinated promissory notes (“Subordinated Promissory Notes”) with certain former shareholders of Antibodies. Both the Subordinated Promissory Notes are guaranteed by the Company.  The Subordinated Promissory Notes are subordinate to the terms of any credit agreement, loan agreement, indenture, promissory note, guaranty or other debt instrument pursuant to which AB HoldCo or any affiliate of AB HoldCo incurs, borrows, extends, guarantees, renews or refinances any indebtedness for borrowed money or other extensions of credit with any federal or state bank or other institutional lender and are unsecured. Each of the Subordinated Promissory Notes has a 4% annual interest rate payable in arrears on the last business day of each calendar quarter, commencing on September 30, 2018 and has a maturity date of June 22, 2021. The outstanding principal amount of these notes are payable in a single payment on the three-year anniversary June 22, 2021. Both notes are subject to prepayment in whole or in part, without premium or penalty, the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment. Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal.

Amounts outstanding as of September 30, 2018 under the two Subordinated Promissory Notes were $47 and $297, respectively.

8	DEBT - RELATED PARTY

Debt - related party consists of the following (in thousands):

	September 30,
	2018	2017
Non-interest-bearing note payable to a related party, net of imputed interest due when earned	$-	$500
Less current portion	-	(500)
	$-	$-

For the years ended September 30, 2018 and 2017, the Company made note repayments of $500 and $500, respectively.

9	DISCONTINUED OPERATIONS

In 2012, the Company elected to discontinue the operations of the New Jersey warehousing business and the operations of the food sales segment. The Company earned no revenues from discontinued operations in fiscal 2018 and 2017. Selling, general and administrative expenses associated with discontinued operations were ($0) and ($147) for fiscal 2018 and 2017, respectively. Liabilities related to the discontinued operations as of September 30, 2017 were $73 and were included in accrued expenses and other current liabilities.

The cash flows from the discontinued business for the years ended September 30, 2018 and 2017 were as follows (in thousands):

	For the Years Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	$-	$(147)
Accrued expenses and other current liabilities	-	74
Net cash used in discontinued operations	$-	$(73)

10	STOCKHOLDERS’ EQUITY

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

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock (the “Series A Stock”) shares are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pays a cumulative cash dividend at a rate of $15 per year, payable quarterly. On September 24, 2018, the 20,000 shares of Series A Convertible Preferred Stock were repurchased by the company for $400. For the years ended September 30, 2018 and 2017, the Company declared dividends on Series A Stock of $15, respectively. On September 27, 2018, all shares of the Series A Stock were retired.

Series B Convertible Preferred Stock

Series B Convertible Preferred Stock (the “Series B Stock”) shares are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis.

Series C Cumulative Preferred Stock

Series C Cumulative Preferred Stock, (the “Series C Stock”) shares were initially entitled to receive annual dividends at a rate of 7% per annum of the Original Issuance Price of $10, when and if declared by the Company’s board of directors, such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the Original issuance Price, when and if declared by the Company’s board of directors, such rate to increase by 1% annually beginning on January 1, 2019 and on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2018 and 2017 was 5% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the Original Issuance Price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the Original Issuance Price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $11,966 and $8,224 as of September 30, 2018 and September 30, 2017, respectively. The change in terms were deemed to be substantial from a quantitative perspective (greater than 10% change in the present value of future cash flows) as well as qualitatively when considering the change in the form of the security from original issuance through October 17, 2017. The fair value prior to modification was $7,705 and $6,173 after modification, for a change of $1,311. In accordance with ASC 260, “Earnings Per Share,” this incremental benefit is treated as an adjustment to EPS for common stockholders. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes in a manner similar to a dividend.

On March 21, 2018, the Company sold 3,000 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $1,500.

On June 22, 2018, the Company sold 2,795 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $1,398.

Such shares issued on March 21, 2018 and June 22, 2018 were sold to an accredited investor in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.
For the years ended September 30, 2018 and 2017, the Company declared dividends on Series C Stock of $423 and $502, respectively.

On September 27, 2018, the Company paid cash dividends of $1,093 to holders of Series C Stock.

(B)	Treasury Stock

On March 31, 2017, the Company acquired 20,000 shares of its common stock for an aggregate of $240. This amount was paid in April 2017.

(C)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company’s board of directors in its role as the Compensation Committee.  The 2017 Plan was amended and restated on May 8, 2018, as discussed in more detail in note 11.

(D)	Stock Warrants

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC, the Company issued warrants, to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. The warrants expire on October 5, 2018. On September 27, 2018, the warrants to purchase 250,000 shares of common stock at $4.00 were exercised. The Company has no other stock warrants outstanding.

11	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors adopted Janel’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries. At September 30, 2017, a total of 73,121 equity options were outstanding under the 2013 Options Plan and 12,879 options were still available for issuance.

On May 12, 2017, the board of directors adopted the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards, and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. At September 30, 2017, a total of 90,730 equity options and restricted stock awards were outstanding under the 2017 Plan and 26,323 shares were still available for issuance.

On May 8, 2018, the board of directors of Janel amended and restated the 2017 Plan (as amended and restated, the “Amended 2017 Plan”). The provisions and terms of the Amended 2017 Plan are the same as those in the 2017 Plan, except that the Amended 2017 Plan removes the ability of Janel to award incentive stock options and removes the requirement for stockholder approval of the 2017 Plan.

Total stock-based compensation for the years ended September 30, 2018 and 2017 amounted to $506 and $316, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

(A)	Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, we use the following assumptions:

•	Risk-free interest rate - We determine the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - We estimate the expected term of our options on the average of the vesting date and term of the options.

•	Expected volatility - We estimate expected volatility using daily historical trading data of a peer group.

•	Dividend yield - We have never paid dividends on our common stock and currently have no plans to do so; therefore, no dividend yield is applied.

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	2018	2017
Risk-free interest rate	1.92 - 2.70%	1.85 - 2.13%
Expected option term in years	5.00-6.50	5.85
Expected volatility	91.94% - 99.13%	95.4% - 96.6%
Dividend yield	0.00%	0.00%
Weighted average grant date fair value	$6.23 - $6.85	$5.82 - $6.36

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	119,645	$4.64	7.5	$468.28
Granted	7,153	$9.07	9.1
Exercised	(14,000)	$3.25	-
Outstanding balance at September 30, 2018	112,798	$5.09	6.9	$357.10
Exercisable at September 30, 2018	89,068	$4.58	6.5	$324.21

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at September 30, 2018 of $8.20 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2018, there was approximately $34 of total unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized over a weighted average period of less than one year.

The fair values of our non-employee option awards were estimated using the assumptions below, which yielded the following fair values for the periods presented:

	2018	2017
Risk-free interest rate	2.89 – 3.05%	2.31% - 2.45%
Expected option term in years	9.00 - 10.00	9.00 -10.00
Expected volatility	95.28% - 97.65%	94.71% - 98.79%
Dividend yield	0.00%	0.00%
Fair value	$7.16 - $7.37	$6.51 - $12.48

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	51,053	$7.58	9.8	$49.70
No activity	-
Outstanding balance at September 30, 2018	51,053	$7.58	8.8	$31.84
Exercisable at September 30, 2018	17,018	$7.58	8.8	$10.61

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at September 30, 2018, of $8.20 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2018, there was approximately $123 of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

Additionally, during the fiscal year ended September 30, 2018, 25,321 options were granted on Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

2018
Risk-free interest rate	2.65 - 2.78%
Expected option term in years	4.02-6.27
Expected volatility	98.52% - 102.90%
Dividend yield	0.00%
Grant date fair value	$9.40 - $9.83

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2017	-	$-	-		$-
Granted	25,321	$7.97	7.9	$
Outstanding balance at September 30, 2018	25,321	$7.97	7.9		$105.36
Exercisable at September 30, 2018	12,384	$6.48	7.5		$69.97

The aggregate intrinsic value in the above table is calculated as the difference between the valuation price of Indco’s common stock at September 30, 2018 of $12.13 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The compensation cost related to these options was approximately $172 for the fiscal year ended September 30, 2018 and is included in other liabilities in the consolidated financial statement.  The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options. Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and measured in accordance with ASC 480-10-35 at every reporting period until the options are settled. Changes in the fair value of the vested options are recognized in earnings in the consolidated financial statements.

The options are classified as liabilities, and the underlying shares of Indco’s common stock also contain put options which result in their classification as a mandatorily redeemable security. While their redemption does not occur on a fixed date, there is an unconditional obligation for the Company to repurchase the shares upon death, which is certain to occur at some point in time.

As of September 30, 2018, there was approximately $70 of total unrecognized compensation expense related to the unvested employee stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the year ended September 30, 2018 there were no shares of restricted stock granted. Under the Amended 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the Plan for the year ended September 30, 2018:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at September 30, 2017	15,000	$8.01
Vested	(5,000)	$8.01
Unvested at September 30, 2018	10,000	$8.01
Exercisable at September 30, 2018	5,000	$8.01

As of September 30, 2018, there was approximately $17 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the status of our non-employee unvested restricted stock under the 2017 Plan for the year ended September 30, 2018:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at September 30, 2017	45,000	$8.03
Vested	(15,000)	$8.03
Unvested at September 30, 2018	30,000	$8.03
Exercisable at September 30, 2018	15,000	$8.03

As of September 30, 2018, there was approximately $116 of total unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of less than one year.

12	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the years ended September 30, 2018 and 2017 (in thousands, except share and per share data)

	Year Ended September 30,
	2018	2017
Income:
Income from continuing operations	$248	$874
Loss from discontinued operations	-	(147)
Net income	248	727
Preferred stock dividends	(438)	(517)
Non-controlling interest dividends	(50)	-
Gain on extinguishment of Preferred stock dividends Series C	1,312	-
Net income available to common stockholders	$1,072	$210

Common Shares:
Basic - weighted average common shares	574,721	563,951
Effect of dilutive securities:
Stock options	58,433	77,979
Restricted stock	34,243	2,203
Warrants	134,767	133,575
Convertible preferred stock	32,321	32,705
Diluted - weighted average common stock	834,485	810,413

	Year Ended September 30,
	2018	2017
Income per Common Share:
Basic -
Income from continuing operations	$0.43	$1.55
Loss from discontinued operations	-	(0.26)
Net income	0.43	1.29
Preferred stock dividends	(0.76)	(0.92)
Non-controlling interest dividends	(0.09)	-
Gain on extinguishment of Preferred stock dividends Series C	2.28	-
Net income (loss) attributable to common stockholders	$1.86	$0.37

Diluted -
Income from continuing operations	0.30	1.08
Loss from discontinued operations	0.00	(0.18)
Net income	0.30	0.90
Preferred stock dividends	(0.53)	(0.64)
Non-controlling interest dividends	(0.06)	-
Gain on extinguishment of Preferred stock dividends Series C	1.57	-
Net income available to common stockholders	$1.28	$0.26

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were no anti-dilutive shares for the years ended September 30, 2018 and 2017.

Potentially diluted securities as of September 30, 2018 and 2017 are as follows:

	September 30,
	2018	2017
Employee stock options (Note 11)	112,798	119,645
Non-employee stock options (Note 11)	51,053	51,053
Employee restricted stock (Note 11)	10,000	15,000
Non-employee restricted stock (Note 11)	30,000	45,000
Warrants (Note 10)	-	250,000
Convertible preferred stock	12,710	32,705
	216,561	513,403

13	INCOME TAXES

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act included significant changes to existing law, including, among other items, by reducing the U.S. federal statutory corporate tax rate from 34% to 21% effective January 1, 2018. ASC 740, “Income Taxes, (“ASC 740”) requires that the effects of changes in tax laws or rates be recognized in the period in which the law is enacted. Those effects, both current and deferred, are reported as part of the tax provision, regardless of income in which the underlying pretax income (expense) or asset (liability) was or will be reported.

The Company’s estimated fiscal 2018 blended U.S. federal statutory corporate income tax rate of 24.2% was applied in the computation of the income tax provision for the year ended September 30, 2018. The blended U.S. federal statutory corporate tax rate of 24.2% represents the weighted average of the pre-enactment U.S. federal statutory corporate tax rate of 34% prior to the January 1, 2018 effective date and the post-enactment U.S. federal statutory corporate tax rate of 21% thereafter.

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows (in thousands):

	2018	2017
Federal taxes at statutory rates	$91	$407
Permanent differences	7	18
State and local taxes, net of Federal benefit	60	72
Federal rate change	(28)	-
Other	-	(4)
	$130	$493

The provisions of income taxes are summarized as follows (in thousands):

	Year Ended September 30,
	2018	2017
Current	$55	$125
Deferred	75	368
Total	$130	$493

	2018	2017
Deferred tax assets - net operating loss carryforwards	$1,117	$1,900
Credits	42	43
Other	36	90
Stock based compensation	293	264
Total deferred tax assets	1,488	2,297
Valuation allowance	-	-
Total deferred tax assets net of valuation allowance	1,488	2,297
Deferred tax liabilities - depreciation and amortization	2,578	2,493
Prepaid expenses	41	61
Total deferred tax liabilities	2,619	2,554
Net deferred tax liability	$(1,131)	$(257)

The Company has net operating loss carryforwards for income tax purposes that expire as follows (in thousands):

2033	$4,443
2034	618
$5,061

14	PROFIT SHARING AND 401(k) PLANS

The Company maintains separate non-contributory profit-sharing plans and contributory 401(k) plans covering substantially all full-time employees under each segment.

The Janel Group 401(k) plan provides for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 50% of the participant’s first 6% of contributions. The expense charged to operations for the years ended September 30, 2018 and 2017 aggregated approximately $86 and $85, respectively.

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

Indco may make a discretionary profit-sharing contribution to the plan.

Indco may make a qualified non-elective contribution to the plan. The amount of the qualified non-elective contribution is 3% of the employee’s pay for the portion of the plan year (s)he is an active participant.

The expense charged to operations for the year ended September 30, 2018 and 2017 was $41 and $76, respectively.

Antibodies’ 401(k) plan provides for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 100% of the participant’s first 4% of compensation with an optional additional matching contribution up to 6% of compensation. The expense charged to operations for the years ended September 30, 2018 aggregated approximately $11.

15	BUSINESS SEGMENT INFORMATION

As of March 2016, the Company operated in two reportable segments (Global Logistics Services and Manufacturing) supported by a corporate group which conducts activities that are non-segment specific. The following tables present selected financial information about the Company’s reportable segments for the years ended September 30, 2018 and 2017.

For the year ended September 30, 2018 (in thousands)	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$67,521	$57,200	$10,321	$-
Forwarding expenses and cost of revenues	47,209	42,685	4,524	-
Gross margin	20,312	14,515	5,797	-
Selling, general and administrative	18,618	11,836	3,719	3,063
Amortization of intangible assets	807	-	-	807
Income (loss) from operations	887	2,679	2,078	(3,870)
Interest expense	499	283	220	(4)
Identifiable assets	50,911	18,681	8,194	24,036
Capital expenditures	89	38	51	-

For the year ended September 30, 2017 (in thousands)	Consolidated	Global Logistics Services	Manufacturing	Corporate
Revenues	$58,934	$50,650	$8,284	$-
Forwarding expenses and cost of revenues	40,909	37,202	3,707	-
Gross margin	18,025	13,448	4,577	-
Selling, general and administrative	15,155	10,848	2,514	1,793
Amortization of intangible assets	766	-	-	766
Income (loss) from operations	2,104	2,600	2,063	(2,559)
Interest expense	790	513	277	-
Identifiable assets	38,748	15,239	1,915	21,594
Capital expenditures	218	23	195	-

16	COMMITMENTS AND CONTINGENCIES

(A)	Leases

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2018 and 2017 was approximately $703 and $614, respectively.

Future minimum lease commitments (excluding renewal options) under non-cancellable leases are as follows (in thousands):

Year ended September 30,

2019	$650
2020	$309
2021	$71

(B)	Employment Agreements

The Company has various employment agreements, including employment agreements with the previous owner of Alpha/PCL and key management members of Indco.

17	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

In December 2017, Janel Group received a Notice of Copyright Infringement letter from counsel for Warren Communications News, Inc. (“Warren”), the publisher of the International Trade Today (“ITT”) newsletter.  The letter alleges that Janel Group infringed upon Warren’s registered copyrights in its ITT newsletter.  The Company believes it has meritorious defenses to the allegations.  The Company is not presently able to reasonably estimate potential losses, if any, related to the allegations.

(D)	Concentration of Customers

No customer accounts for 10% or more of consolidated sales for the years ended September 30, 2018 and 2017. Amounts due from these customers aggregated to approximately $1,078 and $1,100 at September 30, 2018 and 2017, respectively. No customer accounted for 10% or more of consolidated accounts receivable at September 30, 2018 and 2017.

18	CORRECTION OF ERROR IN PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of the audited consolidated financial statements for the year ended September 30, 2018, the Company discovered that it incorrectly included approximately $18,840 of revenue in its consolidated financial statements for the fiscal year ended September 30, 2017 as such, revenue did not meet certain criteria under ASC 605-45 in order to be shown as gross revenue (the Company acting as principal) or net revenue (the Company acting as agent).

As a result, fiscal year 2017 global logistics services revenue, primarily related to ocean import revenues, and the related forwarding expenses should have each been lower by approximately $18,840. The Company reduced both its previously reported global logistics revenue and forwarding expense by approximately this amount to correct the error for the year ended September 30, 2017. Since the global logistics revenue and forwarding expense is netted on the consolidated statement of operations, the adjustment represented an equal adjustment to two-line items (global logistics services revenue and forwarding expense) solely on the consolidated statement of operations. The error had no effect on the company’s previously reported total assets, total stockholders’ equity, operating results, cash flows or earnings per share as of September 30, 2017 or for the fiscal year then ended.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors, and based on an analysis of quantitative and qualitative factors, determined that the impact was not material to any of its previously issued financial statements. In regards to the interim 2018 errors and applicable interim 2017 periods, the Company corrected the statements of operations in the current period filing. The Company will correct the 2017 annual period errors prospectively and revise the financial statements when such period is included in future filings.

The following tables present the impact by financial statement line item of the correction of the amounts previously reported to the revised amounts for the year ended September 30, 2017:

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	September 30, 2017
	As Reported	Adjustments		As Revised

Revenue:
Global Logistics Services	$69,490		$(18,840)	$50,650
Manufacturing	8,284			8,284
Total Revenues	77,774		(18,840)	58,934
Cost and Expenses:
Forwarding expenses	56,042		(18,840)	37,202
Cost of revenues - manufacturing	3,707			3,707
Selling, general and administrative	15,155			15,155
Amortization of intangible assets	766			766
Total Costs and Expenses	75,670		(18,840)	56,830

Income from Operations	2,104			2,104
Other Items:
Interest expense net of interest income	(790)			(790)
Change in fair value of mandatorily redeemable non-controlling interest	53			53
Net Income From Continuing Operations Before Income taxes	1,367			1,367
Income tax (expense) benefit	(493)			(493)
Net Income From Continuing Operations	874			874
Loss from discontinued operations, net of tax	(147)			(147)
Net Income	727			727
Preferred stock dividends	(517)			(517)
Net Income Available to Common Stockholders	$210	$		$210

Income per share from continuing operations attributable to common stockholders:
Basic	$1.55		$-	$1.55
Diluted	$1.08		$-	$1.08
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.26)		$-	$(0.26)
Diluted	$(0.18)		-	$(0.18)
Net income per share attributable to common stockholders:
Basic	$0.37		$-	$0.37
Diluted	$0.26		$-	$0.26
Basic - weighted average number of shares outstanding	563,951			563,951
Diluted - weighted average number of shares outstanding	810,413			810,413

The accompanying unaudited financial information for the three-month periods specified below have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, all adjustments required for a fair presentation of the information have been made.

Key financial data for quarterly periods in fiscal years ended September 30, 2018 and 2017 as revised, is presented in the table below. The remaining tables present the effects of the correction made to our previously reported unaudited consolidated quarterly financial information for each of the fiscal quarters ended December 31, 2016, March 31, 2017, June 30, 2017, December 31, 2017, March 31, 2018, and June 30, 2018.

It should be noted that quarterly amounts are rounded separately and, as a result, the sum of the quarterly amounts may not equal the computed amount for the full year.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months June 30, 2018				Nine Months June 30, 2018
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Revenue:
Global Logistics Services	$20,068		$(4,830)	$15,238	$55,596		$(13,809)	$41,787
Manufacturing	2,431			2,431	6,531			6,531
Total Revenues	22,499		(4,830)	17,669	62,127		(13,809)	48,318
Cost and Expenses:
Forwarding expenses	16,312		(4,830)	11,482	44,921		(13,809)	31,112
Cost of revenues - manufacturing	940			940	2,528			2,528
Selling, general and administrative	5,031			5,031	13,911			13,911
Amortization of intangible assets	200			200	594			594
Total Costs and Expenses	22,483		(4,830)	17,653	61,954		(13,809)	48,145

Income from Operations	16			16	173			173
Other Items:
Interest expense net of interest income	(107)			(107)	(341)			(341)
(Loss) Before Income Taxes	(91)			(91)	(168)			(168)
Income tax (expense) benefit	74			74	114			114
Net loss	(17)			(17)	(54)			(54)
Preferred stock dividends	(111)			(111)	(308)			(308)
Gain on extinguishment of Preferred stock dividends Series C					1,312			1,312
Net Loss Available to Common Shareholders	$(128)	$		$(128)	$950	$		$950

Income per share from continuing operations attributable to common stockholders:
Basic	$(0.03)		$-	$(0.03)	$(0.09)		$-	$(0.09)
Diluted	$(0.03)		$-	$(0.03)	$(0.09)		$-	$(0.09)
Net income per share attributable to common stockholders:
Basic	$(0.22)		$-	$(0.22)	$1.67		$-	$1.67
Diluted	$(0.22)		$-	$(0.22)	$1.67		$-	$1.67
Basic - weighted average number of shares outstanding	576,285			576,285	569,181			569,181
Diluted - weighted average number of shares outstanding	576,285			576,285	569,181			569,181

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months March 31, 2018				Six Months March 31, 2018
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Revenue:
Global Logistics Services	$18,180		$(4,485)	$13,695	$35,528		$(8,978)	$26,550
Manufacturing	2,175			2,175	4,100			4,100
Total Revenues	20,355		(4,485)	15,870	39,628		(8,978)	30,650
Cost and Expenses:
Forwarding expenses	14,654		(4,485)	10,169	28,609		(8,978)	19,631
Cost of revenues - manufacturing	860			860	1,588			1,588
Selling, general and administrative	4,781			4,781	8,880			8,880
Amortization of intangible assets	201			201	394			394
Total Costs and Expenses	20,496		(4,485)	16,011	39,471		(8,978)	30,493

Income from Operations	(141)			(141)	157			157
Other Items:
Interest expense net of interest income	(117)			(117)	(234)			(234)
(Loss) Before Income Taxes	(258)			(258)	(77)			(77)
Income tax (expense) benefit (Note 13)	41			41	40			40
Net loss	(217)			(217)	(37)			(37)
Preferred stock dividends	(91)			(91)	(197)			(197)
Gain on extinguishment of Preferred stock dividends Series C					1,312			1,312
Net Income (Loss) Available to Common Shareholders	$(308)	$		$(308)	$1,078	$		$1,078

Income per share from continuing operations attributable to common stockholders:
Basic	$(0.38)	$		$(0.38)	$(0.06)	$		$(0.06)
Diluted	$(0.38)	$		$(0.38)	$(0.06)	$		$(0.06)
Net income per share attributable to common stockholders:
Basic	$(0.54)		$-	$(0.54)	$1.91		$-	$1.91
Diluted	$(0.54)		$-	$(0.54)	$1.91		$-	$1.91
Basic - weighted average number of shares outstanding	568,974			568,974	565,629			565,629
Diluted - weighted average number of shares outstanding	568,974			568,974	565,629			565,629

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31, 2017
	As Reported	Adjustments		As Revised

Revenue:
Global Logistics Services	$17,348		$(4,493)	$12,855
Manufacturing	1,925			1,925
Total Revenues	19,273		(4,493)	14,780
Cost and Expenses:
Forwarding expenses	13,956		(4,493)	9,463
Cost of revenues - manufacturing	728			728
Selling, general and administrative	4,098			4,098
Amortization of intangible assets	193			193
Total Costs and Expenses	18,975		(4,493)	14,482

Income from Operations	298			298
Other Items:
Interest expense net of interest income	(117)			(117)
Income Before Income Taxes	181			181
Income tax (expense) benefit	(1)			(1)
Net Income	180			180
Preferred stock dividends	(106)			(106)
Gain on extinguishment of Preferred stock dividends Series C	1,312			1,312
Net Income Available to Common Shareholders	$1,386	$		$1,386

Income per share from continuing operations attributable to common stockholders:
Basic	$0.32		$-	$0.32
Diluted	$0.22		$-	$0.22
Loss per share from discontinued operations attributable to common stockholders:
Basic	$-		$-	$-
Diluted	$-		$-	$-
Net income per share attributable to common stockholders:
Basic	$2.46		$-	$2.46
Diluted	$1.70		$-	$1.70
Basic - weighted average number of shares outstanding	562,285			562,285
Diluted - weighted average number of shares outstanding	817,074			817,074

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months June 30, 2017				Nine Months June 30, 2017
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Revenue:
Global Logistics Services	$17,964		$(4,985)	$12,979	$49,499		$(13,593)	$35,906
Manufacturing	2,283			2,283	6,444			6,444
Total Revenues	20,247		(4,985)	15,262	55,943		(13,593)	42,350
Cost and Expenses:
Forwarding expenses	14,456		(4,985)	9,471	39,810		(13,593)	26,217
Cost of revenues - manufacturing	989			989	2,888			2,888
Selling, general and administrative	3,987			3,987	11,141			11,141
Amortization of intangible assets	196			196	579			579
Total Costs and Expenses	19,628		(4,985)	14,643	54,418		(13,593)	40,825

Income from Operations	619			619	1,525			1,525
Other Items:
Interest expense net of interest income	(184)			(184)	(566)			(566)
Income Before Income Taxes	435			435	959			959
Income tax (expense) benefit	(169)			(169)	(349)			(349)
Net Income From Continuing Operations	266			266	610			610
Loss from discontinued operations, net of tax	(9)			(9)	(47)			(47)
Net Income	257			257	563			563
Preferred stock dividends	(128)			(128)	(383)			(383)
Net Income Available to Common Shareholders	$129	$		$129	$180	$		$180

Income per share from continuing operations attributable to common stockholders:
Basic	$0.48		$-	$0.48	$1.07		$-	$1.07
Diluted	$0.42		$-	$0.42	$0.88		$-	$0.88
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.02)		$-	$(0.02)	$(0.08)		$-	$(0.08)
Diluted	$(0.02)		$-	$(0.02)	$(0.07)		$-	$(0.07)
Net income per share attributable to common stockholders:
Basic	$0.23		$-	$0.23	$0.32		$-	$0.32
Diluted	$0.21		$-	$0.21	$0.26		$-	$0.26
Basic - weighted average number of shares outstanding	553,951			553,951	567,309			567,309
Diluted - weighted average number of shares outstanding	625,997			625,997	693,332			693,332

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months March 31, 2017				Six Months March 31, 2017
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Revenue:
Global Logistics Services	$15,482		$(4,425)	$11,057	$31,535		$(8,608)	$22,927
Manufacturing	2,359			2,359	4,161			4,161
Total Revenues	17,841		(4,425)	13,416	35,696		(8,608)	27,088
Cost and Expenses:
Forwarding expenses	12,415		(4,425)	7,990	25,354		(8,608)	16,746
Cost of revenues - manufacturing	1,086			1,086	1,899			1,899
Selling, general and administrative	3,552			3,552	7,154			7,154
Amortization of intangible assets	192			192	383			383
Total Costs and Expenses	17,245		(4,425)	12,820	34,790		(8,608)	26,182

Income from Operations	596			596	906			906
Other Items:
Interest expense net of interest income	(192)			(192)	(382)			(382)
Net Income From Continuing Operations Before Income taxes	404			404	524			524
Income tax expense	(138)			(138)	(180)			(180)
Net Income From Continuing Operations	266			266	344			344
Loss from discontinued operations, net of tax	(26)			(26)	(38)			(38)
Net Income	240			240	306			306
Preferred stock dividends	(126)			(126)	(255)			(255)
Net Income Available to Common Shareholders	$114	$		$114	$51	$		$51

Income per share from continuing operations attributable to common stockholders:
Basic	$0.46		$-	$0.46	$0.60		$-	$0.60
Diluted	$0.39		$-	$0.39	$0.49		$-	$0.49
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.04)		$-	$(0.04)	$(0.07)		$-	$(0.07)
Diluted	$(0.04)		$-	$(0.04)	$(0.05)		$-	$(0.05)
Net income per share attributable to common stockholders:
Basic	$0.20		$-	$0.20	$0.09		$-	$0.09
Diluted	$0.17		$-	$0.17	$0.07		$-	$0.07
Basic - weighted average number of shares outstanding	573,951			573,951	573,951			573,951
Diluted - weighted average number of shares outstanding	679,377			679,377	696,630			696,630

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31, 2016
	As Reported	Adjustments		As Revised

Revenue:
Global Logistics Services	$16,053		$(4,183)	$11,870
Manufacturing	1,802			1,802
Total Revenues	17,855		(4,183)	13,672
Cost and Expenses:
Forwarding expenses	12,939		(4,183)	8,756
Cost of revenues - manufacturing	813			813
Selling, general and administrative	3,602			3,602
Amortization of intangible assets	191			191
Total Costs and Expenses	17,545		(4,183)	13,362

Income from Operations	310			310
Other Items:
Interest expense net of interest income	(190)			(190)
Net Income From Continuing Operations Before Income taxes	120			120
Income tax (expense) benefit	(42)			(42)
Net Income From Continuing Operations	78			78
Loss from discontinued operations, net of tax	(12)			(12)
Net Income	66			66
Preferred stock dividends	(129)			(129)
Net Loss Available to Common Stockholders	$(63)	$		$(63)

Income per share from continuing operations attributable to common stockholders:
Basic	$0.14		$-	$0.14
Diluted	$0.11		$-	$0.11
Loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.02)		$-	$(0.02)
Diluted	$(0.02)		$-	$(0.02)
Net income per share attributable to common stockholders:
Basic	$(0.11)		$-	$(0.11)
Diluted	$(0.09)		$-	$(0.09)
Basic - weighted average number of shares outstanding	573,951			573,951
Diluted - weighted average number of shares outstanding	713,695			713,695

19	SUBSEQUENT EVENTS

On November 20, 2018, the Company and its wholly-owned subsidiaries, entered into the Limited Waiver, Joinder and Second Amendment (“Amendment No. 2”) to the Loan and Security Agreement, dated October 17, 2017 (as amended by the Limited Waiver, Joinder and First Amendment dated as of March 21, 2018), with Santander Bank, N.A. Pursuant to, and among other changes effected by, Amendment No. 2: (1) Honor WW, HWL and Global were added as new borrowers under the Loan Agreement; (2) Aves was released as a loan party obligor under the Loan Agreement; (3) the maximum revolving facility amount available was increased from $11,000 to $17,000 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves); (4) the foreign account sublimit was increased from $2,000 to $2,500; (5) the letter of credit limit was increased from $500 to $1,000; (6) the definitions of “Debt Service Coverage Ratio”, “Debt Service Coverage Ratio (Borrower Group)” and “Loan Party” were restated; (7) the permitted acquisition debt basket was increased from $2,500 to $4,000; and (8) the permitted indebtedness basket was increased from $500 to $1,000.

On November 20, 2018, Janel Group, Inc., (“Group”), a wholly-owned subsidiary of Janel, entered into a Membership Interest Purchase Agreement (the “Agreement”) with Honor Worldwide Logistics LLC (“Honor”), Onor Group LLC, (“Onor”) and Biehl Logistics LLC, Onor and Biehl are hereinafter referred to as the “Members”.  Pursuant to the Agreement, Janel Group will indirectly acquire Honor and Honor will become a direct wholly-owned subsidiary of Group and an indirect wholly-owned subsidiary of Janel.

Under the terms of the Agreement, the aggregate merger consideration is $2,282, subject to certain adjustments as set forth in the Agreement. At closing, the former Members were paid $1,826 in cash and a former Member was issued an aggregate amount of $456 in a subordinated promissory note.

In addition to the Honor acquisition, during the period subsequent to September 30, 2018 and through July 26, 2019, the Company completed two individually immaterial acquisitions for total cash consideration of $380. These acquisitions were completed primarily to expand our services and offerings and were related to both our Global Logistics Services Business and Manufacturing Business (Life Sciences). The fair value of the purchase price and the allocation thereof for both acquisitions have not yet been determined.

As of May 1, 2019, Santander had granted the Janel Group Borrowers a one-time waiver until July 31, 2019 for an event of default related to the delivery of the audited financial statements for the fiscal year ended September 30, 2018.  Other than as specifically referenced above, the Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of September 30, 2018.

Janel has determined that there were no other events or transactions occurring subsequent to September 30, 2018 that would have a material impact on Janel’s results of operations or financial condition as of September 30, 2018.