Form 10-Q
period 2018-12-31
JANEL CORP
filed 2019-10-18
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __

Commission file number: 333-60608

JANEL CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	86-1005291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Merrick Road - Suite 400
Lynbrook, New York	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 256-8143
Former name, former address and former fiscal year if changed from last report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐         No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐         No  ☒

The number of shares of Common Stock outstanding as of October 18, 2019 was 847,412.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended December 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	December 31, 2018 (unaudited)	September 30, 2018
ASSETS
Current Assets:
Cash	$721	$585
Accounts receivable, net of allowance for doubtful accounts	25,905	19,726
Inventory	2,465	2,391
Prepaid expenses and other current assets	429	354
Total current assets	29,520	23,056
Property and Equipment, net	3,908	3,787
Other Assets:
Intangible assets, net	13,194	12,347
Goodwill	12,061	11,458
Security deposits and other long term assets	267	263
Total other assets	25,522	24,068
Total assets	$58,950	$50,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$11,338	$9,730
Accounts payable - trade	21,277	16,798
Accrued expenses and other current liabilities	2,693	1,748
Dividends payable	592	470
Current portion of long-term debt	1,199	897
Total current liabilities	37,099	29,643
Other Liabilities:
Long-term debt	3,566	3,831
Subordinated promissory notes	658	344
Mandatorily redeemable non-controlling interest	681	681
Deferred income taxes	1,319	1,131
Other liabilities	283	254
Total other liabilities	6,507	6,241
Total liabilities	43,606	35,884
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	-	-
Series C 20,000 shares authorized and 20,000 shares issued and outstanding at December 31, 2018 and September 30, 2018, liquidation value of $12,092 and $11,966 at December 31, 2018 and September 30, 2018, respectively	-	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 839,451 issued and 819,451 outstanding as of December 31, 2018 and 837,951 issued and 817,951 outstanding as of September 30, 2018	1	1
Paid-in capital	15,613	15,872
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings (deficit)	(30)	(606)
Total stockholders’ equity	15,344	15,027
Total liabilities and stockholders’ equity	$58,950	$50,911

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenue	$22,327	$14,780
Forwarding expenses and cost of revenues	15,840	10,191
Gross profit	6,487	4,589
Cost and Expenses:
Selling, general and administrative	5,389	4,098
Amortization of intangible assets	208	193
Total Costs and Expenses	5,597	4,291
Income From Operations	890	298
Other Items:
Interest expense net of interest income	(162)	(117)
Income Before Income Taxes	728	181
Income tax expense	(184)	(1)
Net Income	544	180
Preferred stock dividends	(122)	(106)
Gain on extinguishment of Preferred Stock Series C dividends	-	1,312
Net Income Available to Common Stockholders	$422	$1,386

Net Income per share
Basic	$0.64	$0.32
Diluted	$0.58	$0.22
Net income per share attributable to common stockholders:
Basic	$0.50	$2.46
Diluted	$0.45	$1.70
Weighted average number of shares outstanding:
Basic	847,458	562,285
Diluted	936,314	817,074

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		RETAINED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2018	21,271	$-	837,951	$1	$15,872	20,000	$(240)	$(606)	$15,027
Net Income	-	-	-	-	-	-	-	544	544
Cumulative effect of change in accounting principle	-	-	-	-	-	-	-	32	32
Dividends to preferred stockholders	-	-	-	-	(122)	-	-	-	(122)
Vested restricted stock unissued	-	-	-	-	(236)	-	-	-	(236)
Stock based compensation	-	-	-	-	94	-	-	-	94
Stock option exercise	-	-	1,500	-	5	-	-	-	5
Balance - December 31, 2018	21,271	$-	839,451	$1	$15,613	20,000	$(240)	$(30)	$15,344

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		RETAINED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2017	35,476	$-	573,951	$1	$12,312	20,000	$(240)	$(854)	$11,219
Net Income	-	-	-	-	-	-	-	180	180
Dividends to preferred stockholders	-	-	-	-	(106)	-	-	-	(106)
Stock based compensation	-	-	-	-	171	-	-	-	171
Balance - December 31, 2017	35,476	$-	573,951	$1	$12,377	20,000	$(240)	$(674)	$11,464

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$544	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts	94	34
Depreciation	76	25
Deferred income tax	220	(13)
Amortization of intangible assets	208	193
Amortization of acquired inventory valuation	62	-
Amortization of loan costs	3	2
Stock based compensation	129	178
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,790)	2,266
Inventory	(137)	(8)
Prepaid expenses and sundry current assets	(61)	(22)
Security deposits and other long term assets	(3)	(20)
Accounts payable and accrued expenses	4,373	(2,126)
Other liabilities	30	-
Net cash provided by operating activities	748	689
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of $13 in disposals	(182)	(37)
Acquisitions	(1,935)	-
Net cash used in investing activities	(2,117)	(37)
Cash Flows From Financing Activities:
Dividends Paid	-	(4)
Repayments of term loan	(106)	(500)
Proceeds from stock option exercise	5	-
Line of credit, proceeds (repayments), net	1,606	(465)
Repayment of notes payable - related party	-	(262)
Net cash provided by (used in) in financing activities	1,505	(1,231)
Net increase (decrease) in cash	136	(579)
Cash at beginning of the period	585	988
Cash at end of period	$721	$409

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$169	$115
Income taxes	$21	$70
Non-cash investing activities:
Subordinated Promissory notes of Honor	$456	$-
Contingent earn-out acquisition	$50	$-
Non-cash financing activities:
Dividends to preferred stockholders	$122	$102
Vested restricted stock unissued	$236	-

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Article 8 of Regulation S-X and the instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Janel Corporation (the “Company” or “Janel”) believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Business description

Janel is a holding company that had the following two reportable segments at September 30, 2018: Global Logistics Services and Manufacturing.  Effective October 1, 2018, the Company realigned its Manufacturing segment, which was separated into two segments named Manufacturing and Life Sciences.  Accordingly, the Company’s current structure consists of the following three reportable segments: (1) Global Logistics Services, (2) Manufacturing and (3) Life Sciences. The Company has reported its segment results for all periods presented under the realigned business segments for the prior year to be consistent with the current presentation, as reflected in Note 12.

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

On November 20, 2018, we completed a business combination whereby we acquired the membership interest of Honor Worldwide Logistics, LLC (“Honor”), a global logistics services provider with two U.S. locations. See note 2.

On October 17, 2018, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of Sea Cargo, Inc. (“Sea Cargo”), a global logistics services provider with one U.S. location. See note 2.

Manufacturing

The Company’s manufacturing segment is comprised of Indco, Inc. (“Indco”), which is a majority-owned subsidiary of the Company manufactures and distributes mixing equipment and apparatus for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Life Sciences

The Company’s Life Sciences segment is comprised of Aves Labs, Inc. (“Aves”) and Antibodies Incorporated (“Antibodies”), which are wholly-owned subsidiaries of the Company. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (“OEM”) basis.

On March 5, 2018, the Company acquired all the outstanding common stock of Aves.

On June 22, 2018, the Company acquired all the outstanding common stock of Antibodies.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, of which Janel owns 91.65%, with a non-controlling interest held by existing Indco management. The Indco non-controlling interest is mandatorily redeemable and is recorded as a liability. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of December 31, 2018 and September 30, 2018 was $411 and $124, respectively.

Inventory

Inventory is valued at the lower of cost (using the first-in, first-out method) or net realizable value.  The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration for its Antibodies business. The products of Antibodies require the initial manufacture of multiple batches to determine if quality standards can consistently be met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values acquired manufactured antibody inventory based on a three-year forecast.  Inventory quantities in excess of the forecast are not valued due to uncertainty over salability. Amounts are charged to the reserve when the Company scraps or disposes of inventory.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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

Maintenance and repairs are recorded as expenses when incurred.

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance, goodwill is not amortized but is tested for impairment annually (on September 30) as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2018.

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

Business segment information

The Company operates in three reportable segments: Global Logistics Services, Manufacturing and Life Sciences. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

Revenues and revenue recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (“ASC Topic 606”), using the modified retrospective method. Results for reporting periods beginning on or after October 1, 2018 are presented under ASC Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.

The Company recorded an increase to the opening balance of retained earnings of $32, net of tax, as of October 1, 2018 due to the cumulative impact of adoption of ASC Topic 606. The impact to revenue and associated cost for the three months ended December 31, 2018 was an increase of $451 and $273, respectively, as a result of applying ASC Topic 606.

Global Logistics Services

Revenue Recognition

Revenue is recognized upon transfer of control of promised services to customers. With respect to its Global Logistics Services segment, the Company has determined that in general each shipment transaction or service order constitutes a separate contract with the customer. When the Company provides multiple services to a customer, different contracts may be present for different services.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company typically satisfies its performance obligations as services are rendered at a point in time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed at a point in time during the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one-to-two month period.

The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party. Revenue is recognized on a net basis when we do not have latitude in carrier selection or establish rates with the carrier.

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean import and export, freight forwarding, customs brokerage and air import and export.  A summary of the Company’s revenues disaggregated by major service lines for the three months ended December 31, 2018 was as follows:

Three Months Ended December 31,
Service Type	2018
Ocean import and export	$7,761
Freight forwarding	4,593
Custom brokerage	2,289
Air import and export	4,162
Total	$18,805

Manufacturing and Life Sciences

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment. Revenues from Aves are derived from the sale of antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Revenues from Antibodies are derived from the sale of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing.  Payments are received either by credit card or invoice by Indco, Aves and Antibodies. A significant portion of Indco sales comes from print- and web-based catalog and specification features. Such online sales are generally credit card purchases. Revenues from Indco, Aves and Antibodies are recognized at the point in time when the performance obligation for goods or services is satisfied and products are shipped with control transferring to the customers generally upon the transfer of title and risk of loss transfers to the carrier(s) used.

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
(in thousands, except share and per share data)

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

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 9. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest. The impact of forfeitures and fair value revisions, if any, are recognized in earnings such that the cumulative expense reflects the revisions, with a corresponding adjustment to the settlement liability. Liability-classified share unit liabilities due within 12 months of the reporting date are presented in trade and other payables while settlements due beyond 12 months of the reporting date are presented in non-current liabilities.

Non-employee share-based awards

The Company accounts for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-employees.” Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of share-based payment transactions is determined at the earlier of performance commitment date or performance completion date. The Company believes that the fair value of the stock-based award is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date and expense is recognized over the vesting period of the award.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company will be required to purchase 20% of the 8.35% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which is March 21, 2019. On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption “Mandatorily redeemable non-controlling interest.” The mandatorily redeemable non-controlling interest is adjusted each reporting period, if required, to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption “change in fair value of mandatorily redeemable non-controlling interest.”

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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

Recent accounting pronouncements

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC Topic 606”), to clarify the principles used to recognize revenue for all entities. This new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. In addition, the new standard requires enhanced qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted this standard on October 1, 2018 using the modified retrospective approach. As a result of using this approach, the Company recognized the cumulative effect adjustment to the opening balance of retained earnings. Comparative prior year information has not been adjusted and continues to be reported under the Company’s historical revenue recognition policies described in Note 1 to the Company’s Form 10-K as filed on July 26, 2019.

The adoption of this new standard adjusted the revenue recognition timing of the Company’s brokerage and transportation management services performance obligation from point in time to over time on a proportionate transit time basis within the Company’s Global Logistics Services, which resulted in a cumulative transition adjustment to the opening balance of retained earnings on October 1, 2018, of $32, net of tax, and an increase of $451 and $273 to revenue and cost for the three months ended December 31, 2018, respectively. While adoption of this standard also affected the corresponding direct costs of revenue, this change did not have a material impact on the Company’s consolidated financial statements due to the short-term nature of its performance obligations.

As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The new lease standard will be adopted using a modified retrospective transition and will be effective for the Company beginning on October 1, 2019.

The Company is currently evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly evaluate and account for the leases under this new standard. The Company anticipates that the adoption of this standard will materially affect the consolidated balance sheets.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. These prior period reclassifications did not affect the Company’s net income, earnings per share, stockholders’ equity or working capital.

2.	ACQUISITIONS

Honor Worldwide Logistics, LLC

Through its wholly-owned subsidiary, Janel Group, Inc. (“Janel Group”), the Company acquired the membership interests of Honor Worldwide Logistics LLC (“Honor”) on November 20, 2018 in a transaction pursuant to which Honor became a direct wholly-owned subsidiary of Janel Group and an indirect wholly-owned subsidiary of the Company. The acquisition of Honor was funded with cash provided by normal operations along with the subordinated promissory note. Honor provides global logistics services with two U.S. locations in Charleston and Houston and expands the domestic network of the Company’s Global Logistics Services segment. The results of operations for Honor will be reflected in the Global Logistics Services reporting segment.

Sea Cargo, Inc.

On October 17, 2018, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of Sea Cargo, Inc. (“Sea Cargo”), a global logistics services provider with one U.S. location. The acquisition of Sea Cargo was funded with cash provided by normal operations. This acquisition was completed primarily to expand our services and offerings and was related to our Global Logistics Services business.

Purchase price allocation

The aggregate purchase price for the Honor and Sea Cargo acquisitions was $2,392, net of $70 of cash received. At closing, $2,006 was paid in cash, a subordinated promissory note in the aggregate amount of $456 was issued to a former member and $50 was recorded in accrued expenses as a preliminary earnout consideration.  In accordance with the acquisition method of accounting, the Company allocated the consideration paid for Honor and Sea Cargo to the net tangible and identifiable intangible assets based on their estimated fair values. The Company is still finalizing the valuation of assets acquired and liabilities assumed, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, fair value of accounts receivable or a change in the goodwill balance. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

3.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	December 31, 2018	September 30, 2018	Life
Building and Improvements	$2,483	$2,366	15-30 Years
Land and Improvements	823	823	Indefinite
Furniture & Fixtures	225	211	3-7 Years
Computer Equipment	332	323	3-5 Years
Machinery & Equipment	809	764	3-15 Years
Leasehold Improvements	180	181	Shorter of Lease Term or Asset Life
	4,852	4,668
Less: Accumulated Depreciation	(944)	(881)
	3,908	$3,787

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Depreciation expense for the three months ended December 31, 2018 and 2017 was $76 and $25, respectively.

4.	INVENTORY

 Inventories consisted of the following:

	December 31, 2018	September 30, 2018
Finished Goods	$1,208	$1,241
Work-in-Process	285	286
Raw Materials	999	888
Less - Reserve for Inventory Valuation	(27)	(24)
Inventory Net	$2,465	$2,391

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	December 31, 2018	September 30, 2018	Life
Customer Relationships	$13,032	$12,052	15-20 Years
Trademarks / Names	2,141	2,118	20 Years
Other	708	656	2-5 Years
	15,881	14,826
Less: Accumulated Amortization	(2,687)	(2,479)
	$13,194	$12,347

Amortization expense for the three months ended December 31, 2018 and 2017 was $208 and $193, respectively.

6.	NOTES PAYABLE - BANKS

(A)	Presidential Financial Corporation Facility

On March 27, 2014, Janel Corporation and several of its Janel Group subsidiaries (collectively, the “Janel Borrowers”) entered into a Loan and Security Agreement (the “Presidential Loan Agreement”) with Presidential Financial Corporation with respect to a revolving line of credit facility (the “Presidential Facility”). At September 30, 2017, the Presidential Facility provided that the Janel Borrowers could borrow up to $10.0 million, limited to 85% of the Janel Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Presidential Loan Agreement. Interest accrued at an annual rate equal to 5% above the greater of (a) the prime rate of interest quoted in The Wall Street Journal from time to time, or (b) 3.25%. The Janel Borrowers’ obligations under the Presidential Facility were secured by all of the assets of the Janel Borrowers. The Presidential Facility was terminated on October 17, 2017, and the Company replaced the Presidential Facility with the Santander Bank Facility (see below).

At September 30, 2017, outstanding borrowings under the Presidential Facility were $6,139, representing 80.4% of the $7,643 available thereunder, and interest was accruing at an effective interest rate of 7.5%. The Janel Borrowers were in compliance with the covenants defined in the Presidential Loan Agreement as of September 30, 2017.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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

On March 21, 2018, the Janel Group Borrowers, the Company and Aves entered into an amendment with Santander (the “Santander Amendment”) with respect to the Santander Loan Agreement. Pursuant to the Santander Amendment, among other changes Aves was added as a loan party obligor (but not a Janel Group Borrower) under the Santander Loan Agreement, the maximum amount available under the Santander Loan Agreement was increased from $10,000 to $11,000 (subject to 85% of eligible receivables), the foreign account sublimit was increased from $1,500 to $2,000, a one-time waiver was granted until May 31, 2018 for the stated event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017, and a one-time waiver, retroactive to March 5, 2018, of the provision that prohibits the Company from using proceeds of the revolving loan to finance acquisitions was granted for the purpose of partially funding the acquisition of Aves.

On November 20, 2018, the Company and its wholly-owned subsidiaries entered into the Limited Waiver, Joinder and Second Amendment (“Amendment No. 2”) to the Santander Loan Agreement (as amended by the Santander Amendment), with Santander Bank, N.A. Pursuant to, and among other changes affected by, Amendment No. 2: (1) Honor Worldwide Logistics LLC, HWL Brokerage LLC and Global Trading Resources Inc. were added as new borrowers under the Santander Loan Agreement; (2) Aves was released as a loan party obligor under the Santander Loan Agreement; (3) the maximum revolving facility amount available was increased from $11,000 to $17,000 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves); (4) the foreign account sublimit was increased from $2,000 to $2,500; (5) the letter of credit limit was increased from $500 to $1,000; (6) the definitions of “Debt Service Coverage Ratio,” “Debt Service Coverage Ratio (Borrower Group)” and “Loan Party” were restated; (7) the permitted acquisition debt basket was increased from $2,500 to $4,000; and (8) the permitted indebtedness basket was increased from $500 to $1,000.

At December 31, 2018, outstanding borrowings under the Santander Facility were $11,338, representing 66.7% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 5.75%. As of May 1, 2019, Santander had granted the Janel Group Borrowers a one-time waiver until July 31, 2019 for an event of default related to the delivery of the audited financial statements for the fiscal year ended September 30, 2018.  Other than as specifically referenced above, the Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of December 31, 2018.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As of September 30, 2018, there were no outstanding borrowings under the revolving loan and $2,713 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.85%.

As of December 31, 2018, there were no outstanding borrowings under the revolving loan and $2,451 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 6.01%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both December 31, 2018 and September 30, 2018.

	December 31, 2018	September 30, 2018
Long Term Debt *	$2,451	$2,713
Less Current Portion	(857)	(857)
	$1,594	$1,856
*Note: Long Term Debt is due in monthly installments of $71 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco’s assets and guaranteed by Janel.

(D)	First Northern Bank of Dixon

On June 21, 2018, AB Merger Sub, Inc., a wholly-owned, indirect subsidiary of the Company, entered into a Business Loan Agreement (the “First Northern Loan Agreement”) and Promissory Note with First Northern Bank of Dixon (“First Northern”), with respect to a $2,025 senior secured term loan (the “Senior Secured Term Loan”). The First Northern Loan Agreement and Promissory Note are dated and effective as of June 14, 2018. The proceeds of the Senior Secured Term Loan were used to fund a portion of the merger consideration to acquire Antibodies.  Interest will accrue on the Senior Secured Term Loan at an annual rate based on the five-year Treasury constant maturity (index) plus 2.50% (margin) for years one through five then adjusted and fixed for years six through ten using the same index and margin. The borrower’s and the Company’s obligations to First Northern under the First Northern Loan Agreement are secured by certain real property owned by Antibodies as of the closing of the Antibodies merger. The Senior Secured Term Loan will mature on June 14, 2028 (subject to earlier termination as provided in the First Northern Loan Agreement). The First Northern Loan Agreement requires, among other things, that the borrowers maintain certain Minimum Debt Service Coverage, Debt to Tangible Net Worth and Tangible Net Worth ratios as defined in the First Northern Loan Agreement.

As of September 30, 2018, the total amount outstanding under the Senior Secured Term Loan was $2,015, of which $1,975 is included in long-term debt and $40 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

As of December 31, 2018, the total amount outstanding under the Senior Secured Term Loan was $2,009, of which $1,972 is included in long-term debt and $37 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

	December 31, 2018	September 30, 2018
Long Term Debt *	$2,009	$2,015
Less Current Portion	(37)	(40)
	$1,972	$1,975
*Note: Long Term Debt is due in monthly installments of $12 plus monthly interest, at 5.28% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at December 31, 2018 and September 30, 2018.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.	SUBORDINATED PROMISSORY NOTES

On June 22, 2018, in connection with the Antibodies acquisition, AB HoldCo, Inc. (“AB HoldCo”), a wholly-owned subsidiary of the Company, entered into two subordinated promissory notes (“AB HoldCo Subordinated Promissory Notes”) with certain former shareholders of Antibodies. Both of the AB HoldCo Subordinated Promissory Notes are guaranteed by the Company and are subordinate to the terms of any credit agreement, loan agreement, indenture, promissory note, guaranty or other debt instrument pursuant to which AB HoldCo or any affiliate of AB HoldCo incurs, borrows, extends, guarantees, renews or refinances any indebtedness for borrowed money or other extensions of credit with any federal or state bank or other institutional lender and are unsecured. Each of the AB HoldCo Subordinated Promissory Notes has a 4% annual interest rate payable in arrears on the last business day of each calendar quarter, commencing on September 30, 2018, and has a maturity date of June 22, 2021. The outstanding principal amount of these notes are payable in a single payment on the three-year anniversary date of June 22, 2021. Both notes are subject to prepayment in whole or in part, without premium or penalty, the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment. Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal.

As of December 31, 2018 and September 30, 2018, amounts outstanding under the two AB HoldCo Subordinated Promissory Notes were $47 and $297, respectively.

On November 20, 2018, in connection with the Honor acquisition, Janel Group, a wholly-owned subsidiary of the Company, entered into a subordinated promissory note (“Janel Group Subordinated Promissory Note”) with a former owner of Honor. The Janel Group Subordinated Promissory Note is guaranteed by the Company. The Janel Group Subordinated Promissory Note is subordinate to and junior in right of payment for principle, interest premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Janel Group Subordinated Promissory Note has a 6.75% annual interest rate, payable in twelve equal consecutive quarterly installments of principal and interest and shall be due and payable on the last day of January, April, July and October beginning in January 2019 each in the amount of $42. The outstanding principal and accrued and unpaid interest are payable in a single payment on the three-year anniversary date of November 20, 2021. The note is subject to prepayment in whole or in part, without premium or penalty, the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment. Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal.

8.	STOCKHOLDERS’ EQUITY

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

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock (the “Series A Stock”) shares are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pays a cumulative cash dividend at a rate of $15 per year, payable quarterly. On September 24, 2018, the 20,000 shares of Series A Stock then outstanding were repurchased by the Company for $400. On September 27, 2018, all outstanding shares of the Series A Stock were retired.

Series B Convertible Preferred Stock

Series B Convertible Preferred Stock (the “Series B Stock”) shares are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, with such rate to increase by 1% annually beginning on January 1, 2019 and on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of each of December 31, 2018 and September 30, 2018 was 5%. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $12,092 and $11,966 as of December 31, 2018 and September 30, 2018, respectively. The change in terms were deemed to be substantial from a quantitative perspective (greater than 10% change in the present value of future cash flows) as well as qualitatively when considering the change in the form of the security from original issuance through October 17, 2017. The fair value prior to modification was $8,224 and $6,912 after modification, for a change of $1,312. In accordance with

ASC 260, “Earnings Per Share,” this incremental benefit is treated as an adjustment to EPS for common stockholders. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes in a manner similar to a dividend.

On March 21, 2018, the Company sold 3,000 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $1,500. On June 22, 2018, the Company sold 2,795 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $1,398. Such shares issued on March 21, 2018 and June 22, 2018 were sold in private placements in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

For the three months ended December 31, 2018 and 2017, the Company declared dividends on Series C Stock of $122 and $106, respectively.

(B)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company’s board of directors in its role as the Compensation Committee.  The 2017 Plan was amended and restated on May 8, 2018, as discussed in more detail in note 9.

9.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

On May 12, 2017, the board of directors adopted the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company.

On May 8, 2018, the board of directors of Janel amended and restated the 2017 Plan (as amended and restated, the “Amended 2017 Plan”). The provisions and terms of the Amended 2017 Plan are the same as those in the 2017 Plan, except that the Amended 2017 Plan removes the ability of Janel to award incentive stock options and removes the requirement for stockholder approval of the 2017 Plan.

Total stock-based compensation for the three months ended December 31, 2018 and 2017 amounted to $129 and $171, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, we use the following assumptions:

•	Risk-free interest rate - We determine the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - We estimate the expected term of our options on the average of the vesting date and term of the option.

•	Expected volatility - We estimate expected volatility using daily historical trading data of a peer group.

•	Dividend yield - We have never paid dividends on our common stock and currently have no plans to do so; therefore, no dividend yield is applied.

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Three Months Ended December 31, 2018
Risk-free Interest Rate	3.04%
Expected Option Term in Years	5.5-6.5
Expected Volatility	95.4% - 98.8%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$7.75

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2018	112,798	$5.09	6.9	$357.10
Granted	7,500	$7.75	9.8	$10.13
Exercised	(1,500)	$3.25	-	$-
Outstanding Balance at December 31, 2018	118,798	$5.28	6.8	$454.06
Exercisable on December 31, 2018	91,502	$4.76	6.3	$396.66

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at December 31, 2018 of $9.10 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2018, there was approximately $63 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

The fair values of our non-employee option awards as of December 31, 2018 were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Three Months Ended December 31, 2018
Risk-free Interest Rate	2.59% - 3.04%
Expected Option Term in Years	8.0-9.0
Expected Volatility	97.0% - 98.8%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$4.13 - $8.04

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2018	51,053	$7.58	8.8	$31.84
Granted	-	$-	-	$-
Outstanding Balance at December 31, 2018	51,053	$7.58	8.6	$77.78
Exercisable on December 31, 2018	19,036	$7.21	8.5	$35.96

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at December 31, 2018, of $9.10 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2018, there was approximately $109 of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

Additionally, during the three months ended December 31, 2018, 6,812 options were granted with respects to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Three Months Ended December 31, 2018
Risk-free Interest Rate	3.04%
Expected Option Term in Years	5.5-6.5
Expected Volatility	95.4% - 98.8%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$12.13

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2018	25,321	$7.97	7.9	$105.36
Granted	6,812	$12.13	9.8	$-
Outstanding Balance at December 31, 2018	32,133	$8.85	8.1	$105.36
Exercisable on December 31, 2018	12,384	$6.48	7.3	$69.97

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at December 31, 2018 of $12.13 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The compensation cost related to these options was approximately $35 and $172 for the three months ended December 31, 2018 and fiscal year ended September 30, 2018, respectively and is included in other liabilities in the consolidated financial statement.  The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options. Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled. Changes in the fair value of the vested options are recognized in earnings in the consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The options are classified as liabilities, and the underlying shares of Indco’s common stock also contain put options which result in their classification as a mandatorily redeemable security. While their redemption does not occur on a fixed date, there is an unconditional obligation for the Company to repurchase the shares upon death, which is certain to occur at some point in time.

As of December 31, 2018, there was approximately $99 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

Restricted Stock

During the three months ended December 31, 2018, there were no shares of restricted stock granted. Under the Amended 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the Amended 2017 Plan for the three months ended December 31, 2018:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Unvested at September 30, 2018	10,000	$8.01
Vested	(5,000)	$8.01
Unvested at December 31, 2018	5,000	$8.01

As of December 31, 2018, there was approximately $13 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

The following table summarizes the status of our non-employee unvested restricted stock under the Amended 2017 Plan for the three months ended December 31, 2018:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Unvested at September 30, 2018	30,000	$8.03
Vested	(3,333)	$8.01
Unvested at December 31, 2018	26,667	$8.04

As of December 31, 2018, there was approximately $103 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

As of December 31, 2018, included in accrued expenses and other current liabilities is $236, which represents 28,333 shares of restricted stock that vested but not issued.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the three months ended December 31, 2018 and 2017 (in thousands, except share and per share data):

	For the Three Months Ended December 31,
	2018	2017
Income:
Net income	$544	$180
Gain on extinguishment of Preferred stock Series C dividends	-	1,312
Preferred stock dividends	(122)	(106)
Net Income availible to common stockholders	$422	$1,386

Common Shares:
Basic - weighted average common shares	847,458	562,285
Effect of dilutive securities:
Stock options	58,191	70,425
Restricted stock	17,955	8,383
Warrants	-	143,276
Convertible preferred stock	12,710	32,705
Diluted - weighted average common stock	936,314	817,074

Income per Common Share:
Basic -
Net income	$0.64	$0.32
Gain on extinguishment of Preferred stock dividends Series C	-	2.33
Preferred stock dividends	(0.14)	(0.19)
Net Income availible to common stockholders	$0.50	$2.46

Diluted -
Net income	$0.58	$0.22
Gain on extinguishment of Preferred stock dividends Series C	-	1.61
Preferred stock dividends	(0.13)	(0.13)
Net income availible to common stockholders	$0.45	$1.70

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were 1,875 for the three-month period ended December 31, 2018 and no anti-dilutive shares for the three-month period ended December 31, 2017. Potentially diluted securities as of December 31, 2018 and 2017 are as follows:

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31,
	2018	2017
Employee Stock Options	118,798	124,923
Non-employee Stock Options	51,053	51,053
Employee Restricted Stocks	5,000	10,000
Non-employee Restricted Stock	26,667	41,666
Warrants	-	250,000
Convertible Preferred Stock	12,710	12,710
	214,228	490,352

11.	INCOME TAXES

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Reform Act”) was signed into law. The Tax Reform Act included significant changes to existing law, including among other items, a reduction to the U.S. federal statutory corporate tax rate from 34% to 21% effective January 1, 2018. ASC 740, “Income Taxes (“ASC 740”), requires that the effects of changes in tax laws or rates be recognized in the period in which the law is enacted. Those effects, both current and deferred, are reported as part of the tax provision, regardless of income in which the underlying pretax income (expense) or asset (liability) was or will be reported.

The Company’s estimated fiscal 2019 blended U.S. federal statutory corporate income tax rate of 25.1% was applied in the computation of the income tax provision for the three months ended December 31, 2018. The blended U.S. federal statutory corporate tax rate of 24.2% represents the weighted average of the pre-enactment U.S. federal statutory corporate tax rate of 34% prior to the January 1, 2018 effective date and the post-enactment U.S. federal statutory corporate tax rate of 21% thereafter.

12.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company had the following two reportable segments at September 30, 2018: Global Logistics Services and Manufacturing.  Effective October 1, 2018, the Company realigned its Manufacturing segment, which was separated into two segments named Manufacturing and Life Sciences.  Accordingly, the Company now operates in three reportable segments: 1) Global Logistics Services, 2) Manufacturing and 3) Life Sciences, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the three months ended December 31, 2018:

For the three months ended December 31, 2018	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenues	$22,327	$18,805	$2,081	$1,441	$-
Forwarding expenses and cost of revenues	15,840	14,418	933	489	-
Gross profit	6,487	4,387	1,148	952	-
Selling, general and administrative	5,389	3,360	708	707	614
Amortization of intangible assets	208	-	-	-	208
Income from Operations	890	1,027	440	245	(822)
Interest expense	162	98	40	27	(3)
Identifiable assets	58,950	25,047	1,989	6,484	25,430
Capital expenditures	182	14	41	127	-

As of December 31, 2017, the Company operated in two reportable segments, Global Logistics Services and Manufacturing, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the three months ended December 31, 2017:

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

For the three months ended December 31, 2017	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenues	$14,780	$12,855	$1,925	$-	$-
Forwarding expenses and cost of revenues	10,191	9,463	728	-	-
Gross profit	4,589	3,392	1,197	-	-
Selling, general and administrative	4,098	2,756	771	-	571
Amortization of intangible assets	193	-	-	-	193
Income from operations	298	636	426	-	(764)
Interest expense	117	67	50	-	-
Identifiable assets	35,739	8,482	1,943	-	25,314
Capital expenditures	37	-	37	-	-

13.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

The nature of Janel’s operations requires it to deal with currencies other than the U.S. Dollar. As a result, the Company is exposed to the inherent risks of international currency markets and governmental interference. A number of countries where Janel maintains offices or agent relationships have currency control regulations. The Company attempts to compensate for these exposures by accelerating international currency settlements among those agents.

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

14.	SUBSEQUENT EVENTS

As of May 1, 2019, Santander had granted the Janel Group Borrowers a one-time waiver until July 31, 2019 for an event of default related to the delivery of the annual audited financial statements for the year ended September 30, 2018 under the Santander Loan Agreement. Such event of default was subsequently remedied. The Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of December 31, 2018.

On August 30, 2019, Indco and First Merchants entered into Amendment No. 1 to the First Merchants Credit Agreement modifying the terms of Indco’s credit facilities with First Merchants and extending the maturity date of the First Merchants credit facilities. Under the revised terms, the First Merchants credit facilities will consist of a $5,500 Term Loan and $1,000 (limited to the borrowing base and reserves) and a Revolving Loan. Interest will accrue on the Term Loan at an annual rate equal to the one-month LIBOR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1). Interest will accrue on the Revolving Loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco’s obligations under the First Merchants credit facilities are secured by all of Indco’s assets and are guaranteed by Janel, and Janel’s guarantee of Indco’s obligations is secured by a pledge of Janel’s Indco shares. The First Merchants credit facilities will expire on August 30, 2024 (subject to earlier termination as provided in the Credit Agreement) unless renewed.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Through its wholly-owned subsidiary, Aves Lab, Inc. (“Aves”), the Company acquired the membership interests of IgG, LLC (“IgG”) on July 1, 2019 in a transaction pursuant to which IgG became a direct wholly-owned subsidiary of Aves and an indirect wholly-owned subsidiary of the Company.

On September 6, 2019, the Company completed a business combination whereby we acquired all of the equity interests of PhosphoSolutions, LLC and all of the stock of PhosphoSolutions, Inc, collectively (“Phospho”). The acquisition of Phospho was funded with cash provided by normal operations.

Both the IgG and Phospho acquisitions were completed primarily to expand our product offerings in Life Sciences.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto as of and for the three months ended December 31, 2018, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain forward-looking statements that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

OVERVIEW

Janel is a holding company with subsidiaries in three business segments: Global Logistics Services, Manufacturing and Life Sciences.
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

Global Logistics Services

The Company’s Global Logistics Services segment is comprised of several wholly-owned subsidiaries (collectively “Janel Group”). Janel Group is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

On November 20, 2018, we completed a business combination whereby we acquired the membership interest of Honor Worldwide Logistics, LLC (“Honor”), a global logistics services provider with two U.S. locations.

On October 17, 2018, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of Sea Cargo, Inc. (“Sea Cargo”), a global logistics services provider with one U.S. location.

Manufacturing

The Company’s Manufacturing segment is comprised of Indco, Inc. (“Indco”). Indco, which is a majority-owned subsidiary of the Company, manufactures and distributes mixing equipment and apparatus for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers.

Life Sciences

The Company’s Life Sciences segment is comprised of Aves Labs, Inc. (“Aves”) and Antibodies Incorporated (“Antibodies”), which are wholly-owned subsidiaries of the Company. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (OEM) basis.

On March 5, 2018, the Company acquired all of the outstanding common stock of Aves.

On June 22, 2018, the Company acquired all the outstanding common stock of Antibodies.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of operations:

•	accounts receivable valuation;

•	the useful lives of long-term assets;

•	the accrual of costs related to ancillary services the Company provides;

•	accrual of tax expense on an interim basis; and

•	inventory valuation

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

Revenue is recognized upon transfer of control of promised services to customers. With respect to its Global Logistics Services segment, the Company has determined that in general each shipment transaction or service order constitutes a separate contract with the customer. When the Company provides multiple services to a customer, different contracts may be present for different services.

The Company typically satisfies its performance obligations as services are rendered at a point in time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed at a point in time during the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one-to-two month period.

The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party. Revenue is recognized on a net basis when we do not have latitude in carrier selection or establish rates with the carrier.

Critical Accounting Policies and Estimates Applicable to the Manufacturing and Life Sciences Segments

Revenue Recognition

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment. Revenues from Aves are derived from the sale of antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Revenues from Antibodies are derived from the sale of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing.  Payments are received either by credit card or invoice by Indco, Aves and Antibodies. A significant portion of Indco sales come from print- and web-based catalog and specification features. Such online sales are generally credit card purchases. Revenues from Indco, Aves and Antibodies are recognized at the point in time when the performance obligation for goods or services is satisfied and products are shipped with control transferring to the customers generally upon the transfer of title and risk of loss transfers to the carrier(s) used.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular adjusted operating income, which is not based on or included in U.S. GAAP (we refer to these as “non-GAAP financial measures”).

Net Revenue

Net revenue is a non-GAAP measure calculated as total revenue less forwarding expenses attributable to the Company’s Global Logistics Services segment. Our total revenue represents the total dollar value of services and goods we sell to our customers. Forwarding expenses attributable to the Company’s Global Logistics Services segment refer to purchased transportation and related services, including contracted air, ocean, rail, motor carrier and other costs. Total revenue can be influenced greatly by changes in transportation rates or other items, such as fuel prices, which we do not control. Management believes that providing net revenue is useful to investors as net revenue is the primary indicator of our ability to source, add value and sell services and products that are provided by third parties, and we consider net revenue to be our primary performance measurement. The difference between the rate billed to our customers (the sell rate) and the rate we pay to the carrier (the buy rate) is termed “net revenue”, “yield” or “margin.” As presented, net revenue matches gross margin.

Adjusted Operating Income

As a result of our acquisition strategy, our net income includes material non-cash charges relating to the amortization of customer-related intangible assets in the ordinary course of business as well as other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be growing the value of our intangible assets such as customer relationships. Because these charges are not indicative of our operations, we believe that adjusted operating income is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business that is more representative of the actual results of our operations.

Adjusted operating income (which excludes the non-cash impact of amortization of intangible assets, stock-based compensation and amortization of acquired inventory valuation) is used by management as a supplemental performance measure to assess our business’s ability to generate cash and economic returns.

Adjusted operating income is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes.

We do not make adjustments for expenses specifically attributable to acquisitions, severance and lease termination costs, foreign exchange gains and losses, amortization related to leasehold improvements, bank financing or litigation expenses. We do not adjust for depreciation as we view depreciation as an on-going expense. We believe that net revenue and adjusted operating income provide useful information in understanding and evaluating our operating results in the same manner as management. However, net revenue and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenue, operating income or any other operating performance measure calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

In addition, although other companies in our industry may report measures titled net revenue, adjusted operating income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider net revenue and adjusted operating income alongside other financial performance measures, including total revenue, operating income and our other financial results presented in accordance with U.S. GAAP.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended December 31,
(in thousands)	2018	2017
Operating income	$890	$298
Amortization of intangible assets (1)	208	193
Stock-based compensation (2)	129	178
Amortization of acquired inventory valuation (3)	62	-
Adjusted operating income	$1,289	$669

(1)
Amortization of intangible assets represents non-cash amortization expense or impairment expense, if any, attributable to acquisition-related intangible assets, including any portion that is allocated to noncontrolling interests. Management believes that making this adjustment aids in comparing the Company’s operating results with other companies in our industry that have not engaged in acquisitions.

(2)
The Company eliminates the impact of stock-based compensation because it does not consider such non-cash expenses to be indicative of the Company’s core operating performance. The exclusion of stock-based compensation expenses also facilitates comparisons of the Company’s underlying operating performance on a period-to-period basis.

(3)
The Company has excluded the impact of amortization of acquired inventory valuation in connection with acquisitions as such adjustments represent non-cash items, are not consistent in amount and frequency and are significantly impacted by the timing and size of the Company’s acquisitions.

Results of Operations – Janel Corporation – Three Months Ended December 31, 2018 and 2017

The following table sets forth our corporate group expenses:

	Three Months Ended December 31,
(in thousands)	2018	2017
Corporate expenses	$452	$383
Amortization of intangible assets	208	193
Stock-based compensation	94	178
Merger and acquisition expenses	68	10
Total corporate expenses	$822	$764

Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $58 to $822, or 7.6% in the three months ended December 31, 2018 as compared to $764 for the three months ended December 31, 2017. The increase was due primarily to increased professional expenses, off-set by lower stock-based compensation expense for the quarter.

Amortization of Intangible Assets

For the three months ended December 31, 2018 and 2017, corporate amortization expenses were $208 and $193, respectively, an increase of $15, or 7.8%. The increase was primarily related to the acquisitions of GTRI, Aves and Antibodies.

Interest Expense

Interest expense for the consolidated Company increased $45, or 38.5%, to $162 for the three months ended December 31, 2018 from $117 for the three months ended December 31, 2017. The increase is due primarily to our new Senior Secured Term Loan and Subordinated Promissory Notes in connection with the Antibodies acquisition, partially off-set by a lower debt level on our First Merchants Credit Agreement at the Manufacturing segment.

Income Taxes

On a consolidated basis, the Company recorded an income tax expense of $184 for the three months ended December 31, 2018, as compared to $1 for the three months ended December 31, 2017. The increase was due to increase in taxable income, the new tax rate change and related one-time income tax benefit of $49. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%. As a result of enactment of the legislation, the Company made a reasonable estimate and recorded an additional one-time income tax benefit of $49 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include the Company’s Series A Convertible Preferred Stock (the “Series A Stock”) and dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock, (the “Series C Stock”). For the three months ended December 31, 2018 and 2017, preferred stock dividends were $122 and $106, respectively. The increase of $16, or 15.1%, was the result of a higher number of shares of Series C Stock outstanding to support acquisitions. The shares of Series A Stock were repurchased by the Company on September 24, 2018 and retired on September 27, 2018. See note 8 to the consolidated financial statements for additional information.

Net Income

Net income was $544, or $0.58 per diluted share, for the three months ended December 31, 2018 compared to $180, or $0.22 per diluted share, for the three months ended December 31, 2017. The increase was primarily due to the increase in operating profits from each of our segments and the inclusion of our new Life Sciences segment, off-set by higher income tax expense.

Income Available to Common Stockholders

Income available to holders of common shares (“Common Stockholders”) was $422, or $0.45 per diluted share, for the three months ended December 31, 2018 compared to $1,386, or $1.70 per diluted share, for the three months ended December 31, 2017. The decrease primarily was due to the amendment on October 17, 2017 to the annual dividend rate decrease, as discussed in note 8 to the consolidated financial statements, which was treated as a gain on extinguishment for accounting purposes. The fair value prior to and after modification was $8,224 and $6,912, respectively, for a change of $1,312. In accordance with ASC 260 Earnings Per Share, this incremental benefit is treated as an adjustment to earnings per share for Common Stockholders.

Results of Operations – Segment Financial Results – Three Months Ended December 31, 2018 and 2017

The following table sets forth our segment financial results:

	Three Months Ended December 31,
(in thousands)	2018	2017
Revenue:
Global Logistics Services	$18,805	$12,855
Manufacturing	2,081	1,925
Life Sciences	1,441	-
Total Revenues	22,327	14,780

Gross Margin:
Global Logistics Services	4,387	3,392
Manufacturing	1,148	1,197
Life Sciences	952	-
Total gross profit	6,487	4,589

Income From Operations:
Global Logistics Services	1,027	636
Manufacturing	440	426
Life Sciences	245	-
Total income from operation by segment	1,712	1,062

Corporate administrative expense	(614)	(571)
Amortization expense	(208)	(193)
Interest expense	(162)	(117)
Net income before taxes	728	181
Income taxes	(184)	(1)
Net income	$544	$180

Results of Operations - Global Logistics Services – Three Months Ended December 31, 2018 and 2017

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Three Months Ended December 31,
(in thousands)	2018	2017
Revenue	$18,805	$12,855
Forwarding expense	14,418	9,463
Net Revenue	$4,387	$3,392

Revenue

Total revenue for the three months ended December 31, 2018 was $18,805, as compared to $12,855 for the three months ended December 31, 2017, an increase of $5,950 or 46.3%. The increase in revenue was largely due to the inclusion of the acquisitions of GTRI and Honor as compared to the prior year period. The business also experienced strong organic growth largely benefiting from customers moving freight prior to new proposed governmental trade policies.

Forwarding Expenses

Forwarding expenses for the three months ended December 31, 2018 increased by $4,955, or 52.4%, to $14,418 as compared to $9,463 for the three months ended December 31, 2017. Forwarding expenses as a percentage of revenue were 76.7% and 73.6% for the three months ended December 31, 2018 and December 31, 2017, respectively. Like the revenue increase, the increase in forwarding expenses primarily was due to acquisitions, higher purchased transportation expenses and an increase in our base of business.

Net Revenue

Net revenue for the three months ended December 31, 2018 was $4,387, an increase of $995, or 29.3%, as compared to $3,392 for the three months ended December 31, 2017. This increase was mainly the result of additional net revenue from the acquisitions discussed above, which were not included in the prior year, and strong organic growth for the quarter in our base of business as customers moved freight prior to new proposed governmental trade policies. Net revenue as a percentage of gross revenue declined to 23.3% versus 26.4% in the prior year due to the mix of business and higher freight rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2018 were $3,360, as compared to $2,756 for the three months ended December 31, 2017. This increase of $604, or 21.9%, was largely attributed to the additional expenses from businesses acquired versus the prior year period. As a percentage of revenue, selling, general and administrative expenses were 18.3% and 21.4% of revenue for the three months ended December 31, 2018 and 2017, respectively.

Income From Operations

Income from operations before income taxes increased to $1,027 for the three months ended December 31, 2018, as compared to $636 for the three months ended December 31, 2017, an increase of $391, or 61.5%. Income from operations grew faster than net revenue as strong organic growth translated into faster profit growth. Our operating margin as a percentage of net revenue for the three months ended December 31, 2018 was 23.4%, versus 18.8% in the prior year period.

Results of Operations - Manufacturing – Three Months Ended December 31, 2018 and 2017

The Company’s Manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended December 31,
(in thousands)	2018	2017
Revenue	$2,081	$1,925
Gross profit	$1,148	$1,197
Gross profit margin	55%	62%
Income from operations	$440	$426

Revenue

Total revenue was $2,081 and $1,925 for the three months ended December 31, 2018 and 2017, respectively, an increase of 8.1%. The revenue growth reflected strong growth across the business.

Cost of Sales

Cost of sales was $933 and $728 for the three months ended December 31, 2018 and 2017, respectively, an increase of $205 or 28.2% due to increased sales.

Gross Profit and Margin

Gross profit was $1,148 and $1,197 for the three months ended December 31, 2018 and 2017, respectively. Gross profit margin for the three months ended December 31, 2018 declined to 55.2%, compared to 62.2% for the three months ended December 31, 2017 due to product mix shift to some lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $708 and $771 for the three months ended December 31, 2018 and 2017, respectively, a decrease of $63 or 8.2%. Selling, general and administrative expenses at Indco decreased as a percentage of revenue due to a product mix shift.

Income From Operations

Income from operations of $440 for the three months ended December 31, 2018 increased 3.3% compared to $426 for the three months ended December 31, 2017.

Results of Operations – Life Sciences – Three Months Ended December 31, 2018 and 2017

The Company’s Life Sciences segment comprises two life science businesses we acquired through the acquisitions of Aves and Antibodies, both of which manufacture high-quality antibodies and other immunoreagents for biomedical research.

Life Science – Selected Financial Information:

(in thousands)	Three Months Ended December 31, 2018
Revenue	$1,441
Gross profit	$952
Gross profit margin	66%
Income from operations	$245

The Life Sciences Segment is being reported as a segment beginning with the three-month period ended December 31, 2018. Aves was acquired on March 5, 2018 and Antibodies was acquired on June 22, 2018.  Accordingly, comparative data does not exist.

Revenue

Total revenue was $1,441 for the three months ended December 31, 2018.

Cost of Sales

Cost of sales was $489 for the three months ended December 31, 2018.

Gross Profit and Margin

Gross profit was $952 for the three months ended December 31, 2018. The life sciences business, specifically the antibodies industry, is characterized by high margins due to the low cost to mass produce antibodies. In the three months ended December 31, 2018, the Life Sciences segment had gross profit margins of 66.1%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $707 for the three months ended December 31, 2018.

Income From Operations

Income from operations for the three months ended December 31, 2018 was $245 or 17% of segment revenue.

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

As a customs broker, we make significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities primarily in the U.S. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. These “pass through” billings can influence our traditional credit collection metrics. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes that it has established effective credit control procedures, and has historically experienced relatively insignificant collection problems.

As of December 31, 2018, the Company’s cash and working capital deficiency (current assets minus current liabilities) were $721 and $7,579, respectively, as compared to $585 and $6,587 as of September 30, 2018. The increase is considered nominal, representing relatively stable collections from customers and payments of vendors.

Janel’s cash flow performance for the three months ended December 31, 2018 is not necessarily indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities for the three months ended December 31, 2018 and 2017 was $748 and $689, respectively. The increase in cash provided by operations for the three months ended December 31, 2018 was driven principally by profitability and timing of cash payments to vendors.

Cash flows from investing activities

Net cash used in investing activities totaled $2,117, versus $37 for the prior year period. The company used $1,935 for two acquisitions, net of cash acquired. The Company also used $182 for the acquisition of property and equipment for the three months ended December 31, 2018 versus $37 for the three months ended December 31, 2017.

Cash flows from financing activities

Net cash proceeds provided by financing activities was $1,505 for the three months ended December 31, 2018, versus $1,231 used for the three months ended December 31, 2017. Net cash proceeds from financing activities for the three months ended December 31, 2018 primarily included funds from our line of credit debt. Net cash used in financing activities for the three months ended December 31, 2017 period primarily included debt repayment and seller debt repayments.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements or obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended September 30, 2018 in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because a material weaknesses in the Company’s internal control over financial reporting existed at September 30, 2018 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  These material weaknesses in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weaknesses in Internal Control Over Financial Reporting

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s Annual Report on Form 10-K, management identified the following material weaknesses as of September 30, 2018:

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

Based on this assessment and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

Our management performed analyses, substantive procedures and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Form 10-Q as of December 31, 2018 are fairly presented, in all material respects, and in conformity with U.S. GAAP.

Remediation Plan

We have developed and are executing on our plan to remediate our material weaknesses in connection with the information technology controls by expanding our in-house expertise on information technology general controls, as well as continuing to consult with external third parties.  This process commenced during the fourth quarter of fiscal 2018 and is ongoing.

Our management believes that the foregoing efforts will effectively remediate the material weaknesses. That said, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weaknesses have been remediated.  As we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation plan described above.

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

Changes in Internal Control over Financial Reporting

As disclosed above under “Remediation Plan,” there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, as discussed above, during the quarter ended December 31, 2018, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting in connection with its adoption of ASC Topic 606.

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

Item 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended December 31, 2018.  In addition, there were no shares of common stock purchased by us during the three months ended December 31, 2018.

ITEM 6.	EXHIBIT INDEX

Exhibit No.

10.1
Limited Waiver, Joinder and Second Amendment, dated November 20, 2018, to the Loan and Security Agreement, by and among Janel Group, Inc., The Janel Group of Georgia, Inc., Aves Labs, Inc., Honor Worldwide Logistics LLC, HWL Brokerage LLC, Global Trading Resources, Inc., Janel Corporation and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed November 26, 2018)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 for the three months ended December 31, 2018 and 2017 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018, (ii) Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 18, 2019	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 18, 2019	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary