Form 10-Q
period 2019-03-31
JANEL CORP
filed 2019-11-22
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Yes ☐          No ☒

The number of shares of Common Stock outstanding as of November 22, 2019 was 847,412.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	March 31, 2019 (Unaudited)	September 30, 2018
ASSETS
Current Assets:
Cash	$1,381	$585
Accounts receivable, net of allowance for doubtful accounts	21,881	19,726
Inventory	2,392	2,391
Prepaid expenses and other current assets	502	354
Total current assets	26,156	23,056
Property and Equipment, net	3,903	3,787
Other Assets:
Intangible assets, net	12,958	12,347
Goodwill	12,061	11,458
Security deposits and other long term assets	270	263
Total other assets	25,289	24,068
Total assets	$55,348	$50,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$11,970	$9,730
Accounts payable - trade	16,856	16,798
Accrued expenses and other current liabilities	2,939	1,748
Dividends payable	740	470
Current portion of long-term debt	1,145	897
Total current liabilities	33,650	29,643
Other Liabilities:
Long-term debt	3,236	3,831
Subordinated promissory notes	620	344
Mandatorily redeemable non-controlling interest	681	681
Deferred income taxes	1,402	1,131
Other liabilities	310	254
Total other liabilities	6,249	6,241
Total liabilities	39,899	35,884
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	-	-
Series C 20,000 shares authorized and 20,000 shares issued and outstanding at March 31, 2019 and September 30, 2018, liquidation value of $12,240 and $11,966 at March 31, 2019 and September 30, 2018, respectively	-	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 839,451 issued and 819,451 outstanding as of March 31, 2019 and 837,951 issued and 817,951 outstanding as of September 30, 2018	1	1
Paid-in capital	15,543	15,872
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings (deficit)	145	(606)
Total stockholders' equity	15,449	15,027
Total liabilities and stockholders' equity	$55,348	$50,911

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue	$20,969	$15,870	$43,296	$30,650
Forwarding expenses and cost of revenues	14,599	11,029	30,439	21,219
Gross profit	6,370	4,841	12,857	9,431
Cost and Expenses:
Selling, general and administrative	5,692	4,781	11,081	8,880
Amortization of intangible assets	236	201	444	394
Total Costs and Expenses	5,928	4,982	11,525	9,274
Income (Loss) from Operations	442	(141)	1,332	157
Other Items:
Interest expense net of interest income	(198)	(117)	(360)	(234)
Income (Loss) Before Income Taxes	244	(258)	972	(77)
Income tax (expense) benefit	(69)	41	(253)	40
Net Income (Loss)	175	(217)	719	(37)
Preferred stock dividends	(148)	(91)	(270)	(197)
Gain on extinguishment of Preferred Stock Series C dividends	-	-	-	1,312
Net Income (Loss) Available to Common Stockholders	$27	$(308)	$449	$1,078

Net Income per share
Basic	$0.21	$(0.38)	$0.85	$(0.06)
Diluted	$0.18	$(0.38)	$0.77	$(0.06)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.54)	$0.53	$1.91
Diluted	$0.03	$(0.54)	$0.48	$1.91
Weighted average number of shares outstanding:
Basic	847,784	568,974	847,621	565,629
Diluted	931,960	568,974	934,137	565,629

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		RETAINED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2018	21,271	$-	837,951	$1	$15,872	20,000	$(240)	$(606)	$15,027
Net Loss	-	-	-	-	-	-	-	719	719
Cumulative effect of change in accounting principle	-	-	-	-	-	-	-	32	32
Dividends to preferred stockholders	-	-	-	-	(270)	-	-	-	(270)
Vested restricted stock unissued	-	-	-	-	(236)	-	-	-	(236)
Stock based compensation	-	-	-	-	172	-	-	-	172
Stock option exercise	-	-	1,500	-	5	-	-	-	5
Balance - March 31, 2019	21,271	$-	839,451	$1	$15,543	20,000	$(240)	$145	$15,449

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		RETAINED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2017	35,476	$-	573,951	$1	$12,312	20,000	$(240)	$(854)	$11,219
Net Income	-	-	-	-	-	-	-	(37)	(37)
Issuance of Series C Preferred Stock	3,000	-	-	-	1,500	-	-	-	1,500
Dividends to preferred stockholders	-	-	-	-	(197)	-	-	-	(197)
Stock option exercise	-	-	14,000	-	45	-	-	-	45
Stock based compensation	-	-	-	-	296	-	-	-	296
Balance - March 31, 2018	38,476	$-	587,951	$1	$13,956	20,000	$(240)	$(891)	$12,826

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$719	$(37)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts	330	(7)
Depreciation	152	51
Deferred income tax	302	(40)
Amortization of intangible assets	444	394
Amortization of acquired inventory valuation	129	-
Amortization of loan costs	5	5
Stock based compensation	236	416
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,002)	1,355
Inventory	(131)	19
Prepaid expenses and other current assets	(134)	(91)
Security deposits and other long term assets	(5)	(20)
Accounts payable and accrued expenses	171	(841)
Other liabilities	56	-
Net cash provided by operating activities	1,272	1,204
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of $13 in disposals	(253)	(38)
Acquisitions	(1,935)	(2,321)
Net cash used in investing activities	(2,188)	(2,359)
Cash Flows From Financing Activities:
Dividends Paid	-	(7)
Repayments of term loan	(491)	(629)
Proceeds from sale of Series C Preferred Stock	-	1,500
Proceeds from stock option exercise	5	45
Line of credit, proceeds, net	2,234	504
Repayment of notes payable - related party	(36)	(500)
Net cash provided by in financing activities	1,712	913
Net increase (decrease) in cash	796	(242)
Cash at beginning of the period	585	988
Cash at end of period	$1,381	$746

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$360	$229
Income taxes	$81	$62
Non-cash investing activities:
Contingent earn-out acquisition	$50	$498
Subordinated Promissory notes of Honor	$456	$-
Non-cash financing activities:
Dividends declared to preferred stockholders	$270	$190
Vested restricted stock unissued	$236	$-

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Article 8 of Regulation S-X and the instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Janel Corporation (the “Company" or "Janel") believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

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

A management group at the holding company level (the “corporate group”) focuses on significant capital allocation decisions and corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

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

Manufacturing

The Company’s manufacturing segment is comprised of Indco, Inc. (“Indco”), a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Life Sciences

The Company’s Life Sciences segment is comprised of Aves Labs, Inc. ("Aves") and Antibodies Incorporated ("Antibodies"), which are wholly-owned subsidiaries of the Company. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (“OEM”) basis.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company's customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers' ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of March 31, 2019 and September 30, 2018 was $454 and $124, respectively.

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

Intangibles and long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset's recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future. There were no indicators of impairment of long-lived assets during the year ended September 30, 2018.

Business segment information

The Company operates in three reportable segments: Global Logistics Services, Manufacturing and Life Sciences. The Company's Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

Revenues and revenue recognition

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers ("ASC Topic 606"), using the modified retrospective method. Results for reporting periods beginning on or after October 1, 2018 are presented under ASC Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.

The Company recorded an increase to the opening balance of retained earnings of $32, net of tax, as of October 1, 2018 due to the cumulative impact of adoption of ASC Topic 606. The impact to revenue and associated cost for the six months ended March 31, 2019 was an increase of $218 and $177, respectively, as a result of applying ASC Topic 606.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company typically satisfies its performance obligations as services are rendered at a point in time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed at a point in time during the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one-to two-month-period.

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

A summary of the Company’s revenues disaggregated by major service lines for the three and six months ended March 31, 2019 was as follows:

	Three Months Ended March 31,	Six Months Ended March 31,
Service Type	2019	2019
Ocean import and export	$6,539	$14,300
Freight forwarding	5,097	9,690
Custom brokerage	2,138	4,427
Air import and export	3,091	7,253
Total	$16,865	$35,670

Manufacturing and Life Sciences

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment. Revenues from Aves are derived from the sale of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Revenues from Antibodies are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Payments are received either by credit card or invoice by Indco, Aves and Antibodies. A significant portion of Indco sales comes from print- and web-based catalog and specification features. Such online sales are generally credit card purchases. Revenues from Indco, Aves and Antibodies are recognized when products are shipped and risk of loss is transferred to the carrier(s) used.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Stock-based compensation to employees

Equity classified share-based awards

The Company recognizes compensation expense for stock-based payments granted based on the grant-date fair value estimated in accordance with ASC Topic 718, "Compensation-Stock Compensation." For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for restricted shares; the expense is recognized over the service period for awards expected to vest.

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

Non-employee share-based awards

The Company accounts for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity-Based Payments to Non-employees." Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of share-based payment transactions is determined at the earlier of performance commitment date or performance completion date. The Company believes that the fair value of the stock-based award is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date and expense is recognized over the vesting period of the award.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company is required to purchase 20% of the 8.35% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019.  On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption "Mandatorily redeemable non-controlling interest." The mandatorily redeemable non-controlling interest is adjusted each reporting period, if required, to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption "change in fair value of mandatorily redeemable non-controlling interest."

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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the "Tax Reform Act"), which significantly changed the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of the enactment of the Tax Reform Act, the Company recorded an income tax benefit of $28 in fiscal 2018 related to the re-measurement of certain deferred tax assets, primarily net operating losses and intangibles.

Recent accounting pronouncements

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“ASC Topic 606”), to clarify the principles used to recognize revenue for all entities. This new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. In addition, the new standard requires enhanced qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted this standard on October 1, 2018 using the modified retrospective approach. As a result of using this approach, the Company recognized the cumulative effect adjustment to the opening balance of retained earnings. Comparative prior year information has not been adjusted and continues to be reported under the Company's historical revenue recognition policies described in Note 1 to the Company's Form 10-K as filed on July 26, 2019.

The adoption of this new standard adjusted the revenue recognition timing of the Company's brokerage and transportation management services performance obligation from point in time to over time on a proportionate transit time basis within the Company’s Global Logistics Services, which resulted in a cumulative transition adjustment to the opening balance of retained earnings on October 1, 2018, of $32, net of tax, and an increase of $218 and $177 to revenue and cost for the six months ended March 31, 2019, respectively. While adoption of this standard also affected the corresponding direct costs of revenue, this change did not have a material impact on the Company's consolidated financial statements due to the short-term nature of its performance obligations.

As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The new lease standard is expected to be adopted using a modified retrospective transition and will be effective for the Company beginning on October 1, 2019.

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

Honor Worldwide Logistics, LLC

Through its wholly-owned subsidiary, Janel Group, Inc. (“Janel Group”), the Company acquired the membership interests of Honor Worldwide Logistics LLC (“Honor”) on November 20, 2018 in a transaction pursuant to which Honor became a direct wholly-owned subsidiary of Janel Group and an indirect wholly-owned subsidiary of the Company. The acquisition of Honor was funded with cash provided by normal operations along with the subordinated promissory note. Honor provides global logistics services with two U.S. locations in Charleston and Houston and expands the domestic network of the Company's Global Logistics Services segment. The results of operations for Honor are reflected in the Global Logistics Services reporting segment.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	March 31, 2019	September 30, 2018	Life
Building and Improvements	$2,547	$2,366	15-30 Years
Land and Improvements	823	823	Indefinite
Furniture & Fixtures	225	211	3-7 Years
Computer Equipment	339	323	3-5 Years
Machinery & Equipment	798	764	3-15 Years
Leasehold Improvements	181	181	Shorter of Lease Term or Asset Life
	4,913	4,668
Less: Accumulated Depreciation	(1,010)	(881)
	3,903	$3,787

Depreciation expense for the six months ended March 31, 2019 and 2018 was $152 and $51, respectively.

4.	INVENTORY

Inventories consisted of the following:

	March 31, 2019	September 30, 2018
Finished Goods	$1,102	$1,241
Work-in-Process	263	286
Raw Materials	1,052	888
Less - Reserve for Inventory Valuation	(25)	(24)
Inventory Net	$2,392	$2,391

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	March 31, 2019	September 30, 2018	Life
Customer Relationships	$13,032	$12,052	15-20 Years
Trademarks / Names	2,141	2,118	20 Years
Other	708	656	2-5 Years
	15,881	14,826
Less: Accumulated Amortization	(2,923)	(2,479)
	$12,958	$12,347

Amortization expense for the six months ended March 31, 2019 and 2018 was $444 and $394, respectively.

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

On March 21, 2018, the Janel Group Borrowers, the Company and Aves entered into an amendment with Santander (the "Santander Amendment") with respect to the Santander Loan Agreement. Pursuant to the Santander Amendment, among other changes Aves was added as a loan party obligor (but not a Janel Group Borrower) under the Santander Loan Agreement, the maximum amount available under the Santander Loan Agreement was increased from $10,000 to $11,000 (subject to 85% of eligible receivables), the foreign account sublimit was increased from $1,500 to $2,000, a one-time waiver was granted until May 31, 2018 for the stated event of default related to the delivery of the quarterly financial statements for the fiscal quarter ended December 31, 2017, and a one-time waiver, retroactive to March 5, 2018, of the provision that prohibits the Company from using proceeds of the revolving loan to finance acquisitions was granted for the purpose of partially funding the acquisition of Aves.

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

At March 31, 2019, outstanding borrowings under the Santander Facility were $11,970, representing 70.4% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 5.75%. As of May 1, 2019, Santander had granted the Janel Group Borrowers a one-time waiver until July 31, 2019 for an event of default related to the delivery of the audited financial statements for the fiscal year ended September 30, 2018.  Other than as specifically referenced above, the Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of March 31, 2019.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At September 30, 2018, outstanding borrowings under the Santander Facility were $9,730, representing 88.5% of the $11,000 available thereunder, and interest was accruing at an effective interest rate of 5.75%.

(C)	First Merchants Bank Credit Facility

On March 21, 2016, Indco executed a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank with respect to a $6,000 term loan and $1,500 (limited to the borrowing base and reserves) revolving loan (together, the "First Merchants Facility"). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 3.75% (if Indco's cash flow leverage ratio is less than or equal to 2:1) or 4.75% (if Indco's cash flow leverage ratio is greater than 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco's obligations under the First Merchants Facility are secured by all of Indco's assets and are guaranteed by the Company. The First Merchants Credit Agreement requires, among other things, that Indco, on a monthly basis, not exceed a "maximum total funded debt to EBITDA ratio" and maintain a "minimum fixed charge covenant ratio," both as defined in the First Merchants Credit Agreement. The First Merchants Facility requires monthly payments until the expiration date on the fifth anniversary of the loan. The loan is subject to earlier termination as provided in the First Merchants Credit Agreement.

As of September 30, 2018, there were no outstanding borrowings under the revolving loan and $2,713 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.85%.

As of March 31, 2019, there were no outstanding borrowings under the revolving loan and $2,140 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 6.01%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both March 31, 2019 and September 30, 2018.

	March 31, 2019	September 30, 2018
Long Term Debt *	$2,140	$2,713
Less Current Portion	(857)	(857)
	$1,283	$1,856
*Note: Long Term Debt is due in monthly installments of $71 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco's assets and guaranteed by Janel.

(D)	First Northern Bank of Dixon

On June 21, 2018, AB Merger Sub, Inc., a wholly-owned, indirect subsidiary of the Company, entered into a Business Loan Agreement (the "First Northern Loan Agreement") and Promissory Note with First Northern Bank of Dixon ("First Northern"), with respect to a $2,025 senior secured term loan (the "Senior Secured Term Loan"). The First Northern Loan Agreement and Promissory Note are dated and effective as of June 14, 2018. The proceeds of the Senior Secured Term Loan were used to fund a portion of the merger consideration to acquire Antibodies.  Interest will accrue on the Senior Secured Term Loan at an annual rate based on the five-year Treasury constant maturity (index) plus 2.50% (margin) for years one through five then adjusted and fixed for years six through ten using the same index and margin. The borrower's and the Company's obligations to First Northern under the First Northern Loan Agreement are secured by certain real property owned by Antibodies as of the closing of the Antibodies merger. The Senior Secured Term Loan will mature on June 14, 2028 (subject to earlier termination as provided in the First Northern Loan Agreement). The First Northern Loan Agreement requires, among other things, that the borrowers maintain certain Minimum Debt Service Coverage, Debt to Tangible Net Worth and Tangible Net Worth ratios as defined in the First Northern Loan Agreement.

As of September 30, 2018, the total amount outstanding under the Senior Secured Term Loan was $2,015, of which $1,975 is included in long-term debt and $40 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

As of March 31, 2019, the total amount outstanding under the Senior Secured Term Loan was $1,995, of which $1,953 is included in long-term debt and $42 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	March 31, 2019	September 30, 2018
Long Term Debt *	$1,995	$2,015
Less Current Portion	(42)	(40)
	$1,953	$1,975
*Note: Long Term Debt is due in monthly installments of $12 plus monthly interest, at 5.28% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at March 31, 2019 and September 30, 2018.

7.	SUBORDINATED PROMISSORY NOTES

On June 22, 2018, in connection with the Antibodies acquisition, AB HoldCo, Inc. ("AB HoldCo"), a wholly-owned subsidiary of the Company, entered into two subordinated promissory notes ("AB HoldCo Subordinated Promissory Notes") with certain former shareholders of Antibodies. Both of the AB HoldCo Subordinated Promissory Notes are guaranteed by the Company and are subordinate to the terms of any credit agreement, loan agreement, indenture, promissory note, guaranty or other debt instrument pursuant to which AB HoldCo or any affiliate of AB HoldCo incurs, borrows, extends, guarantees, renews or refinances any indebtedness for borrowed money or other extensions of credit with any federal or state bank or other institutional lender and are unsecured. Each of the AB HoldCo Subordinated Promissory Notes has a 4% annual interest rate payable in arrears on the last business day of each calendar quarter, commencing on September 30, 2018, and has a maturity date of June 22, 2021. The outstanding principal amount of these notes is payable in a single payment on the three-year anniversary date of June 22, 2021. Both notes are subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment. Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal.

As of March 31, 2019 and September 30, 2018, amounts outstanding under the two AB HoldCo Subordinated Promissory Notes were $47 and $297, respectively.

On November 20, 2018, in connection with the Honor acquisition, Janel Group, a wholly-owned subsidiary of the Company, entered into a subordinated promissory note ("Janel Group Subordinated Promissory Note") with a former owner of Honor. The Janel Group Subordinated Promissory Note is guaranteed by the Company. The Janel Group Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Janel Group Subordinated Promissory Note, has a 6.75% annual interest rate, payable in twelve equal consecutive quarterly installments of principal and interest, and shall be due and payable on the last day of January, April, July and October beginning in January 2019 each in the amount of $42. The outstanding principal and accrued and unpaid interest are payable in a single payment on the three-year anniversary date of November 20, 2021. The note is subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment. Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal.

As of March 31, 2019, amount outstanding under the Janel Group Subordinated Promissory Note was $420.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(A)	Preferred Stock

Series A Convertible Preferred Stock

Shares of the Company’s Series A Convertible Preferred Stock (the “Series A Stock”) are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share for one-share basis. The Series A Stock pays a cumulative cash dividend at a rate of $15 per year, payable quarterly. On September 24, 2018, the 20,000 shares of Series A Stock then outstanding were repurchased by the Company for $400. On September 27, 2018, all outstanding shares of the Series A Stock were retired.

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the "Series B Stock") are convertible into shares of the Company's $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, with such rate to increase by 1% annually beginning on January 1, 2019 and on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2018 and 2017 was 5% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $12,240 and $11,966 as of March 31, 2019 and September 30, 2018, respectively. The change in terms were deemed to be substantial from a quantitative perspective (greater than 10% change in the present value of future cash flows) as well as qualitatively when considering the change in the form of the security from original issuance through October 17, 2017. The fair value prior to modification was $8,224 and $6,912 after modification, for a change of $1,312. In accordance with ASC 260, “Earnings Per Share,” this incremental benefit is treated as an adjustment to EPS for common stockholders. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes in a manner similar to a dividend.

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

For the six months ended March 31, 2019 and 2018, the Company declared dividends on Series C Stock of $270 and $197, respectively.

(B)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the "2017 Plan") pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company's board of directors in its role as the Compensation Committee.  The 2017 Plan was amended and restated on May 8, 2018, as discussed in more detail in note 9.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the "2013 Option Plan") providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

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

Total stock-based compensation for the six months ended March 31, 2019 and 2018 amounted to $172 and $296, respectively, and was included in selling, general and administrative expense in the Company's statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Six Months Ended March 31, 2019
Risk-free Interest Rate	3.04%
Expected Option Term in Years	5.5-6.5
Expected Volatility	95.4% - 98.8%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$7.75

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2018	112,798	$5.09	6.9	$357.10
Granted	7,500	$7.75	9.5	$12.50
Exercised	(1,500)	$3.25	-	$-
Outstanding Balance at March 31, 2019	118,798	$5.28	6.6	$485.84
Exercisable on March 31, 2019	98,711	$4.73	6.2	$458.22

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company's common stock at March 31, 2019 of $9.37 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2019, there was approximately $48 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

The fair values of our non-employee option awards as of March 31, 2019 were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Six Months Ended March 31, 2019
Risk-free Interest Rate	2.31%
Expected Option Term in Years	7.5-8.4
Expected Volatility	96.39%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$4.13 - $8.04

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2018	51,053	$7.58	8.8	$31.84
Granted	-	$-	-	$-
Outstanding Balance at March 31, 2019	51,053	$7.58	8.3	$91.57
Exercisable on March 31, 2019	19,036	$7.21	8.2	$41.10

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at March 31, 2019, of $9.37 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2019, there was approximately $85 of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

Additionally, during the six months ended March 31, 2019, 6,812 options were granted with respects to Indco's common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco's share-based awards. In applying this model, the Company used the following assumptions:

2019
Risk-free Interest Rate	2.78%
Expected Option Term in Years	4.02 - 6.27
Expected Volatility	98.5% - 102.9%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$12.07

 JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2018	25,321	$7.97	8.0	$105.36
Granted	6,812	$12.13	12.1	$-
Outstanding Balance at March 31, 2019	32,133	$8.85	8.9	$105.36
Exercisable on March 31, 2019	20,825	$7.08	7.1	$105.09

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco's common stock at March 31, 2019 of $12.13 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The compensation cost related to these options was approximately $64 and $172 for the six months ended March 31, 2019 and fiscal year ended September 30, 2018, respectively, and is included in other liabilities in the consolidated financial statement.  The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

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

As of March 31, 2019, there was approximately $70 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the six months ended March 31, 2019, there were no shares of restricted stock granted. Under the Amended 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company's financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the Amended 2017 Plan for the six months ended March 31, 2019:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at September 30, 2018	10,000	$8.01
Vested	(5,000)	$8.01
Unvested at March 31, 2019	5,000	$8.01

As of March 31, 2019, there was approximately $8 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table summarizes the status of our non-employee unvested restricted stock under the Amended 2017 Plan for the six months ended March 31, 2019:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at September 30, 2018	30,000	$8.03
Vested	(3,333)	$8.01
Unvested at March 31, 2019	26,667	$8.04

As of March 31, 2019, there was approximately $81 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

As of March 31, 2019, included in accrued expenses and other current liabilities was $236 which represents 28,333 shares of restricted stock that vested but not issued.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share ("EPS") computations for the three and six months ended March 31, 2019 and 2018 (in thousands, except share and per share data):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Income:
Net income (loss)	$175	$(217)	$719	$(37)
Gain on extinguishment of Preferred stock Series C dividends	-	-	-	1,312
Preferred stock dividends	(148)	(91)	(270)	(197)
Net Income (loss) availible to common stockholders	$27	$(308)	$449	$1,078

Common Shares:
Basic - weighted average common shares	847,784	568,974	847,621	565,629
Effect of dilutive securities:
Stock options	51,097	-	54,644	-
Restricted stock	20,369	-	19,162	-
Convertible preferred stock	12,710	-	12,710	-
Diluted - weighted average common stock	$931,960	$568,974	$934,137	$565,629

Income per Common Share:
Basic -
Net income (loss)	$0.21	$(0.38)	$0.85	$(0.06)
Gain on extinguishment of Preferred stock dividends Series C	-	-	-	2.32
Preferred stock dividends	(0.17)	(0.16)	(0.32)	(0.35)
Net Income (loss) availible to common stockholders	$0.04	$(0.54)	$0.53	$1.91

Diluted -
Net income (loss)	$0.18	$(0.38)	$0.77	$(0.06)
Gain on extinguishment of Preferred stock dividends Series C	-	-	-	2.32
Preferred stock dividends	(0.15)	(0.16)	(0.29)	(0.35)
Net income (loss) availible to common stockholders	$0.03	$(0.54)	$0.48	$1.91

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were 7,153 anti-dilutive shares for the six-month period ended March 31, 2019 and no anti-dilutive shares for the six month period ended March 31, 2018. Potentially diluted securities as of March 31, 2019 and 2018 are as follows:

	March 31,
	2019	2018
Employee Stock Options	118,798	112,798
Non-employee Stock Options	51,053	51,053
Employee Restricted Stock	5,000	10,000
Non-employee Restricted Stock	26,667	41,666
Warrants	-	250,000
Convertible Preferred Stock	12,710	12,710
	214,228	478,227

11.	INCOME TAXES

On December 22, 2017, the Tax Cut and Jobs Act ("Tax Reform Act") was signed into law. The Tax Reform Act included significant changes to existing law, including among other items, a reduction to the U.S. federal statutory corporate tax rate from 34% to 21% effective January 1, 2018. ASC 740, "Income Taxes ("ASC 740"), requires that the effects of changes in tax laws or rates be recognized in the period in which the law is enacted. Those effects, both current and deferred, are reported as part of the tax provision, regardless of income in which the underlying pretax income (expense) or asset (liability) was or will be reported.

The Company's estimated fiscal 2019 blended U.S. federal statutory corporate income tax rate of 26.1% was applied in the computation of the income tax provision for the three months ended March 31, 2019. The blended U.S. federal statutory corporate tax rate of 24.2% represents the weighted average of the pre-enactment U.S. federal statutory corporate tax rate of 34% prior to the January 1, 2018 effective date and the post-enactment U.S. federal statutory corporate tax rate of 21% thereafter.

12.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company had the following two reportable segments at September 30, 2018: Global Logistics Services and Manufacturing. Effective October 1, 2018, the Company realigned its Manufacturing segment, which was separated into two segments named Manufacturing and Life Sciences.  Accordingly, the Company now operates in three reportable segments: 1) Global Logistics Services, 2) Manufacturing and 3) Life Sciences, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company's reportable segments for the three and six months ended March 31, 2019:

For the three months ended March 31, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$20,969	$16,865	$2,452	$1,652	$-
Forwarding expenses and cost of revenues	14,599	12,957	1,077	565	-
Gross profit	6,370	3,908	1,375	1,087	-
Selling, general and administrative	5,692	3,468	759	724	741
Amortization of intangible assets	236	-	-	-	236
Income (loss) from Operations	442	440	616	363	(977)
Interest expense, net	198	127	36	37	(2)
Identifiable assets	55,348	20,825	2,418	6,672	25,433
Capital expenditures	71	2	-	69	-

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

For the six months ended March 31, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$43,296	$35,670	$4,533	$3,093	$-
Forwarding expenses and cost of revenues	30,439	27,375	2,010	1,054	-
Gross profit	12,857	8,295	2,523	2,039	-
Selling, general and administrative	11,081	6,828	1,467	1,431	1,355
Amortization of intangible assets	444	-	-	-	444
Income (loss) from Operations	1,332	1,467	1,056	608	(1,799)
Interest expense, net	360	225	76	64	(5)
Identifiable assets	55,348	20,825	2,418	6,672	25,433
Capital expenditures	253	16	41	196

As of March 31, 2018, the Company operated in two reportable segments, Global Logistics Services and Manufacturing, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company's reportable segments for the three and six months ended March 31, 2018:

For the three months ended March 31, 2018	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$15,870	$13,695	$2,094	$81	$-
Forwarding expenses and cost of revenues	11,029	10,169	820	40	-
Gross profit	4,841	3,526	1,274	41	-
Selling, general and administrative	4,781	3,027	897	31	826
Amortization of intangible assets	201	-	-	-	201
Income (loss) from Operations	(141)	499	377	10	(1,027)
Interest expense	117	68	49	-	-
Identifiable assets	40,704	12,084	2,159	1,528	24,933
Capital expenditures	1	-	1	-	-

For the six months ended March 31, 2018	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$30,650	$26,550	$4,019	$81	$-
Forwarding expenses and cost of revenues	21,219	19,631	1,548	40	-
Gross profit	9,431	6,919	2,471	41	-
Selling, general and administrative	8,880	5,784	1,668	31	1,397
Amortization of intangible assets	394	-	-	-	394
Income (loss) from Operations	157	1,135	803	10	(1,791)
Interest expense, net	234	135	99	-	-
Identifiable assets	40,704	12,084	2,159	1,528	24,933
Capital expenditures	38	-	38	-	-

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

13.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

As of May 1, 2019, Santander had granted the Janel Group Borrowers a one-time waiver until July 31, 2019 for an event of default related to the delivery of the annual audited financial statements for the year ended September 30, 2018 under the Santander Loan Agreement. Such event of default was subsequently remedied. The Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of March 31, 2019.

On August 30, 2019, Indco and First Merchants entered into Amendment No. 1 to Credit Agreement modifying the terms of Indco’s credit facilities with First Merchants and extending the maturity date of the credit facilities. Under the revised terms, the credit facilities will consist of a $5,500 Term Loan and $1,000 (limited to the borrowing base and reserves) Revolving Loan. Interest will accrue on the Term Loan at an annual rate equal to the one-month LIBOR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1). Interest will accrue on the Revolving Loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco’s obligations under the First Merchants credit facilities are secured by all of Indco’s assets and are guaranteed by Janel, and Janel’s guarantee of Indco’s obligations is secured by a pledge of Janel’s Indco shares. The First Merchants credit facilities will expire on August 30, 2024 (subject to earlier termination as provided in the Credit Agreement) unless renewed.

Through its wholly-owned subsidiary, Aves Lab, Inc. (“Aves”), the Company acquired the membership interests of IgG, LLC (“IgG”) on July 1, 2019 in a transaction pursuant to which IgG became a direct wholly-owned subsidiary of Aves and an indirect wholly-owned subsidiary of the Company.

Through its wholly-owned subsidiary, Aves Lab, Inc. (“Aves”), the Company completed a business combination whereby we acquired all of the equity interests of PhosphoSolutions, LLC and all of the stock of PhosphoSolutions, Inc, (collectively “Phospho”) on September 6, 2019. The acquisition of Phospho was funded with cash provided by normal operations.

The aggregate purchase price for the IgG and Phospho acquisitions was $4,243, net of $13 of cash received.

Both the IgG and Phospho acquisitions were completed primarily to expand our product offerings in Life Sciences.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto as of and for the six months ended March 31, 2019, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, "we," “us”, "our," "Janel," "the Company," "Registrant" and similar words refer to Janel Corporation and its Subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain forward-looking statements that reflect management's current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words "may," "will," "intends," "plans," projects," "believes," "should," "expects," "predicts," "anticipates," "estimates," and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management's best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

OVERVIEW

Janel is a holding company with subsidiaries in three business segments: Global Logistics Services, Manufacturing and Life Sciences. The company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

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

On October 17, 2018, we completed a business combination whereby we acquired substantially, all of the assets and certain liabilities of Sea Cargo, Inc. (“Sea Cargo”), a global logistics services provider with one U.S. location.

Manufacturing

The Company's Manufacturing segment is comprised of Indco, Inc. ("Indco”). Indco is a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as repetitive production orders for other larger customers.

Life Sciences

The Company’s Life Sciences segment is comprised of Aves Labs, Inc. ("Aves") and Antibodies Incorporated ("Antibodies"), which are wholly-owned subsidiaries of the Company. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (OEM) basis.

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

Management believes that the nature of the Company’s business is such that there are a few complex challenges in accounting for operations. Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of operations:

•	accounts receivable valuation;

•	the useful lives of long-term assets;

•	the accrual of costs related to ancillary services the Company provides;

•	accrual of tax expense on an interim basis; and

•	inventory valuation.

Management believes that the methods utilized in these areas are consistent in application. Management further believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions.While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

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

Critical Accounting Policies and Estimates Applicable to the Manufacturing and Life Science Segments

Revenue Recognition

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment. Revenues from Aves are derived from the sale of high-quality antibodies and other immunoreagents for biomedical research and antibody manufacturing.  Revenues from Antibodies are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing.  Payments are received by either credit card or invoice by Indco, Aves and Antibodies. A significant portion of Indco sales come from print- and web-based catalogs and specification features. Such online sales are generally credit card purchases. Revenues from Indco, Aves and Antibodies are recognized at a point in time when the performance obligation for goods or services is satisfied and products are shipped with control transferring to the customer generally upon the transfer of title and risk of loss transfers to the carrier(s) used.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular adjusted operating income, which is not based on or included in U.S. GAAP (we refer to these as "non-GAAP financial measures").

Net Revenue

Net revenue is a non-GAAP measure calculated as total revenue less forwarding expenses attributable to the Company's Global Logistics Services segment. Our total revenue represents the total dollar value of services and goods we sell to our customers. Forwarding expenses attributable to the Company’s Global Logistics Services segment refer to purchased transportation and related services including contracted air, ocean, rail, motor carrier and other costs. Total revenue can be influenced greatly by changes in transportation rates or other items, such as fuel prices, which we do not control.

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

We believe that net revenue and adjusted operating income provide useful information in understanding and evaluating our operating results in the same manner as management. However, net revenue and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenue, operation income, or any other operating performance measures calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

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

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Operating income	$442	$(141)	$1,332	$157
Amortization of intangible assets (1)	236	201	444	394
Stock-based compensation (2)	107	245	236	416
Amortization of acquired inventory valuation (3)	67	-	129	-
Adjusted operating income	$852	$305	$2,141	$967

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

Results of Operations – Segment Financial Results – Three and Six Months Ended March 31, 2019 and 2018

The following table sets forth our segment financial results:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Revenue:
Global Logistics Services	$16,865	$13,695	$35,670	$26,550
Manufacturing	2,452	2,094	4,533	4,019
Life Sciences	1,652	81	3,093	81
Total Revenues	20,969	15,870	43,296	30,650

Gross Profit:
Global Logistics Services	3,908	3,526	8,295	6,919
Manufacturing	1,375	1,274	2,523	2,471
Life Sciences	1,087	41	2,039	41
Total gross profit	6,370	4,841	12,857	9,431

Income from Operations:
Global Logistics Services	440	499	1,467	1,135
Manufacturing	616	377	1,056	803
Life Sciences	363	10	608	10
Total income from operations by segment	1,419	886	3,131	1,948

Corporate administrative expense	(741)	(826)	(1,355)	(1,397)
Amortization expense	(236)	(201)	(444)	(394)
Interest expense	(198)	(117)	(360)	(234)
Net income before taxes	244	(258)	972	(77)
Income taxes	(69)	41	(253)	40
Net income	$175	$(217)	$719	$(37)

Results of Operations – Janel Corporation – Three Months Ended March 31, 2019 and 2018

The following table sets forth our corporate group expenses:

	Three Months Ended March 31,
(in thousands)	2019	2018
Corporate expenses	$582	$470
Amortization of intangible assets	236	201
Stock-based compensation	142	245
Merger and acquisition expenses	17	111
Total corporate expenses	$977	$1,027

Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $50 to $977, or 4.9% in the three months ended March 31, 2019 as compared to $1,027 for the three months ended March 31, 2018. The decrease was due primarily to higher accounting related professional expenses in prior year, and lower stock-based compensation expense and lower merger related expenses for the quarter.

Amortization of Intangible Assets

For the three months ended March 31, 2019 and 2018, corporate amortization expenses were $236 and $201, respectively, an increase of $35, or 17.4%. The increase was primarily related to the acquisitions of Aves, Antibodies, Honor and Sea Cargo.

Interest Expense

Interest expense for the consolidated Company increased $81, or 69.2%, to $198 for the three months ended March 31, 2019 from $117 for the three months ended March 31, 2018. The increase was due primarily to our new senior secured term loan facility and subordinated promissory notes in connection with the Antibodies and Honor acquisitions, partially off-set by a lower debt level at the manufacturing segment.

Income Taxes

On a consolidated basis, the Company recorded an income tax benefit of ($69) for the three months ended March 31, 2019, as compared to an income tax expense of $41 for the three months ended March 31, 2018. The increase was due to the new tax rate change and related one-time income tax benefit of $49. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%. As a result of enactment of the legislation, the Company made a reasonable estimate and recorded an additional one-time income tax benefit of $49 during the first quarter of fiscal 2018, related to the estimated re-measurement of certain deferred tax assets, primarily net operating losses and deferred tax liabilities attributable to intangible assets. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include the Company's Series A Convertible Preferred Stock (the “Series A Stock”) and dividends accrued but not paid on the Company's Series C Cumulative Preferred Stock (the "Series C Stock"). For the three months ended March 31, 2019 and 2018, preferred stock dividends were $148 and $91, respectively. The increase of $57, or 62.64%, was the result of a higher number of shares of Series C Stock outstanding to support acquisitions and the increase in dividend rate as of January 1, 2019 to 6%. The shares of Series A Stock were repurchased by the Company on September 24, 2018 and retired on September 27, 2018. See note 8 to the consolidated financial statements for additional information.

Net Income

Net income was $175, or $0.18 per diluted share, for the three months ended March 31, 2019 compared to a loss of ($217), or ($0.38) per diluted share, for the three months ended March 31, 2018. The increase was primarily due to the increase in operating profits from each of our segments and the inclusion of our new Life Science segment, off-set by higher income tax expense.

Income Available to Common Stockholders

Income available to holders of common shares ("Common Stockholders") was $27, or $0.03 per diluted share, for the three months ended March 31, 2019 compared to a loss of ($308), or ($.54) per diluted share, for the three months ended March 31, 2018. The decrease primarily was due to the amendment on October 17, 2017 to the annual dividend rate, as discussed in note 8 to the consolidated financial statements, which was treated as a gain on extinguishment for accounting purposes. The fair value prior to and after modification was $8,224 and $6,912, respectively, for a change of $1,312. In accordance with ASC 260 Earnings Per Share, this incremental benefit is treated as an adjustment to earning per share for Common Stockholders.

Results of Operations - Global Logistics Services – Three Months Ended March 31, 2019 and 2018

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue	$16,865	$13,695
Forwarding expense	12,957	10,169
Net Revenue	$3,908	$3,526
Gross profit margin	23%	26%
Income from Operations	$440	$499

Revenue

Total revenue for the three months ended March 31, 2019 was $16,865, as compared to $13,695 for the three months ended March 31, 2018, an increase of $3,170 or 23.2%. The increase in revenue was largely due to the inclusion of the acquisitions of Honor and Sea Cargo as compared to the prior year period and higher transportation prices. Organic growth was approximately flat compared to the prior year period.

Forwarding Expenses

Forwarding expenses for the three months ended March 31, 2019 increased by $2,788, or 27.4%, to $12,957 as compared to $10,169 for the three months ended March 31, 2018. Forwarding expenses as a percentage of revenue were 76.8% and 74.3% for the three months ended March 31, 2019 and March 31, 2018, respectively. Similar to the revenue increase, the increase in forwarding expenses primarily was due to acquisitions and higher purchased transportation expenses.

Net Revenue

Net revenue for the three months ended March 31, 2019 was $3,908, an increase of $382, or 10.8%, as compared to $3,526 for the three months ended March 31, 2018. This increase was mainly the result of additional net revenue from the acquisitions discussed above, which were not included in the prior year, and approximately flat organic growth for the quarter in our base of business. Net revenue as a percentage of gross revenue declined to 23.2% versus 25.7% the prior year due to the mix of business and higher freight rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 were $3,468, as compared to $3,027 for the three months ended March 31, 2018. This increase of $441, or 14.6%, was largely attributed to the additional expenses from businesses acquired versus the prior year period. As a percentage of net revenue, selling, general and administrative expenses were 20.6% and 22.1% of revenue for the three months ended March 31, 2019 and 2018, respectively.

Income from Operations

Income from operations before income taxes increased to $440 for the three months ended March 31, 2019, as compared to $499 for the three months ended March 31, 2018, a decrease of $59, or 11.8%. Income from operations grew slower than net revenue due to acquisitions and a smaller investment in growth initiatives. Our operating margin as a percentage of net revenue for the three months ended March 31, 2019 was 11.3%, versus 14.2% in the prior year period.

Results of Operations - Manufacturing – Three Months Ended March 31, 2019 and 2018

The Company's manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue	$2,452	$2,094
Gross profit	$1,375	$1,274
Gross profit margin	56%	61%
Income from Operations	$616	$377

Revenue

Total revenue was $2,452 and $2,094 for the three months ended March 31, 2019 and 2018, respectively, an increase of 17.1%. The revenue growth reflected strong growth across the business.

Cost of Sales

Cost of sales was $1,077 and $820 for the three months ended March 31, 2019 and 2018, respectively, an increase of $257 or 31.3% due to increased sales.

Gross Profit and Margin

Gross profit was $1,375 and $1,274 for the three months ended March 31, 2019 and 2018, respectively. Gross profit margin for the three months ended March 31, 2019 declined to 56.1%, compared to 60.8% for the three months ended March 31, 2018, due to product mix shift to some lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $759 and $897 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $138 or 15.4%. Selling, general and administrative expenses at Indco decreased as a percentage of revenue due to a product mix shift.

Income from Operations

Income from operations of $616 for the three months ended March 31, 2019 increased 63.4% compared to $377 for the three months ended March 31, 2019.

Results of Operations – Life Sciences – Three Months Ended March 31, 2019 and 2018

The Company's Life Sciences segment comprises two life science businesses we acquired through the acquisitions of Aves and Antibodies, both of which manufacture high-quality antibodies and other immunoreagents for biomedical research.

Life Sciences – Selected Financial Information:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue	$1,652	$81
Gross profit	$1,087	$41
Gross profit margin	66%	51%
Income from Operations	$363	$10

The Life Sciences segment began to be reported as a segment beginning with the three-month period ended December 31, 2018. Aves was acquired on March 5, 2018, and Antibodies was acquired on June 22, 2018.

Revenue

Total revenue was $1,652 and $81 for the three months ended March 31, 2019 and 2018, respectively.

Cost of Sales

Cost of sales was $565 and $40 for the three months ended March 31, 2019 and 2018, respectively.

Gross Profit and Margin

Gross profit was $1,087 and $41 for the three months ended March 31, 2019 and 2018, respectively. Gross profit and margins increased due to acquisitions. In the three months ended March 31, 2019, the Life Sciences segment had gross profit margins of 65.8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $724 and $31 for the three months ended March 31, 2019 and 2018, respectively.

Income from Operations

Income from operations for the three months ended March 31, 2019 and 2018 was $363 and $10, or 22% and 12%, respectively of segment revenue.

Results of Operations – Janel Corporation – Six Months Ended March 31, 2019 and 2018

The following table sets forth our corporate group expenses:

	Six Months Ended March 31,
(in thousands)	2019	2018
Corporate expenses	$1,045	$856
Amortization of intangible assets	444	394
Stock-based compensation	236	416
Merger and acquisition expenses	74	125
Total corporate expenses	$1,799	$1,791

Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $8 to $1,799, or 0.5% in the six months ended March 31, 2019 as compared to $1.791 for the six months ended March 31, 2018.

Amortization of Intangible Assets

For the six months ended March 31, 2019 and 2018, corporate amortization expenses were $444 and $394, respectively, an increase of $50, or 12.7%. The increase was primarily related to the acquisitions of Aves, Antibodies, Honor and Sea Cargo.

Interest Expense

Interest expense for the consolidated Company increased was $126, or 53.9%, to $360 for the six months ended March 31, 2019 from $234 for the six months ended March 31, 2018. The increase was due primarily to our new senior secured term loan facility and subordinated promissory notes in connection with the Antibodies and Honor acquisitions, partially off-set by a lower debt level at the manufacturing segment.

Income Taxes

On a consolidated basis, the Company recorded an income tax expense of $253 for the six months ended March 31, 2019, as compared to an income tax benefit of $40 for the six months ended March 31, 2018. The increase was due to the new tax rate change and related one-time income tax benefit of $49. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%.

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

Preferred Stock Dividends

Preferred stock dividends include the Company's Series A Stock and dividends accrued but not paid on the Company's Series C Stock.  For the six months ended March 31, 2019 and 2018, preferred stock dividends were $270 and $197, respectively. The increase of $73, or 37.1%, was the result of a higher number of shares of Series C Stock outstanding to support acquisitions and increase in dividend rate as of January 1, 2019 to 6%. The shares of Series A Stock were repurchased by the Company on September 24, 2018 and retired on September 27, 2018. See note 8 to the consolidated financial statements for additional information.

Net Income

Net income was $719, or $0.77 per diluted share, for the six months ended March 31, 2019 compared to a loss of ($37), or ($0.06) per diluted share, for the six months ended March 31, 2018. The increase was primarily due to the increase in operating profits from each of our segments and the inclusion of our new Life Science segment, off-set by higher income tax expense.

Income Available to Common Stockholders

Income available to Common Stockholders was $449, or $0.48 per diluted share, for the six months ended March 31, 2019 compared to $1,078, or $1.91 per diluted share, for the six months ended March 31, 2018. The decrease primarily was due to the amendment on October 17, 2017 to the annual dividend rate, as discussed in note 8 to the consolidated financial statements, which was treated as a gain on extinguishment for accounting purposes. The fair value prior to and after modification was $8,224 and $6,912, respectively, for a change of $1,312. In accordance with ASC 260 Earnings Per Share, this incremental benefit is treated as an adjustment to earnings per share for Common Stockholders.

Results of Operations - Global Logistics Services – Six Months Ended March 31, 2019 and 2018

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Six Months Ended March 31,
(in thousands)	2019	2018
Revenue	$35,670	$26,550
Forwarding expense	27,375	19,631
Net Revenue	$8,295	$6,919
Gross profit margin	23%	26%
Income from Operations	$1,467	$1,135

Revenue

Total revenue for the six months ended March 31, 2019 was $35,670, as compared to $26,550 for the three months ended March 31, 2018, an increase of $9,120 or 34.4%. The increase in revenue was largely due to the inclusion of the acquisitions of Honor and Sea Cargo as compared to the prior year period and higher transportation prices. The business also experienced strong organic growth largely benefiting from customers moving freight prior to new proposed governmental trade policies.

Forwarding Expenses

Forwarding expenses for the six months ended March 31, 2019 increased by $7,744, or 39.5%, to $27,375 as compared to $19,631 for the six months ended March 31, 2018. Forwarding expenses as a percentage of revenue were 76.8% and 74.0% for the six months ended March 31, 2019 and March 31, 2018, respectively. Similar to the revenue increase, the increase in forwarding expenses primarily was due to acquisitions, higher purchased transportation expenses and an increase in our base of business.

Net Revenue

Net revenue for the six months ended March 31, 2019 was $8,295, an increase of $1,376 or 19.9%, as compared to $6,919 for the six months ended March 31, 2018. This increase was mainly the result of additional net revenue from the acquisitions discussed above, which were not included in the prior year, and strong organic growth for the quarter in our base of business as customers moved freight prior to new proposed governmental trade policies. Net revenue as a percentage of gross revenue declined to 23.3% versus 26.1% the prior year due to the mix of business and higher freight rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2019 were $6,828, as compared to $5,784 for the six months ended March 31, 2018. This increase of $1,044, or 18.1%, was largely attributed to the additional expenses from businesses acquired versus the prior year period. As a percentage of revenue, selling, general and administrative expenses were 19.1% and 20.2% of revenue for the three months ended March 31, 2019 and 2018, respectively.

Income from Operations

Income from operations before income taxes increased to $1,467 for the six months ended March 31, 2019, as compared to $1,135 for the six months ended March 31, 2018, an increase of $332, or 29.3%. Income from operations grew faster than net revenue due to acquisitions and a smaller investment in growth initiatives.  Our operating margin as a percentage of net revenue for the six months ended March 31, 2019 was 17.7%, versus 16.4% in the prior year period.

Results of Operations - Manufacturing – Six Months Ended March 31, 2019 and 2018

The Company's manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Six Months Ended March 31,
(in thousands)	2019	2018
Revenue	$4,533	$4,019
Gross profit	$2,523	$2,471
Gross profit margin	56%	61%
Income from Operations	$1,056	$803

Revenue

Total revenue was $4,533 and $4,019 for the six months ended March 31, 2019 and 2018, respectively, an increase of 12.8%. The revenue growth reflected strong growth across the business.

Cost of Sales

Cost of sales for the six months ended March 31, 2019 and 2018 was $2,010 and $1,548, respectively, an increase of $462 or 29.8% due to increased sales.

Gross Profit and Margin

Gross profit was $2,523 and $2,471 for the six months ended March 31, 2019 and 2018, respectively. Gross profit margin for the six months ended March 31, 2019 decreased to 55.7%, compared to 61.3% for the six months ended March 31, 2018 due to product mix shifting to some lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,467 and $1,698 for the six months ended March 31, 2019 and 2018, respectively, a decrease of $201 or 12.1%. Selling, general and administrative expenses at Indco decreased as a percentage of revenue due to a product mix shift.

Income from Operations

Income from operations of $848 for the six months ended March 31, 2019 increased 5.6% compared to $803 for the six months ended March 31, 2019.

Results of Operations – Life Sciences – Six Months Ended March 31, 2019 and 2018

The Company's Life Sciences segment comprises two life science businesses that we acquired through the acquisitions of Aves and Antibodies, both of which manufacture high-quality antibodies and other immunoreagents for biomedical research.

Life Sciences – Selected Financial Information:

	Six Months Ended March 31,
(in thousands)	2019	2018
Revenue	$3,093	$81
Gross profit	$2,039	$41
Gross profit margin	66%	51%
Income from Operations	$608	$10

The Life Sciences segment began to be reported as a segment beginning with the three-month period ended December 31, 2018. Aves was acquired on March 5, 2018, and Antibodies was acquired on June 22, 2018.

Revenue

Total revenue was $3,093 and $81 for the six months ended March 31, 2019 and 2018, respectively.

Cost of Sales

Cost of sales was $1,054 and $40 for the six months ended March 31, 2019 and 2018, respectively.

Gross Profit and Margin

Gross profit was $2,039 and $41 for the six months ended March 31, 2019 and 2018, respectively. Gross profit and margins increased due to acquisitions. In the six months ended March 31, 2019, the life sciences segment had gross profit margins of 65.9%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,431 and $31 for the six months ended March 31, 2019 and 2018, respectively.

Income from Operations

Income from operations for the six months ended March 31, 2019 and 2018 was $608 and $10, or 19.7% and 12%, respectively of segment revenue.

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

As of March 31, 2019, the Company's cash and working capital deficiency (current assets minus current liabilities) were $1,381 and $7,494, respectively, as compared to $585 and $6,587 as of September 30, 2018. The increase is considered nominal, representing relatively stable collections from customers and payments of vendors.

Janel's cash flow performance for the three months ended March 31, 2019 is not necessarily indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities for the six months ended March 31, 2019 and 2018 was $1,272 and $1,204, respectively. The increase in cash provided by operations for the six months ended March 31, 2019 was driven principally by cash collections from customers.

Cash flows from investing activities

Net cash used in investing activities totaled $2,188 for the six months ended March 31, 2019, versus $2,359 for the prior year period. During the six months ended March 31, 2019, the Company used $1,935 for two acquisitions net of cash acquired. The Company also used $253 for the acquisition of property and equipment for the six months ended March 31, 2019 versus $38 for the six months ended March 31, 2018.

Cash flows from financing activities

Net cash proceeds from financing activities was $1,712 for the six months ended March 31, 2019, versus $913 provided by financing activities for the six months ended March 31, 2018. Net cash proceeds from financing activities for the six months ended March 31, 2019 primarily included funds from our line of credit debt. Net cash used in financing activities for the six months ended March 31, 2018 period primarily included debt repayment and seller debt repayments.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements or obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended September 30, 2018 in the Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

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

In connection with the preparation of the Company's Annual Report on Form 10-K, management identified the following material weaknesses as of September 30, 2018:

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

Our management performed analyses, substantive procedures and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Form 10-Q as of March 31, 2019 are fairly presented, in all material respects, and in conformity with U.S. GAAP.

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

There were no unregistered sales of equity securities during the three months ended March 31, 2019.  In addition, there were no shares of common stock purchased by us during the three months ended March 31, 2019.

ITEM 6.	EXHIBIT INDEX

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for the three months ended March 31, 2019 and 2018 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 22, 2019	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 22, 2019	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary