Form 10-Q
period 2019-06-30
JANEL CORP
filed 2019-12-16
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Yes   ☐       No ☒

The number of shares of Common Stock outstanding as of December 16, 2019 was 863,812.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,362	$585
Accounts receivable, net of allowance for doubtful accounts	21,964	19,726
Inventory, net	2,357	2,391
Prepaid expenses and other current assets	644	354
Total current assets	26,327	23,056
Property and Equipment, net	3,876	3,787
Other Assets:
Intangible assets, net	12,729	12,347
Goodwill	12,061	11,458
Security deposits and other long term assets	273	263
Total other assets	25,063	24,068
Total assets	$55,266	$50,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$10,449	$9,730
Accounts payable - trade	18,654	16,798
Accrued expenses and other current liabilities	2,895	1,748
Dividends payable	890	470
Current portion of long-term debt	899	897
Total current liabilities	33,787	29,643
Other Liabilities:
Long-term debt	2,914	3,831
Subordinated promissory notes	729	344
Mandatorily redeemable non-controlling interest	681	681
Deferred income taxes	1,417	1,131
Other liabilities	322	254
Total other liabilities	6,063	6,241
Total liabilities	39,850	35,884
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized and 1,271 shares issued and outstanding	-	-
Series C 20,000 shares authorized and 20,000 shares issued and outstanding at June 30, 2019 and September 30, 2018, liquidation value of $12,399 and $11,966 at June 30, 2019 and September 30, 2018, respectively	-	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 847,412 issued and 827,412 outstanding as of June 30, 2019 and 837,951 issued and 817,951 outstanding as of September 30, 2018	1	1
Paid-in capital	15,540	15,872
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings (deficit)	115	(606)
Total stockholders' equity	15,416	15,027
Total liabilities and stockholders' equity	$55,266	$50,911

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue	$20,311	$17,669	$63,607	$48,318
Forwarding expenses and cost of revenues	14,225	12,422	44,664	33,640
Gross profit	6,086	5,247	18,943	14,678
Cost and Expenses:
Selling, general and administrative	5,600	5,031	16,681	13,911
Amortization of intangible assets	230	200	674	594
Total Costs and Expenses	5,830	5,231	17,355	14,505
Income from Operations	256	16	1,588	173
Other Items:
Interest expense net of interest income	(183)	(107)	(543)	(341)
Income (Loss) Before Income Taxes	73	(91)	1,045	(168)
Income tax (expense) benefit	(103)	74	(356)	114
Net Income (loss)	(30)	(17)	689	(54)
Preferred stock dividends	(150)	(111)	(420)	(308)
Gain on extinguishment of Preferred Stock Series C dividends	-	-	-	1,312
Net Income (Loss) Available to Common Stockholders	$(180)	$(128)	$269	$950

Net Income (loss) per share
Basic	$(0.04)	$(0.03)	$0.81	$(0.09)
Diluted	$(0.04)	$(0.03)	$0.73	$(0.09)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.22)	$(0.22)	$0.32	$1.67
Diluted	$(0.22)	$(0.22)	$0.28	$1.67
Weighted average number of shares outstanding:
Basic	852,071	576,285	849,104	569,181
Diluted	852,071	576,285	938,830	569,181

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		RETAINED EARNINGS	TOTAL EQUITY

	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2018	21,271	-	837,951	$1	$15,872	20,000	$(240)	$(606)	$15,027
Net Income	-	-	-	-	-	-	-	689	689
Cumulative effect of change in accounting principle	-	-	-	-	-	-	-	32	32
Dividends to preferred stockholders	-	-	-	-	(420)	-	-	-	(420)
Vested restricted stock unissued	-	-	-	-	(235)	-	-	-	(235)
Stock based compensation	-	-	-	-	251	-	-	-	251
Stock option exercise	-	-	9,461	-	72	-	-	-	72
Balance - June 30, 2019	21,271	$-	847,412	$1	$15,540	20,000	$(240)	$115	$15,416

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		RETAINED EARNINGS	TOTAL EQUITY

	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2017	35,476	$-	573,951	$1	$12,312	20,000	$(240)	$(854)	$11,219
Net Loss	-	-	-	-	-	-	-	(54)	(54)
Issuance of Series C Preferred Stock	5,795	-	-	-	2,897	-	-	-	2,897
Dividends to preferred stockholders	-	-	-	-	(308)	-	-	-	(308)
Dividend to non-controlling interest	-	-	-	-	(50)	-	-	-	(50)
Stock option exercise	-	-	14,000	-	45	-	-	-	45
Stock based compensation	-	-	-	-	432	-	-	-	432
Balance - June 30, 2018	41,271	$-	587,951	$1	$15,328	20,000	$(240)	$(908)	$14,181

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$689	$(54)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts	353	(10)
Depreciation	229	75
Deferred income tax	318	(87)
Amortization of intangible assets	674	594
Amortization of acquired inventory valuation	195	-
Amortization of loan costs	7	7
Stock based compensation	329	578
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,108)	(1,573)
Inventory	(161)	70
Prepaid expenses and sundry current assets	(276)	(69)
Security deposits and other long term assets	(8)	(20)
Accounts payable and accrued expenses	1,910	1,607
Other liabilities	68	-
Net cash provided by operating activities	3,219	1,118
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of $47 in disposals	(303)	(97)
Note Receivable	-	(125)
Acquisitions	(1,935)	(6,685)
Net cash used in investing activities	(2,238)	(6,907)
Cash Flows From Financing Activities:
Dividends Paid	-	(62)
Repayments of term loan	(916)	(935)
Proceeds from senior securied term loan	-	2,025
Proceeds from sale of Series C Preferred Stock	-	2,897
Proceeds from stock option exercise	72	46
Line of credit, proceeds, net	712	1,848
Repayment of notes payable - related party	(72)	(500)
Net cash provided by (used in) in financing activities	(204)	5,319
Net increase (decrease) in cash	777	(470)
Cash at beginning of the period	585	988
Cash at end of period	$1,362	$518

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$544	$327
Income taxes	$132	$62
Non-cash investing activities:
Contingent earn-out acquisition	$50	$498
Subordinated Promissory notes of Honor	$456	$-
Subordinated promissory notes of Antibodies	$-	$344
Non-cash financing activities:
Dividends declared to preferred stockholders	$420	$297
Vested restricted stock unissued	$235	$-

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

Manufacturing

The Company’s manufacturing segment is comprised of Indco, Inc. (“Indco”), a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as other larger customers for which Indco fulfills repetitive production orders.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company's customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers' ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of June 30, 2019 and September 30, 2018 was $457 and $124, respectively.

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

The Company recorded an increase to the opening balance of retained earnings of $32, net of tax, as of October 1, 2018 due to the cumulative impact of adoption of ASC Topic 606. The impact to revenue and associated cost for the nine months ended June 30, 2019 was a decrease of $135 and $109, respectively, as a result of applying ASC Topic 606.

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

The Company typically satisfies its performance obligations as services are rendered at a point in time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed at a point in time during the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two-month period.

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

A summary of the Company’s revenues disaggregated by major service lines for the three and nine months ended June 30, 2019 was as follows:

	Three Months Ended June 30,	Nine Months Ended June 30,
Service Type	2019	2019
Ocean import and export	$7,055	$21,355
Freight forwarding	4,650	14,340
Customs brokerage	2,066	6,493
Air import and export	2,937	10,190
Total	$16,708	$52,378

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

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company is required to purchase 20% of the 8.35% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019.  On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption "Mandatorily redeemable non-controlling interest." As of June 30, 2019, the holder did not exercise the redemption rights.  The mandatorily redeemable non-controlling interest is adjusted each reporting period, if required, to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption "change in fair value of mandatorily redeemable non-controlling interest."

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

The adoption of this new standard adjusted the revenue recognition timing of the Company's brokerage and transportation management services performance obligation from point in time to over time on a proportionate transit time basis within the Company’s Global Logistics Services, which resulted in a cumulative transition adjustment to the opening balance of retained earnings on October 1, 2018, of $32, net of tax, and a decrease of $135 and $109 to revenue and cost for the nine months ended June 30, 2019, respectively. While adoption of this standard also affected the corresponding direct costs of revenue, this change did not have a material impact on the Company's consolidated financial statements due to the short-term nature of its performance obligations.

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

Honor Worldwide Logistics, LLC

Through its wholly-owned subsidiary, Janel Group, Inc. (“Janel Group”), the Company acquired the membership interests of Honor Worldwide Logistics LLC (“Honor”) on November 20, 2018 in a transaction pursuant to which Honor became a direct wholly-owned subsidiary of Janel Group and an indirect wholly-owned subsidiary of the Company. The acquisition of Honor was funded with cash provided by normal operations along with a subordinated promissory note. Honor provides global logistics services with two U.S. locations and expands the domestic network of the Company's Global Logistics Services segment. The results of operations for Honor are reflected in the Global Logistics Services reporting segment.

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

3.	INVENTORY

Inventories consisted of the following:

	June 30, 2019	September 30, 2018
Finished Goods	$1,095	$1,241
Work-in-Process	300	286
Raw Materials	988	888
Less - Reserve for Inventory Valuation	(26)	(24)
Inventory, Net	$2,357	$2,391

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	June 30, 2019	September 30, 2018	Life
Building and Improvements	$2,551	$2,366	15-30 Years
Land and Improvements	835	823	Indefinite
Furniture & Fixtures	225	211	3-7 Years
Computer Equipment	367	323	3-5 Years
Machinery & Equipment	959	942	3-15 Years
Leasehold Improvements	181	181	Shorter of Lease Term or Asset Life
	5,118	4,846
Less: Accumulated Depreciation	(1,242)	(1,059)
	3,876	$3,787

Depreciation expense for the nine months ended June 30, 2019 and 2018 was $229 and $75, respectively.

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	June 30, 2019	September 30, 2018	Life
Customer Relationships	$13,032	$12,052	15-20 Years
Trademarks / Names	2,141	2,118	20 Years
Other	708	656	2-5 Years
	15,881	14,826
Less: Accumulated Amortization	(3,152)	(2,479)
	$12,729	$12,347

Amortization expense for the nine months ended June 30, 2019 and 2018 was $674 and $594, respectively.

6.	NOTES PAYABLE - BANKS

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

At June 30, 2019, outstanding borrowings under the Santander Facility were $10,449, representing 61.5% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 5.75%. As of May 1, 2019, Santander had granted the Janel Group Borrowers a one-time waiver until July 31, 2019 for an event of default related to the delivery of the audited financial statements for the fiscal year ended September 30, 2018.  Other than as specifically referenced above, the Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of June 30, 2019.

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

As of June 30, 2019, there were no outstanding borrowings under the revolving loan and $1,828 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 6.01%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both June 30, 2019 and September 30, 2018.

	June 30, 2019	September 30, 2018
Long Term Debt *	$1,828	$2,713
Less Current Portion	(857)	(857)
	$971	$1,856
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

As of June 30, 2019, the total amount outstanding under the Senior Secured Term Loan was $1,985, of which $1,943 is included in long-term debt and $42 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

	June 30, 2019	September 30, 2018
Long Term Debt *	$1,985	$2,015
Less Current Portion	(42)	(40)
	$1,943	$1,975
*Note: Long Term Debt is due in monthly installments of $12 plus monthly interest, at 5.28% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at June 30, 2019 and September 30, 2018.

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

As of June 30, 2019 and September 30, 2018, amounts outstanding under the two AB HoldCo Subordinated Promissory Notes were $47 and $297.

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and increased by 1% beginning on January 1, 2019.  Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2018 and 2017 was 5% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $12,399 and $11,966 as of June 30, 2019 and September 30, 2018, respectively. The change in terms were deemed to be substantial from a quantitative perspective (greater than 10% change in the present value of future cash flows) as well as qualitatively when considering the change in the form of the security from original issuance through October 17, 2017. The fair value prior to modification was $8,224 and $6,912 after modification, for a change of $1,312. In accordance with FASB’s Topic ASC 260, “Earnings Per Share,” this incremental benefit is treated as an adjustment to EPS for common stockholders. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes in a manner similar to a dividend.

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

For the nine months ended June 30, 2019 and 2018, the Company declared dividends on Series C Stock of $420 and $308, respectively.

(B)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the "2017 Plan") pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company's Compensation Committee of the board of directors. The 2017 Plan was amended and restated on May 8, 2018, as discussed in more detail in note 9.

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

Total stock-based compensation for the nine months ended June 30, 2019 and 2018 amounted to $251 and $432, respectively, and was included in selling, general and administrative expense in the Company's statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Nine Months Ended June 30, 2019
Risk-free Interest Rate	3.04%
Expected Option Term in Years	5.5-6.5
Expected Volatility	95.4% - 98.8%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$5.87 - $6.29

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2018	112,798	$5.09	6.9	$357.10
Granted	7,500	$7.75	9.3	$15.38
Exercised	(9,461)	$7.63	-	$-
Outstanding Balance at June 30, 2019	110,837	$5.05	6.2	$526.24
Exercisable on June 30, 2019	95,124	$4.57	5.8	$497.82

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company's common stock at June 30, 2019 of $9.80 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2019, there was approximately $36 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

There were no non-employee options awarded during the nine month period ended June 30, 2019.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2018	51,053	$7.58	8.8	$31.84
Granted	-	$-	-	$-
Outstanding Balance at June 30, 2019	51,053	$7.58	8.1	$113.52
Exercisable on June 30, 2019	19,036	$7.21	8.0	$49.28

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at June 30, 2019, of $9.80 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2019, there was approximately $62 of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

Additionally, during the nine months ended June 30, 2019, 6,812 options were granted with respects to Indco's common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco's share-based awards. In applying this model, the Company used the following assumptions:

Nine Months Ended June 30, 2019
Risk-free Interest Rate	3.04%
Expected Option Term in Years	5.5 - 6.5
Expected Volatility	95.4% - 98.8%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$9.19 - $9.85

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2018	25,321	$7.97	7.90	$105.36
Granted	6,812	$12.13	9.30	$-
Outstanding Balance at June 30, 2019	32,133	$8.85	7.60	$105.36
Exercisable on June 30, 2019	20,825	$7.08	6.90	$105.09

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco's common stock at June 30, 2019 of $12.13 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The compensation cost related to these options was approximately $78 and $172 for the nine months ended June 30, 2019 and fiscal year ended September 30, 2018, respectively, and is included in other liabilities in the consolidated financial statement.  The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

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

As of June 30, 2019, there was approximately $56 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(B)	Restricted Stock

During the nine months ended June 30, 2019, there were no shares of restricted stock granted. Under the Amended 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company's financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the Amended 2017 Plan for the nine months ended June 30, 2019:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Unvested at September 30, 2018	10,000	$8.01
Vested	(5,000)	$8.01
Unvested at June 30, 2019	5,000	$8.01

As of June 30, 2019, there was approximately $12 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

The following table summarizes the status of our non-employee unvested restricted stock under the Amended 2017 Plan for the nine months ended June 30, 2019:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Unvested at September 30, 2018	30,000	$8.03
Vested	(3,333)	$8.01
Unvested at June 30, 2019	26,667	$8.04

As of June 30, 2019, there was approximately $63 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

As of June 30, 2019, included in accrued expenses and other current liabilities was $235 which represents 28,333 shares of restricted stock that vested but were not issued.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share ("EPS") computations for the three and nine months ended June 30, 2019 and 2018 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Income:
Net income (loss)	$(30)	$(17)	$689	$(54)
Gain on extinguishment of Preferred Stock Series C Dividends	-	-	-	1,312
Preferred stock dividends	(150)	(111)	(420)	(308)
Net Income (loss) availible to common stockholders	$(180)	$(128)	$269	$950

Common Shares:
Basic - weighted average common shares	852,071	576,285	849,104	569,181
Effect of dilutive securities:
Stock options	-	-	56,697	-
Restricted stock	-	-	20,319	-
Convertible preferred stock	-	-	12,710	-
Diluted - weighted average common stock	$852,071	$576,285	$938,830	$569,181

Income per Common Share:
Basic -
Net income (loss)	$(0.04)	$(0.03)	$0.81	$(0.09)
Gain on extinguishment of Preferred Stock Series C Dividends	-	-	-	2.31
Preferred stock dividends	(0.18)	(0.19)	(0.49)	(0.54)
Net Income (loss) availible to common stockholders	$(0.22)	$(0.22)	$0.32	$1.67

Diluted -
Net income (loss)	$(0.04)	$(0.03)	$0.73	$(0.09)
Gain on extinguishment of Preferred Stock Series C Dividends	-	-	-	2.31
Preferred stock dividends	(0.18)	(0.19)	(0.45)	(0.54)
Net income (loss) availible to common stockholders	$(0.22)	$(0.22)	$0.28	$1.67

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were no anti-dilutive shares for the nine month periods ended June 30, 2019 and 2018.

Potentially dilutive securities as of June 30, 2019 and 2018 are as follows:

	June 30,
	2019	2018
Employee Stock Options	110,837	112,798
Non-employee Stock Options	51,053	51,053
Employee Restricted Stock	5,000	10,000
Non-employee Restricted Stock	26,667	41,666
Warrants	-	250,000
Convertible Preferred Stock	12,710	12,710
	206,267	478,227

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

11.	INCOME TAXES

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

The Company's estimated fiscal 2019 blended U.S. federal statutory corporate income tax rate of 26.1% was applied in the computation of the income tax provision for the three months ended June 30, 2019. The Company applied an effective income tax rate of 141.1% and 34.1% in computing the income tax provision for the three and nine months ended June 30, 2019.

12.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company had the following two reportable segments at September 30, 2018: Global Logistics Services and Manufacturing. Effective October 1, 2018, the Company realigned its Manufacturing segment, which was separated into two segments named Manufacturing and Life Sciences.  Accordingly, the Company now operates in three reportable segments: 1) Global Logistics Services, 2) Manufacturing and 3) Life Sciences, supported by a corporate group which conducts activities that are non-segment specific. The following tables presents selected financial information about the Company's reportable segments for the three and nine months ended June 30, 2019:

For the three months ended June 30, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$20,311	$16,708	$2,419	$1,184	$-
Forwarding expenses and cost of revenues	14,225	12,872	1,066	287	-
Gross profit	6,086	3,836	1,353	897	-
Selling, general and administrative	5,600	3,600	492	795	713
Amortization of intangible assets	230	-	-	-	230
Income (loss) from Operations	256	236	861	102	(943)
Interest expense (income)	183	127	31	27	(2)
Identifiable assets	55,266	20,672	2,753	6,566	25,275
Capital expenditures	50	-	26	24	-

For the nine months ended June 30, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$63,607	$52,378	$6,952	$4,277	$-
Forwarding expenses and cost of revenues	44,664	40,247	3,076	1,341	-
Gross profit	18,943	12,131	3,876	2,936	-
Selling, general and administrative	16,681	10,220	2,167	2,226	2,068
Amortization of intangible assets	674	-	-	-	674
Income (loss) from Operations	1,588	1,911	1,709	710	(2,742)
Interest expense (income)	543	352	107	91	(7)
Identifiable assets	55,266	20,672	2,753	6,566	25,275
Capital expenditures	303	16	67	220	-

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As of June 30, 2018, the Company operated in two reportable segments, Global Logistics Services and Manufacturing, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company's reportable segments for the three and nine months ended June 30, 2018:

For the three months ended June 30, 2018	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$17,669	$15,238	$2,148	$283	$-
Forwarding expenses and cost of revenues	12,422	11,482	826	114	-
Gross profit	5,247	3,756	1,322	169	-
Selling, general and administrative	5,031	2,985	865	117	1,064
Amortization of intangible assets	200	-	-	-	200
Income (loss) from Operations	16	771	457	52	(1,264)
Interest expense (income)	107	70	39	-	(2)
Identifiable assets	48,600	16,572	1,805	6,067	24,156
Capital expenditures	59	46	13	-	-

For the nine months ended June 30, 2018	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$48,318	$41,787	$6,167	$364	$-
Forwarding expenses and cost of revenues	33,640	31,112	2,374	154	-
Gross profit	14,678	10,675	3,793	210	-
Selling, general and administrative	13,911	8,769	2,533	148	2,461
Amortization of intangible assets	594	-	-	-	594
Income (loss) from Operations	173	1,906	1,260	62	(3,055)
Interest expense (income)	341	205	138	-	(2)
Identifiable assets	48,600	16,572	1,805	6,067	24,156
Capital expenditures	97	46	51	-	-

13.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14.	SUBSEQUENT EVENTS

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

Through Aves, the Company acquired the membership interests of IgG, LLC (“IgG”) on July 1, 2019 in a transaction pursuant to which IgG became a direct wholly-owned subsidiary of Aves and an indirect wholly-owned subsidiary of the Company.

Through Aves, the Company completed a business combination whereby we acquired all of the equity interests of PhosphoSolutions, LLC and all of the stock of PhosphoSolutions, Inc, (collectively “Phospho”) on September 6, 2019. The acquisition of Phospho was funded with cash provided by normal operations.

The aggregate purchase price for the IgG and Phospho acquisitions was $4,243, net of $13 of cash received.

Both the IgG and Phospho acquisitions were completed primarily to expand our product offerings in Life Sciences.

Effective November 18, 2019, Antibodies modified and refinanced its existing credit facilities with First Northern Bank.  The existing Senior Secured Term loan was increased to $2,235, the initial interest rate decreased to 4.18%, and the maturity date was extended to November 14, 2029, with all other terms, covenants and conditions substantially unchanged.   The existing Revolving Credit Facility was expanded to $500, the interest rate decreased to 6.0%, and the maturity date was extended to October 1, 2020, with all other terms, covenants and conditions substantially unchanged.  Additionally, Antibodies entered into a new Business Loan Agreement (“Solar Loan”) provided for a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property.  The initial interest rate on the facility is 4.43%, subject to adjustment in five years.

The terms, covenants and conditions for the Solar Loan are substantially similar to that of the Senior Secured Term Loan and Revolving Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto as of and for the three and nine months ended June 30, 2019, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, "we," “us”, "our," "Janel," "the Company," "Registrant" and similar words refer to Janel Corporation and its Subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain forward-looking statements that reflect management's current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words "may," "will," "intends," "plans," projects," "believes," "should," "expects," "predicts," "anticipates," "estimates," and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management's best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; litigation, indemnification claims and other unforeseen claims and liabilities that may arise from an acquisitions; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; the material weaknesses identified in our internal control over financial reporting; our dependence on key employees; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; competition faced by our global logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our global logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our global logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, or increase in the cost, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock. For a more detailed discussion of these factors, see our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Manufacturing

The Company's Manufacturing segment is comprised of Indco, Inc. ("Indco”). Indco is a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as other larger customers for which Indco fulfills repetitive production orders.

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

Through Aves, the Company acquired the membership interests of IgG, LLC (“IgG”) on July 1, 2019 and the equity interests of PhosphoSolutions, Inc. (“Phospho”) on September 6, 2019. Both IgG and Phospho acquisitions were completed primarily to expand our product offering in Life Sciences.

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

The Company typically satisfies its performance obligations as services are rendered at a point in time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed at a point in time during the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to-two-month period.

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

We believe that net revenue and adjusted operating income provide useful information in understanding and evaluating our operating results in the same manner as management. However, net revenue and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenue, operating income or any other operating performance measures calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

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

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Operating income	$256	$16	$1,588	$173
Amortization of intangible assets (1)	230	200	674	594
Stock-based compensation (2)	93	162	329	578
Amortization of acquired inventory valuation (3)	66	-	195	-
Adjusted operating income	$645	$378	$2,786	$1,345

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

Results of Operations – Janel Corporation – Three Months Ended June 30, 2019 and 2018

The following table sets forth our corporate group expenses:

	Three Months Ended June 30,
(in thousands)	2019	2018
Corporate expenses	$557	$575
Amortization of intangible assets	230	200
Stock-based compensation	93	162
Merger and acquisition expenses	63	327
Total corporate expenses	$943	$1,264

Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $321 to $943, or 25.4% in the three months ended June 30, 2019 as compared to $1,264 for the three months ended June 30, 2018. The decrease was due primarily to higher accounting related professional expenses in the prior year and lower stock-based compensation expense and lower merger related expenses for the quarter.

Amortization of Intangible Assets

For the three months ended June 30, 2019 and 2018, corporate amortization expenses were $230 and $200, respectively, an increase of $30, or 15.0%. The increase was primarily related to the acquisitions of Aves, Antibodies, Honor and Sea Cargo.

Interest Expense

Interest expense for the consolidated Company increased $76, or 71.1%, to $183 for the three months ended June 30, 2019 from $107 for the three months ended June 30, 2018. The increase was due primarily to our new senior secured term loan facility and subordinated promissory notes in connection with the Antibodies and Honor acquisitions, partially off-set by a lower debt level at the manufacturing segment.

Income Taxes

On a consolidated basis, the Company recorded an income tax expense of $103 for the three months ended June 30, 2019, as compared to an income tax benefit of $74 for the three months ended June 30, 2018. The increase was primarily due to increase in pretax income. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include the Company's Series A Convertible Preferred Stock (the “Series A Stock”) and dividends accrued but not paid on the Company's Series C Cumulative Preferred Stock (the "Series C Stock"). For the three months ended June 30, 2019 and 2018, preferred stock dividends were $150 and $111, respectively. The increase of $39, or 35.1%, was the result of a higher number of shares of Series C Stock outstanding to support acquisitions and the increase in dividend rate as of January 1, 2019 to 6%. All outstanding shares of Series A Stock were repurchased by the Company on September 24, 2018 and retired on September 27, 2018. See note 8 to the consolidated financial statements for additional information.

Net Income (Loss)

Net loss was ($30), or ($0.04) per diluted share, for the three months ended June 30, 2019 compared to a loss of ($17), or ($0.03) per diluted share, for the three months ended June 30, 2018. The increase was primarily due higher income tax expense.

Income (Loss) Available to Common Stockholders

Loss available to holders of common shares ("Common Stockholders") was ($180), or ($0.22) per diluted share, for the three months ended June 30, 2019 compared to a loss of ($128), or ($0.22) per diluted share, for the three months ended June 30, 2018. The decrease primarily was due to the amendment on October 17, 2017 to the annual dividend rate, as discussed in note 8 to the consolidated financial statements, which was treated as a gain on extinguishment for accounting purposes. The fair value prior to and after modification was $8,224 and $6,912, respectively, for a change of $1,312. In accordance with ASC 260 Earnings Per Share, this incremental benefit was treated as an adjustment to earnings per share for Common Stockholders.

Results of Operations – Segment Financial Results – Three and Nine Months Ended June 30, 2019 and 2018

The following table sets forth our segment financial results:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue:
Global Logistics Services	$16,708	$15,238	$52,378	$41,787
Manufacturing	2,419	2,148	6,952	6,167
Life Sciences	1,184	283	4,277	364
Total Revenues	20,311	17,669	63,607	48,318

Gross Profit:
Global Logistics Services	3,836	3,756	12,131	10,675
Manufacturing	1,353	1,322	3,876	3,793
Life Sciences	897	169	2,936	210
Total gross profit	6,086	5,247	18,943	14,678

Income from Operations:
Global Logistics Services	236	771	1,911	1,906
Manufacturing	861	457	1,709	1,260
Life Sciences	102	52	710	62
Total income from operations by segment	1,199	1,280	4,330	3,228

Corporate administrative expense	(713)	(1,064)	(2,068)	(2,461)
Amortization expense	(230)	(200)	(674)	(594)
Interest expense	(183)	(107)	(543)	(341)
Net income (loss) before taxes	73	(91)	1,045	(168)
Income taxes (benefit)	(103)	74	(356)	114
Net income (loss)	$(30)	$(17)	$689	$(54)

Results of Operations - Global Logistics Services – Three Months Ended June 30, 2019 and 2018

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Three Months Ended June 30,
(in thousands)	2019	2018
Revenue	$16,708	$15,238
Forwarding expense	12,872	11,482
Gross profit	$3,836	$3,756
Gross profit margin	23%	25%
Income from Operations	$236	$771

Revenue

Total revenue for the three months ended June 30, 2019 was $16,708, as compared to $15,238 for the three months ended June 30, 2018, an increase of $1,470 or 9.7%. The increase in revenue was largely due to the inclusion of the acquisitions of Honor and Sea Cargo as compared to the prior year period, offset by lower transportation prices and an approximate high single-digit organic decline for the quarter in our base of business as customers moved freight prior to new proposed governmental trade policies.

Forwarding Expenses

Forwarding expenses for the three months ended June 30, 2019 increased by $1,390, or 12.1%, to $12,872 as compared to $11,482 for the three months ended June 30, 2018. Forwarding expenses as a percentage of revenue were 77.0% and 75.4% for the three months ended June 30, 2019 and June 30, 2018, respectively. Similar to the revenue increase, the increase in forwarding expenses primarily was due to acquisitions and higher purchased transportation expenses.

Net Revenue

Net revenue for the three months ended June 30, 2019 was $3,836, an increase of $80, or 2.1%, as compared to $3,756 for the three months ended June 30, 2018. This increase was mainly the result of additional net revenue from the acquisitions discussed above, which were not included in the prior year, offset by an approximate high single digit organic decline for the quarter in our base of business as customers moved freight prior to new proposed governmental trade policies. Net revenue as a percentage of gross revenue declined to 23.0% versus 24.7% the prior year due to the mix of business and lower freight rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were $3,600, as compared to $2,985 for the three months ended June 30, 2018. This increase of $615, or 20.6%, was largely attributed to the additional expenses from businesses acquired versus the prior year period. As a percentage of revenue, selling, general and administrative expenses were 21.6% and 19.6% of revenue for the three months ended June 30, 2019 and 2018, respectively.

Income from Operations

Income from operations before income taxes decreased to $236 for the three months ended June 30, 2019, as compared to $771 for the three months ended June 30, 2018, a decrease of $535, or 69.4%. Income from operations declined as a result of the shift in volume due to tariff-driven volume shifts more than offset acquisition contributions. Our operating margin as a percentage of net revenue for the three months ended June 30, 2019 was 6.2%, versus 20.5% in the prior year period.

Results of Operations - Manufacturing – Three Months Ended June 30, 2019 and 2018

The Company's Manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended June 30,
(in thousands)	2019	2018
Revenue	$2,419	$2,148
Gross profit	$1,353	$1,322
Gross profit margin	56%	62%
Income from Operations	$861	$457

Revenue

Total revenue was $2,419 and $2,148 for the three months ended June 30, 2019 and 2018, respectively, an increase of 12.6%. The revenue growth reflected strong growth across the business.

Cost of Sales

Cost of sales was $1,066 and $826 for the three months ended June 30, 2019 and 2018, respectively, an increase of $240, or 29.1%, due to increased sales and mix of business.

Gross Profit and Margin

Gross profit was $1,353 and $1,322 for the three months ended June 30, 2019 and 2018, respectively. Gross profit margin for the three months ended June 30, 2019 declined to 55.9%, compared to 61.5% for the three months ended June 30, 2018, due to product mix shifting to some lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $492 and $865 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $373 or 43.1%. Selling, general and administrative expenses at Indco decreased as a percentage of revenue due to strong revenue growth and expense control and unusual items experienced during the prior year period related to subsidiary level stock-based compensation expenses and items related to a special dividend that did not recur.

Income from Operations

Income from operations of $861 for the three months ended June 30, 2019 increased 88.4% compared to $457 for the three months ended June 30, 2018. Operating profit increased due to strong business growth, lower subsidiary level stock-based compensation expense and items related to a special dividend in the prior year that did not recur.

Results of Operations – Life Sciences – Three Months Ended June 30, 2019 and 2018

The Company's Life Sciences segment comprises two life science businesses we acquired through the acquisitions of Aves and Antibodies, both of which manufacture high-quality antibodies and other immunoreagents for biomedical research.

Life Sciences – Selected Financial Information:

	Three Months Ended June 30,
(in thousands)	2019	2018
Revenue	$1,184	$283
Gross profit	$897	$169
Gross profit margin	76%	60%
Income from Operations	$102	$52

The Life Sciences segment began to be reported as a segment beginning with the three-month period ended December 31, 2018. Aves was acquired on March 5, 2018, and Antibodies was acquired on June 22, 2018.

Revenue

Total revenue was $1,184 and $283 for the three months ended June 30, 2019 and 2018, respectively, an increase $901 or 318.4%.

Cost of Sales

Cost of sales was $287 and $114 for the three months ended June 30, 2019 and 2018, respectively, an increase of $173 or 151.6%

Gross Profit and Margin

Gross profit was $897 and $169 for the three months ended June 30, 2019 and 2018, respectively, an increase of $728 or 430.8%. Gross profit and margins increased due to acquisitions. In the three months ended June 30, 2019 and 2018, the Life Sciences segment had gross profit margins of 75.8% and 59.7%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $795 and $117 for the three months ended June 30, 2019 and 2018, respectively.

Income from Operations

Income from operations for the three months ended June 30, 2019 and 2018 was $102 and $50, or 39.8% and 18.4%, respectively, of segment revenue.

Results of Operations – Janel Corporation – Nine Months Ended June 30, 2019 and 2018

The following table sets forth our corporate group expenses:

	Nine Months Ended June 30,
(in thousands)	2019	2018
Corporate expenses	$1,602	$1,431
Amortization of intangible assets	674	594
Stock-based compensation	329	578
Merger and acquisition expenses	137	452
Total corporate expenses	$2,742	$3,055

Expenses

Corporate expenses increased to $1,602 versus $1,431 in the prior year period due to an increase in professional expenses related to our audit. Total corporate expenses decreased by $313 to $2,742, or 10.3%, in the nine months ended June 30, 2019 as compared to $3,055 for the nine months ended June 30, 2018 primarily due to lower stock-based compensation and merger and acquisition expenses.

Amortization of Intangible Assets

For the nine months ended June 30, 2019 and 2018, corporate amortization expenses were $674 and $594, respectively, an increase of $80, or 13.5%. The increase was primarily related to the acquisitions of Aves, Antibodies, Honor and Sea Cargo.

Interest Expense

Interest expense for the consolidated Company increased by $202, or 59.4%, to $543 for the nine months ended June 30, 2019 from $341 for the nine months ended June 30, 2018. The increase was due primarily to our new senior secured term loan facility and subordinated promissory notes in connection with the Antibodies and Honor acquisitions, partially off-set by a lower debt level at the manufacturing segment.

Income Taxes

On a consolidated basis, the Company recorded an income tax expense of $356 for the nine months ended June 30, 2019, as compared to an income tax benefit of $114 for the nine months ended June 30, 2018.

The increase was primarily due to increased pretax income, partially off-set by a related one-time income tax benefit of $49 due to the new tax rate change during the nine-month period ended June 30, 2018. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include the Company's Series A Stock and dividends accrued but not paid on the Company's Series C Stock.  For the nine months ended June 30, 2019 and 2018, preferred stock dividends were $420 and $308, respectively. The increase of $112, or 36.4%, was the result of a higher number of shares of Series C Stock outstanding to support acquisitions and increase in dividend rate as of January 1, 2019 to 6%. All outstanding shares of Series A Stock were repurchased by the Company on September 24, 2018 and retired on September 27, 2018. See note 8 to the consolidated financial statements for additional information.

Net Income (Loss)

Net income was $689, or $0.73 per diluted share, for the nine months ended June 30, 2019 compared to a loss of ($54), or ($0.09) per diluted share, for the nine months ended June 30, 2018. The increase was primarily due to the increase in operating profits from each of our segments and the inclusion of our new Life Sciences segment, off-set by higher income tax expense.

Income Available to Common Stockholders

Income available to Common Stockholders was $269, or $0.28 per diluted share, for the nine months ended June 30, 2019 compared to $950, or $1.67 per diluted share, for the nine months ended June 30, 2018. The decrease primarily was due to the amendment on October 17, 2017 to the annual dividend rate, as discussed in note 8 to the consolidated financial statements, which was treated as a gain on extinguishment for accounting purposes. The fair value prior to and after modification was $8,224 and $6,912, respectively, for a change of $1,312. In accordance with ASC 260 Earnings Per Share, this incremental benefit was treated as an adjustment to earnings per share for Common Stockholders.

Results of Operations - Global Logistics Services – Nine Months Ended June 30, 2019 and 2018

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Nine Months Ended June 30,
(in thousands)	2019	2018
Revenue	$52,378	$41,787
Forwarding expense	40,247	31,112
Gross profit	$12,131	$10,675
Gross profit margin	23%	26%
Income from Operations	$1,911	$1,906

Revenue

Total revenue for the nine months ended June 30, 2019 was $52,378, as compared to $41,787 for the nine months ended June 30, 2018, an increase of $10,591 or 25.4%. The increase in revenue was largely due to the inclusion of the acquisitions of Honor and Sea Cargo as compared to the prior year period and higher transportation prices. The business also experienced strong organic growth early in the fiscal year as customers moved freight prior to new proposed governmental trade policies.

Forwarding Expenses

Forwarding expenses for the nine months ended June 30, 2019 increased by $9,135, or 29.4%, to $40,247 as compared to $31,112 for the nine months ended June 30, 2018. Forwarding expenses as a percentage of revenue were 76.8% and 74.5% for the nine months ended June 30, 2019 and June 30, 2018, respectively. Similar to the revenue increase, the increase in forwarding expenses primarily was due to acquisitions, higher purchased transportation expenses and an increase in our base of business.

Net Revenue

Net revenue for the nine months ended June 30, 2019 was $12,131, an increase of $1,456 or 13.6%, as compared to $10,675 for the nine months ended June 30, 2018. This increase was mainly the result of additional net revenue from the acquisitions discussed above, which were not included in the prior year, and low single-digit organic growth in our base business. Net revenue as a percentage of gross revenue declined to 23.2% versus 25.5% the prior year due to the mix of business and higher freight rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2019 were $10,220, as compared to $8,769 for the nine months ended June 30, 2018. This increase of $1,451, or 16.5%, was largely attributed to the additional expenses from businesses acquired versus the prior year period. As a percentage of revenue, selling, general and administrative expenses were 19.5% and 21.0% of revenue for the nine months ended June 30, 2019 and 2018, respectively.

Income from Operations

Income from operations before income taxes increased to $1,911 for the nine months ended June 30, 2019, as compared to $1,906 for the nine months ended June 30, 2018, an increase of $5, or 0.3%. Income from operations grew slower than net revenue as acquisition benefits were more than offset by an increased investment in growth initiatives. Our operating margin as a percentage of net revenue for the nine months ended June 30, 2019 was 15.8%, versus 21.0% in the prior year period.

Results of Operations - Manufacturing – Nine Months Ended June 30, 2019 and 2018

The Company's Manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Nine Months Ended June 30,
(in thousands)	2019	2018
Revenue	$6,952	$6,167
Gross profit	$3,876	$3,793
Gross profit margin	56%	62%
Income from Operations	$1,709	$1,260

Revenue

Total revenue was $6,952 and $6,167 for the nine months ended June 30, 2019 and 2018, respectively, an increase of 12.7%. The revenue growth reflected strong growth across the business.

Cost of Sales

Cost of sales for the nine months ended June 30, 2019 and 2018 was $3,076 and $2,374, respectively, an increase of $702 or 29.6% due to increased sales and mix of business.

Gross Profit and Margin

Gross profit was $3,876 and $3,793 for the nine months ended June 30, 2019 and 2018, respectively. Gross profit margin for the nine months ended June 30, 2019 decreased to 55.8% compared to 61.5% for the nine months ended June 30, 2018 due to product mix shifting to some lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,167 and $2,533 for the nine months ended June 30, 2019 and 2018, respectively, a decrease of $366 or 14.5%. Selling, general and administrative expenses at Indco decreased as a percentage of revenue due to strong revenue growth and expense control and unusual items experienced during the prior year period related to subsidiary level stock-based compensation expense and items related to a special dividend that did not recur.

Income from Operations

Income from operations of $1,709 for the nine months ended June 30, 2019 increased 35.6% compared to $1,260 for the nine months ended June 30, 2018. Operating profit increased due to strong business growth, lower subsidiary level stock-based compensation expense and items related to a special dividend in the prior year that did not recur.

Results of Operations – Life Sciences – Nine Months Ended June 30, 2019 and 2018

The Company's Life Sciences segment comprises two life science businesses that we acquired through the acquisitions of Aves and Antibodies, both of which manufacture high-quality antibodies and other immunoreagents for biomedical research.

Life Sciences – Selected Financial Information:

	Nine Months Ended June 30,
(in thousands)	2019	2018
Revenue	$4,277	$364
Gross profit	$2,936	$210
Gross profit margin	69%	58%
Income from Operations	$710	$62

The Life Sciences segment began to be reported as a segment beginning with the three-month period ended December 31, 2018. Aves was acquired on March 5, 2018, and Antibodies was acquired on June 22, 2018.

Revenue

Total revenue was $4,277 and $364 for the nine months ended June 30, 2019 and 2018, respectively.

Cost of Sales

Cost of sales was $1,341 and $154 for the nine months ended June 30, 2019 and 2018, respectively.

Gross Profit and Margin

Gross profit was $2,936 and $210 for the nine months ended June 30, 2019 and 2018, respectively. In the nine months ended June 30, 2019, the Life Sciences segment had gross profit margins of 68.7% versus 57.7% the prior year. Gross profit and margins increased due to acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,226 and $148 for the nine months ended June 30, 2019 and 2018, respectively.

Income from Operations

Income from operations for the nine months ended June 30, 2019 and 2018 was $710 and $62, respectively, or 16.6% and 17.0% of segment revenue.

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

As of June 30, 2019, the Company's cash and working capital deficiency (current assets minus current liabilities) were $1,362 and $7,460, respectively, as compared to $585 and $6,587 as of September 30, 2018. The increase is considered nominal, representing relatively stable collections from customers and payments of vendors.

Janel's cash flow performance for the three months ended June 30, 2019 is not necessarily indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities for the nine months ended June 30, 2019 and 2018 was $3,219 and $1,118, respectively. The increase in cash provided by operations for the nine months ended June 30, 2019 was driven principally by higher net income and improved working capital.

Cash flows from investing activities

Net cash used in investing activities totaled $2,238 for the nine months ended June 30, 2019, versus $6,907 for the prior year period. During the nine months ended June 30, 2019, the Company used $1,935 for two acquisitions, net of cash acquired. The Company also used $303 for the acquisition of property and equipment for the nine months ended June 30, 2019 versus $97 for the nine months ended June 30, 2018.

Cash flows from financing activities

Net cash used in financing activities was $204 for the nine months ended June 30, 2019, versus $5,319 provided by financing activities for the nine months ended June 30, 2018. Net cash used in financing activities for the nine months ended June 30, 2019 primarily included funds used to repay debt. Net cash provided by financing activities for the nine months ended June 30, 2018 period primarily funded our acquisition efforts.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because a material weaknesses in the Company’s internal control over financial reporting existed at September 30, 2018 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  These material weaknesses in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

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

Our management performed analyses, substantive procedures and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Form 10-Q as of June 30, 2019 are fairly presented, in all material respects, and in conformity with U.S. GAAP.

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

There were no unregistered sales of equity securities during the three months ended June 30, 2019. In addition, there were no shares of common stock purchased by us during the three months ended June 30, 2019.

ITEM 6.	EXHIBIT INDEX

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for the three and nine months ended June 30, 2019 and 2018 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018, (ii) Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, (iii) Consolidated Statement of Changes in Stockholders' Equity for the nine months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 16, 2019	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 16, 2019	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary