Form 10-K
period 2019-09-30
JANEL CORP
filed 2020-01-28
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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

The aggregate market value of the registrant’s common stock, $0.001 par value (“Common Stock”), held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Over-The-Counter (OTC) market on March 31, 2019, was $2,458,926.

The number of shares of the registrant’s Common Stock outstanding as of January 28, 2020 was 887,412.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified by the use of the words "may," "will," "intends," "plans," projects," "believes," "should," "expects," "predicts," "anticipates," "estimates," and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management's best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; litigation, indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; the material weaknesses identified in our internal control over financial reporting; our dependence on key employees; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; competition faced by our global logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our global logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our global logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, or increase in the cost, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Our Business

Janel Corporation (“Janel,” the “Company” or the “Registrant”) is a holding company with subsidiaries in three business segments: Global Logistics Services, Manufacturing and Life Sciences. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

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

Janel and its consolidated subsidiaries employ 174 full-time people in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good.

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

On November 20, 2018, the Company completed a business combination whereby we acquired the membership interest of Honor Worldwide Logistics, LLC (“Honor”), a global logistics services provider with two U.S. locations.

On October 17, 2018, the Company completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with one U.S. location.

On January 3, 2018, the Company acquired Global Trading Resources, Inc. (“GTRI”), a full-service cargo transportation logistics management service provider.

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

Life Sciences

The Company’s Life Sciences segment is comprised of Aves Labs, Inc. ("Aves"), Antibodies Incorporated ("Antibodies"), IgG, LLC (IgG”) and PhosphoSolutions, LLC (“Phospho”), which are wholly-owned subsidiaries of the Company. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (OEM) basis.

On July 1, 2019, we acquired the membership interests of a life sciences company to expand our product offerings in Life Sciences.

On June 22, 2018, the Company acquired all the common stock of Antibodies.

On March 5, 2018, the Company acquired all of the common stock of Aves.

Our Business Segments

We have three reportable segments: Global Logistics Services, Manufacturing and Life Sciences.

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

Our Global Logistics Services revenue is greatly influenced by the price of transportation services and other items such as fuel prices. We and others in the industry, therefore, tend to track net revenue, which is a non-GAAP measure calculated as total revenues less forwarding expenses attributable to our Global Logistics Services segment. We consider net revenue to be our primary performance measurement. Accordingly, the discussion of our results of operations focuses on the changes in our net revenues. For further detail, see the section titled “Non-GAAP Financial Measures” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the fiscal year ended September 30, 2019, Janel Group handled approximately 57,000 individual import and export shipments originating or terminating in countries around the world. Approximately 44% of the gross revenue from these activities related to ocean import and export, 24% to freight forwarding, 20% to air import and export and the remainder to custom brokerage. Janel Group had no customers that accounted for more than 10% of Janel Corporation’s total revenue in fiscal 2019.

Based upon net revenue, our customers are diverse, with the largest individual customer accounting for about 4% of net revenues and the top ten customers accounting for 25% of net revenues during fiscal 2019. For our service offerings by net revenues, during the fiscal year ended September 30, 2019, 49% related to customs brokerage, 19% to freight forwarding, 18% to ocean import and export and 14% to air import and export.

Janel Group operates out of thirteen leased, full-service locations in the United States: Lynbrook, New York (headquarters, operations and accounting); Lynnfield (Boston), Massachusetts; Pawtucket (Providence), Rhode Island; Edison (Newark), New Jersey; Essington (Philadelphia), Pennsylvania; Atlanta, Georgia; Elk Grove Village (Chicago), Illinois; Tucson, Arizona; Torrance (Los Angeles), California; Daly City (San Francisco), California; Portland, Oregon; Houston, Texas and North Charleston (Charleston) South Carolina. Janel Group maintains a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

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

Risk Management and Insurance

As a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability above minimum industry standards in our international freight forwarding, ocean transportation or air freight businesses on international or domestic air shipments. With regards to international freight forwarding, ocean transportation and international domestic air freight shipments, we offer our customers the option to purchase shippers’ insurance coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and typically contract for warehousing services from companies that provide us the same degree of coverage.

We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with an umbrella policy.

Manufacturing

The Company’s Manufacturing segment is comprised of Indco, Inc. (“Indco”) which is a majority-owned subsidiary of the Company. Indco manufactures and distributes mixing equipment and apparatus for specific applications within various industries.

Indco’s headquarters and manufacturing operations are located in a single leased facility in New Albany, Indiana.

Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include over 2,500 standard product configurations, both manufactured and distributed, available for order from Indco’s website and its print catalog, mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2019, Indco made approximately 5,400 individual shipments to customers. In fiscal 2019, approximately 85% of Indco’s revenue came from manufacturing activity. The remainder of its revenue came from non-manufactured product distribution activity. Indco’s revenue generally is level throughout the year with little seasonality.

Indco relies on a variety of providers of raw materials, mechanical components and other services in order to manufacture its products. These providers include national and multi-national suppliers for common industrial components such as motors, gear drives, motor controls and many other standard hardware products. Additionally, regional and local suppliers provide Indco-specific parts such as castings and fabricated metal components. Raw materials, primarily steel bar, plate and shafts, are sourced from domestic steel mills through local distributors. Alternative or substantially similar options are available from suppliers other than those Indco currently employs. While custom cast or fabricated parts are at greater risk for supply interruption, alternative equivalent suppliers are typically available.

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

Life Sciences

The Company’s wholly-owned Life Science subsidiaries consist of Antibodies, Aves, IgG and Phospho. The Company’s wholly-owned Life Science subsidiaries manufacture and distributes high-quality antibodies monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provide antibody manufacturing for academic and industry research scientists. Our Life Sciences segment also produces products for life science companies on an original equipment manufacturer (OEM) basis. Through a combined portfolio of approximately 1,200 products and a range of custom services, the Life Sciences segment provides the scientific community with high quality tools to support critical research efforts.

Our Life Science businesses are based in Davis, California on an owned 40-acre facility and a leased facility in Aurora, Colorado. Our growth strategy is to place high-quality products in the hands of more researchers to accelerate scientific discovery.

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

•          Competitors: A number of companies supply protein-related research and diagnostic reagents. Customers choose their products based upon product quality, reputation and price. We believe a number of our products have long-standing reputations and that our portfolio overall is well-regarded, especially amongst the academic, diagnostic and pharmaceutical research community.

•          Manufacturing: We manufacture our products in Davis, California and Aurora, Colorado. Our antibodies are produced using a variety of technologies including traditional animal immunization and hybridoma technology as well as recombinant antibody techniques. We are not dependent on key or sole source suppliers for most of our products as we typically have several outside sources for all critical raw materials necessary for the manufacture of our products.

The majority of our life science products are shipped within two days of receipt of the customers’ orders. Consequently, we typically do not maintain significant backlog of orders for our Life Science segment products.

Our Life Science business is subject to regulation. Antibodies maintains International Organization of Standardization certification for medical devices to support our manufacturing operation. We also comply with regulations related to the United States Department of Agriculture, National Institutes of Health, Office of Laboratory Animal Welfare and the United States Food and Drug Administration. Many of our customers are regulated and must verify our compliance with their standards throughout the supply chain, which requires us to maintain careful records. The failure to comply with these regulations may impair our ability to compete in the marketplace.

Additional information with respect to Janel’s businesses

Our principal executive offices and corporate headquarters are located at 303 Merrick Road, Suite 400, Lynbrook, New York 11563, and our telephone number is (516) 256-8143.

Janel maintains a website (http://www.janelcorp.com) where certain corporate governance documents and links to its subsidiaries’ websites can be found. Janel’s periodic reports filed with the SEC can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through Janel’s website (http://www.janelcorp.com). The information contained or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

The following risk factors should be read carefully in connection with evaluation of the Company’s business and any forward-looking statements made in this Annual Report on Form 10-K and elsewhere. See the section entitled “Cautionary Statement Regarding Forward-Looking Statements” set forth above. Any of the following risks or others discussed in this Annual Report on Form 10-K or the Company’s other SEC filings could materially adversely affect the Company’s business, operating results and financial condition.

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

As of September 30, 2019, we had approximately $16,514 of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:

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

Instability in the global financial markets could reduce availability of credit to our business. Although we currently have a revolving credit agreement with Santander Bank, N.A. in place until October 17, 2020, tightening credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of the Company’s securities. In 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we will need to renegotiate our revolving credit facility, as well as Indco’s credit agreement with First Merchants Bank. This could have an adverse effect on our financing costs by increasing the cost of our variable rate indebtedness.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As disclosed in Part II--Item 9A, we have identified certain material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2019 and 2018, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We have developed and are actively engaged in executing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see Part II – Item 9A. In addition, if we identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Although we believe that we are taking appropriate action to remediate the control deficiency, if we are unable to effectively remediate these material weaknesses or are otherwise unable to maintain adequate internal control over financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis under the federal securities laws and our credit facilities. Such developments could materially adversely affect our business and the market price of our common shares through loss of public and investor confidence, as well as subject us to legal and regulatory action.

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

While we typically enter into non-competition and non-solicitation agreements with parties that sell their businesses to us, one or more of the former owners of an acquired business who cease working for Janel or persons who leave Janel’s employment may compete with Janel or solicit Janel’s employees or clients in the future. Even if ultimately resolved in Janel’s favor, any litigation associated with enforcing non-competition or non-solicitation agreements could be time consuming, costly and distract management’s focus from Janel’s business.

Moreover, states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, Janel may decide not to pursue legal remedies if it determines that the costs or other factors outweigh the benefits of any possible legal recourse or if the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for Janel or an acquired business, may be able to compete more effectively with Janel and may be more successful in soliciting its employees and clients than unaffiliated third parties.

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

We are dependent on information technology systems and infrastructures to carry out important operational activities and to maintain our business records. In addition, we rely on the systems of third parties. As part of our normal business operations, we connect and store certain personal identifying and confidential information relating to our customers, vendors, employees and suppliers. External and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to our information technology systems and operations. Our third parties and we may be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost.

In addition, our insurance coverage and/or indemnification arrangements that we enter into, if any, may not be adequate to cover all of the costs related to cybersecurity attacks or disruptions resulting from such events.

We must also rely on the safeguards put in place by customers, suppliers, vendors or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards. In the event of a breach affecting these third parties, our business and financial results could suffer materially. With respect to our commercial arrangements with these third parties, we have processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. While, to date, we have not had a significant cyber-attack or breach that has had a material impact on our business or results of operations, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes or a cyber-attack on a third party’s information network and systems.

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

In particular, changes to major international trade arrangements (e.g., the United States-Mexico-Canada Agreement), and the imposition of tariffs by certain foreign governments, including China, in response to the imposition of tariffs or modification of trade relationships by the United States, could negatively impact our results of operations. Recently, the Trump Administration imposed tariffs on a broad range of products imported into the United States. In response to the tariffs imposed by the United States, the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors, limits on trade with the United States or other potentially adverse economic outcomes. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Indco faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results, or is alleged to result, in bodily injury, property damage or economic loss. While Indco believes that it meets or exceeds existing professional specification standards recognized or required in the industries in which it operates, Indco has been subject to claims in the past, and it may be subject to claims in the future. A successful product liability claims or series of claims against Indco, or a significant warranty claim or series of claims against it, could materially decrease its liquidity, and therefore Janel’s financial condition.

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

Risk Factors Related To Janel’s Life Sciences Business

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

The Life Sciences business operates from two locations, which exposes it to certain risks.

Our Life Sciences business operates out of two locations in Davis, California and Aurora, Colorado. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, could adversely affect our sales and customer relationships and therefore adversely affect our business.

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

Janel’s officers and directors control the vote of approximately 70.3% of the outstanding shares of Janel’s common stock, which includes Janel common stock such persons can acquire through the exercise of vested options granted to them. As a result, Janel’s officers and directors control the election of Janel’s directors and therefore have the ability to control the affairs of Janel. Furthermore, one particular investor in the Company has the right to appoint 50% of the members of Janel’s board of directors.

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

Janel’s executive offices are located in approximately 6,800 square feet of leased space in Lynbrook, New York. The lease term ends January 31, 2020. On November 15, 2019, the Company entered into a new lease agreement for 6,900 square feet of space in Garden City, New York. This new location will serve as Janel’s executive offices. The lease agreement expires on March 31, 2025.

As of September 30, 2019, Janel Group leased office space in thirteen cities located in the United States. Lease terms for these locations expire at various dates through August 31, 2023.

As of September 30, 2019, Indco leased office and manufacturing space in a single facility in New Albany, Indiana. The lease term ends July 31, 2020. Indco is currently negotiating the purchase of this property.

As of September 30, 2019, Antibodies owned an approximately 40-acre facility in Davis, California.

As of September 30, 2019, Phospho leased office and manufacturing space in a single facility in Aurora, Colorado. The lease is on a month-to-month basis.

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

	Fiscal Year 2019		Fiscal Year 2018
Fiscal Quarter	High	Low	High	Low
First Quarter, ended December 31,	$9.35	$6.03	$10.35	$5.00

Second Quarter, ended March 31,	$9.25	$5.01	$9.01	$6.60

Third Quarter, ended June 30,	$9.00	$5.01	$9.01	$6.75

Fourth Quarter, ended September 30,	$10.17	$7.01	$8.90	$6.00

On January 10, 2020, the Company had 60 holders of its shares of common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

The closing price of the common stock on that date was $8.90 per share.

Common Stock Dividends

We have not declared, and currently do not plan to declare in the foreseeable future, dividends on our common stock.

Series A Convertible Preferred Stock (“Series A Stock”)

On September 24, 2018, the 20,000 shares of Series A Stock then outstanding were repurchased by the Company for $400. On September 27, 2018, all outstanding shares of the Series A Stock were retired.

Series B Convertible Preferred Stock (“Series B Stock”)

On September 5, 2019, holders of 640 shares of Series B Stock converted their stock into 6,400 shares of common stock. The Company has 631 shares of Series B Stock outstanding as of September 30, 2019.

Series C Cumulative Preferred Stock (“Series C Stock”)

On September 27, 2018, the Company paid cash dividends of $1,093 to holders of Series C Stock.

Common Stock Warrants

In connection with the Securities Purchase Agreement with Oaxaca Group, LLC, dated October 6, 2013, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. The warrants were set to expire on October 5, 2018. On September 27, 2018, the warrants to purchase 250,000 shares of common stock at $4.00 were exercised by Oaxaca Group in full. As a result, the Company has no stock warrants outstanding.

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

•          Introduction
•          Business Performance
•          Liquidity and Capital Resources
•          Current Outlook
•          Critical Accounting Policies and Estimates
•          New Accounting Standards
•          Non - GAAP Financial Measures

This discussion and analysis should be read along with Janel’s audited financial statements and related notes thereto as of September 30, 2019 and 2018 and for each of the two years in the period ended September 30, 2019 included in this Annual Report. As discussed above, effective October 1, 2018, the Company realigned its Manufacturing segment, which was separated into two segments named Manufacturing and Life Sciences. Accordingly, the Company now operates in three reportable segments: (1) Global Logistics Services, (2) Manufacturing and (3) Life Sciences. Year-to-year comparisons between 2018 and 2017 have been omitted from this Form 10-K, but may be found in “Management’s Discussion and Analysis of Financial Condition” in Part II, Item 7 of our Form 10-K for the fiscal year ended September 30, 2018, which specific discussion is incorporated herein by reference. The following discussion presents results of operations for the Manufacturing segment on a realigned basis for the years ended September 30, 2018.

INTRODUCTION

Janel is a holding company with subsidiaries in three business segments: Global Logistics Services, Manufacturing and Life Sciences. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel’s capital at higher risk-adjusted rates of return; and attracting and retaining exceptional talent. A management group at the holding company level (the “corporate group”) focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

Year Ended September 30, 2019 Acquisitions

On September 6, 2019, the Company acquired Phospho, which we include in our Life Sciences segment.

On July 1, 2019, we acquired the membership interests of a life sciences company to expand our product offerings, which we include in our Life Sciences segment.

On November 20, 2018, the Company acquired Honor, which we include in our Global Logistics Services segment.

On October 17, 2018, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider, which we include in our Global Logistics Services segment.

Year Ended September 30, 2018 Acquisitions

On June 22, 2018, the Company acquired Antibodies, which we include in our Life Sciences segment.

On March 5, 2018, the Company acquired the common stock of Aves, which we include in our Life Sciences segment.

On January 3, 2018, the Company acquired GTRI, which we include in our Global Logistics Services segment.

Results of Operations – Janel Corporation

(In thousands except for per share data)

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2019	2018
Corporate expenses	$2,367	$2,092
Amortization of intangible assets	915	807
Stock-based compensation	203	506
Merger and acquistion expenses	166	465
Total corporate expenses	$3,651	$3,870

Corporate expenses decreased by $219 to $3,651, or 5.7%, in fiscal 2019 as compared to fiscal 2018. The dollar decrease was due primarily to decreases in stock-based compensation and merger and acquisition expenses, offset by increases in amortization of intangible expenses and salaries related to increased headcount at the corporate offices. We incur merger and acquisition deal-related expenses and intangible amortization at the corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $195, or 39.1%, to $694 in fiscal 2019 from approximately $499 in fiscal 2018. The increase was primarily due to higher average debt balances to support our acquisition efforts.

Income Taxes

On a consolidated basis, the Company recorded an income tax provision of $330 in fiscal 2019, as compared to $130 in fiscal 2018. The increase was primarily due to increased pretax income, partially off-set by a related one-time income tax benefit of $49 due to the new tax rate change during the year ended September 30, 2018. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and expects to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include the Company's Series A Stock and dividends accrued but not paid on the Company's Series C Stock. For the year ended September 30, 2019 and 2018, preferred stock dividends were $571 and $438, respectively. The increase of $133, or 30.4%, was the result of a higher number of shares of Series C Stock outstanding to support acquisitions and an increase in dividend rate as of January 1, 2019 to 6%.

Preferred stock dividends include $15 in annual dividends, paid quarterly, on the Company’s Series A Stock. On September 24, 2018, the 20,000 shares of Series A Stock were repurchased by the Company for $400. On September 27, 2018, the Series A Stock was retired.

Dividends accrued but not paid on the Company’s Series C Stock were $1,041 and $470, as of September 30, 2019 and 2018, respectively. By the filing of an amendment to the certificate of designation for the Series C Stock on October 17, 2017, the annual dividend rate decreased to 5% from 7% per annum of the original issuance price. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes, and the fair value prior to modification was $8,224 and $6,912 after modification, for a change of $1,312. In accordance with Accounting Standards Codification Topic 260, “Earnings Per Share,” this incremental benefit was treated as an adjustment to earnings per share for common stockholders for the fiscal year ended September 30, 2018. On September 27, 2018, the Company paid $1,093 to holders of Series C Stock.

Net Income (Loss) Available to Common Shareholders

Net income (loss) available to common shareholders was ($297), or ($0.35) per diluted share, for fiscal 2019 and $1,072, or $1.28 per diluted share, for fiscal 2018. The decrease was primarily due to the gain on extinguishment of Series C Stock dividends of $1,312, partially offset by dividends to preferred shares, an increase in professional fees and stock-based compensation and higher expenses associated with acquisition activities.

Results of Operations – Segment Financial Results

The following table sets forth our segment financial results for the years ended September 30, 2019 and 2018:

Years Ended September 30,
(In thousands)	2019	2018
Revenue:
Global Logistics Services	$69,655	$57,200
Manufacturing	9,042	8,337
Life Sciences	5,657	1,984
Total revenues	84,354	67,521

Gross Profit:
Global Logistics Services	16,336	14,515
Manufacturing	5,022	4,540
Life Sciences	3,748	1,257
Total gross profit	25,106	20,312

Income from Operations:
Global Logistics Services	2,480	2,679
Manufacturing	1,909	1,710
Life Sciences	841	368
Total income from operations by segment	5,230	4,757

Corporate administrative expenses	(2,736)	(3,063)
Amortization expense	(915)	(807)
Interest expense	(694)	(499)
Change in fair value of mandatorily redeemable non-controlling interest	61	(10)
Net income before taxes	946	378
Income taxes expense	(330)	(130)
Net Income	$616	$248

BUSINESS PERFORMANCE

Consolidated revenues for the year ended September 30, 2019 were $84,354, or 24.9% higher than fiscal 2018. Revenues for our Global Logistics Services segment increased mostly due to acquisitions and higher freight rates, while revenues for our Manufacturing segment increased due to strong organic growth. Revenues for our Life Sciences segment increased largely due to acquisitions.

The Company’s net income from continuing operations for the year ended September 30, 2019 totaled approximately $616 or $0.65 per diluted share, compared to approximately $248 or $0.30 per diluted share for the year ended September 30, 2018. Our profits in fiscal 2019 were positively impacted by lower corporate and administrative expense, lower stock-based compensation, offset by additional expenses related to interest expense and income tax expense. These expenses impacted our overall operating results and our adjusted operating profits for fiscal 2019 relative to prior years.

Results of Operations – Global Logistics Services

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2019	2018
Revenue	$69,655	$57,200
Forwarding expense	53,319	42,685
Net revenue	$16,336	$14,515
Net revenue yield	23%	25%
Income from operations	$2,480	$2,679

Fiscal 2019 compared with fiscal 2018

Revenue

Total revenue in fiscal 2019 was $69,655 as compared to $57,200 in fiscal 2018, an increase of $12,455 or 21.8%. Revenue increased year over year due to higher freight rates, partially offset by a slight organic decline in our base business. The higher freight expenses drove higher purchased transportation expenses. Our volume as measured by twenty-foot equivalent units (“TEUs”), metric tons and custom entries grew 50%, 20% and 7%, respectively.

Net Revenue

Net revenue in fiscal 2019 was $16,336, an increase of $1,821, or 12.5%, as compared to $14,515 in fiscal 2018. This increase was mainly the result of additional net revenue from an acquisition, which was partially offset by a slight organic decline in our base business. Our net revenue yield (net revenue divided by gross revenues) declined to 23.5% in fiscal 2019 compared to 25.4% in fiscal 2018 largely due to an increase in transportation rates and changes in our mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2019 were $13,856, as compared to $11,836 in fiscal 2018. The increase of $2,020, or 17.1%, was mainly due to additional expenses from the acquisition of Honor, Sea Cargo and GTRI and higher expenses related to our investments in a marketing program, which were partially offset by cost efficiencies experienced across the rest of Janel Group. As a percentage of gross revenue, selling, general and administrative expenses were 20.1% and 20.7% for fiscal 2019 and fiscal 2018, respectively.

Income from Operations

Operating income decreased to $2,480 in fiscal 2019 compared to $2,679 in fiscal 2018, a decrease of 7.4%. The benefit from acquisitions and integration efficiencies from prior year acquisition investments more than offset an investment in the integration of recent acquisitions and a marketing program in fiscal 2019. Our operating margin as a percentage of net revenue was 15.2% in fiscal 2019 compared to 18.5% in fiscal 2018.

Results of Operations - Manufacturing

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2019	2018
Revenue	$9,042	$8,337
Gross profit	$5,022	$4,540
Gross profit margin	55.5%	54.5%
Income from operations	$1,909	$1,710

Fiscal 2019 compared with fiscal 2018

Note Regarding Comparison Between Periods

We are presenting the below discussion of the results of operations for our Manufacturing segment for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018 which reflects the realignment of our segments effective October 1, 2018, as discussed above, and the resulting realignment of our Manufacturing segment’s results of operations for prior periods.

Revenue

Total revenue was $9,042 in fiscal 2019 compared with $8,337 in fiscal 2018, an increase of 8.5%. The revenue growth reflected strong growth across the business.

Gross Profit

Gross profit was $5,022 and $4,540 for fiscal years 2019 and 2018, respectively. Gross profit margin at Indco in the full-year period of fiscal 2019 was 55.5%, as compared to 54.5% in fiscal 2018. Gross profit margin overall for the Manufacturing segment increased slightly due to strong business demand and leverage of fixed expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment was $3,113 and $2,830 for fiscal years 2019 and 2018, respectively. Our expenses within the mixing business increased year-over-year due to stock-based compensation expense. As a percentage of gross revenue, selling, general and administrative expenses were 34.4% and 33.9% for fiscal 2019 and fiscal 2018, respectively.

Income from Operations

Operating income for fiscal 2019 was $1,909 compared to $1,710 in fiscal 2018. Indco’s operating income increased 11.6% versus the prior year due to strong business growth which more than offset stock-based compensation expenses and items related to our debt refinancing and related dividend actions.

Results of Operations - Life Sciences

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2019	2018
Revenue	$5,657	$1,984
Gross profit	$3,748	$1,257
Gross profit margin	66.3%	63.4%
Income from operations	$841	$368

Note Regarding Comparison Between Periods

Janel acquired its first Life Sciences business on March 5, 2018. Therefore, fiscal 2018 figures represent the results of only seven months of Janel ownership. Janel acquired Aves on March 5, 2018, Antibodies on June 22, 2018, IgG on July 1, 2019 and Phospho on September 6, 2019.

Fiscal 2019 compared with fiscal 2018

Revenue

Total revenue was $5,657 in fiscal 2019 compared with $1,984 in fiscal 2018. The increase in sales was almost entirely due to acquisitions.

Gross Profit

Gross profit was $3,748 and $1,257 for fiscal years 2019 and 2018, respectively. The gross profit margin of 66.3% in fiscal 2019 increased compared to 63.4% in the prior fiscal year due to the mix of acquisitions. The gross profit margin was also impacted by the amortization of non-cash acquired inventory expenses of $250 and $190 for fiscal 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $2,907 and $889 for fiscal years 2019 and 2018, respectively. Our expenses within the business increased year-over-year due to stock-based compensation expense

As a percentage of gross revenue, selling, general and administrative expenses were 51.4% and 44.8% for fiscal 2019 and fiscal 2018, respectively. The expenses rose faster than revenue due to mix of business from acquisitions and investments in growth initiatives.

Income from Operations

The Life Sciences business earned $841 and $368 in operating income for fiscal 2019 and 2018, respectively. The difference in operating margin of 14.9% in fiscal 2019 compared with 18.5% in fiscal 2018 largely due to changes in mix of business from acquisitions and investments in growth initiatives.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements, including debt obligations, and fund working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. Subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, we do not make significant capital expenditures.

Janel’s cash flow performance for the 2019 fiscal year is not necessarily indicative of future cash flow performance. As of September 30, 2019, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $1,578, or 270%, to $2,163 from $585. During the fiscal year ended September 30, 2019, Janel’s net working capital deficiency (current assets less current liabilities) decreased by $397, from ($6,587) at September 30, 2018 to ($6,190) at September 30, 2019. This decrease is considered nominal, representing relatively stable collections from customers and payments of vendors in 2019 and 2018.

Cash flows from continuing operating activities

Net cash provided by continuing operating activities for fiscal years 2019 and 2018 was $7,203 and $848, respectively. The increase in cash provided by continuing operations in fiscal 2019 was driven principally by higher net income, an increase in accounts payable and accrued expenses, partially offset by a modest increase in accounts receivable.

Cash flows from investing activities

Net cash used for investing activities, mainly for the acquisition of subsidiaries, was $6,600 for fiscal 2019 and $7,600 for fiscal 2018. The fiscal 2019 amount was associated with the Honor, Sea Cargo, IgG and Phospho acquisitions, and the fiscal 2018 amount was associated with the GTRI, Aves and Antibodies acquisitions.

Cash flows from financing activities

Net cash provided by financing activities was $975 for fiscal 2019 and $6,349 for fiscal 2018. Net cash provided by financing activities in fiscal 2019 primarily included proceeds from our term loan offset by repayments on line of credit, and in fiscal 2018 primarily included proceeds from the sales of Series C Stock, proceeds from a line of credit and proceeds from a senior secured term loan.

Credit Facilities

Global Logistics Services

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

At September 30, 2019, outstanding borrowings under the Santander Facility were $8,391, representing 49.4% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 5.50%. As of May 1, 2019, Santander had granted the Janel Group Borrowers a one-time waiver until July 31, 2019 for an event of default related to the delivery of the audited financial statements for the fiscal year ended September 30, 2018. Other than as specifically referenced above, the Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of September 30, 2019.

At September 30, 2018, outstanding borrowings under the Santander Facility were $9,730, representing 88.5% of the $11,000 available thereunder, and interest was accruing at an effective interest rate of 5.75%.

Working Capital Requirements

Through September 30, 2019, Janel Group’s cash needs were met by the Santander Facility and cash on hand. As of September 30, 2019, the Janel Group had, subject to collateral availability, $8,609 available under its $17,000 Santander Facility and $1,116 in cash.

The Company believes that its current financial resources will be sufficient to finance Janel Group’s operations and obligations (current and long-term liabilities) for the long and short term. However, Janel Group’s actual working capital needs will depend upon numerous factors, including operating results, the costs associated with growing Janel Group, either organically or through acquisitions, competition and availability under the Santander Facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Janel Group’s operations will be materially negatively impacted.

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

As of September 30, 2019, there were no outstanding borrowings under the revolving loan and $5,455 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 6.01%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2019 and September 30, 2018.

As of September 30, 2018, there were no outstanding borrowings under the revolving loan and $2,713 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.85%.

Working Capital Requirements

Manufacturing’s cash needs are currently met by the term loan and revolving credit facility under the First Merchants Credit Agreement and cash on hand. As of September 30, 2019, Manufacturing had $1,000 available under its $1,000 revolving facility subject to collateral availability and $501 in cash. The Company believes that the current financial resources will be sufficient to finance Manufacturing operations and obligations (current and long-term liabilities) for the long and short term. However, actual working capital needs will depend upon numerous factors, including operating results, the cost associated with growing Manufacturing either organically or through acquisitions, competition and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Manufacturing’s operations will be materially negatively impacted.

Life Sciences

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

As of September 30, 2019, the total amount outstanding under the Senior Secured Term Loan was $1,975, of which $1,933 is included in long-term debt and $42 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

As of September 30, 2018, the total amount outstanding under the Senior Secured Term Loan was $2,015, of which $1,975 is included in long-term debt and $40 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

Working Capital Requirements

Life Sciences cash needs are currently met by the First Northern Loan Agreement and cash on hand of $373. The Company believes that the current financial resources will be sufficient to finance Life Sciences operations and obligations (current and long-term liabilities) for the long and short term. However, actual working capital needs will depend upon numerous factors, including operating results, the cost associated with growing Life Sciences either organically or through acquisitions, competition and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Life Sciences operations will be materially negatively impacted.

CURRENT OUTLOOK

The results of operations in the Global Logistics Services, Manufacturing and Life Sciences segments are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of our Janel Group business’s various current and prospective customers. Historically, the Company’s annual results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of Janel Group’s international network and service offerings, and other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

The Company’s subsidiaries are implementing business strategies to grow revenue and profitability for fiscal 2020 and beyond. Janel Group’s strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions, and a continued focus on implementing lean methodologies to contain operating expenses.

Our Manufacturing and Life Sciences segments expect to introduce new product lines and wider distribution and promotion of its products with internet sales efforts. In addition to supporting its subsidiaries’ growth plans, the Company may seek to grow Janel by entering new business segments through acquisition.

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

Management believes that the methods utilized in these areas are consistent in application. Management further believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions. While the use of estimates mean that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

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

Freight forwarding may require multiple services, including long-distance shipment via air, ocean or ground assets, destination handling (“break bulk”), warehousing, distribution and other logistics management activities. As an asset-light business, Janel Group owns none of the assets by which it fulfills its customers’ logistics needs. Rather, it purchases the services its customers need from asset owners, such as airlines and steamship lines, and resells them. By consolidating shipments from multiple customers, Janel Group can negotiate terms of service with asset owners that are more favorable than those the customers could negotiate themselves. In the case of ocean and air freight movements, Janel Group may negotiate a contract of carriage.

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

Critical Accounting Policies and Estimates Applicable to the Manufacturing and Life Sciences Segments

Revenue Recognition Manufacturing

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Indco receives customer product orders via phone call, email, internet, or fax. The pricing of each standard product sold is listed in Indco's print and web-based catalog. Customer specific products are priced by quote. A sales order acknowledgement is sent to every customer for every order to confirm pricing and the specifications of the products ordered. The revenue is recognized at a point in time when the product is shipped to the customer.

Revenue Recognition Life Sciences

Revenues from Aves, Antibodies, IgG and Phospho are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Payments are received either by credit card or invoice by Aves, Antibodies, IgG and Phospho. Revenues from Aves, Antibodies, IgG and Phospho are recognized when products are shipped and risk of loss is transferred to the carrier(s) used.

NEW ACCOUNTING STANDARDS

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

The Company recorded an increase to the opening balance of retained earnings of $32, net of tax, as of October 1, 2018 due to the cumulative impact of adoption of ASC Topic 606. The impact to revenue and associated cost for the fiscal year ended September 30, 2019 was a decrease of $443 and $403, respectively, as a result of applying ASC Topic 606.

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

Consistent with the rules applicable to “smaller reporting companies”, we have omitted the information required by Item 7A.

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

On January 4, 2018, Crowe was appointed as the Company’s principal independent registered public accounting firm for the fiscal year ended September 30, 2018. As Crowe had not completed its audit of the Company’s financial statements for the fiscal year ended September 30, 2018 as of the date of its dismissal, Crowe did not issue any report on the Company’s financial statements that contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended September 30, 2018 and the subsequent interim period through February 22, 2019, there have been no disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such year. Otherwise, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K during the fiscal year ended September 30, 2018, other than the need to significantly increase the scope of Crowe’s audit procedures, as referenced above, and certain material weaknesses in the Company’s internal control over financial reporting, as described below in Item 9A and which description is incorporated by reference herein.

On February 22, 2019, the Audit Committee recommended and approved the appointment of Prager Metis CPAs, LLC (“Prager”) as the Company’s principal independent registered public accounting firm for the fiscal years ending September 30, 2018 and 2019, which action was ratified by the Board of Directors. During the Company’s fiscal years ended September 30, 2018 and 2017 and the subsequent interim period through February 22, 2019, neither the Company, nor anyone acting on its behalf, consulted with Prager regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Prager concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; (iii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) and the related instructions of Regulation S-K; or (iv) any “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

In connection with the engagement of Prager, the Company authorized Crowe to respond fully to inquires of Prager concerning the matters referenced above.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and is accumulated and communicated to management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desire control objectives. The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019, and based on their evaluation, has concluded that our disclosure controls and procedures were not effective as of such date because of the discovered material weaknesses in our internal control over financial reporting described below.

While the material weaknesses described below did not result in a material misstatement to the Company’s consolidated financial statements for any period in the two-year period ended September 30, 2019, it did represent a material weakness as of September 30, 2019, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected on a timely basis. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Financial Officer, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP. In addition, as discussed below, the Company has taken steps to remediate the material weaknesses.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have performed an evaluation of the effectiveness of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Commission. Based on this assessment, management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our internal control over financial reporting was not effective as of September 30, 2019 due to material weaknesses in our internal control over financial reporting, which is disclosed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, management previously identified the following material weaknesses as of September 30, 2018:

•
Management did not have a process or control in place to perform an assessment of gross versus net revenue recognition criteria in accordance with ASC Topic 605-45 Revenue Recognition – Principal Agent Consideration (“ASC Topic 605-45”) with respect to the Company’s Global Logistics Services segment.

•
Management did not have a process or control in place to perform an assessment of timing of revenue recognition criteria in accordance with ASC Topic 605-45 with respect to the Company’s Global Logistics Services segment.

•
Management identified a number of deficiencies related over the design, implementation and effectiveness of certain information technology general controls, including segregation of duties, user access, change management, data backups and hardware security, some of which have a direct impact on our financial reporting with respect to the Company’s Global Logistics Services segment.

•
The Company had inadequate controls over a) journal entries and approvals, b) cash disbursements and application of cash receipts, c) payroll changes and d) vendor setup and creation, credit policies and infrequent transactions with respect to the Company’s Global Logistics Services segment.

•	We did not maintain adequate controls over journal entry approval with respect to the Company’s Global Logistics Services segment.

•	We did not maintain adequate controls over inventory valuation as it relates to overhead costs with respect to the Company’s Life Sciences segment.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2018.

In light of this conclusion, during fiscal 2019, management took steps towards remediating a number of the issues that contributed to these material weaknesses, including the following:

•	Management appointed a new senior internal controls specialist.

•
Management implemented new system controls to capture pass through costs in accordance with ASC Topic 605-45 in the accounting system for our Company’s Global Logistics Services segment through specific system codes.

•
Management implemented a new system-triggered revenue recognition process based on target dates (e.g., delivery date, file transfer date, etc.) for specific transaction types in our Company’s Global Logistics Services segment.

•	Management created new policies related to controls over the Information Technology (“IT”) infrastructure, related to segregation of duties, user access and change management.

•	Management reviewed segregation of duty within approval processes related to Finance, Operations, Human Resources (“HR”) and IT.

•	Management is currently reviewing user access rights within critical systems to limit the exposure to conflicts of interest and/or the circumvention of approvals.

•	Management implemented auto-computer backup service on all user computer systems.

•	SOC 1 and SOC 2 (“Service Organization Control”) reports were reviewed by IT management and mapped to current processes to complementary user entity controls sections of reports.

•	Management created new policies and procedures to cover the controls in the following areas:
•	Journal entry approvals are now being recorded within the accounting system.
•	New personnel are being recruited to increase capacity and strengthen controls around the cash disbursements and cash receipts process.
•	Payroll reconciliations are being implemented in the review of payroll change approvals process.
•	Legacy vendors are now being reviewed to inactivate duplicates. The procurement policy is being finalized by finance for review by operations.

•	Management implemented procedures at our Life Sciences segment to more accurately allocate overhead cost in the manufacturing process.

As part of our assessment of internal control over financial reporting, management evaluated all controls to assess whether they were designed and operating effectively as of September 30, 2019. Our management believes that the foregoing efforts will effectively remediate the previously identified material weaknesses identified as of September 30, 2018. That said, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weaknesses have been remediated. As we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weakness or modify the remediation plan described above.

As of September 30, 2019, management identified the following additional deficiencies related to our Life Sciences segment:

•
The Company had inadequate controls over 1) recording of sales orders and timeliness of revenue recognition in accordance with ASC 606, 2) recording of journal entries and approvals, 3) payroll recording and processing of payroll changes, 4) vendor setup and creation, 5) documentation of inventory cycle count results, and 6) recording of inventory and updating of standard costing worksheets used in the valuation of inventory.

•
A number of deficiencies were identified related to the design, implementation and effectiveness of certain information technology general controls, including segregation of duties, user access, change management, data back-ups and review of SOC 1 and 2 reports from critical vendors, some of which could have a direct impact on the Company’s financial reporting.

In addition, as of September 30, 2019, management identified the following additional deficiency related to the Company’s Global Logistics Services segment.

•
Managemnet did not have an effective process or control in place to perform an assessment of gross versus net revenue recognition criteria in accordance with ASC Topic 606, Revenue from Contracts with Customers – Principal Agent Consideration ( “ASC Topic 606”)

Based on the nature and interrelationship of the noted deficiencies, management concluded that these additional deficiencies, in the aggregate, resulted in a reasonable possibility that a material misstatement in our interim or annual financial statements would not be prevented or detected on a timely basis, and as such, constituted a material weakness.

We are engaging an external consultant to assist in the development and execution of a plan to remediate our material weakness related to our Life Sciences segment noted above. This process will commence during the second quarter of fiscal 2020.

We have developed and are executing on our plan to remediate our material weakness in connection with the information technology controls by expanding our in-house expertise on information technology general controls, as well as continuing to consult with external third parties. This process commenced during the fourth quarter of fiscal 2019 and is ongoing.

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

As of September 30, 2019, management assessed the effectiveness of our internal control over financial reporting. As a result of the material weakness in connection with the accounting for information technology general controls, our management concluded that the Company did not maintain effective internal controls over financial reporting as of September 30, 2019. Notwithstanding this material weakness in our internal controls over financial reporting as of September 30, 2019, management has concluded that the consolidated financial statements and notes to the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position

Dominique Schulte	46	Chairman, President and Chief Executive Officer

Brendan J. Killackey	45	Director, Chief Information Officer

Gerard van Kesteren	70	Director, Chair of Audit Committee

John J. Gonzalez, II	69	Director, Senior Advisor for Mergers and Acquisitions and Chair of Compensation Committee

Gregory J. Melsen	67	Director, Chair of Nominating and Governance Committee

Vincent A. Verde	57	Principal Financial Officer, Treasurer and Secretary

Dominique Schulte has served as a Director of Janel since November 2015 and as Chairman of the Board since May 8, 2018. Since October 1, 2018, Ms. Schulte has served as the Company’s President and Chief Executive Officer. Ms. Schulte practiced law at Simpson Thatcher & Bartlett LLP in New York, from 1999 through 2009, where she specialized in corporate and securities law and oversaw a number of successful securities transactions. Ms. Schulte is the managing member of Oaxaca Group, LLC (“Oaxaca”), which is the Company’s largest individual shareholder. Pursuant to the terms of the Securities Purchase Agreement dated October 6, 2013, entered into between the Company and Oaxaca (the “Securities Purchase Agreement”), the Company agreed to appoint up to two candidates nominated by Oaxaca to become members of the Company’s Board of Directors. Ms. Schulte was appointed to the Company’s board of directors in accordance with the terms of the Securities Purchase Agreement. Ms. Schulte is well-qualified to serve as a member of the Company’s board of directors based on her extensive experience in the practice of corporate and securities law.

Brendan J. Killackey was elected to the Company’s board of directors in September 2014 and served as Chief Executive Officer from February 2015 through September 2018. Since October 1, 2018, Mr. Killackey has served as the Company’s Chief Information Officer. Mr. Killackey previously owned Progressive Technology Partners, LLC, a technology consultancy firm, which he founded in 2001. Given Janel’s and its subsidiaries’ reliance on technology, Mr. Killackey’s background and experience are valuable to the Company, and, therefore, he is well-qualified to serve as a member of the Company’s board of directors.

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

Directors hold office for a one year term until they are re-elected or their successors have been duly elected and qualified. The executive officers are elected by the board of directors on an annual basis and serve under the direction of the Board. Executive officers devote all of their business time to the Company’s affairs.

Board of Directors

During the fiscal year ended September 30, 2019, the board of directors met fifteen times. No incumbent directors attended fewer than 75% of the aggregate of the total number of meetings of the board of directors of the Company and the total number of meetings held by all board committees in which that director served.

Committees.

The Company’s board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by the Company’s board of directors and is available on its website located at www.janelcorp.com.

Audit Committee.

The Company’s audit committee (“Audit Committee”) oversees its corporate accounting and financial reporting process. The Audit Committee consists of Mr. van Kesteren as the chair; Mr. Gonzalez and Mr. Melsen. The Audit Committee met five times during fiscal 2019. The Audit Committee has the following responsibilities, among others, as set forth in the audit committee charter:

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

The Company’s board of directors has determined that Mr. Melsen’s extensive experience as a partner with Deloitte and his experience as Chief Financial Officer of Healthsense, Inc. and Techne Corporation qualifies him as an audit committee financial expert. In addition, the board of directors designated Gerard van Kesteren as an audit committee financial expert considering his experience as Chief Financial Officer of Kuehne + Nagel Group. The board of directors of the Company has determined that Mr. Melsen is independent based on the Company’s independence criteria for audit committee membership. Furthermore, the board of directors of the Company has determined that Mr. van Kesteren is not “independent” based on the Company’s independence criteria for audit committee membership, as he receives an annual $20,000 consulting fee for services rendered to the Company’s Global Logistics Services segment.

Compensation Committee

The Company’s compensation committee (the “Compensation Committee”) formulates, reviews and recommends compensation policies that are consistent with Janel’s established compensation philosophy and that will enable it to attract and retain high-quality leadership. The compensation committee met four times during fiscal 2019. The Compensation Committee has the following responsibilities, among others, as set forth in the Compensation Committee’s charter:

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

The Company’s Compensation Committee consists of Mr. Gonzalez, Mr. Melsen and Mr. van Kesteren. Mr. Gonzalez serves as the chair of the Compensation Committee. The Company’s board of directors has determined that Mr. Melsen and Mr. van Kesteren are independent members of the Compensation Committee.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) is responsible for developing and implementing policies and procedures that are intended to assure that Janel’s board of directors and the boards of directors (or equivalent) of its subsidiaries will be appropriately constituted and organized to meet its fiduciary obligations to the Company and its stockholders on an ongoing basis. The Nominating and Corporate Governance Committee met four times during fiscal 2019. Among other matters, the Nominating and Corporate Governance Committee is responsible for the following, as set forth in the Nominating and Corporate Governance Committee’s charter:

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

Independence of Directors

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, is not at this time required to (and does not) have a board of directors comprised of a majority of independent directors. Pursuant to Item 407(a) of Regulation S-K, however, Janel must disclose each director that is independent under the independence standards of either the New York Stock Exchange or Nasdaq, as selected by Janel. The Company has elected to use the independence standards prescribed under Nasdaq Rule 5605(2), which defines an “independent director” as a person who does not have any relationship with the Company which, in the opinion of the Company’s board of directors would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based on the applicable criteria, the Company’s board of directors has determined that Mr. Killackey is not independent, as he is an employee of the Company. Ms. Schulte is not independent by virtue of the fact that she is an Executive Officer of the Company. The board of directors has determined that Mr. Melsen and Mr. van Kesteren are independent directors. Mr. Gonzalez is not currently an independent director as he was an employee of the Company during the last three years; however, is expected to qualify as an independent director beginning in March 2020.

Director Compensation

During the Company’s fiscal year ended September 30, 2019, Mr. Killackey, the Company’s Chief Information Officer, did not receive any additional compensation for serving as a director. Ms. Schulte waived any board compensation during fiscal 2019. The following table summarizes the compensation paid to the other directors for their services during the Company’s fiscal year ended September 30, 2019 (actual dollar amounts):

	Fees Earned or	Option	All Other
Name	Paid in Cash(1)	Awards(2)	Compensation		Total
Gerard van Kesteren	$40,000	$15,167	$20,000	(3)	$75,167
John J. Gonzalez	$40,000	$15,167	$108,992	(4)	$164,159
Gregory J. Melsen	$40,000	$15,167	$-		$55,167

(1)	Compensation is paid on a monthly basis.
(2)	The aggregate number of options outstanding as of September 30, 2019 for each director is as follows: Gerard van Kesteren – 6,341, John J. Gonzalez II – 42,500, and Gregory J. Melsen – 4,375.
(3)	Represents compensation paid to Mr. van Kesteren in connection with his consulting agreement.
(4)	Represents compensation paid to Mr. Gonzalez in connection with his consulting agreement

Pursuant to the Company’s non-employee director compensation policy, non-employee directors receive a retainer at an annual rate of $30,000, payable on a monthly basis, and 2,500 options, pursuant to the Amended and Restated Janel Corporation 2017 Equity Incentive Plan or such other equity plan that the Company may adopt from time to time.

Committee chairs receive an additional retainer at an annual rate of $10,000. According to the non-employee director compensation policy, non-employee directors will be reimbursed for their reasonable travel and other expenses incurred to attend board of directors or board committee meetings.

Employment Arrangements
(actual dollar amounts)

On February 26, 2017, the Company entered into an agreement with Mr. Gonzalez to serve as a Director and Senior Advisor for mergers and acquisitions for the Company, effective October 1, 2017. The current term of the agreement ends on September 30, 2021, and thereafter will renew automatically for an additional two-year term unless either party provides notice that it does not wish to renew. Under the terms of the agreement, the Company pays Mr. Gonzalez an annual retainer of $40,000 for his service as a director and chair of the Compensation Committee, an annual consulting fee of $90,000 and cost of health insurance of $18,992.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of its employees, including executive officers and directors. The code of business conduct and ethics is available on the Company’s website at www.janelcorp.com. The Company intends to disclose, if required, any future amendments to, or waivers from, the code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

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

Leadership Structure and Risk Oversight

While the board believes that there are various structures which can provide successful leadership to the Company, the Company’s executive functions are carried out by Ms. Schulte, the Company’s President and Chief Executive Officer, who also serves as chairman of the Company’s board of directors and, together with the other directors, brings experience, oversight and expertise to the management of the Company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act, as amended, requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s common stock file with the SEC in a timely manner an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the shares. To the Company’s knowledge, based solely on our review of such reports and on written communications from our directors and executive officers, we believe that during the fiscal year ended September 30, 2019, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction
(actual dollar amounts)

The following table provides summary information concerning compensation paid or accrued by us to our Chief Executive Officer and President, our Chief Information Technology Officer and our Principal Financial Officer, Treasurer and Secretary. We refer to these individuals collectively as the “named executive officers”.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2019 and 2018 (actual dollar amounts):

		Base		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Comp. ($)		Total ($)
Dominique Schulte, Chief Executive Officer and President	2019	-	-	-		-
	2018	-	-	-		-
Brendan J. Killackey, Chief Information Technology Officer	2019	150,000	71,734	12,915	(1)	234,649
	2018	150,000	119,343	11,044		280,387
Vincent A. Verde, Principal Financial Officer, Treasurer and Secretary	2019	175,000	25,000	18,089	(2)	218,089
	2018	102,084	-	24,538		126,622

(1) Includes $6,263 of medical insurance premiums and $6,652 of 401(k) contributions paid on behalf of Mr. Killackey for the fiscal years ended 2019. Mr. Killackey was elected to the Company’s board of directors in September 2014 and served as Chief Executive Officer from February 2015 through September 2018. Effective October 1, 2018, Mr. Killackey was appointed as the Company’s Chief Information Officer.
(2) Vincent A. Verde was appointed as Principal Financial Officer, Treasurer and Secretary on May 8, 2018. From February 2018 to May 8, 2018, Mr. Verde served as Controller of the Company. From January 2018 to February 2018, Mr. Verde served as a consultant for the Company. Annual base salary for Mr. Verde is $175,000. Amounts reported under all other compensation for the fiscal year ended September 30, 2019 include $12,089 of medical insurance premiums and $6,000 of 401(k) contributions paid on behalf of Mr. Verde for the fiscal years ended 2019.

Long-Term Incentive Plan Awards

While the Company has adopted the Amended and Restated 2017 Equity Incentive Plan, pursuant to which certain stock awards may be granted to the Company’s directors, officers, employees and consultants, our current intent is to utilize this plan to only make annual equity awards to the Company’s non-employee directors.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan

(actual dollar amounts)

The Company maintains a qualified retirement plan, commonly referred to as a 401(k) plan; covering substantially all full-time employees under each segment.

Prior to July 2019, the Company maintained separate contributory 401(k) plans covering substantially all full-time employees under each segment. Beginning in March 2019 through July 2019, the Company combined all plans into the Janel Corporation 401(k) Plan.

The Janel Corporation 401(k) Plan allows for employee salary deferrals including Roth 401(k) deferrals, employer matching contributions, employer profit sharing contributions and employee rollovers. The Janel Corporation 401(k) Plan provides for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 50% of the participant’s first 6% of contributions.

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the fiscal years ended September 30, 2019 and 2018 were approximately $214 and $138, respectively.

The administrative expense charged to operations for the fiscal years ended September 30, 2019 and 2018 aggregated approximately $26 and $11, respectively.

Stock Option Plans

On October 30, 2013, the board of directors adopted Janel’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

The exercise price and other terms of any nonqualified option granted under the 2013 Option Plan is determined by the Compensation Committee of the board of directors.

Outstanding Equity Awards at September 30, 2019

The following table provides information with respect to the option awards held by our named executive officers at September 30, 2019. None of our named executive officers had any outstanding stock awards at September 30, 2019.

Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable	Equity incentive plan awards: Number of securities underlying unexcercised uneared options (#)	Option Exercise Price	Option Expiration Date
Brendan J. Killackey	5,000	-	-	$4.50	12/29/2024
	8,000	-	-	$8.01	5/12/2027

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of common stock outstanding as of September 30, 2019. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of shares of common stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the outstanding shares of the Company’s common stock as of September 30, 2019.

Name and address of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Oaxaca Group L.L.C.	447,647	50.7%
65 Bank Street
New York, NY 10014

John J. Gonzalez, II (1)	100,834	10.8%
303 Merrick Road, Suite 400
Lynbrook, NY 11563

(1) Includes 40,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2019.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of common stock as of September 30, 2019 by each “named executive officer”, each current director and each nominee for election as a director and all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Dominique Schulte (1)	447,647	50.7%
John J. Gonzalez, II (2)	100,834	10.8%
Gerard van Kesteren (3)	31,802	3.6%
Brendan J. Killackey (4)	44,129	4.9%
Gregory J. Melsen (5)	2,709	*
Vincent A. Verde	-	-
Total	627,121	70.3%

(1) These shares are held by Oaxaca Group L.L.C. Ms. Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.
(2) Includes 40,834 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2019.
(3) Includes 3,841 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2019.
(4) Includes 13,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2019.
(5) Includes 2,709 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2019.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2019, with respect to all compensation arrangements maintained by the Company under which shares of common stock may be issued:

	Column A	Column B	Column C
Plan Category: Equity Compensation plans not approved by security holders:	Number of securities to be issued, upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outsanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2013 Stock Option Plan	57,621	$4.89	12,879
Amended and Restated 2017 Equity Incentive Plan	73,216	$8.05	18,823
John Joseph Gonzalez, II - Options	40,000	$4.25	-
Consultant - Options	6,053	$4.13	-
Consultant - Options	45,000	$8.04	-
Total	221,890	$6.44	31,702

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
(actual dollar amounts)

Related Party Transactions

We are not aware of any transactions since October 1, 2019 or any proposed transactions in which the Company was a party where the amount involved exceeded the lesser of 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and $120,000, and in which a director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Prager Metis CPAs, LLC served as the Company’s sole independent public accountants for the fiscal years ended September 30, 2019 and 2018.

Audit Fees

Audit fees include fees paid and accrued by the Company to the Auditors in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditors that are closely related to the audit and in many cases could only be provided by the Auditors. Such services include consents related to SEC and other regulatory filings.

The aggregate fees billed to the Company by the Auditors, as applicable, for audit services rendered to the Company for the years ended September 30, 2019 and 2018 totaled $277,500 and $230,000, respectively.

Audit Related Fees

Audit related services include agreed upon procedures attestation. The aggregate fees billed to the Company by Prager Metis CPAs, LLC for audit related fees rendered to the Company for the fiscal year ended September 30, 2018 totaled $10,000. The Auditors did not bill any fees for audit related services rendered to the Company for the fiscal year ended September 30, 2019.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditors, as applicable, for the tax related services rendered to the Company for the fiscal years ended September 30, 2019 and 2018 totaled $23,250 and $18,375, respectively.

All Other Fees

The Auditors did not bill other fees to the Company for fiscal years ended September 30, 2019 and 2018.

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

JANEL CORPORATION (Registrant)

Date: January 28, 2020	By:	/s/ Dominique Schulte
Dominique Schulte

Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: January 28, 2020	By:	/s/ Vincent A. Verde
Vincent A. Verde

Principal Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	John J. Gonzalez, II	Director	January 28, 2020
John J. Gonzalez, II

/s/	Brendan J. Killackey	Director	January 28, 2020
Brendan J. Killackey

/s/	Gregory J. Melsen	Director	January 28, 2020
Gregory J. Melsen

/s/	Gerard van Kesteren	Director	January 28, 2020
Gerard van Kesteren

Exhibit No.	Description
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

4.1	Description of Registrants Securities (filed herewith)
† 10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)
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
10.24
Commercial Guaranty, dated June 14, 2018, from Janel Corporation (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.25
Commercial Guaranty, dated June 14, 2018, from AB HoldCo, Inc. (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.26
Note Purchase Agreement, dated June 22, 2018, by and between AB HoldCo, Inc. and Richard Krogsrud (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.27
Note Purchase Agreement, dated June 22, 2018, by and between AB HoldCo, Inc. and the Michael L. Smith and Ardyce F. Smith 1994 Revocable Trust (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.28
Subordinated Promissory Note, dated June 22, 2018, made by AB HoldCo, Inc. payable to Richard Krogsrud (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.29
Subordinated Promissory Note, dated June 22, 2018, made by AB HoldCo, Inc. payable to the Michael L. Smith and Ardyce F. Smith 1994 Revocable Trust (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.30
Amendment No. 1 to Credit Agreement, effective as of August 30, 2019, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.4 of the Company;'s Current Report on Form8-K filed on September 6, 2019)

10.31
Term Loan Promissory Note, effective as of August 30, 2019, made by Indco, Inc. payable to First Merchamnt Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 6, 2019).

10.32
Revolving Loan Promissory Note, effective as of August 30, 2019 made by Indco, Inc. payable to First Merchant Bank (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on Septemver 5, 2019).

10.33
Pledge Agreement, effective as of August 30, 2019, by Janel Corporation to First Merchant Bank (incorporated by reference to Exhibit 10.4 of the Company;'s Current Report on Form8-K filed on September 6, 2019)

† 10.34
Consulting Agreement, dated February 26, 2017, between Janel Corporation and John J. Gonzalez, II (incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the year ended September 30, 2018 filed on July 26, 2019).

† 10.35
Consulting Agreement, dated September 28, 2016, between Janel Corporation and Gerard van Kesteren ((incorporated by reference to Exhibit 10.31 of the Company's Form 10-K for the year ended September 30, 2018 filed on July 26, 2019).

10.36	Amendment No. 1 to Credit Agreement, effective as of August 30, 2019, by and between Indco, Inc. and First Merchants Bank
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Prager Metis CPAs, LLC (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Principal Executive Officer (furnished herewith)
101
Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2019 and September 30, 2018, (ii) Consolidated Statements of Operations for the years ended September 30, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2019 and 2018 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements

† Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the years ended September 30, 2019 and 2018, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018, and the results of its operations, stockholder’s equity and its cash flows for the years ended September 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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
January 28, 2020

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2019	2018
ASSETS
Current Assets:
Cash	$2,163	$585
Accounts receivable, net of allowance for doubtful accounts	21,351	19,726
Inventory, net	4,371	2,391
Prepaid expenses and other current assets	531	354
Note receivable	139	-
Total current assets	28,555	23,056
Property and Equipment, net	3,954	3,787
Other Assets:
Intangible assets, net	13,598	12,347
Goodwill	13,525	11,458
Note receivable	-	129
Security deposits and other long term assets	87	134
Total other assets	27,210	24,068
Total assets	$59,719	$50,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$8,391	$9,730
Accounts payable - trade	22,061	16,798
Accrued expenses and other current liabilities	2,272	1,748
Dividends payable	1,041	470
Current portion of long-term debt	980	897
Total current liabilities	34,745	29,643
Other Liabilities:
Long-term debt	6,602	3,831
Subordinated promissory notes	541	344
Mandatorily redeemable non-controlling interest	619	681
Deferred income taxes	2,000	1,131
Other liabilities	334	254
Total other liabilities	10,096	6,241
Total liabilities	44,841	35,884
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized and 631 and 1,271 shares issued and outstanding as of September 30, 2019 and 2018, respectively.	-	-
Series C 20,000 shares authorized and 20,000 shares issued and outstanding at September 30, 2019 and 2018, liquidation value of $12,541 and $11,966 at September 30, 2019 and September 30, 2018, respectively	-	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 863,812 issued and 843,812 outstanding as of September 30, 2019 and 837,951 issued and 817,951 outstanding as of September 30, 2018	1	1
Paid-in capital	15,075	15,872
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings (deficit)	42	(606)
Total stockholders' equity	14,878	15,027
Total liabilities and stockholders' equity	$59,719	$50,911

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended September 30,
	2019	2018
Revenue	$84,354	$67,521
Forwarding expenses and cost of revenues	59,248	47,209
Gross profit	25,106	20,312
Cost and Expenses:
Selling, general and administrative	22,612	18,618
Amortization of intangible assets	915	807
Total Costs and Expenses	23,527	19,425
Income from Operations	1,579	887
Other Items:
Interest expense net of interest income	(694)	(499)
Change in fair value of mandatorily redeemable non-controlling interest	61	(10)
Income Before Income Taxes	946	378
Income tax expense	(330)	(130)
Net Income	616	248
Preferred stock dividends	(571)	(438)
Non-controlling interest dividends	(342)	(50)
Gain on extinguishment of Preferred Stock Series C dividends	-	1,312
Net Income (Loss) Available to Common Stockholders	$(297)	$1,072

Net Income per share
Basic	$0.65	$0.43
Diluted	$0.65	$0.30
Net income (loss) per share attributable to common stockholders:
Basic	$(0.35)	$1.86
Diluted	$(0.35)	$1.28
Weighted average number of shares outstanding:
Basic	851,234	574,721
Diluted	851,234	834,485

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNING (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2017	35,476	$-	573,951	$1	$12,312	20,000	$(240)	$(854)	$11,219
Net Income	-	-	-	-	-	-	-	248	248
Issuance of Series C Preferred Stock	5,795	-	-	-	2,897	-	-	-	2,897
Dividends to preferred stockholders	-	-	-	-	(438)	-	-	-	(438)
Dividend to non-controlling interest	-	-	-	-	(50)	-	-	-	(50)
Repurchase of Preferred A Shares	(20,000)	-	-	-	(400)	-	-	-	(400)
Exercise of warrants	-	-	250,000	-	1,000	-	-	-	1,000
Stock based compensation	-	-	-	-	506	-	-	-	506
Stock option exercise	-	-	14,000	-	45	-	-	-	45
Balance - September 30, 2018	21,271	$-	837,951	$1	$15,872	20,000	$(240)	$(606)	$15,027
Net Income	-	-	-	-	-	-	-	616	616
Cumulative effect of change in accounting principle	-	-	-	-	-	-	-	32	32
Dividends to preferred stockholders	-	-	-	-	(571)	-	-	-	(571)
Dividend to non-controlling interest	-	-	-	-	(342)	-	-	-	(342)
Preferred B shares converted	(640)	-	6,400	-	-	-	-	-	-
Restricted stock issued	-	-	10,000	-	-	-	-	-	-
Vested restricted stock unissued	-	-	-	-	(159)	-	-	-	(159)
Stock based compensation	-	-	-	-	203	-	-	-	203
Stock option exercise	-	-	9,461	-	72	-	-	-	72
Balance - September 30, 2019	20,631	$-	863,812	$1	$15,075	20,000	$(240)	$42	$14,878

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$616	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts	385	22
Depreciation	282	100
Deferred income tax	267	69
Amortization of intangible assets	915	807
Amortization of acquired inventory valuation	250	190
Amortization of loan costs	10	10
Stock based compensation	296	678
Change in fair value of mandatorily redeemable noncontrolling interest	(61)	10
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(365)	(3,936)
Inventory	(67)	(74)
Prepaid expenses and other current assets	(152)	23
Security deposits and other long term assets	50	(23)
Accounts payable and accrued expenses	4,697	2,549
Other liabilities	80	175
Net cash provided by operating activities	7,203	848
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of $49 (2019) in disposals	(421)	(89)
Note Receivable	-	(125)
Acquisitions	(6,179)	(7,386)
Net cash used in investing activities	(6,600)	(7,600)
Cash Flows From Financing Activities:
Dividends paid to preferred stockholders	-	(1,093)
Dividends paid to minority shareholders	(342)	(51)
Repayments of (borrowings under) term loan	2,701	(1,157)
Proceeds from senior securied term loan	-	2,025
Proceeds from sale of Series C Preferred Stock	-	2,898
Proceeds from stock option exercise	72	46
Line of credit, proceeds (borrowing), net	(1,348)	3,581
Repurchase of Preferred A Shares	-	(400)
Exercise of warrants	-	1,000
Repayment of notes payable - related party	(108)	(500)
Net cash provided by financing activities	975	6,349
Net increase (decrease) in cash	1,578	(403)
Cash at beginning of the period	585	988
Cash at end of period	$2,163	$585

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$649	$488
Income taxes	$146	$93
Non-cash investing activities:
Contingent earn-out acquisition	$50	$-
Subordinated Promissory notes of Honor	$456	$-
Subordinated promissory notes of Antibodies	$-	$344
Non-cash financing activities:
Dividends declared to preferred stockholders	$571	$655
Vested restricted stock unissued	$159	$-

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

1	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel is a holding company that had the following two reportable segments at September 30, 2018: Global Logistics Services and Manufacturing. Effective October 1, 2018, the Company realigned its Manufacturing segment, which was separated into two segments named Manufacturing and Life Sciences. Accordingly, the Company’s current structure consists of the following three reportable segments: (1) Global Logistics Services, (2) Manufacturing and (3) Life Sciences. The Company has reported its segment results for all periods presented under the realigned business segments for the prior year to be consistent with the current presentation, as reflected in note 13.

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

On October 17, 2018, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with one U.S. location. See note 2.

On January 3, 2018, the Company acquired Global Trading Resources, Inc. (“GTRI”), a full-service cargo transportation logistics management service provider. See note 2.

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

Life Sciences

The Company’s Life Sciences segment is comprised of Aves Labs, Inc. (“Aves”), Antibodies Incorporated (“Antibodies”), IgG, LLC (IgG”) and PhosphoSolutions, LLC, which are wholly-owned subsidiaries of the Company. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (“OEM”) basis.

On September 6, 2019, the Company, through its wholly owned subsidiary Aves, acquired all of the equity interests of PhosphoSolutions, LLC and all of the stock of PhosphoSolutions, Inc, (collectively “Phospho”).

On July 1, 2019, we acquired the membership interests of a life sciences company. See note 2.

On June 22, 2018, the Company acquired all the outstanding common stock of Antibodies. See note 2

On March 5, 2018, the Company acquired all the outstanding common stock of Aves. See note 2

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

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to accounts receivables valuation, the useful lives of long-term assets, accrual of cost related to ancillary services the Company provides and accrual of tax expense on an interim basis.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of September 30, 2019 and September 30, 2018 was $503 and $124, respectively.

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

The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2019 and 2018.

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

If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future. There were no indicators of impairment of long-lived assets during the year ended September 30, 2019 and 2018.

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

The Company recorded an increase to the opening balance of retained earnings of $32, net of tax, as of October 1, 2018 due to the cumulative impact of adoption of ASC Topic 606. The impact to revenue and associated cost for the fiscal year ended September 30, 2019 was a decrease of $443 and $403, respectively, as a result of applying ASC Topic 606.

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

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean import and export, freight forwarding, customs brokerage and air import and export. A summary of the Company’s revenues disaggregated by major service lines for the fiscal year ended September 30, 2019 was as follows:

Year Ended
Service Type	September 30, 2019
Ocean import and export	$30,878
Freight forwarding	16,545
Customs brokerage	8,504
Air import and export	13,728
Total	$69,655

Manufacturing

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Indco receives customer product orders via phone call, email, internet, or fax. The pricing of each standard product sold is listed in Indco's print and web-based catalog. Customer specific products are priced by quote. A sales order acknowledgement is sent to every customer for every order to confirm pricing and the specifications of the products ordered. The revenue is recognized at a point in time when the product is shipped to the customer.

Life Sciences

Revenues from Aves, Antibodies, IgG and Phospho are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Payments are received either by credit card or invoice by Aves, Antibodies, IgG and Phospho. Revenues from Aves, Antibodies, IgG and Phospho are recognized when products are shipped and risk of loss is transferred to the carrier(s) used.

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

Non-employee share-based awards

The Company accounts for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-employees.” Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of share-based payment transactions is determined at the earlier of performance commitment date or performance completion date. The Company believes that the fair value of the stock-based award is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date and expense is recognized over the vesting period of the award.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company is required to purchase 20% of the 8.35% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption “Mandatorily redeemable non-controlling interest.” As of September 30, 2019, the holder did not exercise the redemption rights. The mandatorily redeemable non-controlling interest is adjusted each reporting period, if required, to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption “change in fair value of mandatorily redeemable non-controlling interest.”

Note receivable

On March 2, 2018 the Company issued a convertible promissory note in the amount of $125 with a potential non related party acquisition target. The note bears interest on the outstanding principal amount at a rate of 10% per annum and both principal and interest is payable on the maturity date of April 2, 2020. The convertible note, at the election of the Company, can be converted into common stock of the acquisition target. As of September 30, 2019, and 2018 amounts outstanding including accrued interest was $139 and $129, respectively. As of September 30, 2019, the Company is no longer pursuing this potential acquisition target.

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

The recently enacted Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21%.

Recent accounting pronouncements

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 606 to clarify the principles used to recognize revenue for all entities. This new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. In addition, the new standard requires enhanced qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted this standard on October 1, 2018 using the modified retrospective approach. As a result of using this approach, the Company recognized the cumulative effect adjustment to the opening balance of retained earnings. Comparative prior year information has not been adjusted and continues to be reported under the Company’s historical revenue recognition policies described in note 1 to the Company’s Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on July 26, 2019.

The adoption of this new standard adjusted the revenue recognition timing of the Company’s brokerage and transportation management services performance obligation from point in time to over time on a proportionate transit time basis within the Company’s Global Logistics Services, which resulted in a cumulative transition adjustment to the opening balance of retained earnings on October 1, 2018, of $32, net of tax, and a decrease of $443 and $403 to revenue and cost for the fiscal year ended September 30, 2019, respectively. While adoption of this standard also affected the corresponding direct costs of revenue, this change did not have a material impact on the Company’s consolidated financial statements due to the short-term nature of its performance obligations.

As part of the adoption of this standard, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to record, on the balance sheet, the assets and liabilities for the right-of-use assets and lease obligations created by leases with lease terms of more than 12 months. This new accounting standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The original guidance required application on a modified retrospective basis with respect to the earliest period presented. During March 2018, the FASB approved amendments to create an optional transition method that will provide an option to use the effective date of ASC 842, Leases, as of the date of initial application of the transition. The Company adopted this optional transition standard on October 1, 2019. Upon adoption, the Company plans to use the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs. Adoption will also require enhanced qualitative and quantitative disclosures. The Company anticipates that the adoption of this standard will materially affect its consolidated balance sheets, resulting in a lease asset of approximately $1,043 and a lease liability of $1,060, respectively, as of October 1, 2019. The Company’s previous liability for deferred rent of $17 will be offset against the right of use asset upon adoption of the new standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. These prior period reclassifications did not affect the Company’s net income, earnings per share, stockholders’ equity or working capital.

2	ACQUISITIONS

2018 Acquisitions

Global Trading Resources, Inc

The Company acquired all of the outstanding common stock of GTRI effective as of January 3, 2018 for $528, net of $110 received in cash. An I.R.S Code Section 338(h)(10) election was made in connection with the GTRI acquisition, and the acquisition will be treated as an asset purchase for income tax purposes, which will allow for the tax deduction of GTRI’s goodwill. The acquisition of GTRI was funded with cash provided by normal operations. GTRI provides full-service cargo transportation logistics management services, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services. GTRI was established in 1994 and is headquartered in Portland, Oregon. The results of operations for GTRI will be in the Global Logistics Service reporting segment. GTRI results for the period from acquisition through September 30, 2018 are included in the results of operations for the twelve-month period ended September 30, 2018. Acquisition expenses associated with GTRI acquisition amounted to $26 for the year ended September 30, 2018 and is included in selling, general and administrative expenses.

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

Fair Value
Accounts receivable	$308
Other assets	8
Intangibles - customer relationships	32
Intangibles - trademark	7
Intangibles - non-compete	39
Goodwill	353
Accounts payable	(266)
Accrued expenses	(63)
Purchase price, net of cash received	$418

Aves Labs, Inc.

The Company acquired all of the outstanding common stock of Aves effective March 5, 2018 for $2,433, net of $72 received in cash. At closing, $1,975 was paid in cash and $497 was recorded in accrued expenses as a preliminary earnout consideration. If Aves manufactures certain products set forth in the purchase agreement, the earnout consideration is payable no later than thirty days following the determination that the applicable earnout condition has been satisfied. For the earnout consideration to be payable, the earnout condition must be satisfied no later than one hundred eighty days following closing, or September 1, 2018. As of September 30, 2018, the Company paid earnout consideration in the amount of $500 and recorded an additional $33 working capital adjustment. An I.R.S Code Section 338(h)(10) election was made in connection with the Aves acquisition, and this acquisition will be treated as an asset purchase for income tax purposes, which will allow for the tax deduction of Aves goodwill. Aves provides high quality antibodies and other immunoreagents for biomedical research and antibody manufacturing. The results of operations for Aves are reported in our Life Sciences segment. Acquisition expenses associated with the Aves acquisition amounted to $77 for the twelve months ended September 30, 2018 and is included in selling, general and administrative expenses. Aves results for the period from acquisition through September 30, 2018 are included in the results of operations for the twelve months ended September 30, 2018. This includes revenues, cost of goods sold, selling, general and administrative expense and net income from operations of Aves amounted to $636, $215, $231 and $190, respectively.

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

Fair Value
Accounts receivable	$111
Inventory	1,057
Property & equipment, net	31
Intangibles - customer relationships.	330
Intangibles - - trademark	40
Intangibles - other	180
Goodwill	684
Purchase price, net of cash received	$2,433

Antibodies Incorporated

The Company acquired Antibodies via a merger that closed effective June 22, 2018 for $4,879, net of $56 of cash received. At closing, the former stockholders of Antibodies were paid $4,535 in cash and certain former stockholders were issued an aggregate amount of $344 in subordinated promissory notes. The acquisition of Antibodies was funded with cash provided by normal operations in the amount of $1,169, the sale of Series C Preferred Stock in the amount of $1,399, a senior secured term loan in the amount of $2,025, and $344 in subordinated promissory notes to certain former shareholders of Antibodies. Antibodies is a manufacturer and distributor of monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and a developer and practitioner of immunoassays for academic and industry research scientists. Antibodies was founded in 1960 and is headquartered in Davis, California. The results of operations for Antibodies are reported in our Life Sciences segment. Acquisition expenses associated with Antibodies acquisition amounted to $263 for the twelve months ended September 30, 2018 and are included in selling, general and administrative expenses. Antibodies results for the period from acquisition through September 30, 2018 are included in the results of operations for the twelve months ended September 30, 2018. This includes revenues, cost of goods sold, selling, general and administrative expense, interest expense and net income from operations of Antibodies amounted to $1,348, $512, $658, $40 and $138, respectively.

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

Fair Value
Accounts receivable	$411
Inventory	1,102
Prepaids	43
Property & equipment, net	3,373
Intangibles - - trademark	301
Intangibles - other	377
Goodwill	675
Accounts payable	(363)
Accrued expenses	(235)
Deferred income taxes	(805)
Purchase price, net of cash received	$4,879

2019 Acquisitions

The Company completed four business acquisitions in the fiscal year ended September 30, 2019, with an aggregate purchase price of $6,768, net of cash acquired. The Company recorded an aggregate $2,067 in goodwill and $2,165 in other identifiable intangibles. The results of operations of the acquired businesses are included in the Janel’s consolidated results of operations since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a significant impact on Janel’s consolidated results of operations individually or in aggregate.

Honor Worldwide Logistics, LLC

Through its wholly-owned subsidiary, Janel Group, Inc. (“Janel Group”), the Company acquired the membership interests of Honor for $2,212, net of $70 of cash received on November 20, 2018 in a transaction pursuant to which Honor became a direct wholly-owned subsidiary of Janel Group and an indirect wholly-owned subsidiary of the Company. At closing, the former owners of Honor were paid $1,826 in cash and a subordinated promissory note in the aggregate amount of $456 was issued to a former member. The acquisition of Honor was funded with cash provided by normal operations along with a subordinated promissory note. Honor provides global logistics services with two U.S. locations and expands the domestic network of the Company’s Global Logistics Services segment. Acquisition expenses associated with the Honor acquisition amounted to $69 for the twelve months ended September 30, 2019 and are included in selling, general and administrative expenses. Honor results for the period from acquisition through September 30, 2019 are included in the results of operations for the twelve months ended September 30, 2019. This includes revenues, forwarding expense, selling, general and administrative expense, interest expense and net income from operations of Honor amounted to $4,533, $3,467, $830, $19 and $216, respectively.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for Honor to the net tangible and identifiable intangible assets based on their estimated fair values. The Company finalized the valuation of assets acquired and liabilities assumed, and, the fair value amounts noted are in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Fair Value
Accounts receivable	$1,267
Prepaids and other current assets	14
Property & equipment, net	1
Intangibles - customer relationships	910
Intangibles - trademark	20
Intangibles - non-compete	30
Goodwill	529
Security deposits	2
Accounts payable	(557)
Accrued expenses	(4)
Purchase price, net of cash received	$2,212

PhosphoSolutions

Through Aves, the Company completed a business combination whereby we acquired all of the membership interests of Phospho on September 6, 2019. The aggregate purchase price for Phospho was $4,043, net of $13 of cash received. At closing, $4,000 was paid in cash and $56 was recorded in accrued expenses as preliminary tax gross up due to former owners. Phospho is a manufacturer and distributor of monoclonal and polyclonal antibodies, principally used in neuroscience research. Phospho was founded in 2001 and is headquartered in Aurora Colorado. The results of operations for Phospho are reported in our Life Sciences segment. Acquisition expenses associated with Phospho acquisition amounted to $34 for the twelve months ended September 30, 2019 and are included in selling, general and administrative expenses. Phospho results for the period from acquisition through September 30, 2019 are included in the results of operations for the twelve months ended September 30, 2019. This includes revenues, cost of goods sold, selling, general and administrative expense and net income from operations of Antibodies amounted to $96, $19, $65 and $14, respectively.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for Phospho to the net tangible and identifiable intangible assets based on their estimated fair values. The Company finalized the valuation of assets acquired and liabilities assumed, and, the fair value amounts noted are in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Fair Value
Accounts receivable	$123
Inventory	1,965
Prepaids and other current assets	49
Property & equipment, net	13
Intangibles - customer relationships	730
Intangibles - trademark	110
Intangibles - other	270
Goodwill	1,465
Security deposits	11
Accounts payable	(5)
Accrued expenses	(55)
Deferred income taxes	(633)
Purchase price, net of cash received	$4,043

Other Acquisitions

On October 17, 2018, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with one U.S. location. On July 1, 2019, we acquired the membership interests of a life sciences company to expand our product offerings in Life Sciences. These acquisitions were funded with cash provided by normal operations. The results of operations for these acquisitions are reported in our Global Logistics Services and Life Sciences segments. The aggregate purchase price for these acquisitions was $430. At closing, $50 was recorded in accrued expenses as a preliminary earnout consideration.

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows (in thousands):

	September 30,	September 30,
	2019	2018	Life
Building and improvements	$2,577	$2,366	15-30 years
Land and improvements	835	823	Indefinite
Furniture and Fixture	218	211	3-7 years
Computer Equipment	465	323	3-5 years
Machinery & Equipment	973	942	3-15 years
Leasehold Improvements	181	181	3-5 years
	5,249	4,846
Less Accumulated Depreciation	(1,295)	(1,059)
	$3,954	$3,787

Depreciation expense for the fiscal year ended September 30, 2019 and 2018 was $282 and $100, respectively.

4	INVENTORY

Inventories consisted of the following (in thousands):

	Year End September 30,
	2019	2018
Finished goods	$2,988	$1,241
Work-in-process	461	286
Raw materials	946	888
Gross inventory	4,395	2,415
Less – reserve for inventory valuation	(24)	(24)
Inventory net	$4,371	$2,391

5	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	September 30,	September 30,
	2019	2018	Life
Customer relationships	$13,762	$12,052	15-20 Years
Trademarks/names	2,251	2,118	20 Years
Other	978	656	2-5 Years
	16,991	14,826
Less: Accumulated Depreciation	(3,393)	(2,479)
	$13,598	$12,347

The future amortization of these intangible assets is expected to be as follows (in thousands):

Fiscal Year 2020	$944
Fiscal Year 2021	915
Fiscal Year 2022	908
Fiscal Year 2023	908
Fiscal Year 2024	905
Thereafter	9,018
$13,598

6	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Global Logistics Services, Manufacturing and Life Sciences businesses.

The composition of the goodwill balance at September 30, 2019 and 2018 is as follows:

	September 30,	September 30,
	2019	2018
Global Logistics Services	$5,655	$5,052
Manufacturing	5,046	5,046
Life Sciences	2,824	1,360
Total	$13,525	$11,458

7	NOTES PAYABLE - BANKS

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

As of May 1, 2019, Santander had granted the Janel Group Borrowers a one-time waiver until July 31, 2019 for an event of default related to the delivery of the audited financial statements for the fiscal year ended September 30, 2018. Other than as specifically referenced above, the Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement as of September 30, 2019.

At September 30, 2019, outstanding borrowings under the Santander Facility were $8,391, representing 49.4% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 5.50%.

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

As of September 30, 2019, there were no outstanding borrowings under the revolving loan and $5,455 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.85%.

As of September 30, 2018, there were no outstanding borrowings under the revolving loan and $2,713 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.85%. Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2019 and September 30, 2018.

	September 30,	September 30,
	2019	2018
Long Term Debt *	$5,455	$2,713
Less Current Portion	(786)	(857)
	$4,669	$1,856
*Note: Long Term Debt is due in monthly installments of $71 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco’s assets and guaranteed by Janel.

These obligations mature as follows (in thousands):

2020	$786
2021	786
2022	786
2023	786
2024	786
Thereafter	1,525
$5,455

(D)	First Northern Bank of Dixon

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

On November 18, 2019, Antibodies modified and refinanced its existing credit facilities with First Northern Bank. The existing Senior Secured Term loan was increased to $2,235, the initial interest rate decreased to 4.18%, and the maturity date was extended to November 14, 2029, with all other terms, covenants and conditions substantially unchanged. The existing Revolving Credit Facility was expanded to $500, the interest rate decreased to 6.0%, and the maturity date was extended to October 1, 2020, with all other terms, covenants and conditions substantially unchanged. Additionally, Antibodies entered into a new Business Loan Agreement ("Solar Loan") provided for a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property. The initial interest rate on the facility is 4.43%, subject to adjustment in five years.

As of September 30, 2019, the total amount outstanding under the Senior Secured Term Loan was $1,975, of which $1,933 is included in long-term debt and $42 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

As of September 30, 2018, the total amount outstanding under the Senior Secured Term Loan was $2,015, of which $1,975 is included in long-term debt and $40 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

	September 30,	September 30,
(in thousands)	2019	2018
Long Term Debt *	$1,975	$2,015
Less Current Portion	(42)	(40)
	$1,933	$1,975
*Long term debt is due in monthly installments of $12 plus monthly interest, at 5.28% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

These obligations mature as follows (in thousands):

2020	$42
2021	45
2022	47
2023	50
2024	52
Thereafter	1,739
$1,975

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at September 30, 2019 and September 30, 2018.

8	SUBORDINATED PROMISSORY NOTES

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

As of September, 2019, and September 30, 2018, amounts outstanding under the two AB HoldCo Subordinated Promissory Notes were $47 and $297, respectively.

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

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the "Series B Stock") are convertible into shares of the Company's $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis. On September 6, 2019 a holder of the Series B Stock converted 640 shares of Series B Stock into 6,400 shares of the Company’s Common Stock.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and increased by 1% beginning on January 1, 2019. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2019 and 2018 was 6% and 5%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $12,541 and $11,966 as of September 30, 2019 and September 30, 2018, respectively. The change in terms were deemed to be substantial from a quantitative perspective (greater than 10% change in the present value of future cash flows) as well as qualitatively when considering the change in the form of the security from original issuance through October 17, 2017. The fair value prior to modification was $8,224 and $6,912 after modification, for a change of $1,312. In accordance with FASB’s Topic ASC 260, “Earnings Per Share,” this incremental benefit is treated as an adjustment to EPS for common stockholders for the fiscal year ended September 30, 2018. The amendment on October 17, 2017 to the annual dividend rate decrease was treated as an extinguishment for accounting purposes in a manner similar to a dividend for the fiscal year ended September 30, 2018.

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

For the fiscal year ended September 30, 2019 and 2018, the Company declared dividends on Series C Stock of $571 and $438, respectively. At September 30, 2019 and 2018, the Company had accrued dividends of $1,041 and $470, respectively.

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

In connection with the October 6, 2013 Securities Purchase Agreement with Oaxaca Group, LLC, (“Oaxaca”) the Company issued warrants to Oaxaca to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. The warrants expired on October 5, 2018. On September 27, 2018, the warrants to purchase 250,000 shares of common stock at $4.00 were exercised by Oaxaca. The Company has no other stock warrants outstanding.

(E)	Indco Dividend

On August 29, 2019, the board of directors of Indco, a majority-owned subsidiary of the Company, declared a $6.25 dividend for each share of Indco’s common stock, outstanding, and payable to stockholders of record payable on August 30, 2019. The total dividend paid to the majority owner and minority owners of Indco, was $3,757 and $342, respectively.

10	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the "2013 Option Plan") providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

On May 12, 2017, the board of directors adopted the Company's 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company's common stock may be granted to directors, officers, employees of and consultants to the Company.

On May 8, 2018, the board of directors of Janel adopted the Amended 2017 Plan. The provisions and terms of the Amended 2017 Plan are the same as those in the 2017 Plan, except that the Amended 2017 Plan removes the ability of Janel to award incentive stock options and removes the requirement for stockholder approval of the 2017 Plan.

Total stock-based compensation for the fiscal year ended September 30, 2019 and 2018 amounted to $296 and $678, respectively, and was included in selling, general and administrative expense in the Company's statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	2019	2018
Risk-free interest rate	3.04%	1.92 - 2.70%
Expected option term in years	5.5 - 6.5	5.00 - 6.50
Expected volatility	95.4% - 98.8%	91.94 - 99.13%
Dividend yield	-%	-%
Weighted average grant date fair value	$5.87 - $6.29	$ 6.23 - 6.85

Option for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2018	112,798	$5.09	6.88	$357.10
Granted	7,500	$7.75	9.00	$9.38
Exercised	(9,461)	$7.63	-	$-
Outstanding balance at September 30, 2019	110,837	$5.05	5.98	$438.06
Exercisable at September 30, 2019	95,124	$4.57	5.59	$422.21

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company's common stock at September 30, 2019 of $9.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2019, there was approximately $26 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

There were no non-employee options awarded during the fiscal years ended September 30, 2019 and 2018, respectively.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2018	51,053	$7.58	8.80	$31.84
Outstanding balance at September 30, 2019	51,053	$7.58	7.80	$72.68
Exercisable at September 30, 2019	19,036	$7.21	7.72	$34.06

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at September 30, 2019, of $9.00 per share and the exercise price of the stock options that had strike prices below such closing price. As of September 30, 2019, there was approximately $71 of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

Additionally, during the fiscal year ended September 30, 2019, 6,812 options were granted with respects to Indco's common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco's share-based awards. In applying this model, the Company used the following assumptions:

	2019	2018
Risk-free interest rate	3.04%	2.65% - 2.78%
Expected option term in years	5.5 - 6.5	4.02 - 6.27
Expected volatility	95.4% - 98.8%	98.52% - 102.90%
Dividend yield	-%	-%
Grant date fair value	$9.19 - $9.85	$9.40 - $9.83

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2018	25,321	$7.97	7.90	$105.36
Granted	6,812	$12.13	9.00	$-
Outstanding balance at September 30, 2019	32,133	$8.85	7.34	$105.36
Exercisable at September 30, 2019	$20,825	$7.08	6.66	$105.09

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco's common stock at September 30, 2019 of $12.13 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The compensation cost related to these options was approximately $93 and $172 for the fiscal years ended September 30, 2019 and fiscal year ended September 30, 2018, respectively, and is included in other liabilities in the consolidated financial statement. The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

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

As of September 30, 2019, there was approximately $42 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the fiscal year ended September 30, 2019, there were no shares of restricted stock granted. Under the Amended 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company's financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the Amended 2017 Plan for the fiscal year ended September 30, 2019:

	Restricted Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2018	10,000	$8.01	1.11
Vested	(5,000)	$8.01	-
Unvested at September 30, 2019	5,000	$8.01	0.61

As of September 30, 2019, there was approximately $8 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

The following table summarizes the status of our non-employee unvested restricted stock under the Amended 2017 Plan for the fiscal year ended September 30, 2019:

	Restricted Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2018	30,000	$8.03	$1.74
Vested	(3,333)	$8.01	$-
Unvested at September 30, 2019	26,667	$8.04	$0.88

As of September 30, 2019, there was approximately $175 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

As of September 30, 2019, included in accrued expenses and other current liabilities was $159 which represents 28,333 shares of restricted stock that vested but were not issued.

11	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share ("EPS") computations for the fiscal years ended September 30, 2019 and 2018 (in thousands, except share and per share data):

	Year Ended September 30,
	2019	2018
Income:
Net income	$616	$248
Preferred stock dividends	(571)	(438)
Non-controlling interest dividends	(342)	(50)
Gain on extinguishment of Preferred stock dividends Series C	-	1,312
Net income (loss) available to common stockholders	$(297)	$1,072

Common Shares:
Basic - weighted average common shares	851,234	574,721
Effect of dilutive securities:
Stock options	-	58,433
Restricted stock	-	34,243
Warrants	-	134,767
Convertible preferred stock	-	32,321
Diluted - weighted average common stock	851,234	834,485

	Year Ended September 30,
Income per Common Share:	2019	2018
Basic -
Net income	$0.72	$0.43
Preferred stock dividends	(0.67)	(0.76)
Non-controlling interest dividends	(0.40)	(0.09)
Gain on extinguishment of Preferred stock dividends Series C	-	2.28
Net income (loss) attributable to common stockholders	$(0.35)	$1.86

Diluted -
Net income	$0.72	$0.30
Preferred stock dividends	(0.67)	(0.53)
Non-controlling interest dividends	(0.40)	(0.06)
Gain on extinguishment of Preferred stock dividends Series C	-	1.57
Net income (loss) available to common stockholders	$(0.35)	$1.28

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were no anti-dilutive shares for the fiscal years ended September 30, 2019 and 2018.

Potentially diluted securities as of September 30, 2019 and 2018 are as follows:

	September 30,
	2019	2018
Employee stock options (Note 9)	110,837	112,798
Non-employee stock options (Note 9)	51,053	51,053
Employee restricted stock (Note 9)	8,333	10,000
Non-employee restricted stock (Note 9)	23,334	30,000
Convertible preferred stock	6,310	12,710
	199,867	216,561

12	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows (in thousands):

	2019	2018
Federal taxes at statutory rates	$199	$91
Permanent differences	44	7
State and local taxes, net of Federal benefit	69	60
Federal rate change	-	(28)
Other	18	-
	$330	$130

The provisions of income taxes are summarized as follows (in thousands):

	Year Ended September 30,
	2019	2018
Current	$106	$55
Deferred	224	75
Total	$330	$130

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2019	2018
Deferred tax assets - net operating loss carryforwards	$1,000	$1,117
Credits	42	42
Other	(350)	36
Stock based compensation	369	293
Total deferred tax assets	1,061	1,488
Valuation allowance	-	-
Total deferred tax assets net of valuation allowance	$1,061	$1,488

Deferred tax liabilities - depreciation and amortization	$2,991	$2,578
Prepaid expenses	70	41
Total deferred tax liabilities	$3,061	$2,619
Net deferred tax liability	$(2,000)	$(1,131)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a no valuation allowance has been recorded against the Company’s deferred tax assets as of September 30, 2019.

The Company has net operating loss carryforwards for income tax purposes that expire as follows (in thousands):

2033	$4,330
2034	618
$4,948

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

As of September 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Due to net operating losses and tax credit carry forwards that remain unutilized, income tax returns for tax years from 2013 through 2018 remain subject to examination by the taxing jurisdictions. The net operating loss carryforwards remain subject to review until utilized.

13	PROFIT SHARING AND 401(k) PLANS

The Company maintains a qualified retirement plan commonly referred to as a 401(k) Plan covering substantially all full-time employees under each segment.

Prior to July 2019, the Company maintained separate contributory 401(k) plans covering substantially all full-time employees under each segment. Beginning in March 2019 through July 2019, the Company combined all plans into the Janel Corporation 401(k) Plan.

The Janel Corporation 401(k) allows for employee salary deferrals including Roth 401(k) deferrals, employer matching contributions, employer profit sharing contributions and employee rollovers. The Janel Corporation 401(k) plan provides for participant contributions of up to 50% of annual compensation (not to exceed the IRS limit), as defined by the plan. The Company contributes an amount equal to 50% of the participant’s first 6% of contributions.

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the years ended September 30, 2019 and 2018 were approximately $214 and $138, respectively.

The administrative expense charged to operations for the years ended September 30, 2019 and 2018 aggregated approximately $26 and $11, respectively.

14	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company had the following two reportable segments at September 30, 2018: Global Logistics Services and Manufacturing. Effective October 1, 2018, the Company realigned its Manufacturing segment, which was separated into two segments named Manufacturing and Life Sciences. Accordingly, the Company now operates in three reportable segments: 1) Global Logistics Services, 2) Manufacturing and 3) Life Sciences, supported by a corporate group which conducts activities that are non-segment specific. The following tables presents selected financial information about the Company's reportable segments for the fiscal years ended September 30, 2019 and 2018:

For the year ended September 30, 2019		Global Logistics
(in thousands)	Consolidated	Services	Manufacturing	Life Sciences	Corporate
Revenues	$84,354	$69,655	$9,042	$5,657	$-
Forwarding expenses and cost of revenues	59,248	53,319	4,020	1,909	-
Gross margin	25,106	16,336	5,022	3,748	-
Selling, general and administrative	22,612	13,856	3,113	2,907	2,736
Amortization of intangible assets	915	-	-	-	915
Income (loss) from operations	1,579	2,480	1,909	841	(3,651)
Interest expense	694	432	150	122	(10)
Identifiable assets	59,719	21,571	2,357	8,591	27,200
Capital expenditures	421	18	158	245	-

For the year ended September 30, 2018		Global Logistics
(in thousands)	Consolidated	Services	Manufacturing	Life Sciences	Corporate
Revenues	$67,521	$57,200	$8,337	$1,984	$-
Forwarding expenses and cost of revenues	47,209	42,685	3,797	727	-
Gross margin	20,312	14,515	4,540	1,257	-
Selling, general and administrative	18,618	11,836	2,830	889	3,063
Amortization of intangible assets	807	-	-	-	807
Income (loss) from operations	887	2,679	1,710	368	(3,870)
Interest expense	499	283	182	38	(4)
Identifiable assets	50,911	18,812	1,898	6,165	24,036
Capital expenditures	89	38	51	-	-

15	COMMITMENTS AND CONTINGENCIES

(A)	Leases

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2019 and 2018 was approximately $818 and $703, respectively.

Future minimum lease commitments (excluding renewal options) under non-cancellable leases are as follows (in thousands):

Year Ended September 30,	Min. Lease Commitments
2020	$653
2021	$267
2022	$255
2023	$88

(B)	Employment Agreements

The Company has various employment agreements, including employment agreements with the previous owner of Honor and Phospho.

16	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

No customer accounts for 10% or more of consolidated sales for the years ended September 30, 2019 and 2018. No customer accounted for 10% or more of consolidated accounts receivable at September 30, 2019 and 2018.

17	SUBSEQUENT EVENTS

The Company has determined that there are no events or transactions occurring subsequent to September 30, 2019 that would have a material impact on the Company’s results of operations or financial condition as of September 30, 2019.