Form 10-Q
period 2019-12-31
JANEL CORP
filed 2020-03-06
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 333-60608

JANEL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-1005291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Eighth Avenue
New York, New York	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 256-8143
Former name, former address and former fiscal year, if changed from last report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
None	None	None

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
Yes   ☐         No ☒

The number of shares of Common Stock outstanding as of March 6, 2020 was 847,652.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended December 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2019 (Unaudited)	September 30, 2019
ASSETS
Current Assets:
Cash	$1,607	$2,163
Accounts receivable, net of allowance for doubtful accounts	18,433	21,351
Inventory, net	4,040	4,371
Prepaid expenses and other current assets	556	531
Note receivable	142	139
Total current assets	24,778	28,555
Property and Equipment, net	3,996	3,954
Other Assets:
Intangible assets, net	13,355	13,598
Goodwill	13,525	13,525
Right of use asset	863	—
Security deposits and other long term assets	260	87
Total other assets	28,003	27,210
Total assets	$56,777	$59,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$8,766	$8,391
Accounts payable – trade	17,709	22,061
Accrued expenses and other current liabilities	2,590	2,272
Dividends payable	1,192	1,041
Short-term lease liabilities	390	—
Current portion of long-term debt	989	980
Total current liabilities	31,636	34,745
Other Liabilities:
Long-term debt	6,557	6,602
Subordinated promissory notes	505	541
Mandatorily redeemable non-controlling interest	619	619
Deferred income taxes	1,989	2,000
Long-term lease liabilities	494	—
Other liabilities	284	334
Total other liabilities	10,448	10,096
Total liabilities	42,084	44,841
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized and 631shares issued and outstanding	—	—
Series C 20,000 shares authorized and 20,000 shares issued and outstanding at December 31, 2019 and September 30, 2019, liquidation value of $12,692 and $12,541 at December 31, 2019 and September 30, 2019, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 867,652 issued and 847,652 outstanding as of December 31, 2019 and 863,812 issued and 843,812 outstanding as of September 30, 2019	1	1
Paid-in capital	15,010	15,075
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated (deficit) earnings	(78)	42
Total stockholders’ equity	14,693	14,878
Total liabilities and stockholders’ equity	$56,777	$59,719

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenue	$19,821	$22,327
Forwarding expenses and cost of revenues	13,534	15,840
Gross profit	6,287	6,487
Cost and Expenses:
Selling, general and administrative	6,085	5,389
Amortization of intangible assets	243	208
Total Costs and Expenses	6,328	5,597
(Loss) Income from Operations	(41)	890
Other Items:
Interest expense net of interest income	(163)	(162)
(Loss) Income Before Income Taxes	(204)	728
Income tax benefit (expense)	84	(184)
Net (Loss) Income	(120)	544
Preferred stock dividends	(151)	(122)
Net (Loss) Income Available to Common Stockholders	$(271)	$422

Net (loss) Income per share
Basic	$(0.14)	$0.64
Diluted	$(0.14)	$0.58
Net (loss) income per share attributable to common stockholders:
Basic	$(0.31)	$0.50
Diluted	$(0.31)	$0.45
Weighted average number of shares outstanding:
Basic	865,275	847,458
Diluted	865,275	936,314

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2019	20,631	$—	863,812	$1	$15,075	20,000	$(240)	$42	$14,878
Net Loss	—	—	—	—	—	—	—	(120)	(120)
Dividends to preferred stockholders	—	—	—	—	(151)	—	—	—	(151)
Stock-based compensation	—	—	—	—	55	—	—	—	55
Stock option exercise	—	—	3,840	—	31	—	—	—	31
Balance - December 31, 2019	20,631	$—	867,652	$1	$15,010	20,000	$(240)	$(78)	$14,693

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2018	21,271	$—	837,951	$1	$15,872	20,000	$(240)	$(606)	$15,027
Net Income	—	—	—	—	—	—	—	544	544
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	32	32
Dividends to preferred stockholders	—	—	—	—	(122)	—	—	—	(122)
Vested restricted stock unissued	—	—	—	—	(236)	—	—	—	(236)
Stock option exercise	—	—	1,500	—	5	—	—	—	5
Stock-based compensation	—	—	—	—	94	—	—	—	94
Balance - December 31, 2018	21,271	$—	839,451	$1	$15,613	20,000	$(240)	$(30)	$15,344

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(120)	$544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for uncollectible accounts	68	94
Depreciation	55	76
Deferred income tax	(11)	220
Amortization of intangible assets	243	208
Amortization of acquired inventory valuation	220	62
Amortization of loan costs	5	3
Stock-based compensation	74	129
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,850	(4,790)
Inventory	111	(137)
Prepaid expenses and sundry current assets	(25)	(61)
Security deposits and other long term assets	(176)	(3)
Accounts payable and accrued expenses	(4,054)	4,373
Other liabilities	(29)	30
Net cash (used) in provided by operating activities	(789)	748
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(97)	(182)
Acquisitions	—	(1,935)
Net cash used in investing activities	(97)	(2,117)
Cash Flows From Financing Activities:
Repayments of term loan	(35)	(106)
Proceeds from stock option exercise	31	5
Line of credit, proceeds, net	370	1,606
Repayment of subordinated promissory notes	(36)	—
Net cash provided by financing activities	330	1,505
Net (decrease) increase in cash	(556)	136
Cash at beginning of the period	2,163	585
Cash at end of period	$1,607	$721

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$152	$169
Income taxes	$2	$21
Non-cash investing activities:
Contingent earn-out acquisition	$—	$50
Subordinated Promissory notes of Honor	$—	$456
Non-cash financing activities:
Dividends declared to preferred stockholders	$151	$122
Vested restricted stock unissued	$—	$236

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	BASIS OF PRESENTATION, SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Life Sciences

The Company’s Life Sciences segment is comprised of Aves Labs, Inc. (“Aves”), Antibodies Incorporated (“Antibodies”), IgG, LLC (“IgG”) and Phospho Solutions, LLC, which are wholley-owned subsidiaries of the Company.

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

Through Aves, the Company acquired the membership interests of a small life sciences company on July 1, 2019 and the equity interests of PhosphoSolutions, Inc. (“Phospho”) on September 6, 2019. Both acquisitions were completed primarily to expand our product offering in Life Sciences. See note 2.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of December 31, 2019 and December 31, 2018 was $554 and $124, respectively.

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

The fair value of our reporting units was in excess of carrying value and goodwill was not deemed to be impaired as of December 31, 2019 and September 30, 2019.

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

If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future. There were no indicators of impairment of long-lived assets as of December 31, 2019 and September 30, 2019.

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

The Company recorded an increase to the opening balance of retained earnings of $32, net of tax, as of October 1, 2018 due to the cumulative impact of adoption of ASC Topic 606. The impact to revenue and associated cost for the three months ended December 31, 2018 was a decrease of $451 and $273, respectively, as a result of applying ASC Topic 606.

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

The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party. Revenue is recognized on a net basis when we do not have latitude in carrier selection or to establish rates with the carrier.

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean import and export, freight forwarding, customs brokerage and air import and export. A summary of the Company’s revenues disaggregated by major service lines for the three months ended December 31, 2019 and 2018 was as follows:

	Three Months Ended December 31,	Three Months Ended December 31,
Service Type	2019	2018
Ocean import and export	$5,857	$7,761
Freight forwarding	3,810	4,593
Customs brokerage	2,194	2,289
Air import and export	4,218	4,162
Total	$16,079	$18,805

Manufacturing

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Indco receives customer product orders via phone call, email, internet or fax. The pricing of each standard product sold is listed in Indco’s print and web-based catalog. Customer specific products are priced by quote. A sales order acknowledgement is sent to every customer for every order to confirm pricing and the specifications of the products ordered. The revenue is recognized at a point in time when the product is shipped to the customer.

Life Sciences

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Revenues are recognized when products are shipped and risk of loss is transferred to the carrier(s) used.

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

Stock-based compensation to non-employees

Liability classified share-based awards

The Company maintains other share unit compensation grants for shares of Indco, the Company’s majority-owned subsidiary, which vest over a period of up to three years following their grant. The shares contain certain put features where the Company is either required or expects to settle vested awards on a cash basis.

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

Non-employee share-based awards

In prior periods up to September 30, 2019, the Company accounted for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-employees.” Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of share-based payment transactions is determined at the earlier of performance commitment date or performance completion date. The Company believes that the fair value of the stock-based award is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date and expense is recognized over the vesting period of the award.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions.

The Company adopted ASU 2018-07 on October 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended December 31, 2019.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company is required to purchase 20% of the 8.35% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. On the date the Company acquires the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption “Mandatorily redeemable non-controlling interest.” As of December 31, 2019, the holder did not exercise the redemption rights. The mandatorily redeemable non-controlling interest is adjusted each reporting period, if required, to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption “change in fair value of mandatorily redeemable non-controlling interest.”

Note receivable

On March 2, 2018, the Company issued a convertible promissory note in the amount of $125 with a potential non- related party acquisition target. The note bears interest on the outstanding principal amount at a rate of 8% per annum, and both principal and interest is payable on the maturity date of April 24, 2020. The convertible note, at the election of the Company, can be converted into common stock of the acquisition target. As of December 31, 2019, and September 30, 2019, amounts outstanding including accrued interest were $142 and $139, respectively. As of December 31, 2019, the Company is no longer pursuing this potential acquisition target.

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

Recent accounting pronouncements

Recently adopted accounting pronouncements

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (“ASC 842” or “ASU 2016-02”) issued by the FASB in February 2016 which was subsequently supplemented by clarifying guidance intended to improve financial reporting of leasing transactions. The new lease accounting guidance requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for all leases with initial terms longer than 12 months and provides enhanced disclosures on key information of leasing arrangements. The guidance allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption.

The Company adopted the new standards effective October 1, 2019 using the modified retrospective transition method. The Company elected to use the package of practical expedients which allowed the Company to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously-recorded initial direct costs. For all existing operating leases as of October 1, 2019, the Company recorded right-of-use assets of $1,043 and corresponding lease liabilities of $1,060, with an offset to other liabilities of $17 to eliminate deferred rent on the consolidated balance sheets.

Operating lease expense is recognized on a straight-line basis over the lease term. At each balance sheet date, operating lease liabilities represent the present value of the future minimum payments related to non-cancelable periods.

Leases with an initial term of 12 months or less (short-term leases) are not recognized in the balance sheet, and the related lease payments are recognized as incurred over the lease term.

All significant lease arrangements after October 1, 2019 are recognized as right-of-use assets and lease liabilities at lease commencement. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of the future lease payments using the Company’s incremental borrowing rate.

The adoption of the new lease accounting standard did not have a material impact on the Company’s results of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company’s current share-based payment awards to      non-employees consist only of grants made to its non-employee directors as compensation solely relates to each individual’s role as a non-employee director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its non-employee directors in the same manner as share-based payment awards for its employees. The Company adopted this standard on October 1, 2019, and the amendments in this guidance had no material effect on either the accounting for its share-based payment awards to its non-employee directors, or the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new accounting standard is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. These prior period reclassifications did not affect the Company’s net income, earnings per share, stockholders’ equity or working capital.

2.	ACQUISITIONS

The Company completed four business acquisitions in the fiscal year ended September 30, 2019, with an aggregate purchase price of $6,768, net of cash acquired. The Company recorded an aggregate $2,067 in goodwill and $2,165 in other identifiable intangibles.  The results of operations of the acquired businesses are included in Janel’s consolidated results of operations since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Janel’s consolidated results of operations, individually or in the aggregate.

Honor Worldwide Logistics, LLC

Through its wholly-owned subsidiary, Janel Group, the Company acquired the membership interests of Honor on November 20, 2018 in a transaction pursuant to which Honor became a direct wholly-owned subsidiary of Janel Group and an indirect wholly-owned subsidiary of the Company. At closing, a subordinated promissory note in the aggregate amount of $456 was issued to a former member. The acquisition of Honor was funded with cash provided by normal operations along with a subordinated promissory note. Honor provides global logistics services with two U.S. locations and expands the domestic network of the Company’s Global Logistics Services segment. The results of operations for Honor are reflected in the Global Logistics Services reporting segment.

PhosphoSolutions

Through Aves, the Company completed a business combination whereby we acquired Phospho on September 6, 2019.  The aggregate purchase price for Phospho was $4,043, net of $13 of cash received.  At closing, $4,000 was paid in cash and $56 was recorded in accrued expenses as preliminary tax gross up due to former owners.  Phospho is a manufacturer and distributor of monoclonal and polyclonal antibodies, principally used in neuroscience research. Phospho was founded in 2001 and is headquartered in Aurora, Colorado. The results of operations for Phospho are reflected in the Life Sciences reporting segment.

Other Acquisitions

On October 17, 2018, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with one U.S. location. On July 1, 2019, we acquired the membership interests of a life sciences company to expand our product offerings in Life Sciences. These acquisitions were funded with cash provided by normal operations. The results of operations for these acquisitions are reported in our Global Logistics Services and Life Sciences segments. The aggregate purchase price for these acquisitions were $430. At closing, $50 was recorded in accrued expenses as a preliminary earnout consideration.

3.	INVENTORY

Inventories consisted of the following:

	December 31, 2019		September 30, 2019
Finished Goods		$2,813	$2,988
Work-in-Process		540	461
Raw Materials		714	946
Less - Reserve for Inventory Valuation		(27)	(24)
Inventory Net	$	$ 4,040	$4,371

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	December 31, 2019	September 30, 2019	Life
Building and Improvements	$2,559	$2,577	15-30 Years
Land and Improvements	855	835	Indefinite
Furniture & Fixtures	251	218	3-7 Years
Computer Equipment	291	465	3-5 Years
Machinery & Equipment	1,139	973	3-15 Years
Leasehold Improvements	181	181	Shorter of Lease Term or Asset Life
	5,276	5,249
Less: Accumulated Depreciation	(1,280)	(1,295)
	$3,996	$3,954

Depreciation expense for the three months ended December 31, 2019 and 2018 was $55 and $76, respectively.

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	December 31, 2019	September 30, 2019	Life
Customer Relationships	$13,762	$13,762	15-20 Years
Trademarks / Names	2,251	2,251	20 Years
Other	978	978	2-5 Years
	16,991	16,991
Less: Accumulated Amortization	(3,636)	(3,393)
	$13,355	$13,598

Amortization expense for the three months ended December 31, 2019 and 2018 was $243 and $208, respectively.

6.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Global Logistics Services, Manufacturing and Life Sciences businesses.

The composition of the goodwill balance at December 31, 2019 and September 30, 2019 was as follows:

	December 31, 2019	September 30, 2019
Global Logistics Services	$5,655	$5,655
Manufacturing	5,046	5,046
Life Sciences	2,824	2,824
	$13,525	$13,525

7.	NOTES PAYABLE - BANKS

(A)	Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the “Janel Group Borrowers”), with the Company as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”).  As amended in March and November of 2018, the Santander Facility currently provides that the Janel Group Borrowers can borrow up to $17,000, limited to 85% of the Janel Group Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers’ option, Prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.50% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, and the Santander Loan Agreement contains customary terms and covenants. The Santander Facility matures on October 17, 2020, unless earlier terminated or renewed.  As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

At December 31, 2019, outstanding borrowings under the Santander Facility were $8,766, representing 51.6% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 5.50%. The Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement at December 31, 2019 and September 30, 2019.

(B)	First Merchants Bank Credit Facility

On March 21, 2016, as amended in August 2019, Indco entered into a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank with respect to a $5,500 term loan and $1,000 (limited to the borrowing base and reserves) revolving loan (together, the “First Merchants Facility”). Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Indco’s obligations under the First Merchants Facility are secured by all of Indco’s assets and are guaranteed by the Company, and the Company’s guarantee of Indco’s obligations is secured by a pledge of the Company’s Indco shares. The First Merchants Credit Agreement contains customary terms and covenants. The First Merchants Facility will expire on August 30, 2024 (subject to earlier termination as provided in the Credit Agreement) unless renewed.

As of December 31, 2019, there were no outstanding borrowings under the revolving loan and $5,164 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.28%.

	December 31, 2019	September 30, 2019
Long Term Debt*	$5,164	$5,455
Less Current Portion	(786)	(786)
	$4,378	$4,669

*	Note: Long Term Debt is due in monthly installments of $71 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

On June 21, 2018, AB Merger Sub, Inc., a wholly-owned, indirect subsidiary of the Company, entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”), with respect to a $2,025 First Northern Term Loan (the “First Northern Term Loan”). The proceeds of the First Northern Term Loan were used to fund a portion of the merger consideration to acquire Antibodies.  Interest will accrue on the First Northern Term Loan at an annual rate based on the five-year Treasury constant maturity (index) plus 2.50% (margin) for years one through five then adjusted and fixed for years six through ten using the same index and margin. The borrower’s and the Company’s obligations to First Northern under the First Northern Loan Agreement are secured by certain real property owned by Antibodies as of the closing of the Antibodies merger. The First Northern Loan Agreement contains customary terms and covenants, and matures on June 14, 2028 (subject to earlier termination).

On November 18, 2019, Antibodies modified and refinanced its existing credit facilities with First Northern Bank. The existing Senior Secured Term loan was increased to $2,235, the initial interest rate decreased to 4.18%, and the maturity date was extended to November 14, 2029, with all other terms, covenants and conditions substantially unchanged. The existing revolving credit facility was expanded to $500, the interest rate decreased to 6.0%, and the maturity date was extended to October 1, 2020, with all other terms, covenants and conditions substantially unchanged. Additionally, Antibodies entered into a new business loan agreement (“Solar Loan”) which provided for a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property. The initial interest rate on the facility is 4.43%, subject to adjustment in five years.

As of December 31, 2019, there were no outstanding borrowings under the revolving credit facility.

	December 31, 2019	September 30, 2019
Long Term Debt*	$2,230	$1,975
Less Current Portion	(51)	(42)
	$$2,179	$1,933

*
Note: Long Term Debt is due in monthly installments of $12 plus monthly interest, at an effective interest rate of 4.18% as of December 31, 2019 and 5.28% as of December 31, 2019, per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at December 31, 2019 and September 30, 2019.

8.	SUBORDINATED PROMISSORY NOTES

On June 22, 2018, in connection with the Antibodies acquisition, AB HoldCo, Inc. (“AB HoldCo”), a wholly-owned subsidiary of the Company, entered into two subordinated promissory notes (“AB HoldCo Subordinated Promissory Notes”) with certain former shareholders of Antibodies. Both of the AB HoldCo Subordinated Promissory Notes are guaranteed by the Company and are subordinate to the terms of any credit agreement, loan agreement, indenture, promissory note, guaranty or other debt instrument pursuant to which AB HoldCo or any affiliate of AB HoldCo incurs, borrows, extends, guarantees, renews or refinances any indebtedness for borrowed money or other extensions of credit with any federal or state bank or other institutional lender and are unsecured. Each of the AB HoldCo Subordinated Promissory Notes has a 4% annual interest rate payable in arrears on the last business day of each calendar quarter, commencing on September 30, 2018, and has a maturity date of June 22, 2021. The outstanding principal amount of these notes is payable in a single payment on the three-year anniversary date of June 22, 2021. Both notes are subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment.  Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal. As of December 31, 2019, amounts outstanding under the two AB HoldCo Subordinated Promissory Notes were $47 and $297, respectively.

On November 20, 2018, in connection with the Honor acquisition, Janel Group, a wholly-owned subsidiary of the Company, entered into a subordinated promissory note (“Janel Group Subordinated Promissory Note”) with a former owner of Honor. The Janel Group Subordinated Promissory Note is guaranteed by the Company. The Janel Group Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Janel Group Subordinated Promissory Note, has a 6.75% annual interest rate, payable in twelve equal consecutive quarterly installments of principal and interest, on the last day of January, April, July and October beginning in January 2019, and shall be due and payable each in the amount of $42. The outstanding principal and accrued and unpaid interest are payable in a single payment on the three-year anniversary date of November 20, 2021. The note is subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment.  As of December 31, 2019, the amount outstanding under the Janel Group Subordinated Promissory Note was $313.

9.	STOCKHOLDERS’ EQUITY

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

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis. On September 6, 2019, a holder of the Series B Stock converted 640 shares of Series B Stock into 6,400 shares of the Company’s Common Stock.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock the “Series C Stock” are entitled to receive annual dividends at a rate of 5% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate increased by 1% annually beginning on January 1, 2019.  Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of December 31, 2019 was 6%. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $12,692 as of December 31, 2019.

For the three months ended December 31, 2019, the Company declared dividends on Series C Stock of $151.  As of December 31, 2019, the Company had accrued dividends of $1,192.

(B)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) which was amended on May 8, 2018.  Under the 2017 Plan as amended, non-statutory stock options, restricted stock awards and stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company’s Compensation Committee of the board of directors.

10.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

Total stock-based compensation for the three months ended December 31, 2019 and 2018 amounted to $74 and $129, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Three Months Ended December 31, 2019
Risk-free Interest Rate	1.59%
Expected Option Term in Years	5.5-6.5
Expected Volatility	101.2% - 101.7%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$6.97 - $7.33

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2019	110,837	$5.05	5.98	$438.06
Granted	7,500	$9.00	9.75	$—
Exercised	(3,841)	$8.17	—	$—
Outstanding Balance at December 31, 2019	114,496	$5.21	5.92	$424.44
Exercisable on December 31, 2019	96,792	$4.62	5.40	$414.80

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at December 31, 2019 of $8.90 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2019, there was approximately $65 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

There were no non-employee options awarded during the three month period ended December 31, 2019.  During the three-month period ended December 31, 2019, 15,000 non-employee options were forfeited.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2019	51,053	$7.58	7.80	$72.68
Forfeited	(15,000)	$8.04	—	$—
Outstanding Balance at December 31, 2019	36,053	$7.38	7.5	$54.67
Exercisable on December 31, 2019	6,053	$4.13	6.8	$28.87

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at December 31, 2019, of $8.90 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2019, there was approximately $51 of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

Additionally, during the three months ended December 31, 2019, 6,880 options were granted with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Three Months Ended December 31, 2019
Risk-free Interest Rate	1.59%
Expected Option Term in Years	5.5 - 6.5
Expected Volatility	101.2% - 101.7%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$8.59 - $9.03

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2019	32,133	$8.85	7.34	$85.45
Granted	6,880	$11.08	9.75	$—
Outstanding Balance at December 31, 2019	39,013	$9.24	7.56	$85.45
Exercisable on December 31, 2019	23,095	$7.58	6.64	$85.45

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at December 31, 2019 of $11.08 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $284 and $172 as of December 31, 2019 and September 30, 2019, respectively, and is included in other liabilities in the consolidated financial statement.  The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

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

As of December 31, 2019, there was approximately $84 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the three months ended December 31, 2019, there were no shares of restricted stock granted. Under the 2017 Plan, each grant of restricted stock vests over a three-year period, and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the 2017 Plan for the three months ended December 31, 2019:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2019	5,000	$8.01	0.61
Vested	—	$—	—
Unvested at December 31, 2019	5,000	$8.01	0.36

As of December 31, 2019, there was approximately $5 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 0.36 years.

The following table summarizes the status of our non-employee unvested restricted stock under the 2017 Plan for the three months ended December 31, 2019:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2019	26,667	$8.04	0.88
Vested	—	$—	—
Unvested at December 31, 2019	26,667	$8.04	0.62

As of December 31, 2019, there was approximately $50 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 0.62 years.

As of December 31, 2019, included in accrued expenses and other current liabilities was $159 which represents 18,333 shares of restricted stock that vested but were not issued.

11.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the three months ended December 31, 2019 and 2018 (in thousands, except share and per share data):

	For the Three Months Ended December 31,
	2019	2018
Income:
Net income (loss)	$(120)	$544
Preferred stock dividends	(151)	(122)
Net Income (loss) available to common stockholders	$(271)	$422

Common Shares:
Basic - weighted average common shares	865,275	847,458
Effect of dilutive securities:
Stock options	—	58,191
Restricted stock	—	17,955
Convertible preferred stock	—	12,710
Diluted - weighted average common stock	$865,275	$936,314

Income per Common Share:
Basic -
Net income (loss)	$(0.14)	$0.64
Preferred stock dividends	(0.17)	(0.14)
Net Income (loss) available to common stockholders	$(0.31)	$0.50

Diluted -
Net income (loss)	$(0.14)	$0.58
Preferred stock dividends	(0.17)	(0.13)
Net income (loss) available to common stockholders	$(0.31)	$0.45

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were no anti-dilutive shares for the three-month periods ended December 31, 2019.

Potentially dilutive securities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Employee Stock Options	114,496	118,798
Non-employee Stock Options	36,053	51,053
Employee Restricted Stock	5,000	5,000
Non-employee Restricted Stock	26,667	26,667
Convertible Preferred Stock	6,310	12,710
	188,526	214,228

12.	INCOME TAXES

The Company’s estimated fiscal 2020 and 2019 blended U.S. federal statutory corporate income tax rate of 41% and 25.2% was applied in the computation of the income tax provision for the three months ended December 31, 2019 and 2018.

The reconciliation of income tax computed at the Federal statutory rate to the (benefit) provision for income taxes is as follows:

	December 31, 2019	December 31, 2018
Federal taxes at statutory rates	$(43)	$153
Permanent differences	(15)	6
State and local taxes	(26)	25
	$(84)	$184

13.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company operates in three reportable segments: 1) Global Logistics Services, 2) Manufacturing and 3) Life Sciences, supported by a corporate group which conducts activities that are non-segment specific. The following table presents selected financial information about the Company’s reportable segments for the three months ended December 31, 2019:

For the three months ended December 31, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$19,821	$16,079	$1,870	$1,872	$—
Forwarding expenses and cost of revenues	13,534	12,087	845	602	—
Gross profit	6,287	3,992	1,025	1,270	—
Selling, general and administrative	6,085	3,638	682	980	785
Amortization of intangible assets	243	—	—	—	243
Operating (loss) income	(41)	354	343	290	(1,028)
Interest expense	163	66	72	27	(2)
Identifiable assets	56,777	17,926	2,148	9,766	26,937
Capital expenditures	97	47	23	27	—

The following table presents selected financial information about the Company’s reportable segments for the three months ended December 31, 2018:

For the three months ended December 31, 2018	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$22,327	$18,805	$2,081	$1,441	$—
Forwarding expenses and cost of revenues	15,840	14,418	933	489	—
Gross profit	6,487	4,387	1,148	952	—
Selling, general and administrative	5,389	3,360	708	707	614
Amortization of intangible assets	208	—	—	—	208
Operating income (loss)	890	1,027	440	245	(822)
Interest expense	162	98	40	27	(3)
Identifiable assets	58,950	25,047	1,989	6,484	25,430
Capital expenditures	182	14	41	127	—

14.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

15.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of December 31, 2019, the remaining terms of the Company’s operating leases are between one and 44 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option.

The components of lease cost for the three-month period ended December 31, 2019 are as follows:

Three Months Ended December 31, 2019
Operating lease cost	$200
Short-term lease cost	14
Total lease cost	$214

Right-of-use assets, short-term lease liabilities and long-term lease liabilities reported in the consolidated balance sheets for operating leases as of December 31, 2019 were $863, $390 and $494, respectively. The weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 2.8 years and 6.58%, respectively. Cash paid for amounts included in the measurement of operating lease obligations were $224 for the three months ended December 31, 2019.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2019 are as follows:

2020	$507
2021	263
2022	246
2023	53
Total undiscounted lease payments	1,069
Less: Imputed interest	(185)
Total lease obligations	$884

16.	SUBSEQUENT EVENTS

On March 4, 2020, the Company and its wholly-owned subsidiaries, entered into the Third Amendment to Loan and Security Agreement (“Amendment No. 3”) to the Loan and Security Agreement, dated October 17, 2017 by and between the Company, certain of its subsidiaries, and Santander Bank, N.A. (as amended by the Limited Waiver, Joinder and First Amendment dated as of March 21, 2018, and the Limited Waiver, Joinder and Second Amendment dated November 20, 2018 (collectively, the “Loan Agreement”). Pursuant to, and among other changes effected by, Amendment No. 3: (1) the Maturity date of the Loan evidenced by the Loan Agreement was extended to October 17, 2022; (2) the LIBOR rate margin was reduced from 2.50% to 2.25%; (3) the monthly Collateral Monitor Fee was reduced from $1 to $0.5; (4) the definition of EBITDA was revised to allow addback of up to $500 annually for merger and acquisition costs; and (5) the Company’s subsidiaries were permitted to pay up to $500 in aggregate dividends to the Company for fiscal 2020 if certain conditions were met.

On February 4, 2020, Indco, Inc., a majority-owned subsidiary of the Company, entered into a Purchase and Sale Agreement with 4040 Earnings Way, LLC (“Seller”) to acquire from Seller the land and building which serves as the Indco office and manufacturing facility in New Albany, Indiana, for a purchase price of $845.  Indco anticipates that the purchase price will be financed with cash from operations and a loan of up to $700 from First Merchants Bank secured by the subject property.  Closing is expected to occur in April 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto as of and for the three months ended December 31, 2019, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; litigation, indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; the material weaknesses identified in our internal control over financial reporting; our dependence on key employees; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; competition faced by our global logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our global logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our global logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, or increase in the cost, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.  You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

OVERVIEW

Janel is a holding company with subsidiaries in three business segments: Global Logistics Services, Manufacturing and Life Sciences. The company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel’s capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

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

Life Sciences

The Company’s Life Sciences segment is comprised of Aves Labs, Inc. (“Aves”), Antibodies Incorporated (“Antibodies”), IgG, LLC (“IgG”) and PhosphoSolutions, LLC, which are wholly-owned subsidiaries of the Company.

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

Through Aves, the Company acquired the membership interests of a small life sciences company on July 1, 2019 and the equity interests of PhosphoSolutions, Inc. (“Phospho”) on September 6, 2019. Both acquisitions were completed primarily to expand our product offering in Life Sciences.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Critical Accounting Policies and Estimates Applicable to the Manufacturing and Life Sciences Segments

Revenue Recognition-Manufacturing

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Indco receives customer product orders via phone call, email, internet or fax. The pricing of each standard product sold is listed in Indco’s print and web-based catalog. Customer specific products are priced by quote. A sales order acknowledgement is sent to every customer for every order to confirm pricing and the specifications of the products ordered. The revenue is recognized at a point in time when the product is shipped to the customer.

Revenue Recognition-Life Sciences

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Revenues are recognized when products are shipped and risk of loss is transferred to the carrier(s) used.

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

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Operating (loss) income	$(41)	$890
Amortization of intangible assets(1)	243	208
Stock-based compensation(2)	74	129
Amortization of acquired inventory valuation(3)	220	62
Adjusted operating income	$496	$1,289

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

Results of Operations – Janel Corporation – Three Months Ended December 31, 2019 and 2018

The following table sets forth our corporate group expenses:

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Corporate expenses	$685	$452
Amortization of intangible assets	243	208
Stock-based compensation	74	94
Merger and acquisition expenses	26	68
Total corporate expenses	$1,028	$822

Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $206 to $1,028, or 25.1% in the three months ended December 31, 2019 as compared to $822 for the three months ended December 31, 2018. The increase was due primarily to higher accounting-related professional expenses partially offset by lower stock-based compensation expense and lower merger and acquisition related expenses for the quarter.

Amortization of Intangible Assets

For the three months ended December 31, 2019 and 2018, corporate amortization expenses were $243 and $208, respectively, an increase of $35, or 16.8%. The increase was primarily related to acquisitions.

Interest Expense

Interest expense for the consolidated company increased $1, or 0.6%, to $163 for the three months ended December 31, 2019 from $162 for the three months ended December 31, 2018.

Income Taxes

On a consolidated basis, the Company recorded an income tax benefit of $84 for the three months ended December 31, 2019, as compared to an income tax expense of $184 for the three months ended December 31, 2018. The decrease was primarily due to the increase in pretax loss. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”). For the three months ended December 31, 2019 and 2018, preferred stock dividends were $151 and $122, respectively. The increase of $29, or 23.8%, was the result of a higher number of shares of Series C Stock outstanding to support acquisitions and the increase in dividend rate as of January 1, 2019 to 6%. See note 9 to the consolidated financial statements for additional information.

Net Income (Loss)

Net loss was ($120), or ($0.14) per diluted share, for the three months ended December 31, 2019 compared to income of $544, or $0.58 per diluted share, for the three months ended December 31, 2018. The decrease was primarily due to lower revenues and gross profit and higher selling, general and administrative expenses across the Global Logistics Services and Manufacturing Segments partially offset by stronger performance in the Life Sciences Segment.

Income (Loss) Available to Common Stockholders

Loss available to holders of common shares was ($271), or ($0.31) per diluted share, for the three months ended December 31, 2019 compared to income of $422, or $0.45 per diluted share, for the three months ended December 31, 2018. The decrease primarily was due to lower revenues and gross profit and higher selling, general and administrative expenses across the Global Logistics Services and Manufacturing Segments partially offset by stronger performance in the Life Sciences Segment and higher number of shares of Series C Stock outstanding to support acquisitions and the increase in dividend rate as of January 1, 2019 to 6%.

Results of Operations – Segment Financial Results – Three Months Ended December 31, 2019 and 2018

The following table sets forth our segment financial results:

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Revenue:
Global Logistics Services	$16,079	$18,805
Manufacturing	1,870	2,081
Life Sciences	1,872	1,441
Total Revenues	19,821	22,327

Gross Profit:
Global Logistics Services	3,992	4,387
Manufacturing	1,025	1,148
Life Sciences	1,270	952
Total Gross Profit	6,287	6,487

Income from Operations:
Global Logistics Services	354	1,027
Manufacturing	343	440
Life Sciences	290	245
Total Income from Operations by Segment	987	1,712

Corporate administrative expense	(785)	(614)
Amortization expense	(243)	(208)
Interest expense, net	(163)	(162)
Net (loss) income before taxes	(204)	728
Income tax expense	$(35)	$(184)
Net (loss) income	$(239)	$544

Results of Operations - Global Logistics Services – Three Months Ended December 31, 2019 and 2018

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Revenue	$16,079	$18,805
Forwarding expenses	12,087	14,418
Net Revenue	3,992	4,387
Gross profit margin	24.8%	23.3%
Income from operations	$354	$1,027

Revenue

Total revenue for the three months ended December 31, 2019 was $16,079, as compared to $18,805 for the three months ended December 31, 2018, a decrease of $2,726 or 14.5%. The decrease in revenue was largely due to customers in the prior year period moving freight ahead of new proposed governmental trade policies. Acquired revenue from two acquisitions completed during fiscal 2019 slightly offset some of the revenue decline.

Forwarding Expenses

Forwarding expenses for the three months ended December 31, 2019 decreased by $2,331, or 16.2%, to $12,087 as compared to $14,418 for the three months ended December 31, 2018. Forwarding expenses as a percentage of revenue were 75.2% and 76.7% for the three months ended December 31, 2019 and December 31, 2018, respectively. Similar to the revenue decrease, the decline in forwarding expenses reflected lower shipment volume slightly offset by increased expenses related to two acquisitions.

Net Revenue

Net revenue for the three months ended December 31, 2019 was $3,992, a decrease of $395, or 9.0%, as compared to $4,387 for the three months ended December 31, 2018. This decrease was mainly the result of a low double-digit organic decline for the quarter in our base business due to volume shift as customers moved freight prior to new proposed governmental trade policies. Net revenue as a percentage of gross revenue increased to 24.8% versus 23.3% for the prior year period due to the mix of business and lower freight rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2019 were $3,638, as compared to $3,360 for the three months ended December 31, 2018. This increase of $278, or 8.3%, was largely attributed to the additional expenses from businesses acquired versus the prior year period. As a percentage of revenue, selling, general and administrative expenses were 22.6% and 17.9% of revenue for the three months ended December 31, 2019 and 2018, respectively.

Income from Operations

Income from operations before income taxes decreased to $354 for the three months ended December 31, 2019, as compared to $1,027 for the three months ended December 31, 2018, a decrease of $673, or 65.5%. Income from operations declined as a result of the shift in volume experienced during the first quarter of fiscal 2018 that did not recur and which more than offset acquisition contributions experienced during the three months ended December 31, 2019. Our operating margin as a percentage of net revenue for the three months ended December 31, 2019 was 8.9%, versus 23.4% in the prior year period.

Results of Operations - Manufacturing – Three Months Ended December 31, 2019 and 2018

The Company’s Manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Revenue	$1,870	$2,081
Cost of sales	845	933
Gross profit	1,025	1,148
Gross profit margin	54.8%	$55.2%
Income from Operations	$343	$440

Revenue

Total revenue was $1,870 and $2,081 for the three months ended December 31, 2019 and 2018, respectively, a decrease of 10.1%. The revenue decline reflected decline in volume across the business relative to the prior year period.

Cost of Sales

Cost of sales was $845 and $933 for the three months ended December 31, 2019 and 2018, respectively, a decrease of $88, or 9.4%, due to decreased sales.

Gross Profit and Gross Profit Margin

Gross profit was $1,025 and $1,148 for the three months ended December 31, 2019 and 2018, respectively. Gross profit margin for each of the three months ended December 31, 2019 and 2018 was 54.8% and 55.2%, as the mix of business remained consistent.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $682 and $708 for the three months ended December 31, 2019 and 2018, respectively, a decrease of $26 or 3.7%, due to continued investments to grow the business.

Income from Operations

Income from operations was $343 for the three months ended December 31, 2019 compared to $440 for the three months ended December 31, 2018, representing a 22% decrease from the prior year period. Operating profit decreased due to lower revenue growth and continued investment to grow the business.

Results of Operations – Life Sciences – Three Months Ended December 31, 2019 and 2018

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Life Sciences – Selected Financial Information:

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Revenue	$1,872	$1,441
Cost of sales	602	489
Gross profit	1,270	952
Gross profit margin	67.8%	66.1%
Income from Operations	$290	$245

Revenue

Total revenue was $1,872 and $1,441 for the three months ended December 31, 2019 and 2018, respectively, an increase of $431 or 29.9%. Acquisitions accounted for most of the increase, as organic growth also increased modestly due to new products and services.

Cost of Sales

Cost of sales was $602 and $489 for the three months ended December 31, 2019 and 2018, respectively, an increase of $113 or 23.1%, largely due to acquired businesses offset by mix improvements.

Gross Profit and Gross Profit Margin

Gross profit was $1,270 and $952 for the three months ended December 31, 2019 and 2018, respectively, an increase of $318 or 33.4%. In the three months ended December 31, 2019 and 2018, the Life Sciences segment had gross profit margins of 67.8% and 66.1%, respectively. Gross profit margin increased due to acquisitions and favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $980 and $707 for the three months ended December 31, 2019 and 2018, respectively, an increase of $273 or 38.6%, largely due to acquired businesses.

Income from Operations

Income from operations for the three months ended December 31, 2019 and 2018 was $290 and $245, or 15.0% and 17.0%, respectively, of segment revenue for the relevant period.  This increase was largely due to acquired businesses.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements, including satisfying debt obligations and fund working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond Janel’s control. Our Global Logistcs Services segment depends on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, Janel does not make significant capital expenditures.

As a customs broker, our Global Logistics Services segment makes significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities primarily in the U.S. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. These “pass through” billings can influence our traditional credit collection metrics. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes that it has established effective credit control procedures and has historically experienced relatively insignificant collection problems.

As of December 31, 2019, the Company’s cash and working capital deficiency (current assets minus current liabilities) were $1,607 and $6,858, respectively, as compared to $2,163 and $6,190 as of September 30, 2019. The increase in working capital deficiency is considered nominal, representing relatively stable collections from customers and payments of vendors.

Janel’s cash flow performance for the three-months ended December 31, 2019 is not necessarily indicative of future cash flow performance.

Cash flows from operating activities

Net cash (used) in and provided by operating activities for the three months ended December 31, 2019 and 2018 was ($789) and $748, respectively. The decrease in cash provided by operations for the three months ended December 31, 2019 was driven principally by timing of cash collections for accounts receivables and cash payments on accounts payables and the net loss for the three-month period ended December 31, 2019.

Cash flows from investing activities

Net cash used in investing activities totaled $97 for the three months ended December 31, 2019, versus $2,117 for the prior year period. During the three months ended December 31, 2018, the Company used $1,935 for two acquisitions, net of cash acquired. The Company also used $97 for the acquisition of property and equipment for the three months ended December 31, 2019 versus $182 for the three months ended December 31, 2018.

Cash flows from financing activities

Net cash provided by financing activities was $330 for the three months ended December 31, 2019, versus $1,505 provided by financing activities for the three months ended December 31, 2018. Net cash provided by financing activities for the three months ended December 31, 2019 primarily included funds from our line of credit. Net cash provided by financing activities for the three months ended December 31, 2018 period primarily funded our acquisition efforts.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because a material weaknesses in the Company’s internal control over financial reporting existed at September 30, 2018 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  These material weaknesses in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

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

In connection with the preparation of the Company’s Annual Report on Form 10-K, management identified the following material weaknesses as of September 30, 2019 related to our Life Sciences segment:

•	The Company had inadequate controls over the following:

(1) recording of sales orders and timeliness of revenue recognition in accordance with ASC Topic 606, Revenue from Contracts with Customers – Principal Agent Consideration (“ASC Topic 606”),

(2) recording of journal entries and approvals,

(3) payroll recording and processing of payroll changes,

(4) vendor setup and creation,

(5) documentation of inventory cycle count results, and

(6) recording of inventory and updating of standard costing worksheets used in the valuation of inventory.

•
A number of deficiencies were identified related to the design, implementation and effectiveness of certain information technology general controls, including segregation of duties, user access, change management, data back-ups and review of SOC 1 and 2 reports from critical vendors, some of which could have a direct impact on the Company’s financial reporting.

In addition, as of September 30, 2019, management identified the following additional deficiency related to the Company’s Global Logistics Services segment:

•	Management did not have an effective process or control in place to perform an assessment of gross versus net revenue recognition criteria in accordance with ASC Topic 606.

Based on this assessment and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

Our management performed analyses, substantive procedures and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Form 10-Q as of December 31, 2019 are fairly presented, in all material respects, and in conformity with U.S. GAAP.

Remediation Plan

We are engaging an external consultant to assist in the development and execution of a plan to remediate our material weaknesses related to our Life Sciences segment noted above. This process will commence during the second quarter of fiscal 2020.

We have developed and are executing on our plan to remediate our material weaknesses in connection with the information technology controls by expanding our in-house expertise on information technology general controls, as well as continuing to consult with external third parties. This process commenced during the fourth quarter of fiscal 2018 and is ongoing.

We have also implemented new system triggered revenue recognition process for Global Logistics Services segement based on target dates (e.g. delivery date, file transfer date, etc.) for specific file types. This process has been implemented as the second quarter of fiscal year 2020.

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

Changes in Internal Control over Financial Reporting

As disclosed above under “Remediation Plan,” there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, as discussed above, during the quarter ended December 31, 2019, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting in connection with its adoption of ASC Topic 606.

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

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC. The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I—Item 1A—Risk Factors of the Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC.

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

• disease, pandemics or other severe public health events: and

• U.S. and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

The foregoing and other events beyond Janel Group’s control, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on Janel Group’s business.

In particular, changes to major international trade arrangements (e.g., the United States-Mexico-Canada Agreement), and the imposition of tariffs by certain foreign governments, including China, in response to the imposition of tariffs or modification of trade relationships by the United States, could negatively impact our results of operations.  Recently, the Trump Administration imposed tariffs on a broad range of products imported into the United States. In response to the tariffs imposed by the United States, the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors, limits on trade with the United States or other potentially adverse economic outcomes. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our financial condition, results of operations and liquidity. Additionally, our global operations may also be adversely affected by political events, domestic or international public health or terrorist events and hostilities or complications due to natural, nuclear or other disasters.  For example, the recent global coronavirus outbreak could harm our business and results of operations. In December 2019, a coronavirus (COVID-19) was reported in China, and, in January 2020, the World Health Organization declared it a Public Health Emergency of International Concern. This contagious disease outbreak, which has continued to spread to additional countries, and any related adverse public health developments, could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. More broadly, the outbreak could affect workforces, customers, economies and financial markets globally, potentially leading to an economic downturn. This could decrease spending, adversely affect demand for our products and services and harm our business and results of operations.

These or any further political or governmental developments or health concerns in China or other countries in which we operate could result in social, economic and labor instability.  These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended December 31, 2019. In addition, there were no shares of common stock purchased by us during the three months ended December 31, 2019.

ITEM 6.	EXHIBIT INDEX

Exhibit No.

10.1
Purchase and Sale Agreement dated February 4, 2020 by and between 4040 Earnings Way, LLC, and Indco, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2020, as amended by the Company’s Current Report on Form 8-K/A filed March 6, 2020)

10.2
Third Amendment to Loan and Security Agreement dated March 4, 2020 by and between Santander Bank, N.A., Janel Group, Inc., Honor Worldwide Logistics LLC and Janel Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2020, as amended by the Company’s Current Report on Form 8-K/A filed March 6, 2020)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 for the three months ended December 31, 2019 and 2018 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2019 and September 30, 2018, (ii) Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 6, 2020	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 6, 2020	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary