Form 10-Q
period 2020-03-31
JANEL CORP
filed 2020-05-12
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of May 11, 2020 was 850,652.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended March 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31, 2020 (Unaudited)	September 30, 2019
ASSETS
Current Assets:
Cash	$1,928	$2,163
Accounts receivable, net of allowance for doubtful accounts	13,677	21,351
Inventory, net	4,178	4,371
Prepaid expenses and other current assets	349	531
Note receivable	142	139
Total current assets	20,274	28,555
Property and Equipment, net	3,992	3,954
Other Assets:
Intangible assets, net	13,112	13,598
Goodwill	13,641	13,525
Operating lease right of use asset	1,599	—
Security deposits and other long term assets	250	87
Total other assets	28,602	27,210
Total assets	$52,868	$59,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$7,533	$8,391
Accounts payable – trade	15,314	22,061
Accrued expenses and other current liabilities	2,891	2,272
Dividends payable	1,366	1,041
Current portion of operating lease liabilities	479	—
Current portion of subordinated promissory note	155	152
Current portion of long-term debt	838	828
Total current liabilities	28,576	34,745
Other Liabilities:
Long-term debt	6,310	6,602
Subordinated promissory notes	465	541
Mandatorily redeemable non-controlling interest	619	619
Deferred income taxes	1,817	2,000
Long term operating lease liabilities	1,142	—
Other liabilities	302	334
Total other liabilities	10,655	10,096
Total liabilities	39,231	44,841
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized and 631 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	—	—
Series C 20,000 shares authorized and 20,000 shares issued and outstanding at March 31, 2020 and September 30, 2019, liquidation value of $12,867 and $12,541 at March 31, 2020 and September 30, 2019, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 867,652 issued and 847,652 outstanding as of March 31, 2020 and 863,812 issued and 843,812 outstanding as of September 30, 2019	1	1
Paid-in capital	14,891	15,075
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated (deficit) earnings	(1,015)	42
Total stockholders’ equity	13,637	14,878
Total liabilities and stockholders’ equity	$52,868	$59,719

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue	$19,121	$20,969	$38,942	$43,296
Forwarding expenses and cost of revenues	13,125	14,599	26,659	30,439
Gross profit	5,996	6,370	12,283	12,857
Cost and Expenses:
Selling, general and administrative	6,584	5,692	12,669	11,081
Amortization of intangible assets	243	236	486	444
Total Costs and Expenses	6,827	5,928	13,155	11,525
(Loss) Income from Operations	(831)	442	(872)	1,332
Other Items:
Interest expense net of interest income	(141)	(198)	(304)	(360)
(Loss) Income Before Income Taxes	(972)	244	(1,176)	972
Income tax benefit (expense)	35	(69)	119	(253)
Net (Loss) Income	(937)	175	(1,057)	719
Preferred stock dividends	(175)	(148)	(326)	(270)
Net (Loss) Income Available to Common Stockholders	$(1,112)	$27	$(1,383)	$449

Net (loss) Income per share
Basic	$(1.08)	$0.21	$(1.22)	$0.85
Diluted	$(1.08)	$0.18	$(1.22)	$0.77
Net (loss) income per share attributable to common stockholders:
Basic	$(1.29)	$0.04	$(1.60)	$0.53
Diluted	$(1.29)	$0.03	$(1.60)	$0.48
Weighted average number of shares outstanding:
Basic	865,985	847,784	865,630	847,621
Diluted	865,985	931,960	865,630	934,137

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2019	20,631	$—	863,812	$1	$15,075	20,000	$(240)	$42	$14,878
Net Loss	—	—	—	—	—	—	—	(1,057)	(1,057)
Dividends to preferred stockholders	—	—	—	—	(326)	—	—	—	(326)
Stock-based compensation	—	—	—	—	111	—	—	—	111
Stock option exercise	—	—	3,840	—	31	—	—	—	31
Balance - March 31, 2020	20,631	$—	867,652	$1	$14,891	20,000	$(240)	$(1,015)	$13,637

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance -September 30, 2018	21,271	$—	837,951	$1	$15,872	20,000	$(240)	$(606)	$15,027
Net Income	—	—	—	—	—	—	—	719	719
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	32	32
Dividends to preferred stockholders	—	—	—	—	(270)	—	—	—	(270)
Vested restricted stock unissued	—	—	—	—	(236)	—	—	—	(236)
Stock option exercise	—	—	1,500	—	5	—	—	—	5
Stock-based compensation	—	—	—	—	172	—	—	—	172
Balance - March 31, 2019	21,271	$—	839,451	$1	$15,543	20,000	$(240)	$145	$15,449

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(1,057)	$719
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for uncollectible accounts	164	330
Depreciation	92	152
Deferred income tax	(183)	302
Amortization of intangible assets	486	444
Amortization of acquired inventory valuation	447	129
Amortization of loan costs	14	5
Stock-based compensation	149	236
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,510	(1,002)
Inventory	(254)	(131)
Prepaid expenses and other current assets	182	(134)
Security deposits and other long term assets	(166)	(5)
Accounts payable and accrued expenses	(6,166)	171
Lease liability	5	-
Other liabilities	(14)	56
Net cash provided by operating activities	1,209	1,272
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(131)	(253)
Acquisitions	(116)	(1,935)
Net cash used in investing activities	(247)	(2,188)
Cash Flows From Financing Activities:
Repayments of term loan	(282)	(491)
Proceeds from stock option exercise	31	5
Line of credit, proceeds, net	(873)	2,234
Repayment of subordinated promissory notes	(73)	(36)
Net cash (used in) provided by financing activities	(1,197)	1,712
Net (decrease) increase in cash	(235)	796
Cash at beginning of the period	2,163	585
Cash at end of period	$1,928	$1,381

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$309	$360
Income taxes	$9	$81
Non-cash operating activities: Operating lease right of use asset	$1,900	$—
Operating lease liabilities Non-cash investing activities:	$1,917	$—
Contingent earn-out acquisition	$—	$50
Subordinated Promissory notes of Honor	$—	$456
Non-cash financing activities:
Dividends declared to preferred stockholders	$326	$270
Vested restricted stock unissued	$—	$236

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

Business description

Janel is a holding company with subsidiaries in three business segments: Global Logistics Services, Manufacturing and Life Sciences. A management group at the holding company level (the “corporate group”) focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

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

Through Aves, the Company acquired the membership interests of a small life sciences company on July 1, 2019 and the equity interests of PhosphoSolutions, LLC. (“Phospho”) on September 6, 2019. Both acquisitions were completed primarily to expand our product offerings in Life Sciences. See note 2.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of March 31, 2020 and September 30, 2019 was $654 and $503, respectively.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance, goodwill is not amortized but is tested for impairment annually (on September 30) as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. If there is a material change in economic conditions, including as a result of continued disruption due to the coronavirus (COVID-19) pandemic, or other circumstances influencing the estimate of future cash flows or significantly affect the fair value of our reporting units, the Company could be required to recognize impairment charges in the future. There were no indicators of impairment of goodwill as of March 21, 2020 and September 30, 2019.

The fair value of our reporting units was in excess of carrying value and goodwill was not deemed to be impaired as of March 31, 2020 and September 30, 2019.

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

If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. If there is a material change in economic conditions, including as a result of continued disruption due to the coronavirus (COVID-19) pandemic, or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future. There were no indicators of impairment of long-lived assets as of March 31, 2020 and September 30, 2019.

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

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean import and export, freight forwarding, customs brokerage and air import and export. A summary of the Company’s revenues disaggregated by major service lines for the three and six months ended March 31, 2020  was as follows:

	Three Months Ended March 31,	Six Months Ended March 31,
Service Type	2020	2020
Ocean import and export	$5,880	$11,737
Freight forwarding	2,653	6,462
Customs brokerage	3,111	5,305
Air import and export	3,684	7,903
Total	$15,328	$31,407

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

The Company adopted ASU 2018-07 on October 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the six months ended March 31, 2020.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company is required to purchase 20% of the 8.35% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. As of March 31, 2020, the holder did not exercise the redemption rights.

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

Note receivable

On March 2, 2018, the Company issued a convertible promissory note in the amount of $125 with a potential non- related party acquisition target. The note bears interest on the outstanding principal amount at a rate of 8% per annum, and both principal and interest is payable on the maturity date of April 24, 2020. The convertible note, at the election of the Company, can be converted into common stock of the acquisition target. As of March 31, 2020, and September 30, 2019, amounts outstanding including accrued interest were $142 and $139, respectively. As of March 31, 2020, the Company is no longer pursuing this potential acquisition target.

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

The Company adopted the new standards effective October 1, 2019 using the modified retrospective transition method. The Company elected to use the package of practical expedients which allowed the Company to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously-recorded initial direct costs. For all existing operating leases as of October 1, 2019, the Company recorded operating lease right of use asset of $1,043 and corresponding lease liabilities of $1,060, with an offset to other liabilities of $17 to eliminate deferred rent on the consolidated balance sheets.

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

PhosphoSolutions

Through Aves, the Company completed a business combination whereby we acquired Phospho on September 6, 2019.  The aggregate purchase price for Phospho was $4,043, net of $13 of cash received.  At closing, $4,000 was paid in cash and $56 was recorded in accrued expenses as preliminary tax gross up due to former owners.  Phospho is a manufacturer and distributor of monoclonal and polyclonal antibodies, principally used in neuroscience research. Phospho was founded in 2001 and is headquartered in Aurora, Colorado. The results of operations for Phospho are reflected in the Life Sciences reporting segment.  As of March 31, 2020, the Company paid $172 in tax gross up consideration to former owners and recorded an additional $116 of goodwill related to the Phospho acquistion.

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

3.	INVENTORY

Inventories consisted of the following:

	March 31, 2020		September 30, 2019
Finished Goods		$2,627	$2,988
Work-in-Process		326	461
Raw Materials		1,251	946
Less - Reserve for Inventory Valuation		(26)	(24)
Inventory Net	$	$ 4,178	$4,371

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	March 31, 2020	September 30, 2019	Life
Building and Improvements	$2,553	$2,577	15-30 Years
Land and Improvements	869	835	Indefinite
Furniture & Fixtures	285	218	3-7 Years
Computer Equipment	299	465	3-5 Years
Machinery & Equipment	1,151	973	3-15 Years
Leasehold Improvements	181	181	Shorter of Lease Term or Asset Life
	5,338	5,249
Less: Accumulated Depreciation	(1,346)	(1,295)
	$3,992	$3,954

Depreciation expense for the six months ended March 31, 2020 and 2019 was $92 and $152, respectively.

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	March 31, 2020	September 30, 2019	Life
Customer Relationships	$13,762	$13,762	15-20 Years
Trademarks / Names	2,251	2,251	20 Years
Other	978	978	2-5 Years
	16,991	16,991
Less: Accumulated Amortization	(3,879)	(3,393)
	$13,112	$13,598

Amortization expense for the six months ended March 31, 2020 and 2019 was $486 and $444, respectively.

6.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Global Logistics Services, Manufacturing and Life Sciences businesses.  As of March 31, 2020, the Company paid $172 in tax gross up consideration to former owners and recorded an additional $116 of goodwill related to the Phospho acquistion.

The composition of the goodwill balance at March 31, 2020 and September 30, 2019 was as follows:

	March 31, 2020	September 30, 2019
Global Logistics Services	$5,655	$5,655
Manufacturing	5,046	5,046
Life Sciences	2,940	2,824
	$13,641	$13,525

7.	NOTES PAYABLE - BANKS

(A)	Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the “Janel Group Borrowers”), with the Company as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”).  As amended in March 2018, November 2018 and March 2020, the Santander Facility currently provides that the Janel Group Borrowers can borrow up to $17,000 limited to 85% of the Janel Group Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers’ option, prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants. The Santander Facility matures on October 17, 2022, unless earlier terminated or renewed.  As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

At March 31, 2020, outstanding borrowings under the Santander Facility were $7,533, representing 82.33% of the available amount thereunder, and interest was accruing at an effective interest rate of 3.26%. The Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement at March 31, 2020 and September 30, 2019.

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

As of March 31, 2020, there were no outstanding borrowings under the revolving loan and $4,931 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.08%.

The Company was in compliance with the covenants defined in the First Merchants Credit Agreement at March 31, 2020 and September 30, 2019.

	March 31, 2020	September 30, 2019
Long Term Debt*	$4,931	$5,455
Less Current Portion	(786)	(786)
	$4,145	$4,669

*	Note: Long Term Debt is due in monthly installments of $71 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

On June 21, 2018, AB Merger Sub, Inc., a wholly-owned, indirect subsidiary of the Company, entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”), with respect to a $2,025 First Northern Term Loan (the “First Northern Term Loan”). The proceeds of the First Northern Term Loan were used to fund a portion of the merger consideration to acquire Antibodies.  Interest was to accrue on the First Northern Term Loan at an annual rate based on the five-year Treasury constant maturity (index) plus 2.50% (margin) for years one through five then adjusted and fixed for years six through ten using the same index and margin. The borrower’s and the Company’s obligations to First Northern under the First Northern Loan Agreement are secured by certain real property owned by Antibodies as of the closing of the Antibodies merger. The First Northern Loan Agreement contains customary terms and covenants and matures on June 14, 2028 (subject to earlier termination).

On November 18, 2019, Antibodies modified and refinanced its existing credit facilities with First Northern Bank. The existing First Northern Term Loan was increased to $2,235, the initial interest rate decreased to 4.18%, and the maturity date was extended to November 14, 2029, with all other terms, covenants and conditions substantially unchanged. The existing revolving credit facility was expanded to $500, the interest rate decreased to 6.0%, and the maturity date was extended to October 1, 2020, with all other terms, covenants and conditions substantially unchanged. Additionally, Antibodies entered into a new business loan agreement (“Solar Loan”) which provided for a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property. The initial interest rate on the facility is 4.43%, subject to adjustment in five years.

As of March 31, 2020, there were no outstanding borrowings under the revolving credit facility and $2,217 of borrowings under the term loan.

	March 31, 2020	September 30, 2019
Long Term Debt*	$2,217	$1,975
Less Current Portion	(52)	(42)
	$$2,165	$1,933

*
Note: Long Term Debt is due in monthly principal and interest installments of $12 plus monthly interest, at an effective interest rate of 4.18% as of March 31, 2020 and 5.28% as of September, 2019, per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at March 31, 2020 and September 30, 2019.

8.	SUBORDINATED PROMISSORY NOTES

On June 22, 2018, in connection with the Antibodies acquisition, AB HoldCo, Inc. (“AB HoldCo”), a wholly-owned subsidiary of the Company, entered into two subordinated promissory notes (“AB HoldCo Subordinated Promissory Notes”) with certain former shareholders of Antibodies. As the result of the merger of AB HoldCo into Antibodies, Antibodies became the obligor under the AB HoldCo Subordinated Promissory Notes.  Both of the AB HoldCo Subordinated Promissory Notes are guaranteed by the Company and are subordinate to the terms of any credit agreement, loan agreement, indenture, promissory note, guaranty or other debt instrument pursuant to which the obligor  or any affiliate of the obligor  incurs, borrows, extends, guarantees, renews or refinances any indebtedness for borrowed money or other extensions of credit with any federal or state bank or other institutional lender and are unsecured. Each of the AB HoldCo Subordinated Promissory Notes has a 4% annual interest rate payable in arrears on the last business day of each calendar quarter, commencing on September 30, 2018, and the full outstanding principal balance and accrued, unpaid interest is due on June 22, 2021. Both notes are subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued interest on such principal amount up to the date of prepayment.  Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal. As of March 31, 2020, and September 30, 2019, amounts outstanding under the two AB HoldCo Subordinated Promissory Notes was $344 and is included in the long term portion of subordinated promissory notes.

On November 20, 2018, in connection with the Honor acquisition, Janel Group, a wholly-owned subsidiary of the Company, entered into a subordinated promissory note (“Janel Group Subordinated Promissory Note”) with a former owner of Honor. The Janel Group Subordinated Promissory Note is guaranteed by the Company. The Janel Group Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Janel Group Subordinated Promissory Note, has a 6.75% annual interest rate, payable in twelve equal consecutive quarterly installments of principal and interest, on the last day of January, April, July and October beginning in January 2019, and shall be due and payable each in the amount of $42. The outstanding principal and accrued and unpaid interest are payable in a single payment on the three-year anniversary date of November 20, 2021. The note is subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment.  As of March 31, 2020, and September 30, 2019, the amounts outstanding under the Janel Group Subordinated Promissory Note was $276 and $349, respectively.

	March 31, 2020	September 30, 2019
Long term portion of subordinated promissory notes	$121	$197
Current portion of subordinated promissory note	155	152
	$276	$349

9.	STOCKHOLDERS’ EQUITY

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

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) are entitled to receive annual dividends at a rate of 5% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate increased by 1% annually beginning on January 1, 2019.  Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of March 31, 2020 was 7%. In the event of liquidation, holders of the Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of the Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of the Series C Stock was $12,867 as of March 31, 2020.

For the six months ended March 31, 2020, the Company declared dividends on the Series C Stock of $326. As of March 31, 2020, the Company had accrued dividends of $1,366.

(B)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan which was amended on May 8, 2018 (as amended, the “2017 Plan”).  Under the 2017 Plan, non-statutory stock options, restricted stock awards and stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the Plan are at the discretion of the Company’s Compensation Committee of the board of directors.

10.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of the Company’s common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

Total stock-based compensation for the six months ended March 31, 2020 and 2019 amounted to $149 and $236, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Six Months Ended March 31, 2020
Risk-free Interest Rate	1.59%
Expected Option Term in Years	5.5-6.5
Expected Volatility	101.2% - 101.7%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$6.97 - $7.33

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2019	110,837	$5.05	5.98	$438.06
Granted	7,500	$9.00	9.75	$—
Exercised	(3,841)	$8.17	—	$—
Outstanding Balance at March 31, 2020	114,496	$5.21	5.67	$290.88
Exercisable on March 31, 2020	96,792	$4.62	5.15	$290.88

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at March 31, 2020 of $7.50 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2020, there was approximately $51 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

Options for Non-Employees

There were no non-employee options awarded during the six-month period ended March 31, 2020. During the six-month period ended March 31, 2020, 15,000 non-employee options were forfeited.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2019	51,053	$7.58	7.80	$72.68
Forfeited	(15,000)	$8.04	—	$—
Outstanding Balance at March 31, 2020	36,053	$7.38	7.26	$20.40
Exercisable on March 31, 2020	6,053	$4.13	6.50	$20.40

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at March 31, 2020, of $7.50 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2020, there was approximately $32 of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

Additionally, during the six months ended March 31, 2020, 6,880 options were granted with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Six Months Ended March 31, 2020
Risk-free Interest Rate	1.59%
Expected Option Term in Years	5.5 - 6.5
Expected Volatility	101.2% - 101.7%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$8.59 - $9.03

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2019	32,133	$8.85	7.34	$85.45
Granted	6,880	$11.08	9.75	$—
Outstanding Balance at March 31, 2020	39,013	$9.24	7.31	$85.45
Exercisable on March 31, 2020	23,343	$7.98	6.49	$85.45

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at March 31, 2020 of $11.08 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $302 and $172 as of March 31, 2020 and September 30, 2019, respectively, and is included in other liabilities in the consolidated financial statement.  The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled. Changes in the fair value of the vested options are recognized in earnings in the consolidated financial statements.

The options are classified as liabilities, and the underlying shares of Indco’s common stock also contain put options which result in their classification as mandatorily redeemable securities. While their redemption does not occur on a fixed date, there is an unconditional obligation for the Company to repurchase the shares upon death, which is certain to occur at some point in time.

As of March 31, 2020, there was approximately $66 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the six months ended March 31, 2020, there were no shares of restricted stock granted. Under the 2017 Plan, each grant of restricted stock vests over a three-year period, and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the 2017 Plan for the six months ended March 31, 2020:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2019	5,000	$8.01	0.61
Vested	—	$—	—
Unvested at March 31, 2020	5,000	$8.01	0.11

As of March 31, 2020, there was approximately $2 of total unrecognized compensation cost related to unvested employee restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 0.11 years.

The following table summarizes the status of our non-employee unvested restricted stock under the 2017 Plan for the six months ended March 31, 2020:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2019	26,667	$8.04	0.88
Vested	—	$—	—
Unvested at March 31, 2020	26,667	$8.04	0.38

As of March 31, 2020, there was approximately $30 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 0.38 years.

As of March 31, 2020, included in accrued expenses and other current liabilities was $159 which represents 18,333 shares of restricted stock that vested but were not issued.

11.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the three and six months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Income:
Net income (loss)	$(937)	$175	$(1,057)	$719
Preferred stock dividends	(175)	(148)	(326)	(270)
Net Income (loss) available to common stockholders	$(1,112)	$27	$(1,383)	$449

Common Shares:
Basic - weighted average common shares	865,985	847,784	865,630	847,621
Effect of dilutive securities:
Stock options	—	51,097	—	54,644
Restricted stock	—	20,369	—	19,162
Convertible preferred stock	—	12,710	—	12,710
Diluted - weighted average common stock	$865,985	$931,960	$865,630	$934,137

Income per Common Share:
Basic -
Net income (loss)	$(1.08)	$0.21	$(1.22)	$0.85
Preferred stock dividends	(0.21)	(0.17)	(0.38)	(0.32)
Net Income (loss) available to common stockholders	$(1.29)	$0.04	$(1.60)	$0.53

Diluted -
Net income (loss)	$(1.08)	$0.18	$(1.22)	$0.77
Preferred stock dividends	(0.21)	(0.15)	(0.38)	(0.29)
Net income (loss) available to common stockholders	$(1.29)	$0.03	$(1.60)	$0.48

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were no anti-dilutive shares for the six-month periods ended March 31, 2020.

Potentially dilutive securities as of March 31, 2020 and 2019 were as follows:

	March 31,
	2020	2019
Employee Stock Options	114,496	118,798
Non-employee Stock Options	36,053	51,053
Employee Restricted Stock	5,000	5,000
Non-employee Restricted Stock	26,667	26,667
Convertible Preferred Stock	6,310	12,710
	188,526	214,228

12.	INCOME TAXES

The Company’s estimated fiscal 2020 and 2019 blended U.S. federal statutory corporate income tax rate of 10.1% and 25.2%, respectively, were applied in the computation of the Company’s income tax provision for the six months ended March 31, 2020 and 2019.

The reconciliation of income tax computed at the Federal statutory rate to the benefit (provision) for income taxes for the six months ended March 31, 2020 is as follows:

	March 31, 2020	March 31, 2019
Federal taxes at statutory rates	$247	$(204)
Permanent differences	(28)	(13)
Other	(63)	-
State and local taxes	(37)	(36)
Income tax benefit (expense)	$119	$(253)

13.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company operates in three reportable segments: 1) Global Logistics Services, 2) Manufacturing and 3) Life Sciences, supported by a corporate group which conducts activities that are non-segment specific. The following tables present selected financial information about the Company’s reportable segments for the three and six months ended March 31, 2020:

For the three months ended March 31, 2020	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$19,121	$15,328	$2,056	$1,737	$—
Forwarding expenses and cost of revenues	13,125	11,615	908	602	—
Gross profit	5,996	3,713	1,148	1,135	—
Selling, general and administrative	6,584	3,952	701	1,071	860
Amortization of intangible assets	243	—	—	—	243
Operating (loss) income	(831)	(239)	447	64	(1,103)
Interest expense (income) net	141	54	66	24	(3)
Identifiable assets	55,868	14,012	2,425	9,650	26,781
Capital expenditures	34	17	—	17	—

For the six months ended March 31, 2020	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$38,942	$31,407	$3,926	$3,609	$—
Forwarding expenses and cost of revenues	26,659	23,702	1,753	1,204	—
Gross profit	12,283	7,705	2,173	2,405	—
Selling, general and administrative	12,669	7,590	1,383	2,051	1,645
Amortization of intangible assets	486	—	—	—	486
Operating (loss) income	(872)	115	790	354	(2,131)
Interest expense (income) net	304	120	138	51	(5)
Identifiable assets	52,868	14,012	2,425	9,650	26,781
Capital expenditures	131	64	23	44	—

The following tables present selected financial information about the Company’s reportable segments for the three and six months ended March 31, 2019:

For the three months ended March 31, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$20,969	$16,865	$2,452	$1,652	$—
Forwarding expenses and cost of revenues	14,599	12,957	1,077	565	—
Gross profit	6,370	3,908	1,375	1,087	—
Selling, general and administrative	5,692	3,468	759	724	741
Amortization of intangible assets	236	—	—	—	236
Operating income (loss)	442	440	616	363	(977)
Interest expense (income) net	198	127	36	37	(2)
Identifiable assets	52,868	14,012	2,425	9,650	26,781
Capital expenditures	71	2	—	69	—

For the six months ended March 31, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$43,296	$35,670	$4,533	$3,093	$—
Forwarding expenses and cost of revenues	30,439	27,375	2,010	1,054	—
Gross profit	12,857	8,295	2,523	2,039	—
Selling, general and administrative	11,081	6,828	1,467	1,431	1,355
Amortization of intangible assets	444	—	—	—	444
Operating income (loss)	1,332	1,467	1,056	608	(1,799)
Interest expense (income) net	360	225	76	64	(5)
Identifiable assets	55,348	20,825	2,418	6,672	25,433
Capital expenditures	253	16	41	196	—

14.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash and receivables from customers. The Company places its cash with financial institutions that have high credit ratings. The receivables from clients are spread over many customers. The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of its customers’ financial condition. We have experienced heightened customer credit risk as a result of the negative impact to customers’ financial condition, employment levels and consumer confidence arising from economic disruptions related to the COVID-19 pandemic, and expect that our risk in this area will remain high as long as the disruptions persist.

(C)	Legal Proceedings

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

In December 2017, Janel Group received a Notice of Copyright Infringement letter from counsel for Warren Communications News, Inc. (“Warren”), the publisher of the International Trade Today (“ITT”) newsletter. The letter alleges that Janel Group infringed upon Warren’s registered copyrights in its ITT newsletter (the “Warren Matter”). As of March 31, 2020, the Company had a liability for settlement costs related to the Warren Matter, which is included in accrued expenses and other current liabilities. On May 11, 2020, the parties reached a settlement agreement and release to resolve any and all concerns between the parties, voluntarily and without admission of copyright infringement.

(D)	COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. As a result, public health measures have been taken by federal, state and local governments to minimize exposure to and contain the virus. Measures intended to reduce the spread of COVID-19, such as quarantines, travel restrictions and other governmental restrictions such as social distancing protocols, have has, and are likely to continue to have, an adverse impact on economic activity, including with respect to business closures, increasing unemployment levels and financial market instability. The extent or duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. However, should the pandemic and its economic impact continue for an extended period, the Company’s future business operations, including its results of operations, cash flows and financial position could be significantly affected.

15.	COMMITMENTS AND CONTINGENCIES

On February 4, 2020, Indco, Inc., a majority-owned subsidiary of the Company, entered into a Purchase and Sale Agreement with 4040 Earnings Way, LLC (“Seller”) to acquire from Seller the land and building which serves as the Indco office and manufacturing facility in New Albany, Indiana, for a purchase price of $845. Indco anticipates that the purchase price will be financed with cash from operations and a loan of up to $700 from First Merchants Bank secured by the subject property. Closing is expected to occur during the third quarter of fiscal 2020, ending June 30, 2020.

16.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of March 31, 2020, the remaining terms of the Company’s operating leases were between one and 58 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement..

The components of lease cost for the six-month period ended March 31, 2020 are as follows:

Six Months Ended March 31, 2020
Operating lease cost	$353
Short-term lease cost	68
Total lease cost	$421

Rent expense for the six-month period March 31, 2019 was $372

Operating lease right of use asset, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of March 31, 2020 were $1,599, $479 and $1,142, respectively.

During the three months ended March 31, 2020, the Company entered into a new operating lease and recorded an addition $857 in operating lease right of use asset of and corresponding lease liabilities.

As of March 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 3.9 years and 6.58%, respectively. Cash paid for amounts included in the measurement of operating lease obligations were $410 for the six months ended March 31, 2020.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2020 are as follows:

2020	$493
2021	469
2022	414
2023	241
2024	221
Total undiscounted lease payments	1,838
Less: Imputed interest	(217)
Total lease obligations	$1,621

17.	SUBSEQUENT EVENTS

CARES Act Loan

The Coronavirus Aid, Relief and Economic Security Act, Section 7(a)(36) of the Small Business Act (the “CARES Act”), which was signed into law in March 2020, established the Paycheck Protection Program (the “PPP”). The PPP authorizes up to $349 billion in forgivable loans to small businesses. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent and utility costs over an eight-week measurement period following loan funding. Loans have a maturity of two years and bear interest at a rate of 1.00% per annum.  Prepayments may be made at any time prior to maturity without penalty.

On April 19, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Santander and executed a U.S. Small Business Administration Note (the “Note”) pursuant to which the Company borrowed $2,726 (the “Loan”) from Santander pursuant to the PPP under the CARES Act.

The Loan matures on April 19, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 19, 2020. The Note may be prepaid by Janel at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent and utilities (collectively, “Qualifying Expenses”).  Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for Qualifying Expenses as described in the CARES Act. The Company's participation in the PPP subsequent to quarter end should allow the Company to avoid significant staff reductions in the near term.

As discussed in note 14 (C) above, the Company received a letter in December 2017 from legal counsel representing Warren in which Warren made certain allegations against the Company of copyright infringement concerning an electronic newsletter by Warren.  On May 11, 2020, the parties reached a settlement agreement and release to resolve any and all concerns between the parties, voluntarily and without admission of copyright infringement. As of March 31, 2020, the Company had a liability for settlement costs related to the Warren Matter, which is included in accrued expenses and other current liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto as of and for the six months ended March 31, 2020, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, the impact of the coronavirus (“COVID-19”) pandemic and related economic effects; our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; litigation; indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; the material weaknesses identified in our internal control over financial reporting; our dependence on key employees; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; competition faced by our global logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our global logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our global logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, or increase in the cost, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.  You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

COVID-19

The outbreak of COVID-19 has had a significant impact on global trade and our business. In late January 2020, China implemented extensive business shutdowns and work restrictions to control the outbreak, which resulted in a steep drop in exports from China. Those shutdowns and restrictions in China started to ease in March 2020, and export volumes from China increased throughout the month. The spread of COVID-19 to other parts of the world, and the strong actions taken by many countries to reduce exposure to the virus, however, have led to a sharp decrease in global economic activity during the second quarter of fiscal 2020 and a second steep drop in global import and export trade volumes, which has materially impacted our Global Logistics Services business. Specifically, in the three months ended March 31, 2020, we experienced a decrease of 9.1% in our Global Logistics Services segment revenues as a result of the global trade slowdown due to the COVID- 19 pandemic. We also experienced a significant slowdown in organic growth in both our Manufacturing and Life Sciences segments due to a slowdown in orders and in academic research due to the pandemic. Please see our results of operations discussion below for additional information. We expect demand for our products and services across all of our reporting segments, and in particular our Global Logistics Services segment to be adversely impacted for as long as global economic activity and trade volumes remain weak. A prolonged slowdown in trade volumes due to the pandemic could also significantly increase the financial challenges facing our customers. We are closely monitoring our customers’ payment performance and expect our customer credit risk will remain high as long as economic and trade disruptions persist.

In our Global Logistics Services segment, customer demand for our services in many parts of our business has been materially and negatively impacted by the mandated closure of our customers’ operations or points of sale, while customer demand for our services in other parts of our business has increased significantly as consumers stockpile goods or switch to e-commerce platforms to make purchases. We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties regarding the severity and duration of the outbreak and additional actions that may be taken by governmental authorities. That said, we currently expect that our results of operations and financial condition will be even more significantly adversely impacted in the third quarter and fourth quarters of 2020 and subsequent periods than in the quarter ended March 31, 2020, as levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity, such as gross domestic product, and to measures of industrial economic activity, which have been negatively impacted by the pandemic.

The magnitude of the COVID-19 pandemic, including the extent of any impact on our business, financial position, results of operations or liquidity, which could be material, cannot be reasonably determined at this time due to the rapid development and fluidity of the situation. The effects of the pandemic on our business will depend on its duration and severity, whether business disruptions will continue, the pace of recovery once the pandemic subsides and the overall long-term impact on the global economy.

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

Through Aves, the Company acquired the membership interests of a small life sciences company on July 1, 2019 and the equity interests of PhosphoSolutions, LLC. (“Phospho”) on September 6, 2019. Both acquisitions were completed primarily to expand our product offerings in Life Sciences.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

The Company typically satisfies its performance obligations as services are rendered at a point in time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed at a point in time during the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one-to two-month period.

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

Critical Accounting Policies and Estimates Applicable to the Manufacturing and Life Sciences Segments

Revenue Recognition-Manufacturing

Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Indco receives customer product orders via telephone, email, internet or fax. The pricing of each standard product sold is listed in Indco’s print and web-based catalog. Customer specific products are priced by quote. A sales order acknowledgement is sent to every customer for every order to confirm pricing and the specifications of the products ordered. The revenue is recognized at a point in time when the product is shipped to the customer.

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

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating (loss) income	$(831)	$442	$(872)	$1,332
Amortization of intangible assets(1)	243	236	486	444
Stock-based compensation(2)	75	107	149	236
Amortization of acquired inventory valuation(3)	227	67	447	129
Adjusted operating income	$(286)	$852	$210	$2,141

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

Results of Operations – Segment Financial Results – Three and Six Months Ended March 31, 2020 and 2019

The following table sets forth our segment financial results:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Global Logistics Services	$15,328	$16,865	$31,407	$35,670
Manufacturing	2,056	2,452	3,926	4,533
Life Sciences	1,737	1,652	3,609	3,093
Total Revenues	19,121	20,969	38,942	43,296

Gross Profit:
Global Logistics Services	3,713	3,908	7,705	8,295
Manufacturing	1,148	1,375	2,173	2,523
Life Sciences	1,135	1,087	2,405	2,039
Total Gross Profit	5,996	6,370	12,283	12,857

Income (loss) from Operations:
Global Logistics Services	(239)	440	115	1,467
Manufacturing	447	616	790	1,056
Life Sciences	64	363	354	608
Total Income from Operations by Segment	272	1,419	1,259	3,131

Corporate administrative expense	(860)	(741)	(1,645)	(1,355)
Amortization expense	(243)	(236)	(486)	(444)
Interest expense, net	(141)	(198)	(304)	(360)
Net (loss) income before taxes	(972)	244	(1,176)	972
Income tax benefit (expense)	35	(69)	119	(253)
Net (loss) income	$(937)	$175	$(1,057)	$719
Preferred stock dividends	(175)	(148)	(326)	(270)
Net (Loss) Income available to Common Stockholders	$(1,112)	$27	$(1,383)	$449

Results of Operations – Janel Corporation

The following table sets forth our corporate group expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Corporate expenses	$785	$582	$1,470	$1,045
Amortization of intangible assets	243	236	486	444
Stock-based compensation	37	142	111	236
Merger and acquisition expenses	38	17	64	74
Total corporate expenses	$1,103	$977	$2,131	$1,799

Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $126 to $1,103, or 12.9% in the three months ended March 31, 2020 as compared to $977 for the three months ended March 31, 2019. Expenses increased to $2,131 in the six months ended March 31, 2020 as compared to $1,799 in the six months ended March 31, 2019, a $332 or 18.5% increase. The increases in both periods were due primarily to higher accounting-related professional expenses and higher merger and acquisition related expenses partially offset by lower stock-based compensation expense for the quarter.

Amortization of Intangible Assets

For the three months ended March 31, 2020 and 2019, corporate amortization expenses were $243 and $236, respectively, an increase of $7, or 3.0%. For the six months ended March 31, 2020 and 2019, corporate amortization expenses were $486 and $444, respectively, an increase of $42, or 9.5%. The increases in both periods were primarily related to acquisitions.

Interest Expense

For the three months ended March 31, 2020, interest expense for the consolidated company decreased $57, or 28.9%, to $141 from $198 for the three months ended March 31, 2019. For the six months ended March 31, 2020 and 2019, interest expense was $304 and $360, respectively, a decrease of $56, or 15.5%. The decrease in both periods was primarily due to lower prevailing interest rates and lower rates on the amended revolving line of credit facility, partially offset by average higher debt levels on the senior secured term loan facility.

Income Taxes

On a consolidated basis, the Company recorded an income tax benefit of $35 for the three months ended March 31, 2020, as compared to an income tax expense of $69 for the three months ended March 31, 2019. For the six months ended March 31, 2020, the Company recorded an income tax benefit of $119 versus an expense of $253 in the prior year period. The income tax benefit in both periods was primarily due to the increase in pretax loss. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”). For the three months ended March 31, 2020 and 2019, preferred stock dividends were $175 and $148, respectively. For the six months ended March 31, 2020 and 2019, the preferred stock dividends we $326 versus $270, respectively. The increase of $27 for the three-month period and $56 for the six-month period were the result of an increase in the dividend rate as of January 1, 2020 to 7% and a higher outstanding amount of accrued and unpaid dividends. See note 9 to the consolidated financial statements for additional information.

Net (Loss) Income

Net loss was ($937) or ($1.08) per diluted share, for the three months ended March 31, 2020 compared to net income of $175, or $0.18 per diluted share, for the three months ended March 31, 2019. For the six months ended March 31, 2020, net (loss) income totaled ($1,057) or ($1.22) per share compared to $719 or $0.77 per share for the six months ended March 31, 2019. The loss was primarily due to lower revenues and gross profit and higher selling, general and administrative expenses across our businesses in both periods.

(Loss) Income Available to Common Stockholders

Loss available to holders of common shares was ($1,112), or ($1.29) per diluted share, for the three months ended March 31, 2020 compared to income of $27, or $0.03 per diluted share, for the three months ended March 31, 2019. In the six months ended March 31, 2020 loss available to holders of common shares totaled ($1,383) or ($1.60) per share compared to $449 or $0.48 per share for the six months ended March 31, 2019. The decrease primarily was due to lower revenues and gross profit and higher selling, general and administrative expenses across our businesses in both periods and an increase in the dividend rate with respect to the Series C Stock as of January 1, 2020 to 7%.

Results of Operations - Global Logistics Services

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Revenue	$15,328	$16,865	$31,407	$35,670
Forwarding expenses	11,615	12,957	23,702	27,375
Net revenue	3,713	3,908	7,705	8,295
Gross profit margin	24.2%	23.2%	24.5%	23.3%
Selling, general & administrative	3,952	3,468	7,590	6,828
(Loss) income from operations	$(239)	$440	$115	$1,467

Revenue

Total revenue decreased 9.1% to $15,328 for the three months ended March 31, 2020, compared to $16,865 in the three months ended March 31, 2019. The decrease in revenue was driven by the global trade slowdown, in particular the steep reductions in global import and export trade volumes, due to the COVID-19 pandemic.

Total revenue for the six months ended March 31, 2020 and 2019 was $31,407 and $35,670 respectively, a decrease of $4,263 or 11.9%. The decrease in revenue was largely due to the impact of the global trade slowdown due to the COVID-19 pandemic and customers in the prior year period moving freight ahead of certain governmental trade policies. Acquired revenue from two acquisitions completed during fiscal 2019 slightly offset some of the revenue decline in the six-month period.

Net Revenue

Net revenue for the three months ended March 31, 2020 and 2019 was $3,713 and $3,908 respectively, a decrease of $195, or 5.0%. The decrease reflected an organic decline for the quarter in our base business due to volume pressures from the COVID-19 pandemic partially offset by improved freight purchase rates. Net revenue as a percentage of gross revenue increased to 24.2% versus 23.2% for the prior year period due to lower freight rates.

Net revenue for the six months ended March 31, 2020 and 2019 was $7,705 and $8,295 respectively, a decrease of $590, or 7.1%, as a result of organic declines due to the COVID-19 pandemic partially offset by contributions from two acquisitions and improved freight purchase rates in the current year period, whereas we benefited in the prior year period from customers moving freight in advance of certain governmental trade policies. Net revenue as a percentage of gross revenue increased in the six-month period to 24.5% versus 23.3% in the prior year period due to lower freight rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 were $3,952, as compared to $3,468 for the three months ended March 31, 2019. This increase of $484, or 14.0%, was largely attributable to the reserve for the settlement of threatened litigation and additional expenses from maintaining current staff levels. As a percentage of revenue, selling, general and administrative expenses were 25.8% and 20.6% of revenue for the three months ended March 31, 2020 and 2019, respectively.

Selling, general and administrative expenses for the six months ended March 31, 2020 and 2019 were $7,590 and $6,828 respectively. The increase of $762, or 11.16% reflected the reserve for the settlement of threatened litigation and higher expenses from prior year acquisitions. As a percentage of revenue, selling, general and administrative expenses were 24.2% and 19.1% of revenue for the six months ended March 31, 2019 and 2018, respectively.

(Loss) Income from Operations

For the three months ended March 31, 2020, loss from operations before income taxes was $(239) as compared to income from operations of $440 for the three months ended March 31, 2019, a decrease of $679 or 154.3%. Operating income in the three-month period declined due to the impact of the global trade slowdown associated with the COVID-19 pandemic and the reserve for the settlement of threatened litigation.

For the six months ended March 31, 2020 and 2019, income from operations before income taxes was $115 and $1,467 respectively, a decrease of $1,352 or 92.2%. Income from operations declined as a result of the impact of the COVID-19 pandemic, a shift in volume experienced during the first quarter of fiscal 2019 that did not recur and the reserve for the settlement of threatened litigation, partially offset by contributions from acquisitions experienced during the first quarter. Our operating margin as a percentage of net revenue for the three months ended March 31, 2020 was 6.4%, versus 11.3% in the prior year period.

Results of Operations - Manufacturing

The Company’s Manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Revenue	$2,056	$2,452	$3,926	$4,533
Cost of sales	908	1,077	1,753	2,010
Gross profit	1,148	1,375	2,173	2,523
Gross profit margin	$55.8%	$56.1%	55.3%	55.7%
Selling, general & administrative	701	759	1,383	1,467
Income from Operations	$447	$616	$790	$1,056

Revenue

Total revenue decreased 16.1% to $2,056 in the three months ended March 31, 2020, compared to $2,452 for the three months ended March 31, 2019. Total revenue decreased 13.4% to $3,926 in the six months ended March 31, 2019, compared to $4,533 in the six months ended March 31, 2018. The revenue decline in both periods reflected a decline in volume across the business relative to the prior year periods, due to the slowdown late in the quarter related to the COVID-19 pandemic.

Gross Profit

Gross profit decreased 16.5% to $1,148 in the three months ended March 31, 2020, compared to $1,375 for the three months ended March 31, 2019. Gross profit margin for the three-month periods ended March 31, 2020 and 2019 was 55.8% and 56.1%, respectively. Gross profit margin for the six months ended March 31, 2020 decreased to 55.3%, compared to 55.7% for the six months ended March 31, 2019. In both the three- and six-month periods, gross profit margin was relatively flat as the mix of business remained consistent.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 7.6% to $701 in the three months ended March 31, 2020, compared to $759 in the three months ended March 31, 2019. Selling, general and administrative expenses decreased 5.7% to $1,383 in the six months ended March 31, 2020, compared to $1,467 in the six months ended March 31, 2020. The decrease in both periods was related to the decline in revenue, partially offset by management’s decision to maintain operational capabilities.

Income from Operations

Income from operations was $447 for the three months ended March 31, 2020 compared to $616 for the three months ended March 31, 2019, representing a 27.4% decrease from the prior year period. Income from operations of $790 for the six months ended March 31, 2020 decreased 25.2% compared to $1,056 for the six months ended March 31, 2019. Operating profit decreased in both periods due to lower revenue growth without corresponding expense reductions.

Results of Operations – Life Sciences

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Life Sciences – Selected Financial Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Revenue	$1,737	$1,652	$3,609	$3,093
Cost of sales	602	565	1,204	1,054
Gross profit	1,135	1,087	2,405	2,039
Gross profit margin	65.3%	65.8%	66.6%	65.9%
Selling, general & administrative	1,071	724	2,051	1,431
Income from Operations	$64	$363	$354	$608

Revenue

Total revenue was $1,737 and $1,652 for the three months ended March 31, 2020 and 2019, respectively, an increase of $85 or 5.1%. Total revenue was $3,609 and $3,093 for the six months ended March 31, 2020 and 2019, respectively. Acquisitions accounted all of the increase in both periods, as organic growth declined at a double-digit rate for the quarter and at a mid-single digit rate in the six-month period, each as compared to the prior year period, due to the slowdown in academic research late in the quarter related to the COVID-19 pandemic.

Gross Profit and Gross Profit Margin

Gross profit was $1,135 and $1,087 for the three months ended March 31, 2020 and 2019, respectively, an increase of $48 or 4.4%. Amortization of acquired inventory in the quarter totaled $227 versus $67 in the prior year period due to our two prior year acquisitions. In the three months ended March 31, 2020 and 2019, the Life Sciences segment had gross profit margins of 65.3% and 65.8%, respectively. Gross profit margin decreased in the quarter compared to prior year period due to acquisitions and favorable product mix.

Gross profit was $2,405 and $2,039 for the six months ended March 31, 2020 and 2019, respectively. In the six months ended March 31, 2020 the amortization of acquired inventory totaled $447 versus $129 in the prior year. In the six months ended March 31, 2020, the Life Sciences segment had a gross profit margin of 66.6% compared to 65.9% for the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,071 and $724 for the three months ended March 31, 2020 and 2019, respectively, an increase of $347 or 47.9%, largely due to acquired businesses. Selling, general and administrative expenses were $2,051 and $1,431 for the six months ended March 31, 2020 and 2019, respectively. The increase was largely due to acquired businesses.

Income from Operations

Income from operations for the three months ended March 31, 2020 and 2019 was $64 compared to $363, in the prior year. The decline in operating income reflected higher amortization of acquired inventory due to acquisitions and a slowdown in academic research late in the quarter related to the COVID-19 pandemic. Income from operations for the six months ended March 31, 2020 and 2019 was $354 and $608, respectively. The decline reflected higher amortization of acquired inventory due to acquisitions. As a percentage of revenue income from operations in the six months ended March 31, 2020 declined to 9.8% versus 19.7% due to higher amortization of acquired inventory. Absent these non-cash expenses, adjusted operating income increased to $801 versus $736 in the prior year period due to acquisitions, offset by lower organic revenue.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements, including satisfying debt obligations and fund working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond Janel’s control. Our Global Logistics Services segment depends on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, Janel does not make significant capital expenditures.

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

The COVID-19 pandemic has negatively impacted our liquidity and cash flows. As discussed in greater detail in note 17 to the consolidated financial statements, on April 19, 2020, we entered into a loan agreement with Santander and executed a U.S. Small Business Administration Note pursuant to which we borrowed $2,726 from Santander pursuant to the Paycheck Protection Program under The Coronavirus Aid, Relief and Economic Security Act, Section 7(a)(36) of the Small Business Act in order to be able to continue to cover our payroll costs, group health care benefits, mortgage payments, rent and utilities. The duration and magnitude of the pandemic is not reasonably estimable at this point, and if the pandemic persists, our liquidity and capital resources could be further negatively impacted.

As of March 31, 2020, the Company’s cash and working capital deficiency (current assets minus current liabilities) were $1,928 and $8,302, respectively, as compared to $2,163 and $6,190 as of September 30, 2019. The increase in working capital deficiency is considered nominal, representing relatively stable collections from customers and payments of vendors.

Janel’s cash flow performance for the three and six-months ended March 31, 2020 is not necessarily indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities for the six months ended March 31, 2020 and 2019 was $1,209 and $1,272, respectively. The decrease in cash provided by operations for the six months ended March 31, 2020 was driven principally by the higher net loss, partially offset by timing of cash collections for accounts receivables and cash payments on accounts payables for the six-month period ended March 31, 2020.

Cash flows from investing activities

Net cash used in investing activities totaled $247 for the six months ended March 31, 2020, versus $2,188 for the prior year period. During the six months ended March 31, 2020, the Company used $116 for final purchase price adjustments related to an acquisition in the prior year compared to $1,935 for the six months ended March 31, 2019. The Company also used $131 for the acquisition of property and equipment for the six months ended March 31, 2020 compared to $253 for the six months ended March 31, 2019.

Cash flows from financing activities

Net cash used in financing activities was ($1,197) for the six months ended March 31, 2020, versus $1,712 provided by financing activities for the six months ended March 31, 2019. Net cash used in financing activities for the six months ended March 31, 2020 was primarily a result of reduced outstanding balances on our line of credit. Net cash provided by financing activities for the six months ended March 31, 2019 primarily funded our acquisition efforts.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because material weaknesses in the Company’s internal control over financial reporting existed at September 30, 2018 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  These material weaknesses in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

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

Our management performed analyses, substantive procedures and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Form 10-Q as of March 31, 2020 are fairly presented, in all material respects, and in conformity with U.S. GAAP.

Remediation Plan

We have engaged an external consultant to assist in the development and execution of a plan to remediate the material weaknesses related to our Life Sciences segment noted above. This process commenced during the second quarter of fiscal 2020 and is ongoing.

We have developed and are executing on our plan to remediate our material weaknesses in connection with the information technology controls by expanding our in-house expertise on information technology general controls, as well as continuing to consult with external third parties. This process commenced during the fourth quarter of fiscal 2018 and is ongoing.

We have also implemented a new system triggered revenue recognition process for the Global Logistics Services segment based on target dates (e.g., delivery date, file transfer date, etc.) for specific file types. This process has been implemented as the second quarter of fiscal year 2020.

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

Changes in Internal Control over Financial Reporting

As disclosed above under “Remediation Plan,” there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, as discussed above, during the quarter ended March 31, 2020, the Company implemented changes to its accounting policies, practices and internal controls over financial reporting in connection with its adoption of ASC Topic 606.

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

In December 2017, Janel Group received a Notice of Copyright Infringement letter from counsel for Warren Communications News, Inc. (“Warren”), the publisher of the International Trade Today (“ITT”) newsletter. On May 11, 2020, the parties reached a settlement agreement and release to resolve any and all concerns between the parties, voluntarily and without admission of copyright infringement.

As of March 31, 2020, the Company had a liability for settlement costs related to the Warren Matter, which is included in accrued expenses and other current liabilities.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC. Other than as described below, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2019 Annual Report.

The coronavirus pandemic has significantly impacted worldwide economic conditions and has had, and is likely to continue to have, an adverse effect on our business operations, results of operations, cash flows and financial position.

In December 2019, a novel coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared such outbreak a pandemic. Since that time, the coronavirus has spread throughout the United States and globally, including in the regions and communities in which we operate. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact our customers, suppliers, employees and other business partners. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and has, and is likely to continue to, adversely affect our results of operations, cash flows and financial position.  COVID-19 has spread to regions that are important to our business in terms of sales, manufacturing, and our supply chain, and many of the affected regions, including the region in which our headquarters are located, are currently under government-imposed ‘stay at home’ orders which may restrict our ability to continue normal business operations.  Further, our management is focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our employees, which has required and will continue to require, a significant investment of time and resources across our enterprise.

In our Global Logistics Services segment, customer demand for our services in many parts of our business has been materially and negatively impacted by the mandated closure of our customers’ operations or points of sale, while customer demand for our services in other parts of our business has increased significantly as consumers stockpile goods or switch to e-commerce platforms to make purchases. We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties regarding the severity and duration of the outbreak and additional actions that may be taken by governmental authorities. That said, we currently expect that our results of operations and financial condition will be even more significantly adversely impacted in the third quarter and fourth quarters of 2020 and subsequent periods than in the quarter ended March 31, 2020, as levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity, such as gross domestic product, and to measures of industrial economic activity, which have been negatively impacted by the pandemic.

Additionally, we have seen a material impact in our Life Sciences business as a result of a slowdown in academic research due to the pandemic. We may also see adverse impact on our ability (a) to manufacture, test and ship our products in our Life Sciences and Manufacturing businesses, (b) to get required materials and components to make our products in our Manufacturing and Life Sciences segments, and (c) to staff labor and management for manufacturing, supply chain, research and development and administrative operations.  Further, we may experience adverse impact with our global supply chain partners and transportation service providers.  Any extended pandemic outbreak, such as is occurring with COVID-19, could cause our key third-party suppliers or the Company itself to temporarily close one or more offices or manufacturing facilities. In addition, there has been a significant decline in trade shows worldwide and also a significant decline in our ability to travel to visit current and potential customers, which will adversely affect our ability to create leads and generate business. Also, in some cases, our customers have suspended operations or limited our ability to come on-site. Furthermore, we may not be able to maintain for an extended period of time our efforts to have employees work at home and operate reduced workforces at facilities. Similarly, we may not be able to mitigate other threats to the business such as developing effective contingency plans for potential supply interruptions. Any of the foregoing events or other unforeseen consequences of public health problems could materially adversely affect our business, result of operations, prospects, and financial condition. The full extent to which the COVID-19 outbreak will impact the Company’s business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and actions taken to contain its spread or its impact.

The effects of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the outbreak; governmental, business and other actions (which could include limitations on our operations or mandates to provide services in a specified manner); the promotion of social distancing and the adoption of shelter-in-place orders affecting our ability to provide our services; the impact of the pandemic on economic activity; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs, particularly if members of our workforce, including key members of management, are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. Further, provisions for bad debt expense may increase given the financial difficulty faced by our business partners, which could, among other things, impact our ability to borrow under our credit facility. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended March 31, 2020. In addition, there were no shares of common stock purchased by us during the six months ended March 31, 2020.

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

10.3	Loan Agreement dated April 19, 2020, by and between Janel Corporation and Santander Bank, N.A., together with the U.S. Small Business Administration Note dated April 19, 2020.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for the six months ended March 31, 2020 and 2019 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2020 and September 30, 2019, (ii) Consolidated Statements of Operations for the six months ended March 31, 2020 and 2019, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the six months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2020	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2020	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary