Form 10-Q
period 2020-06-30
JANEL CORP
filed 2020-08-10
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐  No ☒

The number of shares of Common Stock outstanding as of August 7, 2020 was 865,652.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended June 30, 2020

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)
	June 30, 2020 (Unaudited)	September 30, 2019
ASSETS
Current Assets:
Cash	$2,679	$2,163
Accounts receivable, net of allowance for doubtful accounts	12,476	21,351
Inventory, net	3,956	4,371
Prepaid expenses and other current assets	354	531
Note receivable	71	139
Total current assets	19,536	28,555
Property and Equipment, net	4,044	3,954
Other Assets:
Intangible assets, net	12,869	13,598
Goodwill	13,641	13,525
Operating lease right of use asset	1,498	—
Security deposits and other long-term assets	206	87
Total other assets	28,214	27,210
Total assets	$51,794	$59,719
LIABILITIES
Current Liabilities:
Line of credit	$5,923	$8,391
Accounts payable – trade	14,539	22,061
Accrued expenses and other current liabilities	2,562	2,272
Dividends payable	1,541	1,041
Current portion of subordinated promissory note	157	152
Short-term lease liabilities	438	—
Current portion of Paycheck Protection Program (PPP) loan	1,351	—
Current portion of long-term debt	919	828
Total current liabilities	27,430	34,745
Other Liabilities:
Long-term debt	5,991	6,602
Paycheck Protection Program (PPP) loan	1,380	—
Subordinated promissory notes	424	541
Mandatorily redeemable non-controlling interest	619	619
Deferred income taxes	2,360	2,000
Long-term operating lease liabilities	1,082	—
Other liabilities	320	334
Total other liabilities	12,176	10,096
Total liabilities	39,606	44,841
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized and 331 and 631 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively.	—	—
Series C 20,000 shares authorized and 20,000 shares issued and outstanding at June 30, 2020 and September 30, 2019, liquidation value of $13,041 and $12,541 at June 30, 2020 and September 30, 2019, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 875,652 issued and 855,652 outstanding as of June 30, 2020 and 863,812 issued and 843,812 outstanding as of September 30, 2019	1	1
Paid-in capital	14,739	15,075
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated (deficit) earnings	(2,312)	42
Total stockholders’ equity	12,188	14,878
Total liabilities and stockholders’ equity	$51,794	$59,719

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue	$18,498	$20,311	$57,440	63,607
Forwarding expenses and cost of revenues	13,405	14,225	40,064	44,664
Gross profit	5,093	6,086	17,376	18,943
Costs and Expenses:
Selling, general and administrative	5,482	5,600	18,151	16,681
Amortization of intangible assets	243	230	729	674
Total Costs and Expenses	5,725	5,830	18,880	17,355
(Loss) Income from Operations	(632)	256	(1,504)	1,588
Other Items:
Interest expense net of interest income	(108)	(183)	(412)	(543)
(Loss) Income Before Income Taxes	(740)	73	(1,916)	1,045
Income tax expense	(557)	(103)	(438)	(356)
Net (Loss) Income	(1,297)	(30)	(2,354)	689
Preferred stock dividends	(174)	(150)	(500)	(420)
Net (Loss) Income Available to Common Stockholders	$(1,471)	$(180)	$(2,854)	$269

Net (loss) Income per share
Basic	$(1.49)	$(0.04)	$(2.71)	$0.81
Diluted	$(1.49)	$(0.04)	$(2.71)	$0.73
Net (loss) income per share attributable to common stockholders:
Basic	$(1.69)	$(0.22)	$(3.29)	$0.32
Diluted	$(1.69)	$(0.22)	$(3.29)	$0.28
Weighted average number of shares outstanding:
Basic	872,838	852,071	868,033	849,104
Diluted	872,838	852,071	868,033	938,830

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2019	20,631	$—	863,812	$1	$15,075	20,000	$(240)	$42	$14,878
Net Loss	—	—	—	—	—	—	—	(2,354)	(2,354)
Dividends to preferred stockholders	—	—	—	—	(500)	—	—	—	(500)
Conversion of Preferred B shares to Common Shares	(300)	—	3,000	—	—	—	—	—	—
Issuance of Restricted Stock	—	—	5,000	—	—	—	—	—	—
Restricted stock vested but not issued	—	—	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	—	—	163	—	—	—	163
Stock option exercise	—	—	3,840	—	31	—	—	—	31
Balance – June 30, 2020	20,331	$—	875,652	$1	$14,739	20,000	$(240)	$(2,312)	$12,188

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance -September 30, 2018	21,271	$—	837,951	$1	$15,872	20,000	$(240)	$(606)	$15,027
Net Income	—	—	—	—	—	—	—	689	689
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	32	32
Dividends to preferred stockholders	—	—	—	—	(420)	—	—	—	(420)
Restricted stock vested but not issued	—	—	—	—	(235)	—	—	—	(235)
Stock option exercise	—	—	9,461	—	72	—	—	—	72
Stock-based compensation	—	—	—	—	251	—	—	—	251
Balance – June 30, 2019	21,271	$—	847,412	$1	$15,540	20,000	$(240)	$115	$15,416

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(2,354)	$689
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for uncollectible accounts	137	353
Depreciation and amortization	198	229
Deferred income tax	360	318
Amortization of intangible assets	729	674
Amortization of acquired inventory valuation	597	195
Amortization of loan costs	7	7
Stock-based compensation	217	329
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,738	(1,108)
Inventory	(182)	(161)
Prepaid expenses and other current assets	177	(276)
Security deposits and other long term assets	(51)	(8)
Accounts payable and accrued expenses	(7,317)	1,910
Other liabilities	7	68
Net cash provided by operating activities	1,263	3,219
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(288)	(303)
Acquisitions	(115)	(1,935)
Net cash used in investing activities	(403)	(2,238)
Cash Flows From Financing Activities:
Repayments of term loan	(519)	(916)
Proceeds from stock option exercise	31	72
Line of credit, net	(2,472)	712
Proceeds from PPP loan	2,727	-
Repayment of subordinated promissory notes	(111)	(72)
Net cash used in financing activities	(344)	(204)
Net increase in cash	516	777
Cash at beginning of the period	2,163	585
Cash at end of period	$2,679	$1,362

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$420	$542
Income taxes	$7	$132
Non-cash operating activities:
Operating lease right of use asset	$1,900	$-
Operating lease liabilities
Non-cash investing activities:	$1,917	$-
Contingent earn-out acquisition	$-	$50
Subordinated Promissory notes of Honor	$-	$456
Non-cash financing activities:
Dividends declared to preferred stockholders	$500	$420
Vested restricted stock unissued	$30	$235

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of June 30, 2020 and September 30, 2019 was $554 and $503, respectively.

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

If there is a material change in economic conditions, including as a result of continued disruption due to the coronavirus (COVID-19) pandemic, or other circumstances influencing the estimate of future cash flows or significantly affect the fair value of our reporting units, the Company could be required to recognize impairment charges in the future. There were no indicators of impairment of goodwill as of June 30, 2020 and September 30, 2019.

The fair value of our reporting units was in excess of carrying value and goodwill was not deemed to be impaired as of June 30, 2020 and September 30, 2019.

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

If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. If there is a material change in economic conditions, including as a result of continued disruption due to the COVID-19 pandemic, or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future. There were no indicators of impairment of long-lived assets as of June 30, 2020 and September 30, 2019.

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

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean import and export, freight forwarding, customs brokerage and air import and export. A summary of the Company’s revenues disaggregated by major service lines for the three and nine months ended June 30, 2020 was as follows:

	Three Months Ended June 30,	Nine Months Ended June 30,
Service Type	2020	2020
Ocean import and export	$6,376	$18,113
Freight forwarding	2,873	9,335
Customs brokerage	2,411	7,716
Air import and export	3,905	11,808
Total	$15,565	$46,972

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

Stock-based compensation to non-employees

Liability classified share-based awards

The Company maintains other share unit compensation grants for shares of Indco, which vest over a period of up to three years following their grant. The shares contain certain put features where the Company is either required or expects to settle vested awards on a cash basis.

These awards are classified as liability awards, measured at fair value at the date of grant and re-measured at fair value at each reporting date up to and including the settlement date. The determination of the fair value of the share units under these plans is described in note 11. The fair value of the awards is expensed over the respective vesting period of the individual awards with recognition of a corresponding liability. Changes in fair value after vesting are recognized through compensation expense. Compensation expense reflects estimates of the number of instruments expected to vest.

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

Non-employee share-based awards

In prior periods up to September 30, 2019, the Company accounted for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-employees.” Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The fair value of share-based payment transactions is determined at the earlier of performance commitment date or performance completion date. The Company believes that the fair value of the stock-based award is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date, and expense is recognized over the vesting period of the award.

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

The Company adopted ASU 2018-07 on October 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the nine months ended June 30, 2020.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company is required to purchase 20% of the 8.35% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. As of June 30, 2020, the holder did not exercise the redemption rights.

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

Note receivable

On March 2, 2018, the Company issued a convertible promissory note in the amount of $125 with a potential non-related party acquisition target. The note bears interest on the outstanding principal amount at a rate of 8% per annum, and both principal and interest was payable on the maturity date of April 24, 2020. The convertible note, at the election of the Company, can be converted into common stock of the acquisition target. On April 9, 2020, the Company agreed to a revised payment schedule, with $75 due upon signing of the revised payment schedule and $72, representing the remaining principal and accrued interest, due on September 24, 2020.  As of June 30, 2020, and September 30, 2019, amounts outstanding including accrued interest were $71 and $139, respectively. As of June 30, 2020, the Company is no longer pursuing this potential acquisition target.

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

Recent accounting pronouncements

Recently adopted accounting pronouncements

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (“ASC 842” or “ASU 2016-02”), issued by the FASB in February 2016 which was subsequently supplemented by clarifying guidance intended to improve financial reporting of leasing transactions. The new lease accounting guidance requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for all leases with initial terms longer than 12 months and provides enhanced disclosures on key information of leasing arrangements. The guidance allows companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption.

The Company adopted the new standards effective October 1, 2019 using the modified retrospective transition method. The Company elected to use the package of practical expedients which allowed the Company to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously-recorded initial direct costs. For all existing operating leases as of October 1, 2019, the Company recorded operating lease right of use assets of $1,043 and corresponding lease liabilities of $1,060, with an offset to other liabilities of $17 to eliminate deferred rent on the consolidated balance sheets.

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

The Company completed four business acquisitions in the fiscal year ended September 30, 2019, with an aggregate purchase price of $6,768, net of cash acquired. The Company recorded an aggregate $2,067 in goodwill and $2,165 in other identifiable intangibles. The results of operations of the acquired businesses are included in Janel’s consolidated results of operations since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a significant impact on Janel’s consolidated results of operations, individually or in the aggregate.

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

PhosphoSolutions

Through Aves, the Company completed a business combination whereby we acquired Phospho on September 6, 2019.  The aggregate purchase price for Phospho was $4,043, net of $13 of cash received.  At closing, $4,000 was paid in cash and $56 was recorded in accrued expenses as preliminary tax gross up due to the former owners.  Phospho is a manufacturer and distributor of monoclonal and polyclonal antibodies, principally used in neuroscience research. Phospho was founded in 2001 and is headquartered in Aurora, Colorado. The results of operations for Phospho are reflected in the Life Sciences reporting segment.  As of June 30, 2020, the Company paid $172 in tax gross up consideration to the former owners and recorded an additional $116 of goodwill related to the Phospho acquisition.

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

3.	INVENTORY

Inventories consisted of the following:
	June 30, 2020	September 30, 2019
Finished Goods	$2,484	$2,988
Work-in-Process	298	461
Raw Materials	1,201	946
Less - Reserve for Inventory Valuation	(27)	(24)
Inventory Net	$3,956	$4,371

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	June 30, 2020	September 30, 2019	Life
Building and Improvements	$2,672	$2,577	15-30 Years
Land and Improvements	869	835	Indefinite
Furniture & Fixtures	282	218	3-7 Years
Computer Equipment	302	465	3-5 Years
Machinery & Equipment	1,151	973	3-15 Years
Leasehold Improvements	183	181	Shorter of Lease Term or Asset Life
	5,459	5,249
Less: Accumulated Depreciation and Amortization	(1,415)	(1,295)
Property and Equipment Net	$4,044	$3,954

Depreciation and amortization expense for the nine months ended June 30, 2020 and 2019 was $198 and $229, respectively.

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	June 30, 2020	September 30, 2019	Life
Customer Relationships	$13,762	$13,762	15-20 Years
Trademarks / Names	2,251	2,251	20 Years
Other	978	978	2-5 Years
	16,991	16,991
Less: Accumulated Amortization	(4,122)	(3,393)
Intangible Assets Net	$12,869	$13,598

Amortization expense of intangible assets for the nine months ended June 30, 2020 and 2019 was $729 and $674, respectively.

6.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Global Logistics Services, Manufacturing and Life Sciences businesses.  In the nine month period ended June 30, 2020, with respect to the Phospho acquisition, the Company paid $172 in tax gross up consideration to the former owners and recorded an additional $116 of goodwill.

The composition of the goodwill balance at June 30, 2020 and September 30, 2019 was as follows:

	June 30, 2020	September 30, 2019
Global Logistics Services	$5,655	$5,655
Manufacturing	5,046	5,046
Life Sciences	2,940	2,824
Total Goodwill	$13,641	$13,525

7.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

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

At June 30, 2020, outstanding borrowings under the Santander Facility were $5,923, representing 34.84% of the available amount thereunder, and interest was accruing at an effective interest rate of 2.61%. The Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement at June 30, 2020 and September 30, 2019.

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

As of June 30, 2020, there were no outstanding borrowings under the revolving loan and $4,625 of borrowings, net of capitalized loan cost of $38, under the term loan, with interest accruing on the term loan at an effective interest rate of 3.68%.

The Company was in compliance with the covenants defined in the First Merchants Credit Agreement at June 30, 2020 and September 30, 2019.

	June 30, 2020	September 30, 2019
Long Term Debt*	$4,625	$5,455
Less Current Portion	(786)	(786)
	$3,839	$4,669

*	Note: Long Term Debt is due in monthly installments of $65 plus monthly interest, at LIBOR plus 3.75% to 4.75% per annum. The note is collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

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

On November 18, 2019, Antibodies modified and refinanced its existing credit facilities with First Northern Bank. The existing First Northern Term Loan was increased to $2,235, the initial interest rate decreased to 4.18%, and the maturity date was extended to November 14, 2029, with all other terms, covenants and conditions substantially unchanged. The existing revolving credit facility was expanded to $500, the interest rate decreased to 6.0%, and the maturity date was extended to October 1, 2020, with all other terms, covenants and conditions substantially unchanged. Additionally, Antibodies entered into a new business loan agreement (“Solar Loan”) which provided for a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property. The initial interest rate on the facility is 4.43%, subject to adjustment in five years. On June 19, 2020, First Northern extended the draw period on the Solar Loan from May 14, 2020 to August 14, 2020, with all other terms, covenants and conditions substantially unchanged. Additionally, on June 19, 2020, we entered into a new business loan agreement (“Generator Loan”) which provided for a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property. The draw period for the Generator Loan expires in November 5, 2020.  The interest rate for the Generator Loan is 4.25%, and the loan matures on November 5, 2025. There were no outstanding borrowings under the Generator Loan.

As of June 30, 2020, there were no outstanding borrowings under the revolving credit facility, $2,204 of borrowings under the First Northern Term Loan and $81 under the Solar Loan.

	June 30, 2020	September 30, 2019
Long Term Debt*	$2,285	$1,975
Less Current Portion	(133)	(42)
	$2,152	$1,933

*
Note: Long Term Debt is due in monthly principal and interest installments of $12 plus monthly interest, at an effective interest rate of 4.18% as of June 30, 2020 and 5.28% as of September 2019, per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at June 30, 2020 and September 30, 2019.

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

Each of the AB HoldCo Subordinated Promissory Notes has a 4% annual interest rate payable in arrears on the last business day of each calendar quarter, commencing on September 30, 2018, and the full outstanding principal balance and accrued, unpaid interest is due on June 22, 2021. Both notes are subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued interest on such principal amount up to the date of prepayment.  Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal. As of each of June 30, 2020, and September 30, 2019, the amount outstanding under the two AB HoldCo Subordinated Promissory Notes was $344, which is included in the long-term portion of subordinated promissory notes.

On November 20, 2018, in connection with the Honor acquisition, Janel Group, a wholly-owned subsidiary of the Company, entered into a subordinated promissory note (“Janel Group Subordinated Promissory Note”) with a former owner of Honor. The Janel Group Subordinated Promissory Note is guaranteed by the Company. The Janel Group Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Janel Group Subordinated Promissory Note, has a 6.75% annual interest rate, payable in twelve equal consecutive quarterly installments of principal and interest, on the last day of January, April, July and October beginning in January 2019, and shall be due and payable each in the amount of $42. The outstanding principal and accrued and unpaid interest are payable in a single payment on the three-year anniversary date of November 20, 2021. The note is subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment.  As of June 30, 2020, and September 30, 2019, the amounts outstanding under the Janel Group Subordinated Promissory Note were $237 and $349, respectively.

	June 30, 2020	September 30, 2019
Long term subordinated promissory notes	$581	$693
Less current portion of subordinated promissory note	(157)	(152)
	$424	$541

9.	SBA PAYCHECK PROTECTION PROGRAM LOAN

On April 19, 2020, the Company received a loan (the “PPP Loan”) in the aggregate amount of $2,726 from Santander, pursuant to the Paycheck Protection Program (the “PPP”) offered by the Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), Section 7(a)(36) of the Small Business Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a note dated April 19, 2020 issued by the Company, matures on April 19, 2022 and bears interest at a rate of 1.00% per annum. All principal and interest payments are deferred for six months from the date of the note.  To the extent the PPP Loan is not forgiven, principal and interest payments in the amount of $153 are due monthly commencing on November 1, 2020. The Company may prepay the note at any time prior to maturity with no prepayment penalties. The Company may only use funds from the PPP Loan for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, utilities and certain mortgage payments (“qualifying expenses”). As of June 30, 2020, the amount outstanding, including accrued interest, under the PPP Loan was $2,731.

The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts granted as part of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which was recently extended for a 24-week period commencing on the date of disbursement of the PPP Loan.  The Company expects that this loan will be forgiven.

10.	STOCKHOLDERS’ EQUITY

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

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis. On September 6, 2019, a holder of the Series B Stock converted 640 shares of Series B Stock into 6,400 shares of the Company’s Common Stock. On April 23, 2020, a holder of the Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) are entitled to receive annual dividends at a rate of 5% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate increased by 1% annually beginning on January 1, 2019.  Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of June 30, 2020 was 7%. In the event of liquidation, holders of the Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of the Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of the Series C Stock was $13,041 as of June 30, 2020.

For the nine months ended June 30, 2020, the Company accrued dividends on the Series C Stock of $500. As of June 30, 2020, the Company had accrued dividends of $1,541.

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

11.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of the Company’s common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

Total stock-based compensation for the nine months ended June 30, 2020 and 2019 amounted to $217 and $251, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Nine Months Ended June 30, 2020
Risk-free Interest Rate	1.59%
Expected Option Term in Years	5.5-6.5
Expected Volatility	101.2% - 101.7%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$6.97 - $7.33

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2019	110,837	$5.05	5.98	$438.06
Granted	7,500	$9.00	9.25	$—
Exercised	(3,841)	$8.17	—	$—
Outstanding Balance at June 30, 2020	114,496	$5.21	5.42	$310.00
Exercisable on June 30, 2020	101,164	$4.77	4.98	$310.00

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at June 30, 2020 of $7.50 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2020, there was approximately $38 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

Options for Non-Employees

There were no non-employee options awarded during the nine-month period ended June 30, 2020. During the nine-month period ended June 30, 2020, 15,000 non-employee options were forfeited.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2019	51,053	$7.58	7.80	$72.68
Forfeited	(15,000)	$8.04	—	$—
Outstanding Balance at June 30, 2020	36,053	$7.38	7.01	$21.91
Exercisable on June 30, 2020	6,053	$4.13	6.25	$21.91

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at June 30, 2020, of $7.50 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2020, there was approximately $13 of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

Additionally, during the nine months ended June 30, 2020, 6,880 options were granted with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Nine Months Ended June 30, 2020
Risk-free Interest Rate	1.59%
Expected Option Term in Years	5.5 - 6.5
Expected Volatility	101.2% - 101.7%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$8.59 - $9.03

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2019	32,133	$8.85	7.34	$85.45
Granted	6,880	$11.08	9.25	$—
Outstanding Balance at June 30, 2020	39,013	$9.24	7.06	$85.45
Exercisable on June 30, 2020	25,343	$7.98	6.24	$85.45

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at June 30, 2020 of $11.08 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $319 and $172 as of June 30, 2020 and September 30, 2019, respectively, and is included in other liabilities in the consolidated financial statement.  The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

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

As of June 30, 2020, there was approximately $51 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the nine months ended June 30, 2020, there were no shares of restricted stock granted. Under the 2017 Plan, each grant of restricted stock vests over a three-year period, and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the 2017 Plan for the nine months ended June 30, 2020:

	Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2019	5,000	$8.01	0.61
Vested	(5,000)	$8.01	—
Unvested at June 30, 2020	—	$—	—

As of June 30, 2020, there was no unrecognized compensation cost related to unvested employee restricted stock.

The following table summarizes the status of our non-employee unvested restricted stock under the 2017 Plan for the nine months ended June 30, 2020:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2019	26,667	$8.04	0.88
Vested	(3,333)	$—	—
Unvested at June 30, 2020	23,334	$8.04	0.16

As of June 30, 2020, there was approximately $12 of unrecognized compensation cost related to non-employee unvested restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 0.16 years.

As of June 30, 2020, included in accrued expenses and other current liabilities was $189 which represents 21,666 shares of restricted stock that vested but were not issued.

12.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the three and nine months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Income:
Net income (loss)	$(1,297)	$(30)	$(2,354)	$689
Preferred stock dividends	(174)	(150)	(500)	(420)
Net Income (loss) available to common stockholders	$(1,471)	$(180)	$(2,854)	$269

Common Shares:
Basic - weighted average common shares	872,838	852,071	868,033	849,104
Effect of dilutive securities:
Stock options	—	—	—	56,697
Restricted stock	—	—	—	20,319
Convertible preferred stock	—	—	—	12,710
Diluted - weighted average common stock	$872,838	$852,071	$868,033	$938,830

Income per Common Share:
Basic -
Net income (loss)	$(1.49)	$(0.04)	$(2.71)	$0.81
Preferred stock dividends	(0.20)	(0.18)	(0.58)	(0.49)
Net Income (loss) available to common stockholders	$(1.69)	$(0.22)	$(3.29)	$0.32

Diluted -
Net income (loss)	$(1.49)	$(0.04)	$(2.71)	$0.73
Preferred stock dividends	(0.20)	(0.18)	(0.58)	(0.45)
Net income (loss) available to common stockholders	$(1.69)	$(0.22)	$(3.29)	$0.28

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were no anti-dilutive shares for the three- and nine-month periods ended June 30, 2020.

Potentially dilutive securities as of June 30, 2020 and 2019 were as follows:

	June 30,
	2020	2019
Employee Stock Options	114,496	110,837
Non-employee Stock Options	36,053	51,053
Employee Restricted Stock	5,000	5,000
Non-employee Restricted Stock	26,667	26,667
Convertible Preferred Stock	3,310	12,710
	185,526	206,267

13.	INCOME TAXES

The Company’s estimated fiscal 2020 and 2019 blended U.S. federal statutory corporate income tax rate of 22.9% and 34.1%, respectively, were applied in the computation of the Company’s income tax provision for the nine months ended June 30, 2020 and 2019, respectively.

The reconciliation of income tax computed at the Federal statutory rate to the benefit (provision) for income taxes for the nine months ended June 30, 2020 was as follows:

	Nine Months Ended
	June 30, 2020	June 30, 2019
Federal taxes at statutory rates	$402	(219)
Permanent differences	(332)	(35)
Other	(451)	-
State and local taxes	(57)	(102)
Income tax expense	$(438)	(356)

14.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company operates in three reportable segments: 1) Global Logistics Services, 2) Manufacturing and 3) Life Sciences, supported by a corporate group which conducts activities that are non-segment specific. The following tables present selected financial information about the Company’s reportable segments for the three and nine months ended June 30, 2020:

For the three months ended June 30, 2020	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$18,498	$15,565	$1,605	$1,328	$-
Forwarding expenses and cost of revenues	13,405	12,194	752	459	-
Gross profit	5,093	3,371	853	869	-
Selling, general and administrative	5,482	3,429	482	951	620
Amortization of intangible assets	243	-	-	-	243
Operating (loss) income	(632)	(58)	371	(82)	(863)
Interest expense (income) net	108	30	49	25	4
Identifiable assets as of June 30, 2020	51,794	13,173	2,472	9,776	26,373
Capital expenditures	$157	$28	$11	$118	$-

For the nine months ended June 30, 2020	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$57,440	$46,972	$5,531	$4,937	$-
Forwarding expenses and cost of revenues	40,064	35,896	2,505	1,663	-
Gross profit	17,376	11,076	3,026	3,274	-
Selling, general and administrative	18,151	11,019	1,865	3,002	2,265
Amortization of intangible assets	729	-	-	-	729
Operating (loss) income	(1,504)	57	1,161	272	(2,994)
Interest expense (income) net	412	150	187	76	(1)
Identifiable assets as of June 30, 2020	51,794	13,173	2,472	9,776	26,373
Capital expenditures	$288	$92	$34	$162	$-

The following tables present selected financial information about the Company’s reportable segments for the three and nine months ended June 30, 2019:

For the three months ended June 30, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$20,311	$16,708	$2,419	$1,184	$—
Forwarding expenses and cost of revenues	14,225	12,872	1,066	287	—
Gross profit	6,086	3,836	1,353	897	—
Selling, general and administrative	5,600	3,600	492	795	713
Amortization of intangible assets	230	—	—	—	230
Operating income (loss)	256	236	861	102	(943)
Interest expense (income) net	183	127	31	27	(2)
Identifiable assets as of June 30, 2019	55,266	20,672	2,753	6,566	25,275
Capital expenditures	$50	$—	$26	$24	$—

For the nine months ended June 30, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$63,607	$52,378	$6,952	$4,277	$—
Forwarding expenses and cost of revenues	44,664	40,247	3,076	1,341	—
Gross profit	18,943	12,131	3,876	2,936	—
Selling, general and administrative	16,681	10,220	2,167	2,226	2,068
Amortization of intangible assets	674	—	—	—	674
Operating income (loss)	1,588	1,911	1,709	710	(2,742)
Interest expense (income) net	543	352	107	91	(7)
Identifiable assets as of June 30, 2019	55,266	20,672	2,753	6,566	25,275
Capital expenditures	$303	$16	$67	$220	$—

15.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash and receivables from customers. The Company places its cash with financial institutions that have high credit ratings. The receivables from clients are spread over many customers. The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of its customers’ financial condition. We have continued to experience heightened customer credit risk as a result of the negative impact to customers’ financial condition, employment levels and consumer confidence arising from economic disruptions related to the COVID-19 pandemic, and expect that our risk in this area will remain high as long as the disruptions persist.

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

The worldwide outbreak of COVID-19 (coronavirus), which was declared a pandemic by the World Health Organization on March 11, 2020, has impacted and may continue to impact our business operations, including employees, customers, financial condition, liquidity and cash flow for an extended period of time. In particular, we have experienced significant changes in demand among our various customers depending on their industry. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of nonessential businesses, which measures have adversely impacted our business operations in the first three quarters of 2020. Specifically, in the nine months ended June 30, 2020, we experienced a decrease of 10.3% in our Global Logistics Services revenues and a decrease of 20.4% in our Manufacturing segment revenues as a result of the global trade slowdown arising from the COVID-19 pandemic. We also experienced a significant slowdown in organic growth in our Life Sciences segment due to a slowdown in orders and in academic research as a result of the pandemic. Although some of the states and foreign markets in which we operate have begun to reopen on a phased basis, the United States and other countries continue to struggle with rolling outbreaks of the virus.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce.

16.	COMMITMENTS AND CONTINGENCIES

On February 4, 2020, Indco entered into a Purchase and Sale Agreement with 4040 Earnings Way, LLC (“Seller”) to acquire from the Seller the land and building that serves as the Indco office and manufacturing facility in New Albany, Indiana, for a purchase price of $845, financed with cash from operations and a loan of up to $700 from First Merchants Bank secured by the subject property. Closing on this property occurred July 1, 2020, see note 18.

17.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of June 30, 2020, the remaining terms of the Company’s operating leases were between one and 57 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the nine-month period ended June 30, 2020 are as follows:

Nine Months Ended June 30, 2020
Operating lease cost	$559
Short-term lease cost	103
Total lease cost	$662

Rent expense for the nine-month period June 30, 2019 was $567.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of June 30, 2020 were $1,498, $438 and $1,082, respectively.

During the nine months ended June 30, 2020, the Company entered into a new operating lease and recorded an additional $857 in operating lease right of use assets and corresponding lease liabilities.

As of June 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 3.8 years and 6.58%, respectively. Cash paid for amounts included in the measurement of operating lease obligations were $657 for the nine months ended June 30, 2020.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2020 are as follows:

2020	$485
2021	467
2022	372
2023	223
2024	166
Total undiscounted lease payments	1,713
Less: Imputed interest	(193)
Total lease obligations	$1,520

18.	SUBSEQUENT EVENTS

As previously reported, on February 4, 2020, Indco entered into a Purchase and Sale Agreement to acquire the land and building which serves as the Indco office and manufacturing facility in New Albany, Indiana.  This transaction closed on July 1, 2020.

On July 1, 2020, Indco and First Merchants Bank entered into Amendment No. 2 to the First Merchants Credit Agreement, modifying the terms of Indco’s credit facilities.  Under the revised terms, the credit facilities consist of a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan and a $680 mortgage loan.  Interest will accrue on the Term Loan at an annual rate equal to the one-month LIBOR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1).  Interest will accrue on the Revolving Loan at an annual rate equal to the one-month LIBOR plus 2.75%.  Interest will accrue on the Mortgage Loan at an annual rate of 4.19%.  Indco’s obligations under the First Merchants Bank credit facilities are secured by all of Indco’s real property and other assets, and are guaranteed by Janel. Additionally, Janel’s guarantee of Indco’s obligations is secured by a pledge of Janel’s Indco shares.  The term loan and revolving loan portions of the First Merchants credit facilities will expire on August 30, 2024, and the mortgage loan will mature on July 1, 2025 (subject to earlier termination as provided in the First Merchants Credit Agreement), unless renewed or extended.

On July 22, 2020, Janel Group, Inc., a wholly-owned subsidiary of Janel Corporation, and, Atlantic Customs Brokers, Inc. (“Atlantic”) as borrowers, and the Company as loan party obligor, entered into the Consent, Joinder and Fourth Amendment (the “Amendment”) to the Loan and Security Agreement, dated October 17, 2017 (as heretofore amended, the “Loan Agreement”), with Santander Bank, N.A., in its capacity as Lender. Pursuant to, and among other changes effected by, the Amendment, (i) Atlantic was added as a new borrower under the Loan Agreement, (ii) acquisition seller financing of up to $1,500 outstanding at any time was added as permitted indebtedness, and (iii) the Company was permitted to guaranty certain indebtedness of its Antibodies Incorporated subsidiary up to $2,920 outstanding at any time.

On July 23, 2020, Janel Group, Inc., a wholly-owned subsidiary of Janel Corporation, acquired all of the outstanding common stock of a global logistics services provider with two U.S. locations effective July 23, 2020 for $880. At closing the former stockholder was paid $300 in cash and $194, $193 and $193 is due to the stockholder on the first, second and third anniversary of the closing date. The fair value of the purchase price and the allocation thereof has not yet been determined. The results of operations for this acquisition will be reported in our Global Logistics Services segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto as of and for the nine months ended June 30, 2020, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.  You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

COVID-19

The outbreak of COVID-19 has had a significant impact on global trade and on our business during the first three quarters of 2020. In late January 2020, China implemented extensive business shutdowns and work restrictions to control the outbreak, which resulted in a steep drop in exports from China. Those shutdowns and restrictions in China started to ease, and export volumes from China began to increase, in March 2020. The spread of COVID-19 to other parts of the world, and the strong actions taken by many countries to reduce exposure to the virus, however, have led to a sharp decrease in global economic activity that has persisted during the third quarter of fiscal 2020 and a second steep drop in global import and export trade volumes, which has materially impacted our Global Logistics Services business. Specifically, in the nine months ended June 30, 2020, we experienced a decrease of 10.3% in our Global Logistics Services revenues and a decrease of 20.4% in our Manufacturing segment revenues as a result of the global trade slowdown arising from the COVID- 19 pandemic.

We also experienced a significant slowdown in organic growth in our Life Sciences segment due to a slowdown in orders and in academic research as a result of the pandemic. Please see our results of operations discussion below for additional information. We expect demand for our products and services across all of our reporting segments, and in particular our Global Logistics Services and Manufacturing segments, to be adversely impacted for as long as global economic activity and trade volumes remain weak. A prolonged slowdown in trade volumes due to the pandemic could also significantly increase the longer term financial challenges facing our customers. We are closely monitoring our customers’ payment performance and expect our customer credit risk will remain heightened as long as economic and trade disruptions persist.

In our Global Logistics Services and Manufacturing segments, customer demand for our services and products in many parts of our business has been materially and negatively impacted by the mandated closure of our customers’ operations or points of sale, while customer demand for our services in other parts of our business has increased significantly as consumers stockpile goods or switch to e-commerce platforms to make purchases.

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties regarding the severity and duration of the outbreak and additional actions that may be taken by governmental authorities in response to a potential resurgence of the virus. That said, we currently expect that our results of operations and financial condition will continue to be adversely impacted in the fourth quarter of 2020 and subsequent periods, as levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity, such as gross domestic product, and to measures of industrial economic activity, which have been negatively impacted by the pandemic.

The full magnitude of the COVID-19 pandemic, including the extent of any impact on our business, financial position, results of operations or liquidity, which could be material, cannot be reasonably determined at this time due to the rapid development and fluidity of the situation. The long term effects of the pandemic on our business will depend on its duration and severity, whether business disruptions will continue, the pace of recovery once the pandemic subsides and the overall long-term impact on the global economy.

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

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating (loss) income	$(632)	$256	$(1,504)	$1,588
Amortization of intangible assets(1)	243	230	729	674
Stock-based compensation(2)	68	93	217	329
Amortization of acquired inventory valuation(3)	150	66	597	195
Adjusted operating (loss) income	$(171)	$645	$39	$2,786

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

Results of Operations – Segment Financial Results – Three and Nine Months Ended June 30, 2020 and 2019

The following table sets forth our segment financial results:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue:
Global Logistics Services	$15,565	$16,708	$46,972	$52,378
Manufacturing	1,605	2,419	5,531	6,952
Life Sciences	1,328	1,184	4,937	4,277
Total Revenues	18,498	20,311	57,440	63,607

Gross Profit:
Global Logistics Services	3,371	3,836	11,076	12,131
Manufacturing	853	1,353	3,026	3,876
Life Sciences	869	897	3,274	2,936
Total Gross Profit	5,093	6,086	17,376	18,943

Income (loss) from Operations:
Global Logistics Services	(58)	236	57	1,911
Manufacturing	371	861	1,161	1,709
Life Sciences	(82)	102	272	710
Total Income from Operations by Segment	231	1,199	1,490	4,330

Corporate administrative expense	(620)	(713)	(2,265)	(2,068)
Amortization expense	(243)	(230)	(729)	(674)
Interest expense, net	(108)	(183)	(412)	(543)
Net (loss) income before taxes	(740)	73	(1,916)	1,045
Income tax expense	(557)	(103)	(438)	(356)
Net (loss) income	$(1,297)	$(30)	$(2,354)	$689
Preferred stock dividends	(174)	(150)	(500)	(420)
Net (Loss) Income available to Common Stockholders	$(1,471)	$(180)	$(2,854)	$269

Results of Operations – Janel Corporation

The following table sets forth our corporate group expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Corporate expenses	$458	$557	$1,928	$1,602
Amortization of intangible assets	243	230	729	674
Stock-based compensation	106	93	217	329
Merger and acquisition expenses	56	63	120	137
Total corporate expenses	$863	$943	$2,994	$2,742

Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $80 to $863, or 8.5% for the three months ended June 30, 2020 as compared to $943 for the three months ended June 30, 2019. The decrease was due primarily to lower accounting-related professional expenses.  Corporate expenses increased to $2,994 for the nine months ended June 30, 2020 as compared to $2,742 for the nine months ended June 30, 2019, a $252 or 9.2% increase. The increase was due primarily to higher accounting-related professional expenses, partially offset by lower stock-based compensation expense and merger and acquisition related expenses for the quarter.

Amortization of Intangible Assets

For the three months ended June 30, 2020 and 2019, corporate amortization expenses were $243 and $230, respectively, an increase of $13, or 5.7%. For the nine months ended June 30, 2020 and 2019, corporate amortization expenses were $729 and $674, respectively, an increase of $55, or 8.2%. The increases in both periods were related to acquisitions.

Interest Expense

For the three months ended June 30, 2020, interest expense for the consolidated company decreased $75, or 41%, to $108 from $183 for the three months ended June 30, 2019. For the nine months ended June 30, 2020 and 2019, interest expense was $412 and $543, respectively, a decrease of $131, or 24.1%. The decrease in both periods was primarily due to lower prevailing interest rates and lower rates on the amended revolving line of credit facility, partially offset by average higher debt levels on the senior secured term loan facility.

Income Taxes

On a consolidated basis, the Company recorded an income tax expense of $557 for the three months ended June 30, 2020, as compared to an income tax expense of $103 for the three months ended June 30, 2019. For the nine months ended June 30, 2020, the Company recorded an income tax expense of $438 compared to an expense of $356 in the prior year period. The increase in income tax expense in the current period was primarily due to the estimated non-deductible expense related to the expected loan forgiveness amount under the Paycheck Protection Program (“PPP”) loan received in the third quarter. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”). For the three months ended June 30, 2020 and 2019, preferred stock dividends were $174 and $150, respectively. For the nine months ended June 30, 2020 and 2019, the preferred stock dividends were $500 compared to $420, respectively. The increases of $24 for the three-month period and $80 for the nine-month period were the result of an increase in the dividend rate as of January 1, 2020 to 7% and a higher outstanding amount of accrued and unpaid dividends. See note 10 to the consolidated financial statements for additional information.

Net (Loss) Income

Net loss was ($1,297) or ($1.49) per diluted share, for the three months ended June 30, 2020 compared to net loss of ($30), or ($0.04) per diluted share, for the three months ended June 30, 2019. For the nine months ended June 30, 2020, net loss totaled ($2,354) or ($2.71) per diluted share compared to net income of $689 or $0.73 per diluted share for the nine months ended June 30, 2019. The period-over-period losses were primarily due to lower revenues and gross profit and higher selling, general and administrative expenses across our businesses in both periods.

Net (Loss) Income Available to Common Stockholders

Net loss available to holders of common shares was ($1,471), or ($1.69) per diluted share, for the three months ended June 30, 2020 compared to loss of ($180), or ($0.22) per diluted share, for the three months ended June 30, 2019. In the nine months ended June 30, 2020, net loss available to holders of common shares totaled ($2,854) or ($3.29) per diluted share compared to $269 or $0.28 per diluted share for the nine months ended June 30, 2019. The decrease primarily was due to lower revenues and gross profit and higher selling, general and administrative expenses across our businesses in both periods and an increase in the dividend rate with respect to the Series C Stock as of January 1, 2020 to 7%.

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

Global Logistics Services – Selected Financial Information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue	$15,565	$16,708	$46,972	$52,378
Forwarding expenses	12,194	12,872	35,896	40,247
Net revenue	3,371	3,836	11,076	12,131
Gross profit margin	22%	23%	24%	23%
Selling, general & administrative	3,429	3,600	11,019	10,220
(Loss) income from operations	$(58)	$236	$57	$1,911

Revenue

Total revenue decreased 6.8% to $15,565 for the three months June 30, 2020, compared to $16,708 in the three months ended June 30, 2019. The decrease in revenue was driven by the continued global trade slowdown, in particular the steep reduction in global import and export trade volumes, due to the COVID-19 pandemic.

Total revenue for the nine months ended June 30, 2020 and 2019 was $46,972 and $52,378, respectively, a decrease of $5,406 or 10.32%. The decrease in revenue was largely due to the impact of the continued global trade slowdown due to the COVID-19 pandemic and customers in the prior year period moving freight ahead of certain governmental trade policies. Acquired revenue from two acquisitions completed during fiscal 2019 slightly offset a portion of the revenue decline in the nine-month period.

Net Revenue

Net revenue for the three months ended June 30, 2020 and 2019 was $3,371 and $3,836, respectively, a decrease of $465, or 12.1%. The decrease reflected an organic decline for the quarter in our base business due to volume pressures from the COVID-19 pandemic.  Net revenue as a percentage of gross revenue decreased to 21.7% versus 23% for the prior year period due to COVID-19 related impact on transportation prices.

Net revenue for the nine months ended June 30, 2020 and 2019 was $11,076 and $12,131, respectively, a decrease of $1,055, or 8.7%, as a result of organic declines due to the COVID-19 pandemic and customers in the prior year period moving freight in advance of certain governmental trade policies.

This decline was partially offset by contributions from two acquisitions and improved freight purchase rates in the current year period. Net revenue as a percentage of gross revenue in the nine-month period approximated 23.6% versus 23.2% in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 were $3,429, as compared to $3,600 for the three months ended June 30, 2019. This decrease of $171, or 4.7%, was largely attributable to lower travel related expenses due to the COVID-19 pandemic. As a percentage of revenue, selling, general and administrative expenses were 22% and 21.5% of revenue for the three months ended June 30, 2020 and 2019, respectively.

Selling, general and administrative expenses for the nine months ended June 30, 2020 and 2019 were $11,019 and $10,220, respectively. The increase of $799, or 7.8%, reflected the reserve for the settlement of threatened litigation and higher expenses from prior year acquisitions. As a percentage of revenue, selling, general and administrative expenses were 23.5% and 19.5% of revenue for the nine months ended June 30, 2020 and 2019, respectively.

(Loss) Income from Operations

For the three months ended June 30, 2020, loss from operations before income taxes was $(58) as compared to income from operations of $236 for the three months ended June 30, 2019, a decrease of $294 or 124.6%. Operating income in the three-month period declined due to the impact of the global trade slowdown associated with the COVID-19 pandemic.

For the nine months ended June 30, 2020 and 2019, income from operations before income taxes was $57 and $1,911 respectively, a decrease of $1,854 or 97%.

Income from operations declined as a result of the impact of the COVID-19 pandemic, a shift in volume experienced during the first quarter of fiscal 2019 that did not recur and the reserve for the settlement of threatened litigation, partially offset by contributions from acquisitions experienced during the first quarter. Our operating margin as a percentage of net revenue for the nine months ended June 30, 2020 was 0.5%, versus 15.8% in the prior year period.

Results of Operations - Manufacturing

The Company’s Manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue	$1,605	$2,419	$5,531	$6,952
Cost of sales	752	1,066	2,505	3,076
Gross profit	853	1,353	3,026	3,876
Gross profit margin	53%	56%	55%	56%
Selling, general & administrative	482	492	1,865	2,167
Income from Operations	$371	$861	$1,161	$1,709

Revenue

Total revenue decreased 33.6% to $1,605 in the three months ended June 30, 2020, compared to $2,419 for the three months ended June 30, 2019. Total revenue decreased 20.4% to $5,531 in the nine months ended June 30, 2020, compared to $6,952 in the nine months ended June 30, 2019. The revenue decline in both periods reflected a decline in volumes across the business relative to the prior year periods, due to the slowdown related to the COVID-19 pandemic.

Gross Profit

Gross profit decreased 36.9% to $853 in the three months ended June 30, 2020, compared to $1,353 for the three months ended June 30, 2019. Gross profit margin for the three-month periods ended June 30, 2020 and 2019 was 53.1% and 56%, respectively.

Gross profit decreased 21.9% to $3,026 in the nine months ended June 30, 2020, compared to $3,876 for the nine months ended June 30, 2019. Gross profit margin for the nine months ended June 30, 2020 decreased to 54.7%, compared to 56% for the nine months ended June 30, 2019. In both the three- and nine-month periods, gross profit margin decreased due to the mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2% to $482 for the three months ended June 30, 2020, compared to $492 for the three months ended June 30, 2019. Selling, general and administrative expenses decreased 13.9% to $1,865 for the nine months ended June 30, 2020, compared to $2,167 for the nine months ended June 30, 2020. The decrease in both periods was related to the decline in revenue, partially offset by management’s decision to maintain staffing and operational capabilities.

Income from Operations

Income from operations was $371 for the three months ended June 30, 2020 compared to $861 for the three months ended June 30, 2019, representing a 56.9% decrease from the prior year period. Income from operations of $1,161 for the nine months ended June 30, 2020 decreased 32.1% compared to $1,709 for the nine months ended June 30, 2019. Operating profit decreased in both periods due to lower revenue growth without corresponding expense reductions.

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

Life Sciences – Selected Financial Information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue	$1,328	$1,184	$4,937	$4,277
Cost of sales	459	287	1,663	1,341
Gross profit	869	897	3,274	2,936
Gross profit margin	65%	76%	66%	69%
Selling, general & administrative	951	795	3,002	2,226
Income (loss) from Operations	$(82)	$102	$272	$710

Revenue

Total revenue was $1,328 and $1,184 for the three months ended June 30, 2020 and 2019, respectively, an increase of $144 or 12.2%. Total revenue was $4,937 and $4,277 for the nine months ended June 30, 2020 and 2019, respectively, an increase of $660 or 15.4%. Acquisitions accounted for all of the increase in both periods, as organic growth declined at a double-digit rate for the quarter and at a mid-single digit rate in the nine-month period, each as compared to the prior year period, due to the slowdown in academic research related to the COVID-19 pandemic.

Gross Profit and Gross Profit Margin

Gross profit was $869 and $897 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $28 or 3.1%. Amortization of acquired inventory in the quarter totaled $150 compared to $66 in the prior year period due to our two prior year acquisitions. For the three months ended June 30, 2020 and 2019, the Life Sciences segment had gross profit margins of 65.4% and 76%, respectively. Gross profit margin decreased in the quarter compared to the prior year period due to an acquisition-related inventory charge.

Gross profit was $3,274 and $2,936 for the nine months ended June 30, 2020 and 2019, respectively. In the nine months ended June 30, 2020, amortization of acquired inventory totaled $597 compared to $195 in the prior year period. For the nine months ended June 30, 2020, the Life Sciences segment had a gross profit margin of 66.3% compared to 69% for the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $951 and $795 for the three months ended June 30, 2020 and 2019, respectively, an increase of $156 or 19.6%. Selling, general and administrative expenses were $3,002 and $2,226 for the nine months ended June 30, 2020 and 2019, respectively, an increase of $776 or 34.9%. The increase in both periods was largely due to acquired businesses.

Income (loss) from Operations

Loss from operations for the three months ended June 30, 2020 ($82) compared to income from operations of $102 in the prior year period. The decline in operating income reflected higher amortization of acquired inventory due to acquisitions and a slowdown in academic research in the quarter related to the COVID-19 pandemic. Income from operations for the nine months ended June 30, 2020 and 2019 was $272 and $710, respectively.

The decline reflected higher amortization of acquired inventory due to acquisitions. As a percentage of revenue, income from operations in the nine months ended June 30, 2020 declined to 5.5% versus 16.6% due to lower amortization of acquired inventory. Absent these non-cash expenses, adjusted operating income for the nine months ended June 30, 2020 was $869 compared to $905 in the prior year.

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

The COVID-19 pandemic has negatively impacted our liquidity and cash flows. As discussed in greater detail in note 9 to the consolidated financial statements, on April 19, 2020, we entered into a loan agreement with Santander and executed a U.S. Small Business Administration (SBA) note pursuant to which we borrowed $2,726 from Santander pursuant to the PPP under The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), Section 7(a)(36) of the Small Business Act in order to be able to continue to cover our payroll costs, group health care benefits, mortgage payments, rent and utilities. The duration and magnitude of the pandemic is not reasonably estimable at this point, and if the pandemic persists, our liquidity and capital resources could be further negatively impacted.

As of June 30, 2020, the Company’s cash and working capital deficiency (current assets minus current liabilities) were $2,679 and $7,894, respectively, as compared to $2,163 and $6,190 as of September 30, 2019. The increase in working capital deficiency is considered nominal, representing relatively stable collections from customers and payments of vendors.

Janel’s cash flow performance for the three and nine-months ended June 30, 2020 is not necessarily indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities for the nine months ended June 30, 2020 and 2019 was $1,263 and $3,219, respectively. The decrease in cash provided by operations for the nine months ended June 30, 2020 was driven principally by the higher net loss, partially offset by timing of cash collections for accounts receivables and cash payments on accounts payables for the nine-month period ended June 30, 2020.

Cash flows from investing activities

Net cash used in investing activities totaled $403 for the nine months ended June 30, 2020, versus $2,238 for the prior year period. During the nine months ended June 30, 2020, the Company used $116 for final purchase price adjustments related to an acquisition in the prior year compared to $1,935 for the nine months ended June 30, 2019. The Company also used $288 for the acquisition of property and equipment for the nine months ended June 30, 2020 compared to $303 for the nine months ended June 30, 2019.

Cash flows from financing activities

Net cash used in financing activities was $344 for the nine months ended June 30, 2020, compared to $204 for the nine months ended June 30, 2019. Net cash used in financing activities for the nine months ended June 30, 2020 was primarily a result of reduced outstanding balances on our line of credit. Net cash used in financing activities for the nine months ended June 30, 2019 was primarily a result of repayment of the First Merchants Bank term loan.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements or obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. For a discussion of quantitative and qualitative disclosures about market risk, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, from which our exposure to market risk has not materially changed.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because, in part, material weaknesses in the Company’s internal control over financial reporting existed at September 30, 2018 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.  The material weaknesses in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

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

Life Sciences

In connection with the preparation of the Company’s Annual Report on Form 10-K, management identified certain material weaknesses as of September 30, 2019 related to our Life Sciences segment.  In particular, the Company had inadequate controls over the following:

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

In addition, a number of deficiencies were identified related to the design, implementation and effectiveness of certain information technology general controls, including segregation of duties, user access, change management, data back-ups and review of SOC 1 and 2 reports from critical vendors, some of which could have a direct impact on the Company’s financial reporting.

Global Logistics Services

As of September 30, 2019, management determined that, with respect to the Company’s Global Logistics Services segment, management did not have an effective process or control in place to perform an assessment of gross versus net revenue recognition criteria in accordance with ASC Topic 606.  In addition, during the three months ended June 30, 2020, management identified a material weakness related to the prevention and timely detection of funds transfers to an unauthorized account, for which remediation actions have been undertaken as more fully described below.  The new controls have not operated for a sufficient time to conclude the material weakness has been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

Based on its assessment and the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019 and that the material weaknesses identified as of that date and thereafter had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

Our management performed analyses, substantive procedures and other post-closing activities with the assistance of consultants and other professional advisors in order to ensure the validity, completeness and accuracy of our income tax provision and accounting for complex and/or non-routine transactions and the related disclosures. Accordingly, our management believes that the financial statements included in this Form 10-Q as of June 30, 2020 are fairly presented, in all material respects, and in conformity with U.S. GAAP.

Remediation Plan

We have engaged an external consultant to assist in the development and execution of a plan to remediate the material weaknesses related to our Life Sciences segment noted above. This process commenced during the second quarter of fiscal 2020 and is ongoing.

We have developed and are executing on our plan to remediate our material weaknesses in connection with the information technology controls and have expanded our in-house expertise on information technology general controls, as well as continuing to consult with external third parties. We have implemented improved information technology general controls, including segregation of duties, user access, change management, data back-ups and review of SOC 1 and 2 reports from critical vendors on a consistent basis. This process commenced during the fourth quarter of fiscal 2018 and is ongoing.

With respect to our Global Logistics Services segment, we have implemented a new system triggered revenue recognition process based on target dates (e.g., delivery date, file transfer date, etc.) for specific file types. Through this technology and reporting improvement, we have enhanced our ability to timely monitor revenue recognition in accordance with GAAP. Moreover, in response to the material weakness related to the prevention and timely detection of funds transfers to unauthorized accounts, we have updated company policies and controls to provide for multifactor authentication, implemented a new payment processing validation procedure, updated internal firewall protocols related to e-mails and conducted updated training on finance-related internal controls policies.

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

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Other than as discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2019 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended June 30, 2020. In addition, there were no shares of common stock purchased by us during the nine months ended June 30, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBIT INDEX

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for the nine months ended June 30, 2020 and 2019 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2020 and September 30, 2019, (ii) Consolidated Statements of Operations for the nine months ended June 30, 2020 and 2019, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2020	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2020	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary