Form 10-K
period 2020-09-30
JANEL CORP
filed 2021-01-13
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission file number: 333-60608

JANEL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-1005291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Eighth Avenue New York, New York	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 373-5895

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value (“Common Stock”), held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Pink tier of the OTC market on March 31, 2020, was $1,960,238.

The number of shares of the registrant’s Common Stock outstanding as of January 13, 2021 was 901,154.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, the impact of the coronavirus on the worldwide economic conditions and on our businesses, our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; litigation, indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; the material weaknesses identified in our internal control over financial reporting; our dependence on key employees; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; risks related to our receipt of Paycheck Protection Program funding; competition faced by our global logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our global logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our global logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, or increase in the cost, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1	BUSINESS

Our Business

Janel Corporation (“Janel,” the “Company” or the “Registrant”) is a holding company with subsidiaries in three business segments: Global Logistics Services, Manufacturing and Life Sciences. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

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

Janel was incorporated on August 31, 2000 and is domiciled in the state of Nevada. Its corporate headquarters are located in New York, New York.

Janel and its consolidated subsidiaries employ 173 full-time people, as of September 30, 2020, in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good. Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency opportunities, skills, and resources they need to be successful.

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

On July 23, 2020, the Company acquired Atlantic Customs Brokers, Inc. (“ACB”), a global logistics services provider with two U.S. locations.

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

Life Sciences

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (OEM) basis.

On September 6, 2019, the Company acquired all the equity interests of PhosphoSolutions, LLC and all the stock of PhosphoSolutions, Inc. (together with PhosphoSolutions, LLC, “Phospho).

On July 1, 2019, we acquired the membership interests of a life sciences company to expand our product offerings in Life Sciences.

Our Business Segments

We have three reportable segments: Global Logistics Services, Manufacturing and Life Sciences.

Global Logistics Services

The Company’s Global Logistics Services segment is comprised of several wholly-owned subsidiaries, collectively known as “Janel Group.” Janel Group is a non-asset based, full- service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

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

During the fiscal year ended September 30, 2020, Janel Group handled approximately 53,000 individual import and export shipments originating or terminating in countries around the world. Approximately 39% of the gross revenue from these activities related to ocean freight, 24% to air freight, 22% to trucking and other and the remainder of 15% to custom brokerage. Janel Group had no customers that accounted for more than 10% of Janel Corporation’s total revenue in fiscal 2020.

Based upon net revenue, our customers are diverse, with the largest individual customer accounting for about 3.4% of net revenues and the top ten customers accounting for 22.7% of net revenues during fiscal 2020. For our service offerings by net revenues, during the fiscal year ended September 30, 2020, 49% related to customs brokerage, 22% to ocean freight, 16% to air freight and 13% to trucking and other.

Janel Group operates out of fifteen full-service locations in the United States: Garden City, New York (headquarters, operations and accounting); Lynnfield (Boston), Massachusetts; Pawtucket (Providence), Rhode Island; Edison (Newark), New Jersey; Essington (Philadelphia), Pennsylvania; Atlanta, Georgia; Denver, Colorado; Elk Grove Village (Chicago), Illinois; Tucson, Arizona; Torrance (Los Angeles), California; Portland, Oregon; Houston, Texas, Doral (Miami), Florida, North Haven, Connecticut, and Windsor Locks (Hartford), Connecticut. Janel Group maintains a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

Each office is responsible for its growth and profitability. The Janel Group management helps the offices as needed with efforts such as human resources, maintaining a common information technology platform and centralized accounting services. Our growth strategy includes servicing existing customers well and acquiring more of their business, hiring new people who can grow our company, and adding new companies or services through acquisitions. Our goal is to maintain a high-quality service network that shares one brand connected with a common information technology platform.

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

Indco’s headquarters and manufacturing operations are located in a single owned facility in New Albany, Indiana.

Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include over 2,500 standard product configurations, both manufactured and distributed, available for order from Indco’s website and its print catalog, mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2020, Indco made approximately 4,600 individual shipments to customers. In fiscal 2020, approximately 84% of Indco’s revenue came from manufacturing activity. The remainder of its revenue came from non-manufactured product distribution activity. Indco’s revenue generally is level throughout the year with little seasonality.

Indco relies on a variety of providers of raw materials, mechanical components and other services in order to manufacture its products. These providers include national and multi- national suppliers for common industrial components such as motors, gear drives, motor controls and many other standard hardware products. Additionally, regional and local suppliers provide Indco-specific parts such as castings and fabricated metal components. Raw materials, primarily steel bar, plate and shafts, are sourced from domestic steel mills through local distributors. Alternative or substantially similar options are available from suppliers other than those Indco currently employs. While custom cast or fabricated parts are at greater risk for supply interruption, alternative equivalent suppliers are typically available.

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

Life Sciences

The Company’s wholly-owned Life Science segment manufactures and distributes high-quality antibodies monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provide antibody manufacturing for academic and industry research scientists. Our Life Sciences segment also produces products for life science companies on an original equipment manufacturer (OEM) basis. Through a combined portfolio of approximately 1,200 products and a range of custom services, the Life Sciences segment provides the scientific community with high quality tools to support critical research efforts.

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

Additional information with respect to Janel’s businesses

Our principal executive offices and corporate headquarters are located at 80 Eighth Avenue, New York, New York 10011, and our telephone number is (516) 256-8143.

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

Risk Factors Related To The COVID-19 Pandemic

The coronavirus pandemic has significantly impacted worldwide economic conditions and has had, and is likely to continue to have, an adverse effect on our business operations, results of operations, cash flows and financial position.

In December 2019, a novel coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared such outbreak a pandemic. Since that time, the coronavirus has spread throughout the United States and globally, including in the regions and communities in which we operate. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact our customers, suppliers, employees and other business partners. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has adversely affected our business operations and has adversely affected, and is likely to continue to adversely affect, our results of operations, cash flows and financial position.  COVID-19 continues to impact regions that are important to our business in terms of sales, manufacturing, and our supply chain, and many of the affected regions, including the region in which our headquarters are located, have been subject to, and may in the future be subject to, government-imposed ‘stay at home’ orders which may restrict our ability to continue normal business operations.  Further, our management is focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our employees, which has required and will continue to require, a significant investment of time and resources across our enterprise.

In our Global Logistics Services segment, customer demand for our services in many parts of our business has been materially and negatively impacted by the mandated closure of our customers’ operations or points of sale, while customer demand for our services in other parts of our business has increased significantly as consumers stockpile goods or switch to e-commerce platforms to make purchases. We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties regarding the severity and duration of the outbreak and additional actions that may be taken by governmental authorities. That said, our results of operations and financial condition were significantly adversely impacted in the fiscal year 2020, as levels of activity in the Company’s business have historically been correlated to broad measures of economic activity, such as gross domestic product, and to measures of industrial economic activity, which have been negatively impacted by the pandemic.

Additionally, we also see an adverse impact on our ability (a) to manufacture, test and ship our products in our Life Sciences and Manufacturing businesses, (b) to get required materials and components to make our products in our Manufacturing and Life Sciences segments, and (c) to staff labor and management for manufacturing, supply chain, research and development and administrative operations.  We have seen a material impact in our Life Sciences business as a result of a slowdown in academic research due to the pandemic. Further, we may experience adverse impact with our global supply chain partners and transportation service providers.  Any extended pandemic outbreak, such as is occurring with COVID-19, could cause our key third-party suppliers or the Company itself to temporarily close one or more offices or manufacturing facilities. In addition, there has been a significant decline in trade shows worldwide and also a significant decline in our ability to travel to visit current and potential customers, which has adversely affected and will continue to adversely affect our ability to create leads and generate business. Also, in some cases, our customers have suspended operations or limited our ability to come on-site. Furthermore, we may not be able to maintain our efforts to have employees work at home and operate reduced workforces at facilities for an extended period of time. Similarly, we may not be able to mitigate other threats to the business such as developing effective contingency plans for potential supply interruptions. Any of the foregoing events or other unforeseen consequences of public health problems could materially adversely affect our business, result of operations, prospects, and financial condition. The full extent to which the COVID-19 outbreak will impact the Company’s business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and actions taken to contain its spread or its impact.

The effects of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the outbreak; governmental, business and other actions (which could include limitations on our customers’ operations or mandates to provide services in a specified manner); the promotion of social distancing and the adoption of shelter-in-place orders affecting our ability to provide our services; the impact of the pandemic on economic activity; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs, particularly if members of our workforce, including key members of management, are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. Further, provisions for bad debt expense may increase given the financial difficulty faced by our business partners, which could, among other things, impact our ability to borrow under our credit facility. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

Risk Factors Related To Janel’s Growth Strategy

Janel’s strategy of expanding its business through acquisitions of other businesses presents special risks.

Janel expects to grow its businesses in part by completing acquisitions. Janel either will acquire businesses within its existing segments, or it will expand its portfolio into new segments. In either case:

•	Janel’s financial condition may not be sufficient to support the funding needs of an expansion program;

•	Janel may not be able to successfully identify suitable investment opportunities;

•	acquisitions that Janel undertakes may not be successfully consummated or enhance profitability; or

•	expansion opportunities may not be available to Janel upon reasonable terms.

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

In addition, even if Janel is able to successfully compete with these entities, it expects future acquisitions to encounter risks similar to those that past acquisitions have encountered, such as:

•	difficulty in assimilating/integrating the operations and personnel of the acquired businesses;

•	potential disruption of Janel’s or the target’s ongoing business;

•	inability to realize the projected operational and financial benefits from the acquisition or to maximize financial and strategic benefits through the incorporation of acquired personnel and clients;

•	difficulty maintaining uniform standards, controls, procedures and policies;

•	impairment of relationships with employees and clients resulting from integration of the newly acquired company;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	significantly increased need for working capital to operate the acquired companies;

•	exposure to unforeseen liabilities of acquired companies; and

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

As of September 30, 2020, we had approximately $19,161 of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future. Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:

•	making it more difficult for us to satisfy our financial obligations;

•	increasing our vulnerability to adverse economic, regulatory, and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, and general corporate or other purposes; and

•	exposing us to greater interest rate risk, including the risk to variable borrowings of a rate increase and the risk to fixed borrowings of a rate decrease.

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

Instability in the global financial markets could reduce availability of credit to our business. Although we currently have a revolving credit agreement with Santander Bank, N.A. in place until October 17, 2022, tightening credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of the Company’s securities. In 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our revolving credit facility, as well as Indco’s credit agreement with First Merchants Bank. This could have an adverse effect on our financing costs by increasing the cost of our variable rate indebtedness.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As disclosed in Part II--Item 9A, we have identified certain material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2020, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We have developed and are actively engaged in executing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see Part II – Item 9A. In addition, if we identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Although we believe that we are taking appropriate action to remediate the control deficiency, if we are unable to effectively remediate these material weaknesses or are otherwise unable to maintain adequate internal control over financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis under the federal securities laws and our credit facilities. Such developments could materially adversely affect our business and the market price of our common shares through loss of public and investor confidence, as well as subject us to legal and regulatory action.

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

Risks related to our receipt of Paycheck Protection Program funding.

In response to the COVID-19 pandemic and the resulting impact on our current and future operations we applied for funds under the Paycheck Protection Program (the “PPP”). In April 2020 we were approved for the amount of $2.7 million, which we received in April 2020 and on July 23, 2020, as part of the ACB acquisition, the Company assumed a PPP Loan in the amount of $135 thousand. The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith, the certification does not contain any objective criteria and is subject to interpretation. In early 2020, the Small Business Administration provided guidance that it would be unlikely that a public company with substantial market value and access to capital markets would be able to make the required certification in good faith, and such company should be prepared to demonstrate to the Small Business Administration, upon request, the basis for its certification. Further, the Secretary of the Treasury and the Small Business Administration Administrator announced that the government will conduct a full audit of all PPP loans of more than $2 million for which the borrower applies for forgiveness. While we believe we have satisfied all eligibility requirements for the PPP loans, there is a risk that we may be deemed ineligible to have received the PPP loans or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loans. In such event, we may be required to repay the PPP loans in their entirety and we could be subject to additional penalties.

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

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers like those that Janel Group services, interest rate fluctuations and other economic factors beyond Janel Group’s control. Deterioration in the economic environment subjects Janel Group’s business to various risks that may have a material impact on its operating results and cause it, and therefore Janel, to not reach its long-term growth goals, as a result of, for example, the following:

•	a reduction in overall freight volumes in the marketplace, reducing Janel Group’s opportunities for growth;

•	economic difficulties encountered by some of Janel Group’s customers, who may, therefore, not be able to pay Janel Group in a timely manner or at all, or may go out of business;

•
economic difficulties encountered by a significant number of Janel Group’s transportation providers, who may go out of business and, therefore, leave Janel Group unable to secure sufficient equipment or other transportation services to meet commitments to its customers; and

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

In addition to economic conditions, Janel Group’s international supply chain services are directly related to, and dependent on, the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as Janel Group’s international supply chain services, is influenced by many factors, including:

•	economic and political conditions in the United States and abroad;

•	major work stoppages;

•	exchange controls, currency conversion and fluctuations;

•	war, other armed conflicts and terrorism; and

•	U.S. and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

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

The freight forwarding, freight brokerage, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. Janel Group faces competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. Customers increasingly are turning to competitive bidding processes, in which they solicit bids from a number of competitors, including competitors that are larger than Janel Group. Increased competition may lead to revenue reductions, reduced profit margins or a loss of market share, any one of which could harm Janel Group’s business. There are many factors that could impair Janel Group’s profitability, including the following:

•
competition with other transportation services companies, some of which have a broader coverage network, a wider range of services, more fully developed information technology systems and greater capital resources than those of Janel Group;

•
reduction by Janel Group’s competitors of their rates to gain business, especially during times of declining growth rates in the economy, which reductions may limit Janel Group’s ability to maintain or increase rates, maintain its operating margins or maintain significant growth in its business;

•
shifts in the business of shippers to asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry-wide capacity;

•	solicitation by shippers of bids from multiple transportation providers for their shipping needs and the resulting depression of freight rates or loss of business to competitors; and

•	the use by Janel Group’s competitors of cooperative relationships to increase their ability to address shipper needs.

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

The success of Life Sciences depends on its ability to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross- reactivity.

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

Janel’s officers and directors control the vote of approximately 71.6% of the outstanding shares of Janel’s common stock as of September 30, 2020, which includes Janel common stock such persons can acquire through the exercise of vested options granted to them. As a result, Janel’s officers and directors control the election of Janel’s directors and therefore have the ability to control the affairs of Janel. Furthermore, one particular investor in the Company has the right to appoint 50% of the members of Janel’s board of directors.

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

Janel’s common stock trades on the Pink tier of the OTC market under the symbol “JANL.” The market price of Janel’s common stock has been subject to significant fluctuations. There is an absence of a true market for Janel shares and thus a valid valuation is not readily maintained. This result is caused in part by the concentrated holdings of Janel, which has led to abnormal price volatility. Such fluctuations as well as economic conditions generally may adversely affect the market price of Janel’s common stock.

Janel has no assurance of a continued public trading market.

Janel’s common stock is quoted in the over-the-counter market on the Pink tier of the OTC market and, to the extent the market price of our common stock falls below $5.00 per share, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, to the extent we are subject to the penny stock rules, such rules may affect the ability of broker-dealers to trade our securities. As a result, characterization as a “penny stock” can discourage investor interest in and limit the marketability of our common stock.

Janel incurs significant costs to comply with the laws and regulations affecting public companies which could harm its business and results of operations.

Janel is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes- Oxley Act”), and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase Janel’s legal, accounting and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult and more costly for Janel to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for Janel to attract and retain qualified persons to serve on its board of directors or its board committees or as executive officers. Janel’s management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm Janel’s business and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

Janel’s executive offices are located in approximately 3,300 square feet of leased space in New York, New York. The lease term ends September 1, 2025.

On November 15, 2019, Janel Group entered into a new lease agreement for 6,900 square feet of space in Garden City, New York. This new location will serve as Janel Group’s executive offices. The lease agreement expires on March 31, 2025.

As of September 30, 2020, Janel Group leased office space, some of which are on a month-to-month basis, in fifteen cities located in the United States, Lease terms for these locations expire at various dates through March 31, 2025.

As of September 30, 2020, Indco owned an approximately 12,600 square feet of manufacturing facility on 1.2-acre parcel of land facility in New Albany, Indiana.

As of September 30, 2020, Life Sciences owned an approximately 25,000 square feet of manufacturing facility on 40-acre facility in Davis, California.

As of September 30, 2020, Life Sciences leased office and manufacturing space in a single facility in Aurora, Colorado. The lease is on a month-to-month basis.

The Company believes the owned and leased properties are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The information otherwise called for by this item is incorporated herein by reference to Note 18, Risks and Uncertainties, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(in thousands, except share and per share data)

Janel Corporation’s common stock is traded on the Pink tier of the OTC market under the symbol “JANL.”

The following table sets forth the high and low bid prices for the common stock for each full quarterly period during the fiscal years indicated. The prices reflect the high and low bid prices as available through the Pink tier of the OTC market and represent prices between dealers. They do not reflect retailer markups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year 2020		Fiscal Year 2019
Fiscal Quarter	High	Low	High	Low
First Quarter, ended December 31,	$8.57	$5.97	$9.35	$6.03

Second Quarter, ended March 31,	$8.50	$5.97	$9.25	$5.01

Third Quarter, ended June 30,	$8.05	$3.00	$9.00	$5.01

Fourth Quarter, ended September 30,	$10.00	$3.00	$10.17	$7.01

On September 30, 2020, the Company had 60 holders of its shares of common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

The closing price of the common stock on that date was $9.00 per share.

Common Stock Dividends

We have not declared, and currently do not plan to declare in the foreseeable future, dividends on our common stock.

Series B Convertible Preferred Stock (“Series B Stock”)

During fiscal 2020, holders of 600 shares of Series B Stock converted such shares into 6,000 shares of common stock. The Company has 31 shares of Series B Stock outstanding as of September 30, 2020.

Series C Cumulative Preferred Stock (“Series C Stock”)

On September 15, 2020, the Company repurchased 890 shares of Series C Stock at a purchase price of $500 per share. On September 29, 2020, the Company sold 650 shares of Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $325. The Company has 19,760 shares of Series C Stock outstanding as of September 30, 2020.

ITEM 6	SELECTED FINANCIAL DATA

Consistent with the rules applicable to “smaller reporting companies”, we have omitted the information required by Item 6.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 7 should be read along with Janel’s audited financial statements and related notes thereto as of September 30, 2020 and 2019 and for each of the two years in the period ended September 30, 2020 included in this Annual Report on Form 10-K.

INTRODUCTION

Janel is a holding company with subsidiaries in three business segments: Global Logistics Services, Manufacturing and Life Sciences. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel’s capital at higher risk-adjusted rates of return; and attracting and retaining exceptional talent. A management group at the holding company level (the “corporate group”) focuses on significant capital allocation decisions and corporate governance. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

COVID-19

The outbreak of COVID-19 has had a significant impact on global trade and on our business during the fiscal year ended September 30, 2020. In late January 2020, China implemented extensive business shutdowns and work restrictions to control the outbreak, which resulted in a steep drop in exports from China. As those shutdowns and restrictions in China started to ease, export volumes from China began to increase, in March 2020. The spread of COVID-19 to other parts of the world, and the strong actions taken by many countries to reduce exposure to the virus, however, have led to a sharp decline in global economic activity that persisted during fiscal 2020 and resulted in a second steep decline in global import and export trade volumes, which has materially impacted our Global Logistics Services business. Specifically, in the fiscal year ended September 30, 2020, we experienced a year-over-year decrease of 7.6% in our Global Logistics Services net revenues and a decrease of 19.1% in our Manufacturing segment revenues as a result of the global trade slowdown arising from the COVID- 19 pandemic.

We also experienced a significant slowdown in organic growth in our Life Sciences segment due to a slowdown in orders and in academic research as a result of the pandemic. Please see our results of operations discussion below for additional information. We expect demand for our products and services across all of our reporting segments, and in particular our Global Logistics Services and Manufacturing segments, to be adversely impacted for as long as global economic activity and trade volumes remain weak. A prolonged slowdown in trade volumes due to the pandemic could also significantly increase the longer-term financial challenges facing our customers. We are closely monitoring our customers’ payment performance and expect our customer credit risk will remain heightened as long as economic and trade disruptions persist.

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

We are unable to accurately predict the impact that COVID-19 will have on our business, financial position, results of operations or liquidity going forward due to uncertainties regarding the severity and duration of the outbreak, additional actions that may be taken by governmental authorities in response to a potential resurgence of the virus, the pace of recovery once the pandemic subsides and the overall long-term impact on the global economy. That said, our results of operations and financial condition were significantly adversely impacted in the fiscal year ended September 30, 2020, as levels of activity in the Company’s business have historically been positively correlated to broad measures of economic activity, such as gross domestic product, and to measures of industrial economic activity, which have been negatively impacted by the pandemic.

Year Ended September 30, 2020 Acquisitions

On July 23, 2020, the Company acquired Atlantic Customs Brokers, Inc. (ACB) which we include in our Global Logistics Services segment.

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

Results of Operations – Janel Corporation

Our results of operations and period-over-period change are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8.

Refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2019, filed on January 28, 2020, for a comparison of fiscal year 2019 results of operations to the fiscal year 2018 results of operations, which specific discussion is incorporated herein by reference

Our condensed consolidated results of operations are as follows:

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2020	2019	2018
Revenues	$82,429	$84,354	$67,521
Forwarding expenses and cost of revenues	58,908	59,248	47,209
Gross profit	23,521	25,106	20,312
Operating expenses	25,245	23,527	19,425
Operating (loss) income	$(1,724)	$1,579	$887
Net (loss) income	$(1,725)	$616	$248

Adjusted operating income	$376	$3,040	$2,562

Consolidated revenues for the year ended September 30, 2020 were $82,429, or 2.3% lower than fiscal 2019. Revenues for our Global Logistics Services and Manufacturing segments decreased mostly due to slowdown related to the COVID-19 pandemic. Revenues for our Life Sciences segment increased largely due to acquisitions.

The Company’s net loss for the year ended September 30, 2020 totaled approximately ($1,725) or ($2.75) per diluted share, compared to net income of approximately $616 or $0.72 per diluted share for the year ended September 30, 2019. Net income declined as a result of the impact of the COVID-19 pandemic, a shift in volume experienced during the first quarter of fiscal 2019 that did not recur, a reserve for the settlement of threatened litigation and severance expenses, partially offset by contributions from acquisitions experienced during the first quarter. These expenses impacted our overall operating results and our adjusted operating profits for fiscal 2020 relative to prior years.

The following table sets forth a reconciliation of operating income to adjusted operating income:

Adjusted Operating Income
in thousands
(Fiscal years ended September 30,)

	2020	2019	2018
(Loss) income from operations	$(1,724)	$1,579	$887
Amortization of intangible assets	955	915	807
Stock-based compensation	269	296	678
Cost recognized on sale of acquired inventory	876	250	190
Adjusted operating income	$376	$3,040	$2,562

BUSINESS PERFORMANCE

Results of Operations – Global Logistics Services

	Financial Summary in thousands
	(Fiscal years ended September 30,)
	2020	2019
Revenue	$68,492	$69,655
Forwarding expense	53,397	53,319
Net revenue	$15,095	$16,336
Net revenue yield	22.0%	23.5%
Selling, general and administrative expenses	$14,992	$13,856
Income from operations	$103	$2,480

Fiscal 2020 compared with fiscal 2019

Revenue

Total revenue in fiscal 2020 was $68,492 as compared to $69,655 in fiscal 2019, a decrease of $1,163 or 1.7%. The decrease in revenue was largely due to the impact of the continued global trade slowdown, in particular the steep reduction in global import and export trade volumes due to the COVID-19 pandemic partially offset by an increase in transportation rates due to COVID related transportation capacity reductions. Acquired revenue from two acquisitions completed during fiscal 2019 and one in fiscal 2020 also slightly offset a portion of the revenue decline in the twelve-month period. Our volume as measured by twenty-foot equivalent units (“TEUs”) grew 30%, metric tons and custom entries decreased 24% and 10%, respectively.

Net Revenue

Net revenue in fiscal 2020 was $15,095, a decrease of $1,241, or 7.6%, as compared to $16,336 in fiscal 2019. The decrease reflected a low-double digit organic decline for the year due to volume pressures from the COVID-19 pandemic and customers in the prior year period moving freight in advance of certain governmental trade policies, partially offset by acquisition contributions. Our net revenue yield (net revenue divided by gross revenues) declined to 22.0% in fiscal 2020 compared to 23.5% in fiscal 2019 largely due to an increase in transportation rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2020 were $14,992, as compared to $13,856 in fiscal 2019. The increase of $1,136, or 8.2%, was mainly due to additional expenses from acquired businesses, severance expenses related to leadership changes, and settlement of threatened litigation. As a percentage of gross revenue, selling, general and administrative expenses were 21.8% and 19.9% for fiscal 2020 and fiscal 2019, respectively.

Income from Operations

Operating income decreased to $103 in fiscal 2020 compared to $2,480 in fiscal 2019, a decrease of 95.8%. Income from operations declined as a result of the impact of the COVID-19 pandemic and management’s decision to maintain staffing and operational capabilities, a shift in volume experienced during the first quarter of fiscal 2019 that did not recur and the settlement of threatened litigation, partially offset by contributions from acquisitions. Our operating margin as a percentage of net revenue was 0.7% in fiscal 2020 compared to 15.2% in fiscal 2019.

Results of Operations - Manufacturing
Financial Summary
in thousands
(Fiscal years ended September 30,)

	2020	2019
Revenue	$7,319	$9,042
Cost of revenues	$3,329	$4,020
Gross profit	$3,990	$5,022
Gross profit margin	54.5%	55.5%
Selling, general and administrative expenses	$2,505	$3,113
Income from operations	$1,485	$1,909

Fiscal 2020 compared with fiscal 2019

Revenue

Total revenue was $7,319 in fiscal 2020 compared with $9,042 in fiscal 2019, a decrease of 19%. The revenue decline reflected a decline in volumes across the business relative to the prior year period due to the slowdown related to the COVID-19 pandemic.

Gross Profit

Gross profit was $3,990 and $5,022 for fiscal years 2020 and 2019, respectively. Gross profit margin for the Manufacturing segment in the full-year period of fiscal 2020 was 54.5%, as compared to 55.5%, in fiscal 2019. Gross profit margin overall for the Manufacturing segment decreased slightly due to mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $2,505 and $3,113 for fiscal years 2020 and 2019, respectively. As a percentage of gross revenue, selling, general and administrative expenses were 34.2% and 34.4% for fiscal 2020 and fiscal 2019, respectively. The decrease in expenses related to the decline in revenue, lower stock-based compensation items related to our debt refinancing and related dividend actions, partially offset by management’s decision to maintain staffing and operational capabilities.

Income from Operations

Operating income for fiscal 2020 was $1,485 compared to $1,909 in fiscal 2019. Indco’s operating income decreased 22.2% versus the prior year due to lower revenue without corresponding expense reductions.

Results of Operations - Life Sciences

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2020	2019
Revenue	$6,618	$5,657
Cost of revenues	1,306	1,659
Cost recognized upon sale of acquired inventory	876	250
Gross profit	$4,436	$3,748
Gross profit margin	67.0%	66.3%
Selling, general and administrative expenses	$3,870	$2,907
Income from operations	$566	$841

Fiscal 2020 compared with fiscal 2019

Revenue

Total revenue was $6,618 in fiscal 2020 compared with $5,657 in fiscal 2019. The increase in sales was entirely due to acquisitions. Revenue declined at a mid-single digit rate on an organic basis due to the slowdown in academic research related to the COVID-19 pandemic.

Gross Profit

Gross profit was $4,436 and $3,748 for fiscal years 2020 and 2019, respectively. The gross profit margin of 67.0% in fiscal 2020 remained comparable to 66.3% in the prior fiscal year. Gross profit was negatively impacted as a result of purchase accounting related to inventory in fiscal 2020 and 2019. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. The gross profit margin was impacted by the amortization of non-cash acquired inventory expenses of $876 and $250 for fiscal 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $3,870 and $2,907 for fiscal years 2020 and 2019, respectively. The increase in both periods was largely due to acquired businesses. As a percentage of gross revenue, selling, general and administrative expenses were 58.5% and 51.4% for fiscal 2020 and fiscal 2019, respectively. Expenses rose faster than revenue due to mix of business from acquisitions.

Income from Operations

The Life Sciences business earned $566 and $841 in income from operations for fiscal 2020 and 2019, respectively. The decline in operating income reflected higher cost recognized on sale of acquired inventory due to acquisitions partially offset by the profit contribution from acquisitions. The difference in operating margin of 8.6% in fiscal 2020 compared with 14.9% in fiscal 2019 was largely due to higher amortization of acquired inventory from our acquisitions.

Results of Operations – Corporate and Other

Below is a reconciliation of income from operations segments to net (loss) available to common stockholders

	Years Ended September 30,
	2020	2019
	(In thousands)
Total income from operating segments	$2,154	$5,230
Administrative expenses	(2,724)	(2,533)
Amortization expense	(955)	(915)
Stock-based compensation	(199)	(203)
Total Corporate expenses	(3,878)	(3,651)
Interest expense	(521)	(694)
Change in fair value of mandatorily redeemable non-controlling interest	15	61
Net (loss) income before taxes	(2,230)	946
Income tax (benefit) expense	505	(330)
Net (loss) income	(1,725)	616
Preferred stock dividends	(675)	(571)
Non-controlling interest dividends	—	(342)
Net (Loss) Available to Common Stockholders	$(2,400)	$(297)

Total Corporate Expenses

Corporate expenses increased by $227 to $3,878, or 6.2%, in fiscal 2020 as compared to fiscal 2019. The dollar increase was due primarily to higher accounting related professional expense and increases in amortization of intangible expenses partially offset by lower stock-based compensation and merger and acquisition expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company decreased $173, or 24.9%, to $521 in fiscal 2020 from approximately $694 in fiscal 2019. The decrease was primarily due to more favorable debt refinancing terms and lower interest rates partially offset by higher average debt balances to support our acquisition efforts.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax benefit of $505 in fiscal 2020, as compared to an income tax expense of $330 in fiscal 2019. The decrease was primarily due to a decrease in pretax income and by the estimated deductible expense related to the expected loan forgiveness amount under the Paycheck Protection Program (“PPP”) loan received in the third quarter. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and expects to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include the Company’s Series C Stock and dividends accrued but not paid. For the year ended September 30, 2020 and 2019, preferred stock dividends were $675 and $571, respectively. The increase of $104, or 18.2%, was the result of a higher number of shares of Series C Stock outstanding and an increase in dividend rate as of January 1, 2020 to 7%.

Dividends accrued but not paid on the Company’s Series C Stock were $1,661 and $1,041 as of September 30, 2020 and 2019, respectively.

Net (Loss) Available to Common Shareholders

Net (loss) available to common shareholders was ($2,400), or ($2.75) per diluted share, for fiscal 2020 and ($297), or ($0.35) per diluted share, for fiscal 2019. The increase in net loss was primarily due to lower revenues and gross profit and higher selling, general and administrative expenses across our businesses in both periods and an increase in the dividend rate with respect to the Series C Stock as of January 1, 2020 to 7%.

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

As a customs broker, our Global Logistics Services segment makes significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities primarily in the United States. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. These “pass through” billings can influence our traditional credit collection metrics. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes that it has established effective credit control procedures and has historically experienced relatively insignificant collection problems.

The COVID-19 pandemic has negatively impacted our liquidity and cash flows. As discussed in greater detail in note 9 to the consolidated financial statements, on April 19, 2020, we entered into a loan agreement with Santander and executed a U.S. Small Business Administration  note pursuant to which we borrowed $2,726 from Santander pursuant to the PPP under The Coronavirus Aid, Relief and Economic Security Act, Section 7(a)(36) of the Small Business Act in order to be able to continue to cover our payroll costs, group health care benefits, mortgage payments, rent and utilities. The duration and magnitude of the pandemic is not reasonably estimable at this point, and if the pandemic persists, our liquidity and capital resources could be further negatively impacted.

Subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, we do not make significant capital expenditures. Janel’s cash flow performance for the 2020 fiscal year is not necessarily indicative of future cash flow performance. As of September 30, 2020, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $1,186, or 55%, to $3,349 from $2,163 as of September 30, 2020.  During the fiscal year ended September 30, 2020, Janel’s net working capital deficiency (current assets less current liabilities) increased by $4,182, from ($6,190) at September 30, 2019 to ($10,372) at September 30, 2020.

Cash flows from continuing operating activities

Net cash (used in) provided by continuing operating activities for fiscal years 2020 and 2019 was ($554) and $7,203, respectively. The decrease in cash provided by operations for the year ended September, 2020 was driven principally by the higher net loss, partially offset by timing of cash collections for accounts receivables and cash payments on accounts payables for the year ended September 30, 2020.

Cash flows from investing activities

Net cash used for investing activities, mainly for the acquisition of subsidiaries, was $1,544 for fiscal 2020 and $6,600 for fiscal 2019. The fiscal 2020 amount was associated with a logistics acquisition, and the fiscal 2019 amount was associated with the two logistics and two Life Sciences acquisitions. The Company also used $1,297 for the acquisition of property and equipment for the year ended September 30, 2020 compared to $421 for the year ended September 30, 2019.

Cash flows from financing activities

Net cash provided by financing activities was $3,284 for fiscal 2020 and $975 for fiscal 2019. Net cash provided by financing activities in fiscal 2020 primarily included proceeds from our PPP loan, deferred payments for the ACB acquisition and proceeds from stock option exercises, proceeds from sale of Series C Preferred, offset by repurchase of Series C Preferred, and in fiscal 2019 primarily included repayments from a line of credit and proceeds from a senior secured term loan.

Credit Facilities

Global Logistics Services

Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the “Janel Group Borrowers”), with Company as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”). As amended in March 2018, November 2018, March 2020 and July 22, 2020, the Santander Facility currently provides that the Janel Group Borrowers can borrow up to $17,000 limited to 85% of the Janel Group Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers’ option, prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants.

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

On November 20, 2018, the Company and its wholly-owned subsidiaries entered into the Limited Waiver, Joinder and Second Amendment (“Amendment No. 2”) to the Santander Loan Agreement (as amended by the Santander Amendment), with Santander Bank, N.A. Pursuant to, and among other changes affected by, Amendment No. 2: (1) Honor Worldwide Logistics LLC, HWL Brokerage LLC and Global Trading Resources Inc. were added as new borrowers under the Santander Loan Agreement; (2) Aves was released as a loan party obligor under the Santander Loan Agreement; (3) the maximum revolving facility amount available was increased from $11,000 to $17,000 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves); (4) the foreign account sublimit was increased from $2,000 to $2,500; (5) the letter of credit limit was increased from $500 to $1,000; (6) the definitions of “Debt Service Coverage Ratio,” “Debt Service Coverage Ratio (Borrower Group)” and “Loan Party” were restated; (7) the permitted acquisition debt basket was increased from $2,500 to $4,000; and (8) the permitted indebtedness basket was increased from $500 to $1,000.

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

On July 22, 2020, Janel Group and Atlantic Customs Brokers, Inc. (“Atlantic”) as borrowers, and the Company as loan party obligor, entered into the Consent, Joinder and Fourth Amendment (the “Fourth Amendment”) to the Loan and Security Agreement, dated October 17, 2017 (as heretofore amended, the “Loan Agreement”), with Santander Bank, N.A., in its capacity as Lender. Pursuant to, and among other changes effected by, the Fourth Amendment, (i) Atlantic was added as a new borrower under the Loan Agreement, (ii) acquisition seller financing of up to $1,500 outstanding at any time was added as permitted indebtedness, and (iii) the Company was permitted to guaranty certain indebtedness of its Antibodies subsidiary up to $2,920 outstanding at any time.

At September 30, 2020, outstanding borrowings under the Santander Facility were $8,447, representing 49.7% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 2.40%.

The Company was in compliance with the covenants defined in the Santander Loan Agreement at September 30, 2020 and September 30, 2019.

Working Capital Requirements

Through September 30, 2020, Janel Group’s cash needs were met by the Santander Facility and cash on hand. As of September 30, 2020, the Janel Group had, subject to collateral availability, $5,421 available for future borrowings under its $17,000 Santander Facility and $56 in cash.

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

Manufacturing

First Merchants Bank Credit Facility

On March 21, 2016, Indco executed a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank with respect to a term loan, revolving loan and mortgage loan (together, the “First Merchant Facility”), as amended in August 2019 and July 2020.  On February 4, 2020, Indco entered into a Purchase and Sale Agreement to acquire the land and building which serves as the Indco office and manufacturing facility in New Albany, Indiana. This transaction closed on July 1, 2020.

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

As of September 30, 2020, there were no outstanding borrowings under the revolving loan, $4,349 of borrowings under the term loan, and $676 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 3.66% and 4.19%, respectively.

The Company was in compliance with the covenants defined in the First Merchants Credit Agreement at September 30, 2020 and September 30, 2019.

Working Capital Requirements

Manufacturing’s cash needs are currently met by the term loan and revolving credit facility under the First Merchants Credit Agreement and cash on hand. As of September 30, 2020, Manufacturing had $1,000 available under its $1,000 revolving facility subject to collateral availability and $582 in cash. The Company believes that the current financial resources will be sufficient to finance Manufacturing operations and obligations (current and long-term liabilities) for the long and short term. However, actual working capital needs will depend upon numerous factors, including operating results, the cost associated with growing Manufacturing either organically or through acquisitions, competition and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Manufacturing’s operations will be materially negatively impacted.

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

On November 18, 2019, Antibodies modified and refinanced its existing credit facilities with First Northern Bank. The existing First Northern Term Loan was increased to $2,235, the initial interest rate decreased to 4.18%, and the maturity date was extended to November 14, 2029, with all other terms, covenants and conditions substantially unchanged. The existing revolving credit facility was expanded to $500, the interest rate decreased from 6.0% to 4.0%, and the maturity date was extended to October 1, 2020, with all other terms, covenants and conditions substantially unchanged. Additionally, Antibodies entered into a new business loan agreement (“Solar Loan”) which provided for a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property. The initial interest rate on the facility is 4.43%, subject to adjustment in five years.

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

As of September 30, 2020, the total amount outstanding under the First Northern Term Loan was $2,192, of which $2,139 is included in long-term debt and $53 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2020, the total amount outstanding under the First Northern Solar Loan was $81, of which $76 is included in long-term debt and $5 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at September 30, 2020 and September 30, 2019.

Working Capital Requirements

Life Sciences cash needs are currently met by the First Northern Loan Agreement and cash on hand of $2,582. The Company believes that the current financial resources will be sufficient to finance Life Sciences operations and obligations (current and long-term liabilities) for the long and short term. However, actual working capital needs will depend upon numerous factors, including operating results, the cost associated with growing Life Sciences either organically or through acquisitions, competition and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Life Sciences operations will be materially negatively impacted.

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

The Company’s subsidiaries are implementing business strategies to grow revenue and profitability for fiscal 2021 and beyond. Janel Group’s strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions, and a continued focus on implementing lean methodologies to contain operating expenses.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to revenue recognition, the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, deferred income taxes and potential impairment of goodwill and intangible assets with indefinite lives, long-lived assets impairment. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. Note 1 of the notes to consolidated financial statements included herein includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of certain accounting policies and estimates.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of operations:

•	accounts receivable valuation;

•	the useful lives of long-term assets;

•	the accrual of costs related to ancillary services the Company provides; and

•	accrual of tax expense on an interim basis.

•	inventory valuation

•	potential impairment of goodwill and intangible assets with indefinite lives, long-lived assets impairment

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

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean freight, air freight, custom brokerage and trucking and other.

Net Revenue

Our total revenues represent the total dollar value of services and goods we sell to our customers. Our net revenue is calculated as Revenue – Global Logistics Services less Cost and Expenses – Forwarding Expenses, as presented on our consolidated statement of operations, which are purchased transportation and related services, including contracted air, ocean, rail, motor carrier and other costs. Total revenues can be influenced greatly by changes in transportation rates or other items, such as fuel prices, which we do not control. Our net revenue, however, is the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties; therefore, we consider net revenue to be our primary performance measurement. Accordingly, the discussion of our results of operations focuses on the changes in our net revenue. The difference between the rate billed to our customers (the sell rate) and the rate we pay to the carrier (the buy rate) is termed “net revenue”, “yield” or “margin.”

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

The Company adopted the new standard effective October 1, 2019 using the modified retrospective transition method. The Company elected to use the package of practical expedients which allowed the Company to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously-recorded initial direct costs. For all existing operating leases as of October 1, 2019, the Company recorded operating lease right of use assets of $1,043 and corresponding lease liabilities of $1,060, with an offset to other liabilities of $17 to eliminate deferred rent on the consolidated balance sheets.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company’s current share-based payment awards to non-employees consist only of grants made to its non-employee directors as compensation solely relates to each individual’s role as a non-employee director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its non- employee directors in the same manner as share-based payment awards for its employees. The Company adopted this standard on October 1, 2019, and the amendments in this guidance had no material effect on either the accounting for its share-based payment awards to its non-employee directors, or the Company’s consolidated financial statements.

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

Organic Growth

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months. The organic growth presentation provides useful period-to-period comparison of revenue results as it excludes revenue from acquisitions that would not be included in the comparable prior period.

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

Adjusted operating income (which excludes the non-cash impact of amortization of intangible assets, stock-based compensation and cost recognized on the sale of acquired inventory valuation) is used by management as a supplemental performance measure to assess our business’s ability to generate cash and economic returns.

Adjusted operating income is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes.

We believe that net revenue, organic growth and adjusted operating income provide useful information in understanding and evaluating our operating results in the same manner as management. However, net revenue, organic growth and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenue, operating income or any other operating performance measures calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

In addition, although other companies in our industry may report measures titled net revenue, organic growth, adjusted operating income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider net revenue, organic growth and adjusted operating income alongside other financial performance measures, including total revenue, operating income and our other financial results presented in accordance with U.S. GAAP.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Consistent with the rules applicable to “smaller reporting companies”, we have omitted the information required by Item 7A.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report and are incorporated herein by reference.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

On January 4, 2018, Crowe was appointed as the Company’s principal independent registered public accounting firm for the fiscal year ended September 30, 2018. As Crowe had not completed its audit of the Company’s financial statements for the fiscal year ended September 30, 2018 as of the date of its dismissal, Crowe did not issue any report on the Company’s financial statements that contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended September 30, 2018 and the subsequent interim period through February 22, 2019, there have been no disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such year. Otherwise, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K during the fiscal year ended September 30, 2018, other than the need to significantly increase the scope of Crowe’s audit procedures, as referenced above, and certain material weaknesses in the Company’s internal control over financial reporting.  Crowe indicated that while it had not completed its audit, based on its observations and procedures performed to date, the Company did not maintain effective internal controls related to the following:

•
Management did not have a process or control in place to perform an assessment of gross vs. net revenue recognition criteria in accordance with ASC Topic 605-45 Revenue Recognition – Principal Agent Consideration (“ASC Topic 605-45”) with respect to the Company’s logistics segment.

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

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and is accumulated and communicated to management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020, and based on their evaluation, has concluded that our disclosure controls and procedures were not effective as of such date because of the discovered material weaknesses in our internal control over financial reporting described below.

While the material weaknesses described below did not result in a material misstatement to the Company’s consolidated financial statements for any period in the two-year period ended September 30, 2020, it did represent a material weakness as of September 30, 2020, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected on a timely basis. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Financial Officer, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP. In addition, as discussed below, the Company has taken steps to remediate the material weaknesses.

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and is accumulated and communicated to management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020, and based on their evaluation, has concluded that our disclosure controls and procedures were not effective as of such date because of the discovered material weaknesses in our internal control over financial reporting described below.

While the material weaknesses described below did not result in a material misstatement to the Company’s consolidated financial statements for any period in the two-year period ended September 30, 2020, it did represent a material weakness as of September 30, 2020, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected on a timely basis. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Financial Officer, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP. In addition, as discussed below, the Company has taken steps to remediate the material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or   that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have performed an evaluation of the effectiveness of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Commission. Based on this assessment, management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our internal control over financial reporting was not effective as of September 30, 2020 due to material weaknesses in our internal control over financial reporting, which is disclosed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Life Sciences

In connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year 2020, management identified certain material weaknesses as of September 30, 2020 related to our Life Sciences segment. In particular, the Company had inadequate controls over the following:

Life Science Segment (Phospho Solutions) had a lack of documentation and/or controls over the following:

•	order entry, invoicing, collections and timeliness of revenue recognition in accordance with ASC Topic 606, Revenue from Contracts with Customers – Principal Agent Consideration (“ASC Topic 606”)

•	financial close process,

•	inventory management and valuation of inventory, and

•	information technology controls.

The Life Science Segment (Aves and Antibodies) had inadequate controls over the following:

•
accounting manager’s administrative access to financial accounting software and banking portal, roles and responsibilities around significant processes including financial close without independent review or back-up results in segregation of duties issue,

•
lack of formal evidence pertaining to month-end closing activities (i.e. journal entry review, account reconciliations, closing checklists, budget to actual analysis, review of financial package, inventory account analysis, etc.), and

•	lack of review of sales orders including pricing, lack of revenue cut off procedures and lack of inventory valuation controls, inventory counts and reconciliation to general ledger.

In addition, a number of deficiencies were identified related to the design, implementation and effectiveness of certain information technology general controls, including segregation of duties, user access, change management, data back-ups and review of SOC 1 and 2 reports from critical vendors, some of which could have a direct impact on the Company’s financial reporting.

Global Logistics Services

In connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year 2020, management identified certain material weaknesses as of September 30, 2020 related to our Global Logistics Services segment. In particular, the Company had inadequate controls over the following:

•	no formal management review controls in place to ensure correct revenue file types and charge codes are used for all jobs and are designed specifically to address ASC Topic 606.

•	management did not have an effective process or control in place to perform an assessment of gross versus net revenue recognition criteria in accordance with ASC Topic 606.

•
during the three months ended June 30, 2020, management identified an additional material weakness related to the prevention and timely detection of funds transfers to an unauthorized account, for which remediation actions have been undertaken as more fully described below.

In connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year 2020, management identified certain material weaknesses as of September 30, 2020 related to our Corporate office.  In particular, the Company had inadequate controls over a lack of segregation of duties between chief financial officer and corporate accountant regarding:

•	administrative access to financial accounting software and banking portal and the

•	financial close process.

Remediation Plan

We have engaged an external consultant to assist in the development and execution of a plan to remediate the material weaknesses noted in both fiscal year ended 2020, related to our Life Sciences segment noted above. This process includes review of our controls and implementation of a new enterprise resource planning system which commenced during the first quarter of fiscal 2021 and is expected to be fully implemented by the second quarter of fiscal 2021.

We have developed and are executing on our plan to remediate our material weaknesses in connection with the information technology controls and have expanded our in-house expertise on information technology general controls, as well as continuing to consult with external third parties. We have implemented improved information technology general controls, including segregation of duties, user access, change management, data back-ups and review of SOC 1 and 2 reports from critical vendors on a consistent basis. This process commenced during the fourth quarter of fiscal 2020 and is ongoing.

With respect to material weaknesses in our Global Logistics Services segment, we have implemented a new system triggered revenue recognition process based on target dates (e.g., delivery date, file transfer date, etc.) for specific file types. Through this technology and reporting improvement, we have enhanced our ability to timely monitor revenue recognition in accordance with GAAP. Moreover, in response to the material weakness related to the prevention and timely detection of funds transfers to unauthorized accounts, we have updated company policies and controls to provide for multifactor authentication, implemented a new payment processing validation procedure, updated internal firewall protocols related to e-mails and conducted updated training on finance-related internal controls policies. In addition, we have engaged an external consultant to assist in the development and execution of a plan to remediate the material weaknesses noted in fiscal year ended 2020, related to our Global Logistics Services segment and our Corporate office as noted above.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position
Dominique Schulte	47	Chairman, President and Chief Executive Officer
Brendan J. Killackey	46	Director, Chief Information Officer
Gerard van Kesteren	71	Director, Chair of Audit Committee
John J. Gonzalez, II	70	Director, Senior Advisor for Mergers and Acquisitions and Chair of Compensation Committee
Gregory J. Melsen	68	Director, Chair of Nominating and Governance Committee
Vincent A. Verde	58	Principal Financial Officer, Treasurer and Secretary

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

Gregory J. Melsen has served as a Director of Janel since January 2018. Prior to that, he was Chief Financial Officer and Vice President of Human Resources for Healthsense, Inc., a leading provider of passive remote monitors for seniors from 2014 to 2015; and was Vice President-Finance, Treasurer and Chief Financial Officer of Techne Corporation (now Bio-Techne Corporation), a holding company for biotechnology and clinic diagnostic brands.

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

Directors hold office for a one-year term until they are re-elected or their successors have been duly elected and qualified. The executive officers are elected by the board of directors on an annual basis and serve under the direction of the Board. Executive officers devote all of their business time to the Company’s affairs.

Board of Directors

During the fiscal year ended September 30, 2020, the board of directors met sixteen times. No incumbent directors attended fewer than 75% of the aggregate of the total number of meetings of the board of directors of the Company and the total number of meetings held by all board committees in which that director served.

Committees.

The Company’s board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by the Company’s board of directors and is available on its website located at www.janelcorp.com.

Audit Committee.

The Company’s audit committee (“Audit Committee”) oversees its corporate accounting and financial reporting process. The Audit Committee consists of Mr. van Kesteren as the chair; Mr. Gonzalez and Mr. Melsen. The Audit Committee met five times during fiscal 2020. The Audit Committee has the following responsibilities, among others, as set forth in the audit committee charter:

•
reviewing and assessing the effectiveness of external auditors, their independence from Janel and any additional assignments they may be given, as well as reviewing their appointment, termination, and remuneration;

•	reviewing and assessing the scope and plan of the audit, the examination process, audit results and reports, as well as whether auditor recommendations have been implemented by management;

•	recommending the approval of the annual internal audit concept and report, including the responses of management thereto;

•	assessing management’s established risk assessment and any proposed measures to reduce risk;

•	assessing the Company’s efforts and policies of compliance with relevant laws and regulations;

•
reviewing, in tandem with external auditors, as well as the Chief Executive Officer and the Principal Financial Officer, whether accounting principles and the financial control mechanisms of Janel and its subsidiaries are appropriate in view of Janel’s size and complexity; and

•	reviewing annual and interim statutory and consolidated financial statements intended for publication and recommending such financial statements to the board of directors.

The Company’s board of directors designated Gerard van Kesteren as an audit committee financial expert considering his experience as Chief Financial Officer of Kuehne + Nagel Group. In addition, the Company’s board of directors has determined that Mr. Melsen’s extensive experience as a partner with Deloitte and his experience as Chief Financial Officer of Healthsense, Inc. and Techne Corporation qualifies him as an audit committee financial expert. The board of directors of the Company has determined that Messrs. Gonzalez, Melsen and van Kesteren meet the definition of independent directors under the Company’s criteria. The board of directors of the Company has determined that Mr. Melsen is independent based on the Company’s independence criteria for audit committee membership. Furthermore, the board of directors of the Company has determined that Mr. van Kesteren is not “independent” based on the Company’s independence criteria for audit committee membership, as he receives an annual $20,000 consulting fee for services rendered to the Company’s Global Logistics Services segment.

Compensation Committee

The Company’s compensation committee (the “Compensation Committee”) formulates, reviews and recommends compensation policies that are consistent with Janel’s established compensation philosophy and that will enable it to attract and retain high-quality leadership. The compensation committee met four times during fiscal 2020. The Compensation Committee has the following responsibilities, among others, as set forth in the Compensation Committee’s charter:

•	reviewing and approving the Company’s general compensation philosophy and objectives;

•
reviewing and approving the corporate goals and individual objectives relevant to the compensation of the Company’s Chief Executive Officer and evaluating the performance of the Chief Executive Officer considering these objectives;

•
approving base salary amounts, incentive and bonus compensation amounts and individual stock and/or option grants and awards for the Chief Executive Officer and, based on the recommendation of the Chief Executive Officer, all corporate officers at or above the Vice President level;

•	reviewing all forms of compensation for the Company’s senior management, including the form and amount of current salary, deferred salary, cash and non-cash benefits, and all compensation plans;

•	reviewing the Company’s severance or similar termination payments and administering the Company’s stock option and other incentive compensation plans and programs;

•	amending or modifying, where appropriate, the provisions of any compensation or benefit plan that does not require stockholder approval;

•	preparing and approving reports to stockholders on compensation matters which are required by the SEC and other government bodies;

•	performing an annual performance appraisal for members of the Company’s senior management designated by the board of directors;

•	establishing levels of director compensation to include marketplace reviews of retainers, meeting fees, stock plans and other similar components of compensation; and

•	annually reviewing succession plans for key positions within the Company.

The Company’s Compensation Committee consists of Messrs. Gonzalez, Melsen and van Kesteren. Mr. Gonzalez serves as the chair of the Compensation Committee. The Company’s board of directors has determined that Messrs. Gonzalez, Melsen and van Kesteren are independent members of the Compensation Committee.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) is responsible for developing and implementing policies and procedures that are intended to assure that Janel’s board of directors and the boards of directors (or equivalent) of its subsidiaries will be appropriately constituted and organized to meet its fiduciary obligations to the Company and its stockholders on an ongoing basis. The Nominating and Corporate Governance Committee met four times during fiscal 2020. Among other matters, the Nominating and Corporate Governance Committee is responsible for the following, as set forth in the Nominating and Corporate Governance Committee’s charter:

•
making recommendations to Janel’s board of directors regarding matters and practices concerning the board, its committees and individual directors, as well as matters and practices of the boards, committees and individual directors of each of Janel’s subsidiaries;

•
periodically evaluating the size, composition and governance structure of Janel’s board of directors and its committees and the boards and committees of Janel’s subsidiaries and determining the future requirements of each such body;

•
periodically making recommendations concerning the qualifications, criteria, compensation and retirement age of members of Janel’s board of directors and the boards of its subsidiaries, which recommendations, upon approval by Janel’s board of directors, shall be incorporated in Janel’s Corporate Governance Guidelines;

•	recommending nominees for election to Janel’s board of directors and the boards of its subsidiaries and establishing and administering a board evaluation process; and

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

Independence of Directors

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, is not at this time required to (and does not) have a board of directors comprised of a majority of independent directors. Pursuant to Item 407(a) of Regulation S-K, however, Janel must disclose each director that is independent under the independence standards of either the New York Stock Exchange or Nasdaq, as selected by Janel. The Company has elected to use the independence standards prescribed under Nasdaq Rule 5605(2), which defines an “independent director” as a person who does not have any relationship with the Company which, in the opinion of the Company’s board of directors would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based on the applicable criteria, the Company’s board of directors has determined that Mr. Killackey is not independent, as he is an employee of the Company. Ms. Schulte is not independent by virtue of the fact that she is an Executive Officer of the Company. The board of directors has determined that Messrs. Gonzalez, Melsen and van Kesteren are independent directors.

Director Compensation

During the Company’s fiscal year ended September 30, 2020, Mr. Killackey, the Company’s Chief Information Officer, did not receive any additional compensation for serving as a director. Ms. Schulte waived any board compensation during fiscal 2020. The following table summarizes the compensation paid to the other directors for their services during the Company’s fiscal year ended September 30, 2020 (actual dollar amounts):

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	All Other Compensation		Total
Gerard van Kesteren	$40,000	$17,886	$20,000	(3)	$77,886
John J. Gonzalez	$40,000	$17,886	$109,000	(4)	$166,886
Gregory J. Melsen	$40,000	$17,886	$—		$57,886

(1)	Compensation is paid on a monthly basis.
(2)	The aggregate number of options outstanding as of September 30, 2020 for each director is as follows: Gerard van Kesteren – 5,000, John J. Gonzalez II – 45,000, and Gregory J. Melsen – 6,875.
(3)	Represents compensation paid to Mr. van Kesteren in connection with his consulting agreement.
(4)	Represents compensation paid to Mr. Gonzalez in connection with his consulting agreement.

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

Employment Arrangements
(actual dollar amounts)

On February 26, 2017, the Company entered into an agreement with Mr. Gonzalez to serve as a Director and Senior Advisor for mergers and acquisitions for the Company, effective October 1, 2017. The current term of the agreement ends on September 30, 2021, and thereafter will renew automatically for an additional two-year term unless either party provides notice that it does not wish to renew. Under the terms of the agreement, the Company pays Mr. Gonzalez an annual retainer of $40,000 for his service as a director and chair of the Compensation Committee, an annual consulting fee of $90,000 and cost of health insurance of $19,000.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics, including a whistleblower policy that applies to all of its employees, including executive officers and directors. The code of business conduct and ethics, including our whistleblower policy is available on the Company’s website at www.janelcorp.com. The Company intends to disclose, if required, any future amendments to, or waivers from, the code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

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

Communications with the Board

Any stockholder desiring to contact the board, or any specific director(s), may send written communications to: Board of Directors (Attention: (Name(s) of director(s), as applicable)), c/o the Company’s Secretary, 80 Eighth Avenue, New York, New York 10011. Any proper communication so received will be processed by the Secretary. If it is unclear from the communication received whether it was intended or appropriate for the board, the Secretary will (subject to any applicable regulatory requirements) use his or her judgment to determine whether such communication should be conveyed to the board or, as appropriate, to the member(s) of the board named in the communication.

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

ITEM 11	EXECUTIVE COMPENSATION

Introduction
(actual dollar amounts)

The following table provides summary information concerning compensation paid or accrued by us to our Chief Executive Officer and President, our Chief Information Officer and our Principal Financial Officer, Treasurer and Secretary. We refer to these individuals collectively as the “named executive officers”.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2020 and 2019 (actual dollar amounts):

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	All Other Comp. ($)		Total ($)
Dominique Schulte, Chief Executive Officer and President	2020	37,311	—	9,625	(1)	46,936
	2019	—	—	—		—
Brendan J. Killackey, Chief Information Officer	2020	155,000	20,000	11,362	(2)	186,362
	2019	150,000	71,734	12,915		234,649
Vincent A. Verde, Principal Financial Officer, Treasurer and Secretary	2020	200,000	30,000	15,168	(3)	245,168
	2019	175,000	25,000	18,089		218,089

(1)
Dominique Schulte was appointed as the Company’s President and Chief Executive Officer on October 1, 2018. Annual base salary beginning in 2020 is $50,000 and is prorated. Amounts reported under all other compensation for the fiscal year ended September 30, 2020 include $8,874 of medical insurance premiums and $751 of retirement contributions paid for the fiscal year ended 2020.

(2)	Includes $6,691 of medical insurance premiums and $4,671 of 401(k) contributions paid on behalf of Mr. Killackey for the fiscal year ended 2020.
(3)
Annual base salary for Mr. Verde is $200,000. Amounts reported under all other compensation for the fiscal year ended September 30, 2020 include $12,915 of medical insurance premiums and $2,253 of 401(k) contributions paid on behalf of Mr. Verde for the fiscal year ended 2020.

Long-Term Incentive Plan Awards

While the Company has adopted the Amended and Restated 2017 Equity Incentive Plan, pursuant to which certain stock awards may be granted to the Company’s directors, officers, employees and consultants, our current intent is to utilize this plan to only make annual equity awards to the Company’s non-employee directors.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan

(actual dollar amounts)

The Company maintains a qualified retirement plan, commonly referred to as a 401(k) plan; covering substantially all full-time employees under each segment.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the fiscal years ended September 30, 2020 and 2019 were approximately $196,000 and $214,000, respectively.

The administrative expense charged to operations for the fiscal years ended September 30, 2020 and 2019 aggregated approximately $57,000 and $26,000, respectively.

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

On May 12, 2017, the board of directors adopted the Company’s 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company.

On May 8, 2018, the board of directors of Janel adopted the Amended 2017 Plan. The provisions and terms of the Amended 2017 Plan are the same as those in the 2017 Plan, except that the Amended 2017 Plan removes the ability of Janel to award incentive stock options and removes the requirement for stockholder approval of the 2017 Plan.

Outstanding Equity Awards at September 30, 2020

The following table provides information with respect to the option awards held by our named executive officers at September 30, 2020. None of our named executive officers had any outstanding stock awards at September 30, 2020.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un exercisable	Equity incentive plan awards: Number of securities underlying un exercised unearned options (#)	Option Exercise Price	Option Expiration Date
Brendan J. Killackey	5,000	—	—	$4.50	12/29/2024
	8,000	—	—	$8.01	5/12/2027

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of common stock outstanding as of September 30, 2020. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of shares of common stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the outstanding shares of the Company’s common stock as of September 30, 2020.

Name and address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Oaxaca Group L.L.C.	447,647	49.8%
John J. Gonzalez, II (2)	102,501	10.9%
John Eidinger	89,499	9.6%
Brendan J. Killackey	56,000	6.1%

(1)	The address of each person included in this table is 80 Eighth Avenue, New York, NY 10011
(2)	Includes 40,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2020.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of common stock as of September 30, 2020 by each “named executive officer”, each current director and each nominee for election as a director and all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Dominique Schulte(1)	447,647	49.8%
John J. Gonzalez, II(2)	102,501	10.9%
Brendan J. Killackey(4)	56,000	6.1%
Gerard van Kesteren(3)	39,302	4.4%
Gregory J. Melsen(5)	4,376	*
Vincent A. Verde	—	—
Total	649,826	71.6%

(1)	These shares are held by Oaxaca Group L.L.C. Ms. Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.
(2)	Includes 42,501 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2020.
(3)	Includes 2,501 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2020.
(4)	Includes 13,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2020.
(5)	Includes 4,376 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2020.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2020, with respect to all compensation arrangements maintained by the Company under which shares of common stock may be issued:

	Column A	Column B	Column C
Plan Category: Equity Compensation plans not approved by security holders:	Number of securities to be issued, upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2013 Stock Option Plan (1)	37,121	$6.13	33,379
Amended and Restated 2017 Equity Incentive Plan (2)	61,875	$2.33	11,323
John Joseph Gonzalez, II - Options	40,000	$4.25	—
Brendan J. Killackey - Options	5,715	$-	—
Consultant - Options	6,053	$4.13	—
Total	150,764	$3.76	44,702

(1)
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

(2)
On May 12, 2017, the board of directors adopted the Company’s 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. On May 8, 2018, the board of directors of Janel adopted the Amended 2017 Plan. The provisions and terms of the Amended 2017 Plan are the same as those in the 2017 Plan, except that the Amended 2017 Plan removes the ability of Janel to award incentive stock options and removes the requirement for stockholder approval of the 2017 Plan.

ITEM 13	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
(actual dollar amounts)

Related Party Transactions

We are not aware of any transactions since October 1, 2018 or any proposed transactions in which the Company was a party where the amount involved exceeded the lesser of 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and $120,000, and in which a director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Prager Metis CPAs, LLC served as the Company’s sole independent public accountants for the fiscal years ended September 30, 2020 and 2019.

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

The aggregate fees billed to the Company by the Auditors, as applicable, for audit services rendered to the Company totaled $289,500 for the year ended September 30, 2020 and $277,000 for the year ended September 30, 2019.

Audit Related Fees

Audit related services include agreed upon procedures attestation. The aggregate fees billed and accrued to the Company by Prager Metis CPAs, LLC for audit related fees rendered to the Company for the fiscal year ended September 30, 2020 and 2019 totaled $12,000 and $10,000, respectively.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditors, as applicable, for the tax related services rendered to the Company for the fiscal years ended September 30, 2020 and 2019 totaled $20,875 and $23,250, respectively.

All Other Fees

The Auditors did not bill other fees to the Company for fiscal years ended September 30, 2020 and 2019.

Approval of Independent Auditor Services and Fees

The Audit Committee reviews all fees charged by the Company’s independent auditors and actively monitors the relationship between audit and non-audit services provided. The Audit Committee must pre-approve all audit and non-audit services provided by the Company’s independent auditors and fees charged.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements.

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

3.2	Amended and Restated By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)

Exhibit No.	Description
3.3	Certificate of Designations of Series B Convertible Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 22, 2007)
3.4	Certificate of Designations of Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014)
3.5	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015)
3.6	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015)
3.7
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016)

3.8
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

3.9
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed October 17, 2017)

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

Exhibit No.	Description
10.7
Amended and Restated Demand Secured Promissory Note made by Janel Corporation (and its subsidiaries) in favor of Presidential Financial Corporation, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2015)

10.8
Credit Agreement, effective as of February 29, 2016, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 25, 2016)

10.9
Term Loan Promissory Note, effective as of February 29, 2016, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 25, 2016)

10.10
Revolving Loan Promissory Note, effective as of February 29, 2016, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed March 25, 2016)

10.11
Security Agreement, effective as of February 29, 2016, made by Indco and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed March 25, 2016)

10.12
Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed March 25, 2016)

10.13
Agreement of Lease dated January 2, 2015 between 303 Merrick LLC and The Janel Group of New York, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014)

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

10.19	Limited Waiver, Joiner and Second Amendment, dated November 20, 2018, to the Loan and Security Agreement, by and among Janel Group, Inc., The Janel Group of Georgia, Inc., Aves Labs, Inc., Honor Worldwide Logistics LLC, HWL Brokerage LLC, Global Trading Resources, Inc., Janel Corporation and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed November 26, 2018)

Exhibit No.	Description
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
10.24
Commercial Guaranty, dated June 14, 2018, from Janel Corporation (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.25
Commercial Guaranty, dated June 14, 2018, from AB HoldCo, Inc. (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.26
Note Purchase Agreement, dated June 22, 2018, by and between AB HoldCo, Inc. and Richard Krogsrud (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.27
Note Purchase Agreement, dated June 22, 2018, by and between AB HoldCo, Inc. and the Michael L. Smith and Ardyce F. Smith 1994 Revocable Trust (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.28
Subordinated Promissory Note, dated June 22, 2018, made by AB HoldCo, Inc. payable to Richard Krogsrud (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.29
Subordinated Promissory Note, dated June 22, 2018, made by AB HoldCo, Inc. payable to the Michael L. Smith and Ardyce F. Smith 1994 Revocable Trust (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.30
Amendment No. 1 to Credit Agreement, effective as of August 30, 2019, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 6, 2019)

10.31
Term Loan Promissory Note, effective as of August 30, 2019, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2019).

Exhibit No.	Description
10.32
Revolving Loan Promissory Note, effective as of August 30, 2019 made by Indco, Inc. payable to First Merchant Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2019).

10.33
Pledge Agreement, effective as of August 30, 2019, by Janel Corporation to First Merchant Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 6, 2019)

† 10.34
Consulting Agreement, dated February 26, 2017, between Janel Corporation and John J. Gonzalez, II (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended September 30, 2018 filed on July 26, 2019).

† 10.35
Consulting Agreement, dated September 28, 2016, between Janel Corporation and Gerard van Kesteren ((incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended September 30, 2018 filed on July 26, 2019).

10.36
Purchase and Sale Agreement dated February 4, 2020 by and between 4040 Earnings Way, LLC, and Indco, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2020, as amended by the Company’s Current Report on Form 8-K/A filed March 6, 2020)

10.37
Third Amendment to Loan and Security Agreement dated March 4, 2020 by and between Santander Bank, N.A., Janel Group, Inc., Honor Worldwide Logistics LLC and Janel Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2020, as amended by the Company’s Current Report on Form 8-K/A filed March 6, 2020)

10.38
Loan Agreement dated April 19, 2020, by and between Janel Corporation and Santander Bank, N.A., together with the U.S. Small Business Administration Note dated April 19, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.39	Amendment No. 2 to Credit Agreement effective as of July 1, 2020, by and between Indco Inc. and First Merchants Bank (filed herewith)
10.40
Consent, Joinder and Fourth Amendment to the Loan and Security Agreement dated as of July 22, 2020 by and among Janel Group, Inc., Atlantic Customs Brokers, Inc., Janel Corporation and Santander Bank, N.A. (filed herewith)

10.41
Subscription Agreement for sale of Series C Preferred Stock dated as of September 29, 2020 between Janel Corporation and Oaxaca Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2020)

16.1
Letter from Crowe LLP to the Securities and Exchange Commission, dated February 22, 2019 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 22, 2019).

21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Prager Metis CPAs, LLC (filed herewith)

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Principal Executive Officer (furnished herewith)
101
Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2020 and September 30, 2019, (ii) Consolidated Statements of Operations for the years ended September 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements

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

ITEM 16	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Janel Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JANEL CORPORATION (Registrant)

Date: January 13, 2021	By:	/s/ Dominique Schulte
Dominique Schulte

Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2021	By:	/s/ Vincent A. Verde
Vincent A. Verde

Principal Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/John J. Gonzalez, II	Director	January 13, 2021
John J. Gonzalez, II

/s/Brendan J. Killackey	Director	January 13, 2021
Brendan J. Killackey

/s/Gregory J. Melsen	Director	January 13, 2021
Gregory J. Melsen

/s/Gerard van Kesteren	Director	January 13, 2021
Gerard van Kesteren

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of
Directors of Janel Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2020 and 2019, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019, and the results of its operations, stockholders’ equity and its cash flows for the years ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Basking Ridge, New Jersey
January 13, 2021

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2020	2019
ASSETS
Current Assets:
Cash	$3,349	$2,163
Accounts receivable, net of allowance for doubtful accounts	20,245	21,351
Inventory, net	3,666	4,371
Prepaid expenses and other current assets	433	670
Total current assets	27,693	28,555
Property and Equipment, net	4,977	3,954
Other Assets:
Intangible assets, net	13,333	13,598
Goodwill	14,146	13,525
Operating lease right of use asset	2,621	—
Security deposits and other long-term assets	265	87
Total other assets	30,365	27,210
Total assets	$63,035	$59,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$8,447	$8,391
Accounts payable - trade	20,769	22,061
Accrued expenses and other current liabilities	3,007	2,272
Dividends payable	1,661	1,041
Current portion of Paycheck Protection Program (PPP) loan	1,913	—
Current portion of deferred acquisition payments	178	—
Current portion of subordinated promissory note – related party	504	152
Current portion of long-term debt	866	828
Current portion of operating lease liabilities	720	—
Total current liabilities	38,065	34,745
Other Liabilities:
Long-term debt	6,432	6,602
Long-term portion of Paycheck Protection Program (PPP) loan	960	—
Subordinated promissory notes – related party	39	541
Long-term portion of deferred acquisition payments	372	—
Mandatorily redeemable non-controlling interest	604	619
Deferred income taxes	1,569	2,000
Long-term operating lease liabilities	1,924	—
Other liabilities	388	334
Total other liabilities	12,288	10,096
Total liabilities	50,353	44,841
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized, and 31 and 631 shares issued and outstanding as of September 30, 2020 and 2019, respectively		—
Series C 20,000 shares authorized, and 20,000 shares issued and 19,760 outstanding at September 30, 2020 and 20,000 issued and outstanding at September 30, 2019, liquidation value of $11,541 and $11,041 at September 30, 2020 and September 30, 2019, respectively		—
Common stock, $0.001 par value; 4,500,000 shares authorized, 918,652 issued and 898,652 outstanding as of September 30, 2020 and 863,812 issued and 843,812 outstanding as of September 30, 2019	1	1
Paid-in capital	14,604	15,075
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated (deficit) earnings	(1,683)	42
Total stockholders’ equity	12,682	14,878
Total liabilities and stockholders’ equity	$63,035	$59,719

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended September 30,
	2020	2019
Revenue	$82,429	$84,354
Forwarding expenses and cost of revenues	58,908	59,248
Gross profit	23,521	25,106
Cost and Expenses:
Selling, general and administrative	24,290	22,612
Amortization of intangible assets	955	915
Total Costs and Expenses	25,245	23,527
(Loss) income from operations	(1,724)	1,579
Other Items:
Interest expense net of interest income	(521)	(694)
Change in fair value of mandatorily redeemable non-controlling interest	15	61
(Loss) Income Before Income Taxes	(2,230)	946
Income tax benefit (expense)	505	(330)
Net (Loss) Income	(1,725)	616
Preferred stock dividends	(675)	(571)
Non-controlling interest dividends	—	(342)
Net (Loss) Available to Common Stockholders	$(2,400)	$(297)
Net (Loss) Income per share
Basic	$(1.98)	$0.72
Diluted	$(1.98)	$0.72
Net (loss) per share attributable to common stockholders:
Basic	$(2.75)	$(0.35)
Diluted	$(2.75)	$(0.35)
Weighted average number of shares outstanding:
Basic	872,122	851,234
Diluted	872,122	851,234

The accompanying notes are an integral part of these consolidated financial statements.

 JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNING (DEFICIT)	TOTAL EQUITY
	Shares	$	Shares	$	$	Shares	$	$	$
Balance - September 30, 2018	21,271	$—	837,951	$1	$15,872	20,000	$(240)	$(606)	$15,027
Net Income	—	—	—	—	—	—	—	616	616
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	32	32
Dividends to preferred stockholders	—	—	—	—	(571)	—	—	—	(571)
Dividend to non-controlling interest	—	—	—	—	(342)	—	—	—	(342)
Preferred B shares converted	(640)	—	6,400	—	—	—	—	—	—
Restricted stock issued	—	—	10,000	—	—	—	—	—	—
Vested restricted stock unissued.	—	—	—	—	(159)	—	—	—	(159)
Stock based compensation	—	—	—	—	203	—	—	—	203
Stock option exercise	—	—	9,461	—	72	—	—	—	72
Balance - September 30, 2019	20,631	$—	863,812	$1	$15,075	20,000	$(240)	$42	$14,878
Net (Loss)	—	—	—	—	—	—	—	(1,725)	(1,725)
Dividends to preferred stockholders	—	—	—	—	(675)	—	—	—	(675)
Preferred C shares purchased	(890)	—	—	—	(445)	—	—	—	(445)
Preferred C shares sold	650	—	—	—	325	—	—	—	325
Preferred B shares converted	(600)	—	6,000	—	—	—	—	—	—
Restricted stock issued	—	—	15,000	—	—	—	—	—	—
Vested restricted stock unissued.	—	—	—	—	(147)	—	—	—	(147)
Stock based compensation	—	—	—	—	199	—	—	—	199
Stock option exercise	—	—	33,840	—	272	—	—	—	272
Balance - September 30, 2020	19,791	$—	918,652	$1	$14,604	20,000	$(240)	$(1,683)	$12,682

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(1,725)	$616
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for uncollectible accounts, net of recoveries	133	385
Depreciation and amortization	274	282
Deferred income tax	(610)	267
Amortization of intangible assets	955	915
Cost recognized on the sale of acquired inventory	876	250
Amortization of loan costs	9	10
Stock based compensation	269	296
Change in fair value of mandatorily redeemable noncontrolling interest	(15)	(61)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,494	(365)
Inventory	(171)	(67)
Prepaid expenses and other current assets	99	(152)
Security deposits and other long-term assets	(31)	50
Accounts payable and accrued expenses	(3,188)	4,697
Operating lease liability	6
Other liabilities	71	80
Net cash (used in) provided by operating activities	(554)	7,203
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of $138 (2020) and $49 (2019) in disposals	(1,297)	(421)
Acquisitions	(247)	(6,179)
Net cash used in investing activities	(1,544)	(6,600)
Cash Flows From Financing Activities:
Dividends paid to preferred stockholders	(55)	—
Dividends paid to minority shareholders	—	(342)
Borrowings under term loan	6	2,701
Proceeds from Paycheck Protection Program (PPP) loan	2,726	—
Proceeds from stock option exercise	272	72
Line of credit, borrowing (repayment), net	55	(1,348)
Repurchase of Series C Preferred Stock	(445)	—
Proceeds from sale of Series C Preferred Stock	325	—
Repayment of notes payable - related party	(150)	(108)
Deferred acquisition payments	550	—
Net cash provided by financing activities	3,284	975
Net increase in cash	1,186	1,578
Cash at beginning of the period	2,163	585
Cash at end of period	$3,349	$2,163
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$511	$649
Income taxes	$115	$146
Non-cash investing activities:
Contingent earn-out acquisition	$—	$50
Deferred payment on acquisition	$550	$—
Non-cash financing activities:
Dividends declared to preferred stockholders	$675	$571
Vested restricted stock unissued	$147	$159
Paycheck Protection Program (PPP) loan assumed on acquisition	$135	$—
Subordinated Promissory notes of Honor	$—	$456

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

1	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Global Logistics Services

The Company’s Global Logistics Services segment is comprised of several wholly-owned subsidiaries, collectively known as “Janel Group.” Janel Group is a non-asset based, full- service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

On July 23, 2020, we completed a business combination whereby we acquired substantially all of the outstanding common stock of a global logistics services provider with two U.S. location. See note 2.

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

Life Sciences

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (“OEM”) basis.

On September 6, 2019, the Company, through its wholly owned subsidiary Aves, acquired all of the equity interests of PhosphoSolutions, LLC and all of the stock of PhosphoSolutions, Inc, (collectively “Phospho”).

On July 1, 2019, we acquired the membership interests of a life sciences company. See note 2.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, of which Janel owns 91.65%, with a non- controlling interest held by existing Indco management. The Indco non-controlling interest is mandatorily redeemable and is recorded as a liability. All intercompany transactions and balances have been eliminated in consolidation.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to accounts receivables valuation, the useful lives of long-term assets, accrual of cost related to ancillary services the Company provides, accrual of tax expense on an interim basis and potential impairment of goodwill and intangible assets with indefinite lives, long-lived assets impairment.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of September 30, 2020 and September 30, 2019 was $496 and $503, respectively.

Inventory

Inventory is valued at the lower of cost (using the first-in, first-out method) or net realizable value. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration for its Life Science business. The products of the Life Science business require the initial manufacture of multiple batches to determine if quality standards can consistently be met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values acquired manufactured antibody inventory based on a three-year forecast. Inventory quantities in excess of the forecast are not valued due to uncertainty over salability.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance, goodwill is not amortized but is tested for impairment annually (on September 30) as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2020 and 2019.

If there is a material change in economic conditions, or other circumstances influencing the estimate of future cash flows or significantly affecting the fair value of our reporting units, the Company could be required to recognize impairment charges in the future.

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

The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. If there is a material change in economic conditions, or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future.

During the fourth quarter ended September 30, 2020, we consider the COVID-19 pandemic as a triggering event in the assessment of recoverability of the indefinite-lived intangibles, and long-lived assets. We performed an impairment test as of September 30, 2020 and concluded that the fair value of intangibles and long-lived assets were not deemed to be impaired as of September 30, 2020.

Business segment information

The Company operates in three reportable segments: Global Logistics Services, Manufacturing and Life Sciences. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

Revenue and revenue recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (“ASC Topic 606”), using the modified retrospective method. Results for reporting periods beginning on or after October 1, 2018 are presented under ASC Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods.

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

The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Generally, revenue is recorded on a gross basis when the Company is acting as principal and is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party. Revenue is recognized on a net basis when the Company is acting as agent and we do not have latitude in carrier selection or establish rates with the carrier.

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean freight, air freight, custom brokerage and trucking and other. A summary of the Company’s revenues disaggregated by major service lines for the fiscal year ended September 30, 2020 and 2019 was as follows:

Service Type	Year Ended September 30, 2020	Year Ended September 30, 2019
Ocean freight	$26,740	$30,878
Trucking and other	14,848	16,545
Customs brokerage	10,274	8,504
Air freight	16,630	13,728
Total	$68,492	$69,655

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

Stock-based compensation to employees

Equity classified share-based awards

The Company recognizes compensation expense for stock-based payments granted based on the grant-date fair value estimated in accordance with ASC Topic 718, “Compensation- Stock Compensation.” For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for restricted shares; the expense is recognized over the service period for awards expected to vest.

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

The Company adopted ASU 2018-07 on October 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the year ended September 30, 2020.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company is required to purchase 20% per year of the 8.35% mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. As of September 30, 2020, the holder did not exercise the redemption rights.

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

Note receivable

On March 2, 2018 the Company issued a convertible promissory note in the amount of $125 with a potential non related party acquisition target (the Borrower). The note bears interest on the outstanding principal amount at a rate of 10% per annum and both principal and interest was payable on the maturity date of April 2, 2020. The convertible note, at the election of the Company, can be converted into common stock of the acquisition target. On September 24, 2020, the outstanding principal and interest was paid in full. As of September 30, 2019, amounts outstanding including accrued interest was $139 and is included in prepaid expenses and other current assets.

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

The Company adopted the new standards as of the beginning of the period of adoption, or effective October 1, 2019 using the modified retrospective transition method. The Company elected to use the package of practical expedients which allowed the Company to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously-recorded initial direct costs. For all existing operating leases as of October 1, 2019, the Company recorded operating lease right of use assets of $1,043 and corresponding lease liabilities of $1,060, with an offset to other liabilities of $17 to eliminate deferred rent on the consolidated balance sheets.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company’s current share-based payment awards to non-employees consist only of grants made to its non-employee directors as compensation solely relates to each individual’s role as a non-employee director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its non- employee directors in the same manner as share-based payment awards for its employees. The Company adopted this standard on October 1, 2019, and the amendments in this guidance had no material effect on either the accounting for its share-based payment awards to its non-employee directors, or the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This standard will be effective for us in the first quarter 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for us in the first quarter 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have its consolidated financial statements.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. These prior period reclassifications did not affect the Company’s net income, earnings per share, stockholders’ equity or working capital.

2	ACQUISITIONS

2020 Acquisition

Effective July 23, 2020, through its wholly-owned subsidiary, Janel Group, Inc. (“Janel Group”) the Company acquired all of the outstanding common stock of a global logistics services provider with two U.S. locations for $132, net of $853 cash received. At closing the former stockholder was paid $300 in cash and $194, $193 and $193 is due to the stockholder as deferred acquisition payments on the first, second and third anniversary of the closing date and the Company assumed $135 in the form of a Paycheck Protection Program (PPP) loan. The Company recorded an aggregate of $506 in goodwill and $690 in other identifiable intangibles. This acquisition was funded with cash provided by normal operations along with a deferred acquisition payment due to the former stockholder. The results of operations of the acquired businesses are included in the Janel’s consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a significant impact on Janel’s consolidated results of operations individually or in aggregate.

2019 Acquisitions

The Company completed four business acquisitions in the fiscal year ended September 30, 2019, with an aggregate purchase price of $6,768, net of cash acquired. The Company recorded an aggregate of $2,067 in goodwill and $2,165 in other identifiable intangibles. The results of operations of the acquired businesses are included in the Janel’s consolidated results of operations since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a significant impact on Janel’s consolidated results of operations individually or in aggregate.

Honor Worldwide Logistics, LLC

Through its wholly-owned subsidiary, Janel Group, Inc. (“Janel Group”), the Company acquired the membership interests of Honor for $2,212, net of $70 of cash received on November 20, 2018 in a transaction pursuant to which Honor became a direct wholly-owned subsidiary of Janel Group and an indirect wholly-owned subsidiary of the Company. At closing, the former owners of Honor were paid $1,826 in cash and a subordinated promissory note in the aggregate amount of $456 was issued to a former member. The acquisition of Honor was funded with cash provided by normal operations along with a subordinated promissory note. Honor provides global logistics services with two U.S. locations and expanded the domestic network of the Company’s Global Logistics Services segment. Acquisition expenses associated with the Honor acquisition amounted to $69 for the twelve months ended September 30, 2019 and are included in selling, general and administrative expenses. Honor’s results for the period from the acquisition through September 30, 2019 are included in the results of operations for the twelve months ended September 30, 2019. This includes revenues, forwarding expense, selling, general and administrative expense, interest expense and net income from operations of Honor, which amounted to $4,533, $3,467, $830, $19 and $216, respectively.

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

PhosphoSolutions

Through Aves, the Company completed a business combination whereby we acquired all of the membership interests of Phospho on September 6, 2019. The aggregate purchase price for Phospho was $4,043, net of $13 of cash received. At closing, $4,000 was paid in cash and $56 was recorded in accrued expenses as preliminary tax gross up due to former owners. Phospho is a manufacturer and distributor of monoclonal and polyclonal antibodies, principally used in neuroscience research. As of September 30, 2020, the Company paid $172 in tax gross up consideration to the former owners and recorded an additional $116 of goodwill related to the Phospho acquisition. Phospho was founded in 2001 and is headquartered in Aurora Colorado. The results of operations for Phospho are reported in our Life Sciences segment. Acquisition expenses associated with Phospho acquisition amounted to $34 for the twelve months ended September 30, 2019 and are included in selling, general and administrative expenses. Phospho results for the period from acquisition through September 30, 2019 are included in the results of operations for the twelve months ended September 30, 2019. This includes revenues, cost of goods sold, selling, general and administrative expense and net income from operations of Antibodies, which amounted to $96, $19, $65 and $14, respectively.

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

Other Acquisitions

On October 17, 2018, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with one U.S. location. On July 1, 2019, we acquired the membership interests of a life sciences company to expand our product offerings in Life Sciences. These acquisitions were funded with cash provided by normal operations. The results of operations for these acquisitions are reported in our Global Logistics Services and Life Sciences segments. The aggregate purchase price for these acquisitions was $430. At closing, $50 was recorded in accrued expenses as a preliminary earnout consideration, which was subsequently reversed.

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows (in thousands):

	September 30, 2020	September 30, 2019	Life
Building and improvements	$3,096	$2,577	15-30 years
Land and improvements	1,235	835	Indefinite
Furniture and Fixture	282	218	3-7 years
Computer Equipment	385	465	3-5 years
Machinery & Equipment	1,288	973	3-15 years
Leasehold Improvements	115	181	3-5 years
	6,401	5,249
Less Accumulated Depreciation	(1,424)	(1,295)
	$4,977	$3,954

On February 4, 2020, Indco entered into a Purchase and Sale Agreement to acquire the land and building which serves as the Indco office and manufacturing facility in New Albany, Indiana for a total purchase price of $884. This transaction closed on July 1, 2020.

Depreciation expense for the fiscal year ended September 30, 2020 and 2019 was $274 and $282, respectively.

4	INVENTORY

Inventories consisted of the following (in thousands):

	Year End September 30,
	2020	2019
Finished goods	$1,246	$2,988
Work-in-process	1,406	461
Raw materials	1,039	946
Gross inventory	3,691	4,395
Less – reserve for inventory valuation	(25)	(24)
Inventory net	$3,666	$4,371

5	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	September 30, 2020	September 30, 2019	Life
Customer relationships	$14,392	$13,762	15-24 Years
Trademarks/names	1,820	1,800	1-20 Years
Trademarks/names	451	451	Indefinite
Other	1,018	978	2-22 Years
	17,681	16,991
Less: Accumulated Amortization	(4,348)	(3,393)
	$13,333	$13,598

The composition of the intangible assets balance at September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
Global Logistics Services	$7.643	$6,953
Manufacturing	7,700	7,700
Life Sciences	2,338	2,338
	17,681	16,991
Less: Accumulated Amortization	(4,348)	(3,393)
	$13,333	$13,598

Amortization expense of intangible assets for the year ended September 30, 2020 and 2019 was $955 and $915, respectively.

The future amortization of these intangible assets is expected to be as follows (in thousands):

Fiscal Year 2021	$990
Fiscal Year 2022	967
Fiscal Year 2023	965
Fiscal Year 2024	949
Fiscal Year 2025	949
Thereafter	8,513
$13,333

6	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Global Logistics Services, Manufacturing and Life Sciences businesses. During the year ended September 30, 2020, with respect to the Phospho acquisition, the Company paid $172 in tax gross up consideration to the former owners and recorded an additional $116 of goodwill.

The composition of the goodwill balance at September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
Global Logistics Services	$6,161	$5,655
Manufacturing	5,046	5,046
Life Sciences	2,939	2,824
Total	$14,146	$13,525

7	NOTES PAYABLE - BANKS

(A)	Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the “Janel Group Borrowers”), with Company as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”). As amended in March 2018, November 2018, March 2020 and July 2020, the Santander Facility currently provides that the Janel Group Borrowers can borrow up to $17,000 limited to 85% of the Janel Group Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers’ option, prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants.

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

On November 20, 2018, the Company and its wholly-owned subsidiaries entered into the Limited Waiver, Joinder and Second Amendment (“Amendment No. 2”) to the Santander Loan Agreement (as amended by the Santander Amendment), with Santander Bank, N.A. Pursuant to, and among other changes affected by, Amendment No. 2: (1) Honor Worldwide Logistics LLC, HWL Brokerage LLC and Global Trading Resources Inc. were added as new borrowers under the Santander Loan Agreement; (2) Aves was released as a loan party obligor under the Santander Loan Agreement; (3) the maximum revolving facility amount available was increased from $11,000 to $17,000 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves) ; (4) the foreign account sublimit was increased from $2,000 to $2,500; (5) the letter of credit limit was increased from $500 to $1,000; (6) the definitions of “Debt Service Coverage Ratio,” “Debt Service Coverage Ratio (Borrower Group)” and “Loan Party” were restated; (7) the permitted acquisition debt basket was increased from $2,500 to $4,000; and (8) the permitted indebtedness basket was increased from $500 to $1,000.

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

At September 30, 2020, outstanding borrowings under the Santander Facility were $8,447, representing 49.7% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 2.40%.

At September 30, 2019, outstanding borrowings under the Santander Facility were $8,391, representing 49.4% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 5.50%.

(B)	First Merchants Bank Credit Facility

On March 21, 2016, Indco executed a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank with respect to a term loan, revolving loan and mortgage loan (together, the “First Merchant Facility”), as amended in August 2019 and July 2020.  On February 4, 2020, Indco entered into a Purchase and Sale Agreement to acquire the land and building which serves as the Indco office and manufacturing facility in New Albany, Indiana. This transaction closed on July 1, 2020.

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

As of September 30, 2020, there were no outstanding borrowings under the revolving loan, $4,349 of borrowings under the term loan, and $676 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 3.66% and 4.19%, respectively.

As of September 30, 2019, there were no outstanding borrowings under the revolving loan and $5,455 of borrowings under the term loan, with interest accruing on the term loan at an effective interest rate of 5.85%.

Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2020 and September 30, 2019.

	September 30, 2020	September 30, 2019
Total Debt*	$5,025	$5,455
Less Current Portion	(808)	(786)
Long Term Portion	$4,217	$4,669

*
Note: Term Loan is due in monthly installments of $65 plus monthly interest, at LIBOR plus 2.75% to 3.5% per annum, mortgage loan is due in monthly installments of $4, including interest at 4.19%. The credit facilities are collateralized by all of Indco’s assets and guaranteed by Janel.

These obligations mature as follows (in thousands):

Fiscal Year 2021	$808
Fiscal Year 2022	808
Fiscal Year 2023	810
Fiscal Year 2024	810
Fiscal Year 2025	1,232
Thereafter	557
$5,025

(C)	First Northern Bank of Dixon

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

As of September 30, 2020, the total amount outstanding under the First Northern Term Loan was $2,192, of which $2,139 is included in long-term debt and $53 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2020, the total amount outstanding under the First Northern Solar Loan was $81, of which $76 is included in long-term debt and $5 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of September 30, 2019, the total amount outstanding under the Senior Secured Term Loan was $1,975, of which $1,933 is included in long-term debt and $42 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 5.28%.

	September 30, 2020	September 30, 2019
	(in thousands)
Total Debt*	$2,273	$1,975
Less Current Portion	(58)	(42)
Long Term Portion	$2,215	$1,933

*	Long term debt is due in monthly installments of $12 plus monthly interest, at 4.18% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

These obligations mature as follows (in thousands):

Fiscal Year 2021	$58
Fiscal Year 2022	61
Fiscal Year 2023	64
Fiscal Year 2024	66
Fiscal Year 2025	69
Thereafter	1,955
$2,273

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at September 30, 2020 and September 30, 2019.

8.	SUBORDINATED PROMISSORY NOTES – RELATED PARTY

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

Each of the AB HoldCo Subordinated Promissory Notes has a 4% annual interest rate payable in arrears on the last business day of each calendar quarter, commencing on September 30, 2018, and the full outstanding principal balance and accrued, unpaid interest is due on June 22, 2021. Both notes are subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued interest on such principal amount up to the date of prepayment.  Any prepayment shall be applied first to accrued but unpaid interest, and then to outstanding principal. As of each of September 30, 2020, and September 30, 2019, the amount outstanding under the two AB HoldCo Subordinated Promissory Notes was $344, which is included in the current portion of subordinated promissory notes.

On November 20, 2018, in connection with the Honor acquisition, Janel Group, a wholly-owned subsidiary of the Company, entered into a subordinated promissory note (“Janel Group Subordinated Promissory Note”) with a former owner of Honor. The Janel Group Subordinated Promissory Note is guaranteed by the Company. The Janel Group Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Janel Group Subordinated Promissory Note, has a 6.75% annual interest rate, payable in twelve equal consecutive quarterly installments of principal and interest, on the last day of January, April, July and October beginning in January 2019, and shall be due and payable each in the amount of $42. The outstanding principal and accrued and unpaid interest are payable in a single payment on the three-year anniversary date of November 20, 2021. The note is subject to prepayment in whole or in part, without premium or penalty, of the outstanding principal amount of the notes, together with all accrued but unpaid interest on such principal amount up to the date of prepayment.  As of September 30, 2020, and 2019, the amounts outstanding under the Janel Group Subordinated Promissory Notes were $199 and $349, respectively.

	September 30, 2020	September 30, 2019
	(in thousands)
Total subordinated promissory notes	$543	$693
Less current portion of subordinated promissory notes	(504)	(152)
Long term portion of subordinated promissory notes	$39	$541

9.	SBA PAYCHECK PROTECTION PROGRAM LOANS

On April 19, 2020, the Company received a loan (the “PPP Loan 1”) in the aggregate amount of $2,726 from Santander, pursuant to the Paycheck Protection Program (the “PPP”) offered by the Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), Section 7(a)(36) of the Small Business Act, which was enacted March 27, 2020, as amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP Loan 1, which was in the form of a note dated April 19, 2020 issued by the Company, matures on April 19, 2022 and bears interest at a rate of 1.00% per annum. All principal and interest payments are deferred for six months from the date of the note.  To the extent the PPP Loan is not forgiven, principal and interest payments in the amount of $153 are due monthly commencing on November 1, 2020. The Company may prepay the note at any time prior to maturity with no prepayment penalties. The Company may only use funds from the PPP Loan 1 for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, utilities and certain mortgage payments (“qualifying expenses”). The loan and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness before the end of the fiscal quarter ending March 31, 2021, the full amount of the loan may not be forgiven. Accordingly, we have recorded the full amount of the PPP Loan as debt. As of September 30, 2020, the amount outstanding, including accrued interest, under the PPP Loan 1 was $2,738.

On July 23, 2020, as part of the ACB acquisition, the Company assumed a PPP Loan in the amount of $135.  On April 19, 2020 ACB received a loan (the “PPP Loan 2”) in the aggregate amount of $135 from Citizens Bank, N.A., pursuant to the PPP offered by the SBA under the CARES Act. The PPP Loan 2, which was in the form of a note dated April 19, 2020 issued by the ACB, matures on April 19, 2022 and bears interest at a rate of 1.00% per annum. All principal and interest payments are deferred for six months from the date of the note.  To the extent the PPP Loan 2 is not forgiven, principal and interest payments in the amount of $153 are due monthly commencing on November 1, 2020. The Company may prepay the note at any time prior to maturity with no prepayment penalties. ACB may only use funds from the PPP Loan 2 for purposes specified in the CARES Act and related PPP rules, which include qualifying expenses. The loan and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness before the end of the fiscal quarter ending March 31, 2021, the full amount of the loan may not be forgiven. Accordingly, we have recorded the full amount of the PPP Loan as debt. As of September 30, 2020, the amount outstanding, including accrued interest, under the PPP Loan 2 was $135.

As of September 30, 2020, the total amount outstanding under the PPP Loan 1 and PPP Loan 2 was $2,873, of which $960 is included in long-term debt and $1,913 is included in current portion of long-term debt.

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

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s $0.001 par value common stock at any time on a one- share (of Series B Stock) for ten-shares (of common stock) basis. On September 6, 2019 a holder of the Series B Stock converted 640 shares of Series B Stock into 6,400 shares of the Company’s Common Stock. On April 23, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. On September 25, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. The Company has 31 shares of Series B Stock outstanding as of September 30, 2020.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and increased by 1% beginning on January 1, 2019. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2020 and 2019 was 7% and 6%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $11,541 and $11,041 as of September 30, 2020 and September 30, 2019, respectively.

On September 13, 2020, the Company purchased 890 shares of the Series C Stock from an accredited investor at a purchase price of $500 per share, or an aggregate of $445. On September 29, 2020, the Company sold 650 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $325. Such shares issued on September 29, 2020, were sold in private placements in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

For the fiscal year ended September 30, 2020 the Company paid cash dividends of $55 to a holder of Series C Stock.  For the fiscal year ended September 30, 2020 and 2019, the Company declared dividends on Series C Stock of $675 and $571, respectively. At September 30, 2020 and 2019, the Company had accrued dividends of $1,661 and $1,041, respectively.

(B)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the 2017 Plan are at the discretion of the Company’s Compensation Committee of the board of directors. The 2017 Plan was amended and restated on May 8, 2018, as discussed in more detail in note 11.

(C)	Indco Dividend

On August 29, 2019, the board of directors of Indco, a majority-owned subsidiary of the Company, declared a $6.25 dividend for each share of Indco’s common stock, outstanding, and payable to stockholders of record payable on August 30, 2019. During the year ended September 30, 2019, the total dividend paid to the majority owner and minority owners of Indco, was $3,757 and $342, respectively.

11.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

On May 12, 2017, the board of directors adopted the Company’s 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company.

On May 8, 2018, the board of directors of Janel adopted the Amended 2017 Plan. The provisions and terms of the Amended 2017 Plan are the same as those in the 2017 Plan, except that the Amended 2017 Plan removes the ability of Janel to award incentive stock options and removes the requirement for stockholder approval of the 2017 Plan.

Total stock-based compensation for the fiscal year ended September 30, 2020 and 2019 amounted to $269 and $296, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

(A)	Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, we use the following assumptions:

•	Risk-free interest rate - We determine the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - We estimate the expected term of our options on the average of the vesting date and term of the option.

•	Expected volatility - We estimate expected volatility using daily historical trading data of a peer group.

•	Dividend yield - We have never paid dividends on our common stock and currently have no plans to do so; therefore, no dividend yield is applied.

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	2020	2019
Risk-free interest rate	1.59%	3.04%
Expected option term in years	5.5-6.5	5.5 - 6.5
Expected volatility	101.2%-101.7%	95.4% -98.8%
Dividend yield	—%	—%
Weighted average grant date fair value	$6.97 - $7.33	$5.87 - $6.29

Option for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2019	110,837	$5.05	6.0	$438.06
Granted	7,500	$9.00	9.0	$—
Exercised	(3,841)	$8.17	—	$—
Forfeited	(20,500)	$2.66	—	$—
Outstanding balance at September 30, 2020	93,996	$5.76	5.2	$304.99
Exercisable at September 30, 2020	80,664	$5.30	4.7	$298.74

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at September 30, 2020 of $9.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2020, there was approximately $26 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

Options for Non-Employees

There were no non-employee options awarded during the fiscal years ended September 30, 2020 and 2019, respectively.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2019	51,053	$7.58	7.80	$72.68
Exercised	(30,000)	$8.04	—	$—
Forfeited	(15,000)	$8.04	—	$—
Outstanding balance at September 30, 2020	6,053	$4.13	6.0	$29.48
Exercisable at September 30, 2020	6,053	$4.13	6.0	$29.48

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at September 30, 2020, of $9.00 per share and the exercise price of the stock options that had strike prices below such closing price. As of September 30, 2020, there was no unrecognized compensation expense related to the unvested stock options.

Liability classified share-based awards

Additionally, during the fiscal year ended September 30, 2020, 6,880 options were granted with respects to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

	2020	2019
Risk-free interest rate	1.59%	3.04%
Expected option term in years	5.5-6.5	5.5 - 6.5
Expected volatility	101.2%-101.7%	95.4% - 98.8%
Dividend yield	—%	—%
Grant date fair value	$8.59 - $9.03	$9.19 - $9.85

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2019	32,133	$8.85	7.34	$105.36
Granted	6,880	$11.08	9.0	$—
Outstanding balance at September 30, 2020	39,013	$9.24	6.8	$85.45
Exercisable at September 30, 2020	25,343	$7.98	6.0	$85.45

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at September 30, 2020 of $11.08 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The compensation cost related to these options was approximately $70 and $93 for the fiscal years ended September 30, 2020 and fiscal year ended September 30, 2019, respectively, and is included in other liabilities in the consolidated financial statement. The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

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

As of September 30, 2020, there was approximately $35 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the fiscal year ended September 30, 2020, there were no shares of restricted stock granted. Under the Amended 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

The following table summarizes the status of our employee unvested restricted stock under the Amended 2017 Plan for the fiscal year ended September 30, 2020:

	Restricted Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2019	5,000	$8.01	0.61
Vested	(5,000)	$8.01	—
Unvested at September 30, 2020	—	$—	—

As of September 30, 2020, there was no unrecognized compensation cost related to unvested employee restricted stock.

The following table summarizes the status of our non-employee unvested restricted stock under the Amended 2017 Plan for the fiscal year ended September 30, 2020:

	Restricted Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Unvested at September 30, 2019	26,667	$8.04	$0.88
Vested	(26,667)	$—	$—
Unvested at September 30, 2020	—	$—	$—

As of September 30, 2020, there was no unrecognized compensation cost related to non-employee unvested restricted stock.

As of September 30, 2020, included in accrued expenses and other current liabilities was $306 which represents 35,000 shares of restricted stock that vested but were not issued.

12.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the fiscal years ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	Year Ended September 30,
	2020	2019
(Loss) Income:
Net (loss) income	$(1,725)	$616
Preferred stock dividends	(675)	(571)
Non-controlling interest dividends	—	(342)
Net (loss) available to common stockholders	$(2,400)	$(297)

Common Shares:
Basic - weighted average common shares	872,122	851,234
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Warrants	—	—
Convertible preferred stock	—	—
Diluted - weighted average common stock	872,122	851,234
(Loss) Income per Common Share:
Basic -
Net (loss) income	$(1.98)	$0.72
Preferred stock dividends	(0.77)	(0.67)
Non-controlling interest dividends	—	(0.40)
Net (loss) attributable to common stockholders	$(2.75)	$(0.35)
Diluted -
Net (loss) income	$(1.98)	$0.72
Preferred stock dividends	(0.77)	(0.67)
Non-controlling interest dividends	—	(0.40)
Net (loss) available to common stockholders	$(2.75)	$(0.35)

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were no anti-dilutive shares for the fiscal years ended September 30, 2020 and 2019, respectively.

Potentially diluted securities as of September 30, 2020 and 2019 are as follows:

	September 30,
	2020	2019
Employee stock options (Note 11)	93,996	110,837
Non-employee stock options (Note 11)	6,053	51,053
Employee restricted stock (Note 11)	—	8,333
Non-employee restricted stock (Note 11)	—	23,334
Convertible preferred stock	310	6,310
	100,359	199,867

13.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the (benefit) provision for income taxes from continuing operations is as follows (in thousands):

	2020	2019
Federal taxes at statutory rates	$(468)	$199
Permanent differences	13	44
State and local taxes, net of Federal benefit	(65)	69
Other	15	18
	$(505)	$330

 The (benefit) provisions of income taxes are summarized as follows (in thousands):

	Year Ended September 30,
	2020	2019
Current	$68	$106
Deferred	(573)	224
Total	$(505)	$330

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2020	2019
Deferred tax assets - net operating loss carryforwards	$1,218	$1,000
Lease liability	684	—
Credits	—	42
Other	71	(350)
Stock based compensation	339	369
Total deferred tax assets	2,312	1,061
Valuation allowance	—	—
Total deferred tax assets net of valuation allowance	2,312	1,061
Deferred tax liabilities - depreciation and amortization	3,151	2,991
Prepaid expenses	52	70
Right of use asset	678	—
Total deferred tax liabilities	3,881	3,061
Net deferred tax liability	$(1,569)	$(2,000)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a no valuation allowance has been recorded against the Company’s deferred tax assets as of September 30, 2020.

The Company has net operating loss carryforwards for income tax purposes that expire as follows (in thousands):

2033	$5,050
2034	2,420
$7,470

The Company has federal net operating loss of $5,000 and state net operating loss carryforwards of approximately $2,400 as of September 30, 2020. If unused, the net operating loss carryforwards will begin to expire 2033 and 2024 for federal and state purposes, respectively.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

As of September 30, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Due to net operating losses and tax credit carry forwards that remain unutilized, income tax returns for tax years from 2013 through 2018 remain subject to examination by the taxing jurisdictions. The net operating loss carryforwards remain subject to review until utilized.

14.	PROFIT SHARING AND 401(K) PLANS

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the years ended September 30, 2020 and 2019 were approximately $196 and $214, respectively.

The administrative expense charged to operations for the years ended September 30, 2020 and 2019 aggregated approximately $57 and $26, respectively.

15.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company operates in three reportable segments: Global Logistics Services, Manufacturing and Life Sciences. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the fiscal years ended September 30, 2020 and 2019:

For the year ended September 30, 2020 (in thousands)	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenues	$82,429	$68,492	$7,319	$6,618	$—
Forwarding expenses and cost of revenues	58,908	53,397	3,329	2,182	—
Gross margin	23,521	15,095	3,990	4,436	—
Selling, general and administrative	24,290	14,992	2,505	3,870	2,923
Amortization of intangible assets	955	—	—	—	955
Income (loss) from operations	(1,724)	103	1,485	566	(3,878)
Interest expense	521	177	236	103	5
Identifiable assets	63,035	20,378	3,313	10,725	28,619
Capital expenditures	$1,297	$106	$917	$274	$—

For the year ended September 30, 2019 (in thousands)	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenues	$84,354	$69,655	$9,042	$5,657	$—
Forwarding expenses and cost of revenues	59,248	53,319	4,020	1,909	—
Gross margin	25,106	16,336	5,022	3,748	—
Selling, general and administrative	22,612	13,856	3,113	2,907	2,736
Amortization of intangible assets	915	—	—	—	915
Income (loss) from operations	1,579	2,480	1,909	841	(3,651)
Interest expense(income)	694	432	150	122	(10)
Identifiable assets	59,719	21,307	2,357	8,591	27,464
Capital expenditures	$421	$18	$158	$245	$—

Goodwill and intangible assets are recorded at the Corporate level and are included in identifiable assets.

16.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of September, 2020, the remaining terms of the Company’s operating leases were between one and 60 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the year ended September 30, 2020 are as follows:

Year End September 30, 2020
Operating lease cost	$725
Short-term lease cost	141
Total lease cost	$866

Rent expense for the year ended September 30, 2020 and 2019 was $866 and $818, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2020 were $2,621, $720 and $1,924, respectively.

During the twelve months ended September 30, 2020, the Company entered into new operating leases and recorded an additional $2,103 in operating lease right of use assets and corresponding lease liabilities.

As of September 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.2 years and 4.6%, respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $872 for the twelve months ended September 30, 2020.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2020 are as follows:

Year End September 30, 2020
2021	$720
2022	723
2023	582
2024	493
2025	372
Thereafter	—
Total undiscounted Loan payments	2,890
Less Imputed Interest	(246)
Total lease Obligation	$2,644

17	COMMITMENTS AND CONTINGENCIES

(A)	Leases

The Company conducts its operations from leased premises. Rental expense on operating leases for the years ended September 30, 2020 and 2019 was approximately $866 and $818, respectively.

Future minimum lease commitments (excluding renewal options) under non-cancellable leases are as follows (in thousands):

Year Ended September 30,	Min. Lease Commitments
2021	$720
2022	723
2023	582
2024	493
2025	372
Total	$2,890

(B)	Employment Agreements

The Company has various employment agreements, including employment agreements with the previous owners of Honor and Phospho.

18.	RISK AND UNCERTAINTIES

(A)	Currency Risks

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

No customer accounts for 10% or more of consolidated sales for the years ended September 30, 2020 and 2019. No customer accounted for 10% or more of consolidated accounts receivable at September 30, 2020 and 2019.

(E)	COVID-19

The worldwide outbreak of COVID-19 (coronavirus), which was declared a pandemic by the World Health Organization on March 11, 2020, has impacted and may continue to impact our business operations, including employees, customers, financial condition, liquidity and cash flow for an extended period of time. In particular, we have experienced significant changes in demand among our various customers depending on their industry. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of nonessential businesses, which measures have adversely impacted our business operations in the fiscal year 2020. Specifically, for the fiscal year ended September 30, 2020, we experienced a decrease of 7.6% in our Global Logistics Services net revenues and a decrease of 19.1% in our Manufacturing segment revenues as a result of the global trade slowdown arising from the COVID-19 pandemic. We also experienced a significant slowdown in organic growth in our Life Sciences segment due to a slowdown in orders and in academic research as a result of the pandemic. Although some of the states and foreign markets in which we operate have begun to reopen on a phased basis, the United States and other countries continue to struggle with rolling outbreaks of the virus.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce.

19.	SUBSEQUENT EVENTS

On October 2, 2020, the interest rate for the First Northern Bank existing revolving credit facility decreased to 4.0%, and the maturity date was extended to October 5, 2021, with all other terms, covenants and conditions substantially unchanged.

On October 7, 2020, the SBA released guidance clarifying that lenders must recognize the previously established extended deferral period for payments on the principal, interest, and fees on all PPP loans, even if the executed promissory note indicates only a six-month deferral. The guidance means that lenders must immediately comply with the extended deferral period and notify borrowers of the change. The Paycheck Protection Flexibility Act of 2020 P.L. 116-142, extended the deferral period for loan payments to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period.

On December 4, 2020, Janel Group, Inc., a wholly-owned subsidiary of Janel Corporation, and Janel Group’s wholly-owned subsidiary, Atlantic Customs Brokers, Inc. as borrowers, the Company as loan party obligor, entered into the Consent and Fifth Amendment (the “Amendment”) to the Loan and Security Agreement, dated October 17, 2017 (as heretofore amended, the “Loan Agreement”), with Santander Bank, N.A., in its capacity as Lender. Pursuant to, and among other changes effected by, the Amendment, (i) the amount of acquisition seller financing which would be permitted indebtedness under the Loan Agreement was increased from $1,500 to $3,000 outstanding at any time, and (ii) the Company was permitted to guaranty $1,850 indebtedness of Aves.

Through Aves, the Company completed a business combination whereby we acquired all of the membership interests of ImmunoChemistry Technologies, LLC, (“ICT”) on December 4, 2020 for the aggregate purchase price of $3,400.  At closing, $1,550 was paid in cash and a promissory note in the amount of $1,850 was issued to the former owner.  ICT is a developer and manufacturer of cell viability assay kits, ELISA buffers and fluorescent reagents for use in research and diagnostics.  ICT was founded in 1994 and is headquartered in Bloomington, Minnesota. The acquisition of ICT was completed to expand our product offering in our Life Sciences segment.

Through Janel Group, the Company completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with two U.S. locations on December 31, 2020. The aggregate purchase price for this acquisition was $1,282.  At closing, $1,182 was paid in cash and $100 was placed in escrow for a period of twelve months for the purpose if securing the indemnification obligations of former stockholders. This acquisition was completed to expand our product offering in our Global Logistics Services segment.

On December 27, 2020, the President signed into law the Consolidated Appropriations Act of 2021 (“the Act”). The Act contains various forms of relief for individuals, businesses and sectors of the U.S. economy severely impacted by the coronavirus pandemic. Among the tax highlights of the Act is a clarification of the deductibility of expenses paid with Paycheck Protection Program (PPP) loans that are eligible for forgiveness.  As a result of the Act, the Company reflected the deductibility of expenses paid with PPP loan funds in the current income tax provision for the year ended September 30, 2020.