Form 10-Q
period 2020-12-31
JANEL CORP
filed 2021-02-11
CIK 1133062

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2020

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

Registrant’s telephone number, including area code: (212) 373-5895
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
Yes ☐         No ☒

The number of shares of Common Stock outstanding as of February 11, 2021 was 901,154.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
 For Quarterly Period Ended December 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and per share data)

	December 31, 2020 (Unaudited)	September 30, 2020
ASSETS
Current Assets:
Cash	$1,832	$3,349
Accounts receivable, net of allowance for doubtful accounts	22,885	20,245
Inventory, net	3,828	3,666
Prepaid expenses and other assets	759	433
Total current assets	29,304	27,693
Property and Equipment, net	5,024	4,977
Other Assets:
Intangible assets, net	14,805	13,333
Goodwill	16,153	14,146
Operating lease right of use asset	2,630	2,621
Security deposits and other long-term assets	308	265
Total other assets	33,896	30,365
Total assets	$68,224	$63,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$10,827	$8,447
Accounts payable – trade	21,213	20,769
Accrued expenses and other current liabilities	3,314	3,007
Dividends payable	1,835	1,661
Current portion of Paycheck Protection Program (PPP) loan	1,326	1,913
Current portion of deferred acquisition payments	176	178
Current portion of subordinated promissory note-related party	1,204	504
Current portion of long-term debt	865	866
Current portion of operating lease liabilities	806	720
Total current liabilities	41,566	38,065
Other Liabilities:
Long-term debt	6,222	6,432
Long-term portion of Paycheck Protection Program (PPP) loan	1,554	960
Subordinated promissory notes-related party	1,151	39
Long-term portion of deferred acquisition payments	374	372
Mandatorily redeemable non-controlling interest	690	604
Deferred income taxes	1,656	1,569
Long-term operating lease liabilities	1,848	1,924
Other liabilities	369	388
Total other liabilities	13,864	12,288
Total liabilities	55,430	50,353
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized, 31 shares issued and outstanding	—	—
Series C 20,000 shares authorized and 20,000 shares issued and 19,760 outstanding at December 31, 2020 and September 30, 2020, liquidation value of $11,716 and $11,541 at December 31, 2020 and September 30, 2020, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 921,154 issued and 901,154 outstanding as of December 31, 2020 and 918,652 issued and 898,652 outstanding as of September 30, 2020	1	1
Paid-in capital	14,461	14,604
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated deficit	(1,428)	(1,683)
Total stockholders' equity	12,794	12,682
Total liabilities and stockholders' equity	$68,224	$63,035
The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share data)
 (Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenue	$26,478	$19,821
Forwarding expenses and cost of revenues	20,029	13,534
Gross profit	6,449	6,287
Cost and Expenses:
Selling, general and administrative	5,709	6,085
Amortization of intangible assets	251	243
Total Costs and Expenses	5,960	6,328
Income (Loss) from Operations	489	(41)
Other Items:
Interest expense net of interest income	(119)	(163)
Income (Loss) Before Income Taxes	370	(204)
Income tax (expense) benefit	(115)	84
Net Income (Loss)	255	(120)
Preferred stock dividends	(174)	(151)
Net Income (Loss) Available to Common Stockholders	$81	$(271)

Net income (loss) per share
Basic	$0.27	$(0.14)
Diluted	$0.26	$(0.14)
Net income (loss) per share attributable to common stockholders:
Basic	$0.09	$(0.31)
Diluted	$0.08	$(0.31)
Weighted average number of shares outstanding:
Basic	935,936	865,275
Diluted	966,872	865,275

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2020	19,791	—	918,652	$1	$14,604	20,000	$(240)	$(1,683)	$12,682
Net Income	—	—	—	—	—	—	—	255	255
Dividends to preferred stockholders	—	—	—	—	(174)	—	—	—	(174)
Stock-based compensation	—	—	—	—	10	—	—	—	10
Stock option exercise	—	—	2,502	—	21	—	—	—	21
Balance - December 31, 2020	19,791	$—	921,154	$1	$14,461	20,000	$(240)	$(1,428)	$12,794

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2019	20,631	—	863,812	$1	$15,075	20,000	$(240)	$42	$14,878
Net Loss	—	—	—	—	—	—	—	(120)	(120)
Dividends to preferred stockholders	—	—	—	—	(151)	—	—	—	(151)
Stock-based compensation	—	—	—	—	55	—	—	—	55
Stock option exercise	—	—	3,840	—	31	—	—	—	31
Balance - December 31, 2019	20,631	$—	867,652	$1	$15,010	20,000	$(240)	$(78)	$14,693

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
 (Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$255	$(120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for uncollectible accounts	(32)	68
Depreciation	86	55
Deferred income tax	86	(11)
Amortization of intangible assets	251	243
Amortization of acquired inventory valuation	214	220
Amortization of loan costs	2	5
Stock-based compensation	24	74
Changes in fair value of mandatorily redeemable noncontrolling interest	86	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,857)	2,850
Inventory	(150)	111
Prepaid expenses and current assets	(326)	(25)
Security deposits and other long-term assets	(40)	(176)
Accounts payable and accrued expenses	607	(4,054)
Other liabilities	(18)	(29)
Net cash used in operating activities	(812)	(789)
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(55)	(97)
Acquisitions	(2,806)	—
Net cash used in investing activities	(2,861)	(97)
Cash Flows From Financing Activities:
Repayments of term loan	(206)	(35)
Proceeds from stock option exercise	21	31
Line of credit, proceeds, net	2,380	370
Repayment of subordinated promissory notes	(39)	(36)
Net cash provided by financing activities	2,156	330
Net (decrease) increase in cash	(1,517)	(556)
Cash at beginning of the period	3,349	2,163
Cash at end of period	$1,832	$1,607

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$99	$152
Income taxes	$12	$2
Non-cash investing activities:
Subordinated promissory notes of ICT	$1,850	$—
Non-cash financing activities:
Dividends declared to preferred stockholders	$174	$151

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

Business description

Janel is a holding company with subsidiaries in three business segments: Global Logistics Services, Manufacturing and Life Sciences. A management group at the holding company level focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

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

On December 31, 2020, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with two U.S. locations. See note 2.

On July 23, 2020, we completed a business combination whereby we acquired substantially all of the outstanding common stock of a global logistics services provider with two U.S. locations. See note 2.

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

Life Sciences

The Company’s Life Sciences segment, which is comprised of several wholly-owned subsidiaries, manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (“OEM”) basis.

On December 4, 2020, the Company, through its wholly owned subsidiary Aves Labs, Inc. (“Aves”), acquired all of the membership interests of ImmunoChemistry Technologies, LLC (“ICT”).  See note 2.

On September 6, 2019, the Company, through its wholly owned subsidiary Aves, acquired all of the equity interests of PhosphoSolutions, LLC and all of the stock of PhosphoSolutions, Inc. (collectively “Phospho”). See note 2.

On July 1, 2019, we acquired the membership interests of a life sciences company. See note 2.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, of which Janel owns 90.68%, with a non-controlling interest held by existing Indco management. The Indco non-controlling interest is mandatorily redeemable and is recorded as a liability. All intercompany transactions and balances have been eliminated in consolidation.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to accounts receivables valuation, the useful lives of long-term assets, accrual of cost related to ancillary services the Company provides, accrual of tax expense on an interim basis and potential impairment of goodwill and intangible assets with indefinite lives and long-lived assets impairment.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of December 31, 2020 and September 30, 2020 was $473 and $496, respectively.

Inventory

Inventory is valued at the lower of cost (using the first-in, first-out method) or net realizable value. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration for its Life Sciences business. The products of the Life Sciences business require the initial manufacture of multiple batches to determine if quality standards can consistently be met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values acquired manufactured antibody inventory based on a three-year forecast. Inventory quantities in excess of the forecast are not valued due to uncertainty over salability.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance, goodwill is not amortized but is tested for impairment annually (on September 30) as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value of our reporting units was in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2020. There were no indicators of impairment of goodwill as of December 31, 2020.

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

During the fourth quarter ended September 30, 2020, we considered the COVID-19 pandemic as a triggering event in the assessment of recoverability of the indefinite-lived intangibles, and long-lived assets. We performed an impairment test as of September 30, 2020 and concluded that the fair value of intangibles and long-lived assets was not deemed to be impaired as of September 30, 2020.

There were no indicators of impairment of long-lived assets as of December 31, 2020.

Business segment information

The Company operates in three reportable segments: Global Logistics Services, Manufacturing and Life Sciences. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

Revenues and revenue recognition

The Company recognizes revenues in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC Topic 606”).

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

The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Generally, revenue is recorded on a gross basis when the Company is acting as principal and is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party. Revenue is recognized on a net basis when the Company is acting as agent and we do not have latitude in carrier selection or in establishing rates with the carrier.

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean freight, air freight, custom brokerage and trucking and other. A summary of the Company’s revenues disaggregated by major service lines for the three months ended December 31, 2020 and 2019 was as follows:

	Three Months Ended December 31,	Three Months Ended December 31,
Service Type	2020	2019
Ocean freight	$9,039	$5,857
Trucking and other	4,364	3,810
Customs brokerage	2,655	2,194
Air freight	6,202	4,218
Total	$22,260	$16,079

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

Income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding, excluding unvested restricted stock, during the period. Diluted net income (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or warrants or the vesting of restricted stock units. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

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

Non-employee share-based awards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions.

The Company adopted ASU 2018-07 on October 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended December 31, 2019.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company is required to purchase 20% per year of the mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. As of December 31, 2020, and September 30, 2020, the holder had not exercised the redemption rights.

On November 30, 2020, a minority owner of Indco exercised 7,000 options to purchase Indco’s common stock at an exercise price of $6.48 for an aggregate purchase price of $45.  Indco issued a related party promissory note in the amount of $45, which bears interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2023.  This note is included in security deposits and other long-term assets. The fair value of the 7,000 shares of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. As a result of the exercise of 7,000 options to purchase Indco’s stock the mandatorily redeemable non-controlling interest percentage was 9.32% as of December 31, 2020.

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
The Company adopted the new standards as of the beginning of the period of adoption, or effective October 1, 2019 using the modified retrospective transition method. The Company elected to use the package of practical expedients which allowed the Company to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously-recorded initial direct costs. For all existing operating leases as of October 1, 2019, the Company recorded operating lease right-of-use assets of $1,043 and corresponding lease liabilities of $1,060, with an offset to other liabilities of $17 to eliminate deferred rent on the consolidated balance sheets.

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

All significant lease arrangements after October 1, 2019 are recognized as right-of-use assets and lease liabilities at lease commencement. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of the future lease payments using the Company’s incremental borrowing rate.

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

Recently issued accounting pronouncements not yet adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This standard will be effective for us in the first quarter of fiscal year 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for us in the first quarter of fiscal 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures.

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

2.	ACQUISITIONS

Fiscal 2021 Acquisitions

Life Sciences

On December 4, 2020, through Aves, the Company completed a business combination whereby we acquired all of the membership interests of ImmunoChemistry Technologies, LLC (“ICT”) for the aggregate purchase price of $3,478, net of $105 cash received.  At closing, $1,628 was paid in cash and a promissory note in the amount of $1,850 was issued to the former owner. The Company recorded an aggregate of $1,721 in goodwill and $1,206 in other identifiable intangibles. The Company is still finalizing the valuation of assets acquired and liabilities assumed, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, fair value of accounts receivable and the goodwill balance. This acquisition was funded with cash provided by normal operations along with a note to the former owner. The results of operations of the acquired businesses are included in Janel’s consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations individually or in aggregate. ICT is a developer and manufacturer of cell viability assay kits, ELISA buffers and fluorescent reagents for use in research and diagnostics.  ICT was founded in 1994 and is headquartered in Bloomington, Minnesota. The acquisition of ICT was completed to expand our product offerings in our Life Sciences segment.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for ICT to the net tangible and identifiable intangible assets based on their estimated fair values. The Company’s preliminary valuation of assets acquired and liabilities assumed, and the fair value amounts noted are in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Fair Value
Accounts receivable	$177
Inventory	226
Prepaids and other current assets	3
Property & equipment, net	64
Intangibles - customer relationships	793
Intangibles - trademark	120
Intangibles - other	293
Goodwill	1,721
Accounts payable & accrued expenses	(24)
Purchase price, net of cash received	$3,373

Global Logistics Services

On December 31, 2020, through Janel Group, the Company completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with two U.S. locations. The aggregate purchase price for this acquisition was $1,282. At closing, $1,182 was paid in cash and $100 was placed in escrow for a period of twelve months for the purpose of securing the indemnification obligations of former stockholders. The Company recorded an aggregate of $285 in goodwill and $517 in other identifiable intangibles. The Company is still finalizing the valuation of assets acquired and liabilities assumed, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, fair value of accounts receivable or a change in the goodwill balance. This acquisition was funded with cash provided by normal operations along with a note to the former owner. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations individually or in aggregate. This acquisition was completed to expand our product offerings in our Global Logistics Services segment.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for this acquisition to the net tangible and identifiable intangible assets based on their estimated fair values. The Company’s preliminary valuation of assets acquired and liabilities assumed, and the fair value amounts noted are in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Fair Value
Accounts receivable	$573
Property & equipment, net	13
Intangibles – customer relationships	490
Intangibles - trademark	16
Intangibles - other	11
Goodwill	285
Accounts payable & accrued expenses	(106)
Purchase price	$1,282

Fiscal 2020 Acquisition

Effective July 23, 2020, through Janel Group, the Company acquired all of the outstanding common stock of a global logistics services provider with two U.S. locations for $132, net of $853 cash received. At closing, the former stockholder was paid $300 in cash and $194, $193 and $193 is due to the stockholder as deferred acquisition payments on the first, second and third anniversary of the closing date, respectively, and the Company assumed $135 in the form of a Paycheck Protection Program (PPP) loan. The Company recorded an aggregate of $506 in goodwill and $690 in other identifiable intangibles. This acquisition was funded with cash provided by normal operations along with a deferred acquisition payment due to the former stockholder. The results of operations of the acquired businesses are included in the Janel’s consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations individually or in aggregate.

3.	INVENTORY

Inventories consisted of the following:

	December 31, 2020	September 30, 2020
Finished Goods	$1,390	$1,246
Work-in-Process	1,285	1,406
Raw Materials	1,181	1,039
Gross Inventory	3,856	3,691
Less - Reserve for Inventory Valuation	(28)	(25)
Inventory Net	$3,828	$3,666

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	December 31, 2020	September 30, 2020	Life
Building and Improvements	$3,119	$3,096	15-30 Years
Land and Improvements	1,235	1,235	Indefinite
Furniture & Fixtures	285	282	3-7 Years
Computer Equipment	577	385	3-5 Years
Machinery & Equipment	1,143	1,288	3-15 Years
Leasehold Improvements	115	115	3-5 Years
	6,474	6,401
Less: Accumulated Depreciation	(1,450)	(1,424)
Property and equipment, net	$5,024	$4,977

Depreciation expense for the three months ended December 31, 2020 and 2019 was $86 and $55, respectively.

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	December 31, 2020	September 30, 2020	Life
Customer Relationships	$15,675	$14,392	15-24 Years
Trademarks / Names	1,836	1,820	1-20 Years
Trademarks / Names	571	451	Indefinite
Other	1,322	1,018	2-5 Years
	19,404	17,681
Less: Accumulated Amortization	(4,599)	(4,348)
Intangible assets, net	$14,805	$13,333

	December 31, 2020	September 30, 2020
Global Logistics Services	$8,160	$7,643
Manufacturing	7,700	7,700
Life Sciences	3,544	2,338
	19,404	17,681
Less: Accumulated Amortization	(4,599)	(4,348)
Intangible assets, net	$14,805	$13,333

Amortization expense for the three months ended December 31, 2020 and 2019 was $251 and $243, respectively.

6.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Global Logistics Services, Manufacturing and Life Sciences businesses.

The composition of the goodwill balance at December 31, 2020 and September 30, 2020 was as follows:

	December 31, 2020	September 30, 2020
Global Logistics Services	$6,446	$6,161
Manufacturing	5,046	5,046
Life Sciences	4,661	2,939
	$16,153	$14,146

7.	NOTES PAYABLE - BANKS

(A)	Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the “Janel Group Borrowers”), with the Company as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”). As amended in March 2018, November 2018, March 2020, July 2020 and December 2020, the Santander Facility currently provides that the Janel Group Borrowers can borrow up to $17,000 limited to 85% of the Janel Group Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrues on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers’ option, prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants. The Santander Facility matures on October 17, 2022, unless earlier terminated or renewed. As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

At September 30, 2020, outstanding borrowings under the Santander Facility were $8,447, and interest was accruing at an effective interest rate of 2.40%.

At December 31, 2020, outstanding borrowings under the Santander Facility were $10,827, and interest was accruing at an effective interest rate of 2.40%.

The Janel Group Borrowers were in compliance with the covenants defined in the Santander Loan Agreement at December 31, 2020 and September 30, 2020.

(B)	First Merchants Bank Credit Facility

On March 21, 2016, as amended in August 2019 and July 2020, Indco executed a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank with respect to a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan and a $680 mortgage loan (together, the “First Merchant Facility”).  Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Interest accrues on the mortgage loan at an annual rate of 4.19%. Indco’s obligations under the First Merchants Bank Facility are secured by all of Indco’s real property and other assets, and are guaranteed by Janel. Additionally, Janel’s guarantee of Indco’s obligations is secured by a pledge of Janel’s Indco shares. The term loan and revolving loan portions of the First Merchants Facility will expire on August 30, 2024, and the mortgage loan will mature on July 1, 2025 (subject to earlier termination as provided in the First Merchants Credit Agreement), unless renewed or extended.

As of September 30, 2020, there were no outstanding borrowings under the revolving loan, $4,349 of borrowings under the term loan, and $676 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 3.66% and 4.19%, respectively.

As of December 31, 2020, there were no outstanding borrowings under the revolving loan, $4,130 of borrowings under the term loan, and $671 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 3.64% and 4.19%, respectively.

Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both December 31, 2020 and September 30, 2020.

	December 31, 2020	September 30, 2020
Long-Term Debt *	$4,801	$5,025
Less Current Portion	(808)	(808)
	$3,993	$4,217

*
Under the First Merchant Credit Agreement, the term loan is due in monthly installments of $65 plus monthly interest, at LIBOR plus 2.75% to 3.5% per annum, and the mortgage loan is due in monthly installments of $4, including interest at 4.19%. The First Merchant Facility is collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

On June 21, 2018, as amended November 2019 and October 2, 2020, Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company (by succession), entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”), with respect to a $2,235 term loan (the “First Northern Term Loan”) which bears interest at an annual rate of 4.00% and matures on November 14, 2029. In addition, Antibodies has a $500 revolving credit facility with First Northern which currently bears interest at the annual rate of 4.0%, and matures on October 5, 2021 (the “First Northern Revolving Loan”). Antibodies also entered into a two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (“First Northern Solar Loan”) bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (“Generator Loan”) bearing interest at the annual rate of 4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan as December 31, 2020.

As of September 30, 2020, the total amount outstanding under the First Northern Term Loan was $2,192, of which $2,139 is included in long-term debt and $53 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of December 31, 2020, the total amount outstanding under the First Northern Term Loan was $2,187, of which $2,134 is included in long-term debt and $53 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2020, the total amount outstanding under the First Northern Solar Loan was $81, of which $76 is included in long-term debt and $5 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of December 31, 2020, the total amount outstanding under the First Northern Solar Loan was $99, of which $94 is included in long-term debt and $5 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of December 31, 2020, and September 30, 2020, there were no outstanding borrowings under the First Northern Revolving Loan.

	December 31, 2020	September 30, 2020
Long-Term Debt *	$2,286	$2,273
Less Current Portion	(57)	(58)
	$2,229	$2,215

*	Long-term debt is due in monthly installments of $12 plus monthly interest, at 4.18% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at December 31, 2020 and September 30, 2020.

8.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

Antibodies is the obligor on two 4% subordinated promissory notes (together, the “AB HoldCo Subordinated Promissory Notes”) payable to certain former shareholders of Antibodies.  Both of the AB HoldCo Subordinated Promissory Notes are guaranteed by the Company, are unsecured and are subordinate to the terms of the Company’s debt to any federal or state bank or other institutional lender.

Interest on the AB HoldCo Subordinated Promissory Notes is payable in arrears on the last business day of each calendar quarter, the full outstanding principal balance and accrued, unpaid interest are due on June 22, 2021 and may be prepaid, in whole or in part, without premium or penalty. As of December 31, 2020, the amount outstanding on the two AB HoldCo Subordinated Promissory Notes was $344, which is included in the current portion of subordinated promissory notes.

Janel Group is the obligor on a 6.75% subordinated promissory note (the “Honor Subordinated Promissory Note”) with a former owner of Honor Worldwide Logistics LLC (“Honor”). The Honor Subordinated Promissory Note is guaranteed by the Company. The Honor Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Honor Subordinated Promissory Note is payable in twelve equal consecutive quarterly installments of principal and interest of $42 each, on the last day of January, April, July and October beginning in January 2019. The outstanding principal and accrued and unpaid interest are payable on November 20, 2021 and  may be repaid, in whole or in part, without premium or penalty.  As of December 31, 2020, the amount outstanding under the Honor Subordinated Promissory Note was $161.

Aves is the obligor on a 0.5% subordinated promissory note in the amount of $1,850 issued to the former owner of ICT (the “ICT Subordinated Promissory Note”).  The ICT Subordinated Promissory Note is payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021, matures on March 21, 2025, and may be prepaid, in whole or in part, without premium or penalty.  The ICT Subordinated Promissory Note is guaranteed by the Company and is secured by the membership interests in ICT. The ICT Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility, First Merchants Bank Credit Facility and the First Norther Bank of Dixon. As of December 31, 2020, the amount outstanding under the ICT Subordinated Promissory Note was $1,850, of which $700 is included in the current portion of subordinated promissory notes and $1,150 is included in the long-term portion of subordinated promissory notes.

(In thousands)	December 31, 2020	September 30, 2020
Total Subordinated Promissory Notes	$2,355	$543
Less Current Portion of Subordinated Promissory Notes	(1,204)	(504)
Long Term Portion of Subordinated Promissory Notes	$1,151	$39

9.	SBA PAYCHECK PROTECTION PROGRAM LOANS

On April 19, 2020, the Company received a loan (the “Company PPP Loan”) in the aggregate amount of $2,726 from Santander, pursuant to the Paycheck Protection Program (the “PPP”) offered by the Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), Section 7(a)(36) of the Small Business Act, which was enacted March 27, 2020, as amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The Company PPP Loan matures on April 19, 2022 and bears interest at a rate of 1.00% per annum. Under the original terms, all principal and interest payments are deferred for six months from the date of the note.  The Paycheck Protection Flexibility Act of 2020 P.L. 116-142, extended the deferral period for loan payments to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. To the extent the Company PPP Loan is not forgiven, principal and interest payments in the amount of $153 are due monthly commencing on November 1, 2020. The Company may prepay the note at any time prior to maturity without penalty. The Company may only use funds from the Company PPP Loan for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, utilities and certain mortgage payments (“qualifying expenses”). The loan and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness before the end of the fiscal quarter ending March 31, 2021, the full amount of the loan may not be forgiven. Accordingly, we have recorded the full amount of the Company PPP Loan as debt.

On July 23, 2020, as part of the Atlantic Customs Brokers, Inc., (“ACB”) acquisition, the Company assumed a PPP Loan to ACB in the amount of $135 (the “ACB PPP Loan”).  The terms of the ACB PPP Loan are the same as the terms of the Company PPP Loan. While the Company currently believes that its use of the ACB PPP Loan proceeds will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness before the end of the fiscal quarter ending March 31, 2021, the full amount of the loan may not be forgiven. Accordingly, we have recorded the full amount of the ACB PPP Loan as debt.

As of December 31, 2020, and September 30, 2020, the total amount outstanding, including accrued interest, under the Company PPP Loan and ACB PPP Loan was $2,880 and $2,873, respectively of which $1,554 and $960, respectively, is included in long-term debt and $1,326 and $1,913, respectively, is included in current portion of long-term debt.

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

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis. On April 23, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. On September 25, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. The Company had 31 shares of Series B Stock outstanding as of December 31, 2020.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and increased by 1% beginning on January 1, 2019. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2020 and 2019 was 7% and 6%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $11,716 and $11,541 as of December 31, 2020 and September 30, 2020, respectively.

On September 13, 2020, the Company purchased 890 shares of the Series C Stock from an accredited investor at a purchase price of $500 per share, or an aggregate of $445. On September 29, 2020, the Company sold 650 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $325. Such shares issued on September 29, 2020 were sold in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

For the fiscal year ended September 30, 2020 the Company paid cash dividends of $55 to a holder of Series C Stock.  For the three months ended December 31, 2020 and for the fiscal year ended September 30, 2020, the Company declared dividends on Series C Stock of $174 and $675, respectively. At December 31, 2020 and September 30, 2020, the Company had accrued dividends of $1,835 and $1,661, respectively.

(B)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which was amended on May 8, 2018 as discussed in more detail in note 11. Under the 2017 Plan, as amended, (i) non-statutory stock options, (ii) restricted stock awards and (iii) stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. Participants and all terms of any awards under the 2017 Plan are at the discretion of the Company’s Compensation Committee of the board of directors.

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

Total stock-based compensation for the three months ended December 31, 2020 and 2019 amounted to $24 and $74, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Three Months Ended December 31, 2020
Risk-free Interest Rate	0.46%
Expected Option Term in Years	5.5-6.5
Expected Volatility	103.0% - 105.4%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$6.90 - $7.19

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2020	93,996	$5.76	5.24	$304.99
Granted	7,500	9.00	9.75	—
Exercised	(2,502)	8.58	—	—
Outstanding Balance at December 31, 2020	98,994	5.93	5.29	29.35
Exercisable on December 31, 2020	83,998	5.42	4.61	29.35

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at December 31, 2020 of $4.60 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2020, there was approximately $66 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

There were no non-employee options awarded, exercised or forfeited during the three-month period ended December 31, 2020.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2020	6,053	$4.13	6.0	$29.48
Outstanding Balance at December 31, 2020	6,053	4.13	5.75	2.84
Exercisable on December 31, 2020	6,053	4.13	5.75	2.84

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at December 31, 2020, of $4.60 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2020, there was no unrecognized compensation expense related to the vested stock options.

Liability classified share-based awards

During the three months ended December 31, 2020, 6,948 options were granted and 7,000 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Three Months Ended December 31, 2020
Risk-free Interest Rate	0.46%
Expected Option Term in Years	5.5 - 6.5
Expected Volatility	103.0% - 105.4%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$9.66 - $10.00

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2020	39,013	$9.24	6.81	$85.45
Granted	6,948	12.29	9.75	—
Exercised	(7,000)	6.48	—	—
Outstanding Balance at December 31, 2020	38,961	10.28	7.37	78.16
Exercisable on December 31, 2020	22,905	9.16	6.39	71.75

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at December 31, 2020 of $12.29 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $309 and $284 as of December 31, 2020 and September 30, 2020, respectively, and is included in other liabilities in the consolidated financial statement.  The compensation cost related to these options was approximately $15 and $19 for the three-month periods ended December 31, 2020 and 2019, respectively. The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

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

As of December 31, 2020, there was approximately $79 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the three months ended December 31, 2020, there were no shares of restricted stock granted. Under the 2017 Plan, each grant of restricted stock vests over a three-year period, and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

As of December 31, 2020, there was no unrecognized compensation cost related to non-employee unvested restricted stock.

As of December 31, 2020, and September 30, 2020, included in accrued expenses and other current liabilities was $306 which represents 35,000 shares of restricted stock that vested but were not issued.

12.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the three months ended December 31, 2020 and 2019 (in thousands, except share and per share data):

	For the Three Months Ended December 31,
	2020	2019
Income:
Net income (loss)	$255	$(120)
Preferred stock dividends	(174)	(151)
Net Income (loss) available to common stockholders	$81	$(271)

Common Shares:
Basic - weighted average common shares	935,936	865,275
Effect of dilutive securities:
Stock options	30,626	—
Restricted stock	—	—
Convertible preferred stock	310	—
Diluted - weighted average common stock	966,872	865,275

Income per Common Share:
Basic
Net income (loss)	$0.27	$(0.14)
Preferred stock dividends	(0.18)	(0.17)
Net Income (loss) available to common stockholders	$0.09	$(0.31)

Diluted
Net income (loss)	$0.26	$(0.14)
Preferred stock dividends	(0.18)	(0.17)
Net income (loss) available to common stockholders	$0.08	$(0.31)

The computation for the diluted number of shares excludes unvested restricted stock and unexercised stock options that are anti-dilutive. There were 6,363 dilutive shares and no anti-dilutive shares for the three-month periods ended December 31, 2020 and 2019, respectively.

Potentially dilutive securities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Employee Stock Options	98,994	114,496
Non-employee Stock Options	6,053	36,053
Employee Restricted Stock	—	5,000
Non-employee Restricted Stock	—	26,667
Convertible Preferred Stock	310	6,310
	105,357	188,526

13.	INCOME TAXES

The Company’s estimated fiscal 2021 and 2020 blended U.S. federal statutory corporate income tax rate of 31% and 41% was applied in the computation of the income tax provision for the three months ended December 31, 2020 and 2019.

The reconciliation of income tax computed at the Federal statutory rate to the (benefit) provision for income taxes is as follows:

	December 31, 2020	December 31, 2019
Federal taxes at statutory rates	$78	$(43)
Permanent differences	3	(15)
State and local taxes	34	(26)
	$115	$(84)

14.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company operates in three reportable segments: Global Logistics Services, Manufacturing and Life Sciences. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following table presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2020:

For the three months ended December 31, 2020	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$26,478	$22,260	$1,869	$2,349	$—
Forwarding expenses and cost of revenues	20,029	18,395	878	756	—
Gross profit	6,449	3,865	991	1,593	—
Selling, general and administrative	5,709	3,374	642	976	717
Amortization of intangible assets	251	—	—	—	251
Operating income (loss)	489	491	349	617	(968)
Interest expense	119	37	47	28	7
Identifiable assets	68,224	22,418	3,501	10,252	32,053
Capital expenditures	$55	$19	$12	$24	$—

The following table presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2019:

For the three months ended December 31, 2019	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$19,821	$16,079	$1,870	$1,872	$—
Forwarding expenses and cost of revenues	13,534	12,087	845	602	—
Gross profit	6,287	3,992	1,025	1,270	—
Selling, general and administrative	6,085	3,638	682	980	785
Amortization of intangible assets	243	—	—	—	243
Operating (loss) income	(41)	354	343	290	(1,028)
Interest expense (income)	163	66	72	27	(2)
Identifiable assets	56,777	17,926	2,148	9,766	26,937
Capital expenditures	$97	$47	$23	$27	$—

15.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

(D)	Concentration of Customers

No customer accounted for 10% or more of consolidated sales for the three months ended December 31, 2020 and 2019. No customer accounted for 10% or more of consolidated accounts receivable at December 31, 2020 and September 30, 2020.

(E)	COVID-19

The worldwide outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has impacted and may continue to impact our business operations, including employees, customers, financial condition, liquidity and cash flow for an extended period of time. In particular, we have experienced significant changes in demand among our various customers depending on their industry. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of nonessential businesses, which measures have adversely impacted our business operations in the fiscal year 2020. Although some of the states and foreign markets in which we operate have begun to reopen on a phased basis, the United States and other countries continue to struggle with rolling outbreaks of the virus.

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

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of December 31, 2020, the remaining terms of the Company’s operating leases were between one and 60 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three-month period ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Operating lease cost	$231	$200
Short-term lease cost	14	14
Total lease cost	$245	$214

Operating lease right-of-use assets, the current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of December 31, 2020 and September 30, 2020 were $2,630, $806 and $1,848 and $2,621, $720 and $1,924, respectively.

During the three months ended December 31, 2020, the Company entered into new operating leases and recorded an additional $164 in operating lease right-of-use assets and corresponding lease liabilities.

As of December 31, 2020, and September 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.1 years and 4.5% and 4.2 years and 4.6%, respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $872 for the three months ended December 31, 2020.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 are as follows:

2021	$805
2022	786
2023	537
2024	496
2025	247
Total undiscounted lease payments	2,871
Less: Imputed interest	(217)
Total lease obligations	$2,654

17.	SUBSEQUENT EVENTS

In January 2021, the Company applied for forgiveness of the ACB PPP Loan in accordance with the terms of the CARES Act.  The forgiveness application was approved by the SBA in February 2021.

In February 2021, the Company applied for forgiveness of the Company PPP Loan in accordance with the terms of the CARES Act.  The forgiveness application is subject to approval by the SBA, and no assurance can be given that any portion of the Company PPP Loan will be forgiven partially or in full.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto as of and for the three months ended December 31, 2020, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward – looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, the impact of the coronavirus on the worldwide economic conditions and on our businesses, our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; litigation, indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; the material weaknesses identified in our internal control over financial reporting; our dependence on key employees; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; risks related to our receipt of Paycheck Protection Program funding; competition faced by our global logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our global logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our global logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, or increase in the cost, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

OVERVIEW

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

A management group at the holding company level focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

Global Logistics Services

The Company’s Global Logistics Services segment is comprised of several wholly-owned subsidiaries (collectively, “Janel Group”). Janel Group is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, and other value-added logistics services.

On December 31, 2020, we completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with two U.S. locations on December 31, 2020.

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

Life Sciences

The Company’s Life Sciences segment, which is comprised of several wholly-owned subsidiaries, manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an original equipment manufacturer (“OEM”) basis.

On December 4, 2020, the Company, through its wholly-owned subsidiary Aves, acquired all of the membership interests of ImmunoChemistry Technologies, LLC (“ICT”).

On September 6, 2019, the Company, through its wholly-owned subsidiary Aves, acquired all of the equity interests of PhosphoSolutions, LLC and all of the stock of PhosphoSolutions, Inc (collectively, “Phospho”).

On July 1, 2019, we acquired the membership interests of a life sciences company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to revenue recognition, the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, deferred income taxes, potential impairment of goodwill and intangible assets with indefinite lives and long-lived assets impairment. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. Note 1 of the notes to consolidated financial statements included herein includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of certain accounting policies and estimates.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s consolidated statements of operations:

•	accounts receivable valuation;

•	the useful lives of long-term assets;

•	the accrual of costs related to ancillary services the Company provides;

•	accrual of tax expense on an interim basis;

•	inventory valuation; and

•	potential impairment of goodwill and intangible assets with indefinite lives, long-lived assets impairment.

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

Net Revenue

Net revenue is a non-GAAP measure calculated as total revenue less forwarding expenses attributable to the Company’s Global Logistics Services segment. Our total revenue represents the total dollar value of services and goods we sell to our customers. Forwarding expenses attributable to the Company’s Global Logistics Services segment refer to purchased transportation and related services including contracted air, ocean, rail, motor carrier and other costs. Total revenue can be influenced greatly by changes in transportation rates or other items, such as fuel prices, which we do not control. Management believes that providing net revenue and its related margin is useful to investors as net revenue is the primary indicator of our ability to source, add value and sell services and products that are provided by third parties, and we consider net revenue to be our primary performance measurement. The difference between the rate billed to our customers (the sell rate) and the rate we pay to the carrier (the buy rate) is termed “net revenue”, “yield” or “margin.” As presented, net revenue matches gross margin.

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

Results of Operations – Janel Corporation

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto.

Our condensed consolidated results of operations are as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Revenues	$26,478	$19,821
Forwarding expenses and cost of revenues	20,029	13,534
Gross profit	6,449	6,287
Operating expenses	5,960	6,328
Operating income (loss)	489	(41)
Net income (loss)	255	(120)
Adjusted operating income	978	496

Consolidated revenues for the three months ended December 31, 2020 were $26,478, or 33.6% higher than 2019. Revenues for our Global Logistics Services and Life Sciences segments increased, and revenues for our Manufacturing segment remained flat.

The Company’s net income for the three months ended December 31, 2020 totaled approximately $255 or $0.26 per diluted share, compared to net loss of approximately ($120) or ($0.14) per diluted share for the three months ended December 31, 2019.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended December 31,
(in thousands)	2020	2019
Operating income (loss)	$489	$(41)
Amortization of intangible assets(1)	251	243
Stock-based compensation(2)	24	74
Cost recognized on sale of acquired inventory (3)	214	220
Adjusted operating income	$978	$496

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

(3)
The Company has excluded the impact of cost on the sale of acquired inventory in connection with acquisitions as such adjustments represent non-cash items, are not consistent in amount and frequency and are significantly impacted by the timing and size of the Company’s acquisitions.

Results of Operations - Global Logistics Services – Three Months Ended December 31, 2020 and 2019

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Three Months Ended December 31,
(in thousands)	2020	2019
Revenue	$22,260	$16,079
Forwarding expenses	18,395	12,087
Net revenue	3,865	3,992
Net revenue margin	17.4%	24.8%
Selling, general and administrative expenses	3,374	3,638
Income from operations	$491	$354

Revenue

Total revenue for the three months ended December 31, 2020 was $22,260, as compared to $16,079 for the three months ended December 31, 2019, an increase of $6,181 or 38.4%. The increase in revenue was largely due to the rise in transportation rates due to capacity issues globally.

Forwarding Expenses

Forwarding expenses for the three months ended December 31, 2020 increased by $6,308, or 52.2%, to $18,395 as compared to $12,087 for the three months ended December 31, 2019. Forwarding expenses as a percentage of revenue were 82.6% and 75.2% for the three months ended December 31, 2020 and December 31, 2019, respectively. Similar to the revenue increase, the increase in forwarding expenses and forwarding expense as a percentage of revenue reflected higher transportation rates and increased expenses related to an acquisition.

Net Revenue and Net Revenue Margin

Net revenue for the three months ended December 31, 2020 was $3,865, a decrease of $127, or 3.2%, as compared to $3,992 for the three months ended December 31, 2019. This decrease was mainly the result of an approximately 10% organic decline for the quarter in our base business due to a global trade shift due to COVID partially offset by increased revenue as a result of an acquisition. Net revenue as a percentage of gross revenue decreased to 17.4% compared to 24.8% for the prior year period due to the increase in transportation rates versus the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2020 were $3,374, as compared to $3,638 for the three months ended December 31, 2019. This decrease of $264, or 7.3%, was largely attributed to cost reductions partially offset by the additional expenses from businesses acquired versus the prior year period. As a percentage of revenue, selling, general and administrative expenses were 15.2% and 22.6% of revenue for the three months ended December 31, 2020 and 2019, respectively.

Income from Operations

Income from operations before income taxes increased to $491 for the three months ended December 31, 2020, as compared to $354 for the three months ended December 31, 2019, an increase of $137, or 39.0%. Income from operations increased as a result of cost reductions and an acquisition during the three months ended December 31, 2019. Our operating margin as a percentage of net revenue for the three months ended December 31, 2020 was 12.7%, versus 8.9%, in the prior year period.

Results of Operations - Manufacturing – Three Months Ended December 31, 2020 and 2019

The Company’s Manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended December 31,
(in thousands)	2020	2019
Revenue	$1,869	$1,870
Cost of sales	878	845
Gross profit	991	1,025
Gross profit margin	53.0%	54.8%
Selling, general and administrative expenses	642	682
Income from Operations	$349	$343

Revenue

Total revenue was $1,869 and $1,870 for the three months ended December 31, 2020 and 2019, respectively, as the business remained relatively flat compared to prior year period.

Cost of Sales

Cost of sales was $878 and $845 for the three months ended December 31, 2020 and 2019, respectively, an increase of $33, or 4%, due to product mix.

Gross Profit and Gross Profit Margin

Gross profit was $991 and $1,025 for the three months ended December 31, 2020 and 2019, respectively. Gross profit margin for the three months ended December 31, 2020 and 2019 was 53.0% and 54.8%, respectively, as the mix of business shifted slightly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $642 and $682 for the three months ended December 31, 2020 and 2019, respectively, a decrease of $40 or 5.8%, due to expense control.

Income from Operations

Income from operations was $349 for the three months ended December 31, 2020 compared to $343 for the three months ended December 31, 2019, representing a 1.8% increase from the prior year period. Revenue for the first quarter of fiscal 2021 remained generally consistent with the prior year period.

Results of Operations – Life Sciences – Three Months Ended December 31, 2020 and 2019

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Life Sciences – Selected Financial Information:

	Three Months Ended December 31,
(in thousands)	2020	2019
Revenue	$2,349	$1,872
Cost of sales	542	382
Cost recognized upon sale of acquired inventory	214	220
Gross profit	1,593	1,270
Gross profit margin	67.8%	67.8%
Selling, general and administrative expenses	976	980
Income from Operations	$617	$290

Revenue

Total revenue was $2,349 and $1,872 for the three months ended December 31, 2020 and 2019, respectively, an increase of $477 or 25.5%. The increase was driven primarily by organic growth as the Life Sciences business experienced a recovery from the COVID-led slow down, as well as the introduction of new products and services.

Cost of Sales and Cost Recognized Upon Sale of Acquired Inventory

Cost of sales was $542 and $382 for the three months ended December 31, 2020 and 2019, respectively an increase of $160 or 41.9%, primarily as a result of business growth.  Cost recognized upon sale of acquired inventory was $214 and $220 for the three months ended December 31, 2020 and 2019, respectively, a decrease of $6 or 2.7%, due to some acquired inventory being fully amortized.

Gross Profit and Gross Profit Margin

Gross profit was $1,593 and $1,270 for the three months ended December 31, 2020 and 2019, respectively, an increase of $323 or 25.4%. In each of the three months ended December 31, 2020 and 2019, the Life Sciences segment had a gross profit margin of 67.8% as business improved and product mix was consistent period to period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $976 and $980 for the three months ended December 31, 2020 and 2019, respectively, a decrease of $4 or generally consistent with the prior year period.

Income from Operations

Income from operations for the three months ended December 31, 2020 and 2019 was $617 and $290, an increase of $327 or 112.8%, largely due to organic business growth and favorable operating leverage.

Results of Operations – Corporate and other – Three Months Ended December 31, 2020 and 2019

Below is a reconciliation of income from operations segments to net (loss) available to common stockholders
	December 31,
(in thousands)	2020	2019
Total income from operating segments	$1,457	$987
Administrative expenses	(707)	(730)
Amortization expense	(251)	(243)
Stock-based compensation	(10)	(55)
Total Corporate expenses	(968)	(1,028)
Interest expense	(119)	(163)
Net income (loss) before taxes	370	(204)
Income tax (expense) benefit	(115)	84
Net income (loss)	255	(120)
Preferred stock dividends	(174)	(151)
Net Income (Loss) Available to Common Stockholders	$81	$(271)

Total Corporate Expenses

Total corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $60, or by 5.8%, to $968 in the three months ended December 31, 2020 as compared to $1,028 for the three months ended December 31, 2019. The decrease was primarily due to lower professional expenses and stock-based compensation, partially offset by higher amortization of intangible asset expense.

Interest Expense

Interest expense for the consolidated company decreased $44, or 27.0%, to $119 for the three months ended December 31, 2020 from $163 for the three months ended December 31, 2019 as a result of lower rates.

Income Taxes

On a consolidated basis, the Company recorded an income tax expense of $115 for the three months ended December 31, 2020, as compared to an income tax benefit of $84 for the three months ended December 31, 2019. The increase was primarily due to the increase in pretax income. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”). For the three months ended December 31, 2020 and 2019, preferred stock dividends were $174 and $151, respectively, representing an increase of $23, or 15%.  The increase in preferred stock dividends was the result of the increase in dividend rate as of January 1, 2020 to 7% from 6%, partially offset by a lower number of shares of Series C Stock outstanding. See note 10 to the consolidated financial statements for additional information.

Net Income (Loss)

Net income was $255, or $0.26 per diluted share, for the three months ended December 31, 2020 compared to net loss of ($120), or ($0.14) per diluted share, for the three months ended December 31, 2019. The increase was primarily due to higher revenues and gross profit and lower selling, general and administrative expenses across our operating segments.

Income (Loss) Available to Common Shareholders

Income available to holders of common shares was $81, or $0.08 per diluted share, for the three months ended December 31, 2020 compared to loss available to holders of common shares of ($271), or ($0.31) per diluted share, for the three months ended December 31, 2019. The increase primarily was due to higher gross profit and lower selling, general and administrative expenses across our operating segments.

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

The COVID-19 pandemic has negatively impacted our liquidity and cash flows. As discussed in greater detail in note 9 to the consolidated financial statements, on April 19, 2020, we entered into a loan agreement with Santander and executed a U.S. Small Business Administration note pursuant to which we borrowed $2,726 from Santander pursuant to the PPP under the Cares Act, Section 7(a)(36) of the Small Business Act in order to be able to continue to cover our payroll costs, group health care benefits, mortgage payments, rent and utilities. The duration and magnitude of the pandemic is not reasonably estimable at this point, and if the pandemic persists, our liquidity and capital resources could be further negatively impacted.

Our subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, we do not make significant capital expenditures. Janel’s cash flow performance for the 2021 fiscal year is not necessarily indicative of future cash flow performance. As of December 31, 2020, the Company’s cash and working capital deficiency (current assets minus current liabilities) were $1,832 and $12,262, respectively. As of September 30, 2020, the Company’s cash and working capital deficiency (current assets minus current liabilities) were $3,349 and $10,372, respectively. Compared with the prior year period, the Company’s cash and cash equivalents decreased $1,517, or 45%, and its working capital deficiency (current assets minus current liabilities) increased $1,890, or 18%. The decrease in cash and increase in working capital deficiency was primarily the result of acquisitions and slower accounts receivables collections.

Cash flows from operating activities

Net cash used in operating activities for the three months ended December 31, 2020 and 2019 was ($812) and ($789), respectively. The increase in cash used in operations for the three months ended December 31, 2020 compared to the prior year period was driven principally by the timing of cash collections for accounts receivables and cash payments on accounts payables.

Cash flows from investing activities

Net cash used in investing activities totaled $2,861 for the three months ended December 31, 2020, versus $97 for the prior year period. The Company used $2,806 for the acquisition of two businesses and $55 for the acquisition of property and equipment for the three months ended December 31, 2020 compared to $97 for the acquisition of property and equipment for the three months ended December 31, 2019.

Cash flows from financing activities

Net cash provided by financing activities was $2,156 for the three months ended December 31, 2020, versus $330 provided by financing activities for the three months ended December 31, 2019. Net cash provided by financing activities for the three months ended December 31, 2020 primarily included funds from our line of credit partially off-set by repayments of term loans.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because a material weaknesses in the Company’s internal control over financial reporting existed at September 30, 2018 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  These material weaknesses in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

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

The Life Science Segment had a lack of documentation and/or controls over the following:

•          order entry, invoicing, collections and timeliness of revenue recognition in accordance with ASC Topic 606, Revenue from Contracts with Customers – Principal Agent Consideration (“ASC Topic 606”),

•          financial close process,

•          inventory management and valuation of inventory, and

•          information technology controls.

•          accounting manager’s administrative access to financial accounting software and banking portal, roles and responsibilities around significant processes including financial close without independent review or back-up results in segregation of duties issue,

•          lack of formal evidence pertaining to month-end closing activities (i.e., journal entry review, account reconciliations, closing checklists, budget to actual analysis, review of financial package, inventory account analysis, etc.), and

•          lack of review of sales orders including pricing, lack of revenue cut off procedures and lack of inventory valuation controls, inventory counts and reconciliation to general ledger.

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

Global Logistics Services

In connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year 2020, management identified certain material weaknesses as of September 30, 2020 related to our Global Logistics Services segment. In particular, the Company had inadequate controls over the following:

•          no formal management review controls in place to ensure correct revenue file types and charge codes are used for all jobs and are designed specifically to address ASC Topic 606,

•          management did not have an effective process or control in place to perform an assessment of gross versus net revenue recognition criteria in accordance with ASC Topic 606, and

•          during the three months ended June 30, 2020, management identified an additional material weakness related to the prevention and timely detection of funds transfers to an unauthorized account, for which remediation actions have been undertaken as more fully described below.

Corporate

In connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year 2020, management identified certain material weaknesses as of September 30, 2020 related to our Corporate office.  In particular, the Company had inadequate controls over a lack of segregation of duties between chief financial officer and corporate accountant regarding:

•          administrative access to financial accounting software and banking portal and the

•          the financial close process.

Remediation Plan

We have engaged an external consultant to assist in the development and execution of a plan to remediate the material weaknesses noted related to our Life Sciences segment noted above. This process includes review of our controls and implementation of a new enterprise resource planning system which commenced during the first quarter of fiscal 2021 and is expected to be fully implemented by the second quarter of fiscal 2021.

In addition, we have developed and are executing on our plan to remediate our material weaknesses in connection with the information technology controls and have expanded our in-house expertise on information technology general controls, as well as continuing to consult with external third parties. We have implemented improved information technology general controls, including segregation of duties, user access, change management, data back-ups and review of SOC 1 and 2 reports from critical vendors on a consistent basis. This process commenced during the fourth quarter of fiscal 2020 and is ongoing.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2020 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended December 31, 2020. In addition, there were no shares of common stock purchased by us during the three months ended December 31, 2020.

ITEM 6.	EXHIBIT INDEX

10.1
Consent, Joinder and Fifth Amendment to the Loan and Security Agreement dated as of December 4, 2020 by and among Janel Group, Inc., Atlantic Customs Brokers, Inc., Janel Corporation and Santander Bank, N.A.

10.2	Subscription Agreement for sale of Series C Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 for the three months ended December 31, 2020 and 2019 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2020 and September 30, 2020, (ii) Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2021	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 11, 2021	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary