Form 10-Q
period 2021-03-31
JANEL CORP
filed 2021-05-10
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 10, 2021 was 901,154.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended March 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2021	September 30, 2020
ASSETS
Current Assets:
Cash	$3,509	$3,349
Accounts receivable, net of allowance for doubtful accounts	24,310	20,245
Inventory, net	3,689	3,666
Prepaid expenses and other assets	446	433
Total current assets	31,954	27,693
Property and Equipment, net	4,965	4,977
Other Assets:
Intangible assets, net	14,750	13,333
Goodwill	15,955	14,146
Operating lease right of use asset	2,456	2,621
Security deposits and other long-term assets	301	265
Total other assets	33,462	30,365
Total assets	$70,381	$63,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$11,561	$8,447
Accounts payable – trade	22,772	20,769
Accrued expenses and other current liabilities	3,241	3,007
Dividends payable	2,030	1,661
Current portion of Paycheck Protection Program (PPP) loan	1,068	1,913
Current portion of deferred acquisition payments	176	178
Current portion of subordinated promissory note-related party	1,145	504
Current portion of long-term debt	866	866
Current portion of operating lease liabilities	809	720
Total current liabilities	43,668	38,065
Other Liabilities:
Long-term debt	5,947	6,432
Long-term portion of Paycheck Protection Program (PPP) loan	1,683	960
Subordinated promissory notes-related party	934	39
Long-term portion of deferred acquisition payments	374	372
Mandatorily redeemable non-controlling interest	690	604
Deferred income taxes	1,822	1,569
Long-term operating lease liabilities	1,671	1,924
Other liabilities	385	388
Total other liabilities	13,506	12,288
Total liabilities	57,174	50,353
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized, 31 shares issued and outstanding	—	—
Series C 20,000 shares authorized and 20,000 shares issued and 19,760 outstanding at March 31, 2021 and September 30, 2020, liquidation value of $11,911 and $11,541 at March 31, 2021 and September 30, 2020, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 921,154 issued and 901,154 outstanding as of March 31, 2021 and 918,652 issued and 898,652 outstanding as of September 30, 2020	1	1
Paid-in capital	14,278	14,604
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated deficit	(832)	(1,683)
Total stockholders' equity	13,207	12,682
Total liabilities and stockholders' equity	$70,381	$63,035

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue	$30,142	$19,121	$56,620	$38,942
Forwarding expenses and cost of revenues	22,593	13,125	42,622	26,659
Gross profit	7,549	5,996	13,998	12,283
Cost and Expenses:
Selling, general and administrative	6,415	6,584	12,124	12,669
Amortization of intangible assets	293	243	544	486
Total Costs and Expenses	6,708	6,827	12,668	13,155
Income (Loss) from Operations	841	(831)	1,330	(872)
Other Items:
Interest expense net of interest income	(158)	(141)	(277)	(304)
Gain on Paycheck Protection Program loan forgiveness	135	-	135	-
Income (Loss) Before Income Taxes	818	(972)	1,188	(1,176)
Income tax (expense) benefit	(222)	35	(337)	119
Net Income (Loss)	596	(937)	851	(1,057)
Preferred stock dividends	(195)	(175)	(369)	(326)
Net Income (Loss) Available to Common Stockholders	$401	$(1,112)	$482	$(1,383)

Net income (loss) per share
Basic	$0.64	$(1.08)	$0.91	$(1.22)
Diluted	$0.61	$(1.08)	$0.87	$(1.22)
Net income (loss) per share attributable to common stockholders:
Basic	$0.42	$(1.29)	$0.51	$(1.60)
Diluted	$0.41	$(1.29)	$0.49	$(1.60)
Weighted average number of shares outstanding:
Basic	936,154	865,985	936,045	865,630
Diluted	983,784	865,985	975,328	865,630

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY

	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2020	19,791	$-	918,652	$1	$14,604	20,000	$(240)	$(1,683)	$12,682
Net Income	-	-	-	-	-	-	-	255	255
Dividends to preferred stockholders	-	-	-	-	(174)	-	-	-	(174)
Stock-based compensation	-	-	-	-	10	-	-	-	10
Stock option exercise	-	-	2,502	-	21	-	-	-	21
Balance - December 31, 2020	19,791	$-	921,154	$1	$14,461	20,000	$(240)	$(1,428)	$12,794
Net Income	-	-	-	-	-	-	-	596	596
Dividends to preferred stockholders	-	-	-	-	(195)	-	-	-	(195)
Stock-based compensation	-	-	-	-	12	-	-	-	12
Balance - March 31, 2021	19,791	$-	921,154	$1	$14,278	20,000	$(240)	$(832)	$13,207

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY

	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2019	20,631	$-	863,812	$1	$15,075	20,000	$(240)	$42	$14,878
Net Loss	-	-	-	-	-	-	-	(120)	(120)
Dividends to preferred stockholders	-	-	-	-	(151)	-	-	-	(151)
Stock-based compensation	-	-	-	-	55	-	-	-	55
Stock option exercise	-	-	3,840	-	31	-	-	-	31
Balance - December 31, 2019	20,631	$-	867,652	$1	$15,010	20,000	$(240)	$(78)	$14,693
Net Loss	-	-	-	-	-	-	-	(937)	(937)
Dividends to preferred stockholders	-	-	-	-	(175)	-	-	-	(175)
Stock-based compensation	-	-	-	-	56	-	-	-	56
Balance - March 31, 2020	20,631	$-	867,652	$1	$14,891	20,000	$(240)	$(1,015)	$13,637

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$851	$(1,057)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for uncollectible accounts	(28)	164
Depreciation	175	92
Deferred income tax provision	252	(183)
Amortization of intangible assets	544	486
Amortization of acquired inventory valuation	505	447
Amortization of loan costs	5	14
Stock-based compensation	54	149
Gain on Paycheck Protection Program loan forgiveness	(135)	—
Changes in fair value of mandatorily redeemable noncontrolling interest	86	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,288)	7,510
Inventory	(302)	(254)
Prepaid expenses and current assets	(13)	182
Security deposits and other long-term assets	(32)	(166)
Accounts payable and accrued expenses	2,042	(6,166)
Other liabilities	(2)	(9)
Net cash provided by operating activities	714	1,209
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(85)	(131)
Acquisitions, net of cash acquired	(2,874)	(116)
Net cash used in investing activities	(2,959)	(247)
Cash Flows From Financing Activities:
Repayments of term loan	(476)	(282)
Proceeds from stock option exercise	21	31
Line of credit, proceeds, net	3,115	(873)
Repayment of subordinated promissory notes	(255)	(73)
Net cash provided by (used in) in financing activities	2,405	(1,197)
Net increase (decrease) in cash	160	(235)
Cash at beginning of the period	3,349	2,163
Cash at end of period	$3,509	$1,928

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$210	$309
Income taxes	$16	$9
Non-cash operating activities:
Gain on Paycheck Protection Program loan forgiveness	$135	$—
Non-cash investing activities:
Due to seller 338 election	$30	$—
Subordinated promissory notes of ICT	$1,760	$—
Non-cash financing activities:
Dividends declared to preferred stockholders	$369	$326

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of March 31, 2021 and September 30, 2020 was $415 and $496, respectively.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance, goodwill is not amortized but is tested for impairment annually (on September 30) as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value of our reporting units was in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2020. There were no indicators of impairment of goodwill as of March 31, 2021.

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

There were no indicators of impairment of long-lived assets as of March 31, 2021.

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

Revenues and revenue recognition

The Company recognizes revenues in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC Topic 606”).

Global Logistics Services

Revenue Recognition

Revenue is recognized upon transfer of control of promised services to customers. With respect to its Global Logistics Services segment, the Company has determined that, in general, each shipment transaction or service order constitutes a separate contract with the customer. When the Company provides multiple services to a customer, different contracts may be present for different services.

The Company typically satisfies its performance obligations as services are rendered at a point in time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed at a point in time during the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one- to two-month period.

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

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean freight, air freight, custom brokerage and trucking and other. A summary of the Company’s revenues disaggregated by major service lines for the three and six months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,	Three Months Ended March 31,	Six Months Ended March 31,	Six Months Ended March 31,
Service Type	2021	2020	2021	2020
Ocean freight	$11,435	$5,880	$20,474	$11,737
Trucking and other	4,747	2,653	9,111	6,462
Customs brokerage	3,320	3,111	5,975	5,305
Air freight	4,871	3,684	11,073	7,903
Total	$24,373	$15,328	$46,633	$31,407

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

Non-employee share-based awards

Nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holder. The Company is required to purchase 20% per year of the mandatorily redeemable non-controlling interest at the option of the holder beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. As of March 31, 2021 and September 30, 2020, the holder had not exercised the redemption rights.

On November 30, 2020, a minority owner of Indco exercised 7,000 options to purchase Indco’s common stock at an exercise price of $6.48 for an aggregate purchase price of $45.  Indco issued a related party promissory note in the amount of $45, which bears interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2023.  This note is included in security deposits and other long-term assets. The fair value of the 7,000 shares of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. As a result of the exercise of 7,000 options to purchase Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 9.32% as of March 31, 2021.

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

Fiscal 2021 Acquisitions

Life Sciences

On December 4, 2020, through Aves, the Company completed a business combination whereby we acquired all of the membership interests of ImmunoChemistry Technologies, LLC for an aggregate purchase price of $3,419, net of $105 cash received.  At closing, $1,628 was paid in cash and a promissory note in the amount of $1,850 was issued to the former owner. The Company recorded the present value of $1,760 for the promissory note. The Company recorded an aggregate of $1,438 in goodwill and $1,430 in other identifiable intangibles. Subsequent to closing, the Company recorded an additional $30 purchase price adjustment related to an I.R.S Code Section 338(h)(10) election that was made in connection with the ICT acquisition.  The ICT acquisition will be treated as an asset purchase for income tax purposes, which will allow for the tax deduction of ICT’s goodwill. The Company is still finalizing the valuation of assets acquired and liabilities assumed, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, fair value of accounts receivable and the goodwill balance. This acquisition was funded with cash provided by normal operations along with a note to the former owner. The results of operations of the acquired businesses are included in Janel’s consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. ICT is a developer and manufacturer of cell viability assay kits, ELISA buffers and fluorescent reagents for use in research and diagnostics.  ICT was founded in 1994 and is headquartered in Bloomington, Minnesota. The acquisition of ICT was completed to expand our product offerings in our Life Sciences segment.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for ICT to the net tangible and identifiable intangible assets based on their estimated fair values. The Company’s preliminary valuation of assets acquired and liabilities assumed, and the fair value amounts noted, are reflected in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Fair Value
Accounts receivable	$177
Inventory	226
Prepaids and other current assets	3
Property & equipment, net	64
Intangibles - customer relationships	1,360
Intangibles - trademark	70
Goodwill	1,438
Accounts payable & accrued expenses	(24)
Purchase price, net of cash received	$3,314

Global Logistics Services

On December 31, 2020, through Janel Group, the Company completed a business combination whereby we acquired substantially all of the assets and certain liabilities of a global logistics services provider with two U.S. locations. The aggregate purchase price for this acquisition was $1,282. At closing, $1,182 was paid in cash and $100 was placed in escrow for a period of twelve months for the purpose of securing the indemnification obligations of former stockholders. The Company recorded an aggregate of $304 in goodwill and $531 in other identifiable intangibles. The Company is still finalizing the valuation of assets acquired and liabilities assumed, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, fair value of accounts receivable or a change in the goodwill balance. This acquisition was funded with cash provided by normal operations, funds availble under the Santander Credit Facility along with a note to the former owner. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. This acquisition was completed to expand our product offerings in our Global Logistics Services segment.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for this acquisition to the net tangible and identifiable intangible assets based on their estimated fair values. The Company’s preliminary valuation of assets acquired and liabilities assumed, and the fair value amounts noted, are reflected in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Fair Value
Accounts receivable	$573
Property & equipment, net	13
Intangibles – customer relationships	480
Intangibles - trademark	20
Intangibles - other	31
Goodwill	304
Accounts payable & accrued expenses	(139)
Purchase price	$1,282

Fiscal 2020 Acquisition

Effective July 23, 2020, through Janel Group, the Company acquired all of the outstanding common stock of Atlantic Customs Brokers, Inc. (“ACB”), a global logistics services provider with two U.S. locations for $132, net of $853 cash received. At closing, the former stockholder was paid $300 in cash and $194, $193 and $193 is due to the stockholder as deferred acquisition payments on the first, second and third anniversary of the closing date, respectively, and the Company assumed $135 in the form of a Paycheck Protection Program (PPP) loan. In February 2021, the Company was informed that the PPP loan had been forgiven by the U.S. Small Business Administration. Consistent with the terms of the stock purchase arrangement, the Company paid the former owner $68 upon forgiveness of the PPP loan.  The Company recorded an aggregate of $573 in goodwill and $690 in other identifiable intangibles. This acquisition was funded with cash provided by normal operations along with a deferred acquisition payment due to the former stockholder. The results of operations of the acquired businesses are included in the Janel’s consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations individually or in aggregate.

3.	INVENTORY

Inventories consisted of the following:

	March 31, 2021	September 30, 2020
Finished Goods	$1,418	$1,246
Work-in-Process	1,043	1,406
Raw Materials	1,259	1,039
Gross Inventory	3,720	3,691
Less - Reserve for Inventory Valuation	(31)	(25)
Inventory, Net	$3,689	$3,666

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	March 31, 2021	September 30, 2020	Life
Building and Improvements	$3,120	$3,096	15-30 Years
Land and Improvements	1,247	1,235	Indefinite
Furniture & Fixtures	232	282	3-7 Years
Computer Equipment	571	385	3-5 Years
Machinery & Equipment	1,207	1,288	3-15 Years
Leasehold Improvements	105	115	3-5 Years
	6,482	6,401
Less: Accumulated Depreciation	(1,517)	(1,424)
Property and equipment, net	$4,965	$4,977

Depreciation expense for the six months ended March 31, 2021 and 2020 was $175 and $92, respectively.

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	March 31, 2021	September 30, 2020	Life
Customer Relationships	$16,232	$14,392	15-24 Years
Trademarks / Names	1,840	1,820	1-20 Years
Trademarks / Names	521	451	Indefinite
Other	1,049	1,018	2-5 Years
	19,642	17,681
Less: Accumulated Amortization	(4,892)	(4,348)
Intangible assets, net	$14,750	$13,333

	March 31, 2021	September 30, 2020
Global Logistics Services	$8,174	$7,643
Manufacturing	7,700	7,700
Life Sciences	3,768	2,338
	19,642	17,681
Less: Accumulated Amortization	(4,892)	(4,348)
Intangible assets, net	$14,750	$13,333

Amortization expense for the six months ended March 31, 2021 and 2020 was $544 and $486, respectively.

6.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Global Logistics Services, Manufacturing and Life Sciences businesses.

The composition of the goodwill balance at March 31, 2021 and September 30, 2020 was as follows:

	March 31, 2021	September 30, 2020
Global Logistics Services	$6,532	$6,161
Manufacturing	5,046	5,046
Life Sciences	4,377	2,939
	$15,955	$14,146

7.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

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

At March 31, 2021, outstanding borrowings under the Santander Facility were $11,561, and interest was accruing at an effective interest rate of 3.0%.

The Janel Group Borrowers were in compliance with the covenants contained in the Santander Loan Agreement at March 31, 2021 and September 30, 2020.

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

As of March 31, 2021, there were no outstanding borrowings under the revolving loan, $3,875 of borrowings under the term loan, and $665 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 3.62% and 4.19%, respectively.

Indco was in compliance with the covenants contained in the First Merchants Credit Agreement at both March 31, 2021 and September 30, 2020.

	March 31, 2021	September 30, 2020
Long-Term Debt *	$4,540	$5,025
Less Current Portion	(808)	(808)
	$3,732	$4,217

*
Under the First Merchant Credit Agreement, the term loan is due in monthly installments of $65 plus monthly interest, at LIBOR plus 2.75% to 3.5% per annum, and the mortgage loan is due in monthly installments of $4, including interest at 4.19%. The First Merchant Facility is collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

On June 21, 2018, as amended November 2019 and October 2, 2020, Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company (by succession), entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”), with respect to a $2,235 term loan (the “First Northern Term Loan”) which bears interest at an annual rate of 4.00% and matures on November 14, 2029. In addition, Antibodies has a $500 revolving credit facility with First Northern which currently bears interest at the annual rate of 4.0%, and matures on October 5, 2021 (the “First Northern Revolving Loan”). Antibodies also entered into a two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (“First Northern Solar Loan”) bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (“Generator Loan”) bearing interest at the annual rate of 4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan as March 31, 2021.

As of September 30, 2020, the total amount outstanding under the First Northern Term Loan was $2,192, of which $2,139 is included in long-term debt and $53 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of March 31, 2021, the total amount outstanding under the First Northern Term Loan was $2,166, of which $2,112 is included in long-term debt and $54 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2020, the total amount outstanding under the First Northern Solar Loan was $81, of which $76 is included in long-term debt and $5 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of March 31, 2021, the total amount outstanding under the First Northern Solar Loan was $107, of which $103 is included in long-term debt, and $4 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of March 31, 2021, and September 30, 2020, there were no outstanding borrowings under the First Northern Revolving Loan.

	March 31, 2021	September 30, 2020
Long-Term Debt *	$2,273	$2,273
Less Current Portion	(58)	(58)
	$2,215	$2,215

*	Long-term debt is due in monthly installments of $12 plus monthly interest, at 4.18% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

The Company was in compliance with the covenants contained in the First Northern Loan Agreement at March 31, 2021 and September 30, 2020.

8.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

Antibodies is the obligor on two 4% subordinated promissory notes (together, the “AB HoldCo Subordinated Promissory Notes”) payable to certain former shareholders of Antibodies.  Both of the AB HoldCo Subordinated Promissory Notes are guaranteed by the Company, are unsecured and are subordinate to the terms of the Company’s debt to any federal or state bank or other institutional lender.

Interest on the AB HoldCo Subordinated Promissory Notes is payable in arrears on the last business day of each calendar quarter, the full outstanding principal balance and accrued, unpaid interest are due on June 22, 2021 and may be prepaid, in whole or in part, without premium or penalty. As of each of March 31, 2021 and September 30, 2020, the amount outstanding on the two AB HoldCo Subordinated Promissory Notes was $344, which is included in the current portion of subordinated promissory notes.

Janel Group is the obligor on a 6.75% subordinated promissory note (the “Honor Subordinated Promissory Note”) with a former owner of Honor Worldwide Logistics LLC (“Honor”). The Honor Subordinated Promissory Note is guaranteed by the Company. The Honor Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Honor Subordinated Promissory Note is payable in twelve equal consecutive quarterly installments of principal and interest of $42 each, on the last day of January, April, July and October beginning in January 2019. The outstanding principal and accrued and unpaid interest are payable on November 20, 2021 and may be repaid, in whole or in part, without premium or penalty.  As of March 31, 2021, the total amount outstanding under the Honor Subordinated Promissory Note was $121 which is included in the current portion of subordinated promissory notes.  As of September 30, 2020, the total amount outstanding under the Honor Subordinated Promissory Note was $199, of which $160 is included in the current portion of subordinated promissory notes and $39 is included in long-term portion of subordinated promissory notes.

Aves is the obligor on a 0.5% subordinated promissory note in the amount of $1,850 issued to the former owner of ICT (the “ICT Subordinated Promissory Note”).  The ICT Subordinated Promissory Note is payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021, matures on March 21, 2025, and may be prepaid, in whole or in part, without premium or penalty.  The ICT Subordinated Promissory Note is guaranteed by the Company and is secured by the membership interests in ICT. The ICT Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility, First Merchants Bank Credit Facility and the First Northern Bank of Dixon. As of March 31, 2021, the amount outstanding under the ICT Subordinated Promissory Note was $1,614, of which $680 is included in the current portion of subordinated promissory notes and $934 is included in the long-term portion of subordinated promissory notes.

(In thousands)	March 31, 2021	September 30, 2020
Total Subordinated Promissory Notes-related party	$2,079	$543
Less Current Portion of Subordinated Promissory Notes-related party	(1,145)	(504)
Long Term Portion of Subordinated Promissory Notes-related party	$934	$39

9.	SBA PAYCHECK PROTECTION PROGRAM LOANS

On April 19, 2020, the Company received a loan (the “Company PPP Loan”) in the aggregate amount of $2,726 from Santander, pursuant to the Paycheck Protection Program (the “PPP”) offered by the Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), Section 7(a)(36) of the Small Business Act, which was enacted March 27, 2020, as amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The Company PPP Loan matures on April 19, 2022 and bears interest at a rate of 1.00% per annum. Under the original terms, all principal and interest payments are deferred for six months from the date of the note.  The Paycheck Protection Flexibility Act of 2020 P.L. 116-142, extended the deferral period for loan payments to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. To the extent the Company PPP Loan is not forgiven, principal and interest payments in the amount of $153 are due monthly commencing on September 1, 2021. The Company may prepay the note at any time prior to maturity without penalty. The Company may only use funds from the Company PPP Loan for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, utilities and certain mortgage payments (“qualifying expenses”). The loan and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

In February 2021, the Company applied for forgiveness of the Company PPP Loan in accordance with the terms of the CARES Act.  The forgiveness application is subject to approval by the SBA, and the Company PPP Loan may not be forgiven partially or in full. Accordingly, we have recorded the full amount of the Company PPP Loan as debt.

On July 23, 2020, as part of the Atlantic Customs Brokers, Inc. (“ACB”) acquisition, the Company assumed a PPP Loan to ACB in the amount of $135 (the “ACB PPP Loan”).  The terms of the ACB PPP Loan are the same as the terms of the Company PPP Loan. In February 2021, the Company was informed that the PPP loan had been forgiven by the SBA.  In accounting for the forgiveness of the ACB PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, the Company derecognized the ACB PPP Loan of $135 and recorded it as Other Income, as Gain on Paycheck Protection Program loan forgiveness.

As of March 31, 2021, and September 30, 2020, the total amount outstanding, including accrued interest, under the Company PPP Loan and ACB PPP Loan was $2,751 and $2,873, respectively of which $1,683 and $960, respectively, is included in long-term debt and $1,068 and $1,913, respectively, is included in current portion of long-term debt.

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

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis. On April 23, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. On September 25, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. The Company had 31 shares of Series B Stock outstanding as of March 31, 2021.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and increased by 1% beginning on January 1, 2019. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of March 31, 2021 and September 30, 2020 was 8% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $11,911 and $11,541 as of March 31, 2021 and September 30, 2020, respectively.

On September 13, 2020, the Company purchased 890 shares of the Series C Stock from an accredited investor at a purchase price of $500 per share, or an aggregate of $445. On September 29, 2020, the Company sold 650 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $325. Such shares issued on September 29, 2020 were sold in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.  The Company had 19,760 shares of Series C Stock outstanding as of March 31, 2021.

For the fiscal year ended September 30, 2020 the Company paid cash dividends of $55 to a holder of Series C Stock.  For the six months ended March 31, 2021 and for the fiscal year ended September 30, 2020, the Company declared dividends on Series C Stock of $369 and $675, respectively. At March 31, 2021 and September 30, 2020, the Company had accrued dividends of $2,030 and $1,661, respectively.

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

Total stock-based compensation for the six months ended March 31, 2021 and 2020 amounted to $54 and $149, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Six Months Ended March 31, 2021
Risk-free Interest Rate	0.46%
Expected Option Term in Years	5.5-6.5
Expected Volatility	103.0% - 105.4%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$6.90 - $7.19

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2020	93,996	$5.76	5.24	$304.99
Granted	7,500	$9.00	9.50	$—
Exercised	(2,502)	$8.58	—	$—
Outstanding Balance at March 31, 2021	98,994	$5.93	5.04	$1,144.91
Exercisable on March 31, 2021	83,998	$5.42	4.36	$1,014.32

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at March 31, 2021 of $17.50 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2021, there was approximately $53 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

There were no non-employee options awarded, exercised or forfeited during the six-month period ended March 31, 2021.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2020	6,053	$4.13	6.0	$29.48
Outstanding Balance at March 31, 2021	6,053	$4.13	5.50	$80.93
Exercisable on March 31, 2021	6,053	$4.13	5.50	$80.93

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at March 31, 2021, of $17.50 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2021, there was no unrecognized compensation expense related to the vested stock options.

Liability classified share-based awards

During the six months ended March 31, 2021, 6,948 options were granted and 7,000 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Six Months Ended March 31, 2021
Risk-free Interest Rate	0.46%
Expected Option Term in Years	5.5 - 6.5
Expected Volatility	103.0% - 105.4%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$9.66 - $10.00

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2020	39,013	$9.24	6.81	$85.45
Granted	6,948	$12.29	9.50	$—
Exercised	(7,000)	$6.48	—	$—
Outstanding Balance at March 31, 2021	38,961	$10.28	7.12	$78.16
Exercisable on March 31, 2021	25,153	$9.16	6.17	$71.25

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at March 31, 2021 of $12.29 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $326 and $284 as of March 31, 2021 and September 30, 2020, respectively, and is included in other liabilities in the consolidated financial statement.  The compensation cost related to these options was approximately $32 and $37 for the six-month periods ended March 31, 2021 and 2020, respectively. The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

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

As of March 31, 2021, there was approximately $67 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the six months ended March 31, 2021, there were no shares of restricted stock granted. Under the 2017 Plan, each grant of restricted stock vests over a three-year period, and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

As of March 31, 2021, there was no unrecognized compensation cost related to non-employee unvested restricted stock.

As of March 31, 2021, and September 30, 2020, included in accrued expenses and other current liabilities was $306 which represents 35,000 shares of restricted stock that vested but were not issued.

12.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the three and six months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Income (loss):
Net income (loss)	$596	$(937)	$851	$(1,057)
Preferred stock dividends	(195)	(175)	(369)	(326)
Net Income (loss) available to common stockholders	$401	$(1,112)	$482	$(1,383)

Common Shares:
Basic - weighted average common shares	936,154	865,985	936,045	865,630
Effect of dilutive securities:
Stock options	47,320	—	38,973	—
Restricted stock	—	—	—	—
Convertible preferred stock	310	—	310	—
Diluted - weighted average common stock	983,784	865,985	975,328	865,630

Income (loss) per Common Share:
Basic -
Net income (loss)	$0.64	$(1.08)	$0.91	$(1.22)
Preferred stock dividends	(0.22)	(0.21)	(0.40)	(0.38)
Net Income (loss) available to common stockholders	$0.42	$(1.29)	$0.51	$(1.60)

Diluted -
Net income (loss)	$0.61	$(1.08)	$0.87	$(1.22)
Preferred stock dividends	(0.20)	(0.21)	(0.38)	(0.38)
Net income (loss) available to common stockholders	$0.41	$(1.29)	$0.49	$(1.60)

The computation for the diluted number of shares excludes unvested restricted stock and unexercised stock options that are anti-dilutive. There were 39,283 dilutive shares for the six-month periods ended March 31, 2021 and no anti-dilutive shares for the six-month periods ended March 31, 2021 and 2020, respectively.

Potentially dilutive securities as of March 31, 2021 and 2020 were as follows:

	March 31,
	2021	2020
Employee Stock Options	98,994	114,496
Non-employee Stock Options	6,053	36,053
Employee Restricted Stock	—	5,000
Non-employee Restricted Stock	—	26,667
Convertible Preferred Stock	310	6,310
	105,357	188,526

13.	INCOME TAXES

The Company’s estimated fiscal 2021 and 2020 blended U.S. federal statutory corporate income tax rate of 28.4% and 10.1%, respectively, was applied in the computation of the income tax provision for the six months ended March 31, 2021 and 2020, respectively.

The reconciliation of income tax computed at the Federal statutory rate to the (provision) benefit for income taxes is as follows:

	For the Six Months Ended March 31, 2021	For the Six Months Ended March 31, 2020
Federal taxes at statutory rates	$(250)	$247
Permanent differences	7	(28)
Other	-	(63)
State and local taxes	(94)	(37)
	$(337)	$119

We file income tax returns, including returns for our subsidiaries, with federal, state and local tax jurisdictions. During March 2021, we were informed by the Internal Revenue Service that our income tax return for the 2018 tax year was under examination. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. The Company remains subject to U.S. federal income tax examinations for 2016 and subsequent years. The Company remains subject to state tax examination for 2016 and subsequent years in the applicable states.

14.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company operates in three reportable segments: Global Logistics Services, Manufacturing and Life Sciences. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following table presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2021:

For the three months ended March 31, 2021	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$30,142	$24,373	$2,529	$3,240	$—
Forwarding expenses and cost of revenues	22,593	20,250	1,163	1,180	—
Gross profit	7,549	4,123	1,366	2,060	—
Selling, general and administrative	6,415	3,743	683	1,213	776
Amortization of intangible assets	293	—	—	—	293
Operating income (loss)	841	380	683	847	(1,069)
Interest expense	158	81	43	27	7
Identifiable assets	70,381	23,743	4,078	10,557	32,003
Capital expenditures	$30	$24	$3	$3	$—

For the six months ended March 31, 2021	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$56,620	$46,633	$4,398	$5,589	$—
Forwarding expenses and cost of revenues	42,622	38,645	2,041	1,936	—
Gross profit	13,998	7,988	2,357	3,653	—
Selling, general and administrative	12,124	7,117	1,325	2,189	1,493
Amortization of intangible assets	544	—	—	—	544
Operating income (loss)	1,330	871	1,032	1,464	(2,037)
Interest expense	277	118	90	55	14
Identifiable assets	70,381	23,743	4,078	10,557	32,003
Capital expenditures	$85	$43	$15	$27	$—

The following table presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2020:

For the three months ended March 31, 2020	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$19,121	$15,328	$2,056	$1,737	$—
Forwarding expenses and cost of revenues	13,125	11,615	908	602	—
Gross profit	5,996	3,713	1,148	1,135	—
Selling, general and administrative	6,584	3,952	701	1,071	860
Amortization of intangible assets	243	—	—	—	243
Operating (loss) income	(831)	(239)	447	64	(1,103)
Interest expense	141	54	66	24	(3)
Identifiable assets	52,868	14,012	2,425	9,650	26,781
Capital expenditures	$34	$17	$—	$17	$—

For the six months ended March 31, 2020	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$38,942	$31,407	$3,926	$3,609	$—
Forwarding expenses and cost of revenues	26,659	23,702	1,753	1,204	—
Gross profit	12,283	7,705	2,173	2,405	—
Selling, general and administrative	12,669	7,590	1,383	2,051	1,645
Amortization of intangible assets	486	—	—	—	486
Operating (loss) income	(872)	115	790	354	(2,131)
Interest expense	304	120	138	51	(5)
Identifiable assets	52,868	14,012	2,425	9,650	26,781
Capital expenditures	$131	$64	$23	$44	$—

15.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

No customer accounted for 10% or more of consolidated sales for the six months ended March 31, 2021 and 2020. No customer accounted for 10% or more of consolidated accounts receivable at March 31, 2021 and September 30, 2020.

(E)	COVID-19

The worldwide outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has impacted and may continue to impact our business operations, including employees, customers, financial condition, liquidity and cash flow for an extended period of time. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of nonessential businesses, which measures adversely impacted our business operations in the fiscal year 2020 and may continue to do so in 2021. Although there are effective vaccines for COVID-19 that have been approved for use, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations remains uncertain. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce.

16.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of March 31, 2021, the remaining terms of the Company’s operating leases were between one and 60 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the six-month period ended March 31, 2021 and 2020 are as follows:

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Operating lease cost	$486	$353
Short-term lease cost	14	68
Total lease cost	$500	$421

Operating lease right-of-use assets, the current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of March 31, 2021 and September 30, 2020 were $2,456, $809 and $1,671 and $2,621, $720 and $1,924, respectively.

During the six months ended March 31, 2021, the Company entered into new operating leases and recorded an additional $164 in operating lease right-of-use assets and corresponding lease liabilities.

As of March 31, 2021, and September 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.3 years and 4.6% and 4.2 years and 4.6%, respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $872 for the six months ended March 31, 2021.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2021 are as follows:

2021	$809
2022	730
2023	512
2024	496
2025	123
Total undiscounted lease payments	2,670
Less: Imputed interest	(191)
Total lease obligations	$2,479

17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and concluded that there were no subsequent events requiring adjustment or disclosure to the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto as of and for the three months and six months ended March 31, 2021, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward – looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, the impact of the coronavirus on the worldwide economic conditions and on our businesses, our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; litigation, indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; the material weaknesses identified in our internal control over financial reporting; our dependence on key employees; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; risks related to our receipt of Paycheck Protection Program funding and forgiveness of such loans by the SBA; competition faced by our global logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our global logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our global logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, or increase in the cost, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Our condensed consolidated results of operations are as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Revenues	$30,142	$19,121	$56,620	$38,942
Forwarding expenses and cost of revenues	22,593	13,125	42,622	26,659
Gross profit	7,549	5,996	13,998	12,283
Operating expenses	6,708	6,827	12,668	13,155
Operating income (loss)	841	(831)	1,330	(872)
Net income (loss)	596	(937)	851	(1,057)
Adjusted operating income (loss)	$1,455	$(286)	$2,433	$210

Consolidated revenues for the three months ended March 31, 2021 were $30,142, or 57.6% higher than for the three months ended March 31, 2020 as revenue at all three businesses increased and acquisitions, to a smaller extent, contributed to the increase compared to the prior year period.

The Company’s net income for the three months ended March 31, 2021 totaled approximately $596 or $0.61 per diluted share, compared to a net loss of approximately ($937) or ($1.08) per diluted share for the three months ended March 31, 2020.

Consolidated revenues for the six months ended March 31, 2021 were $56,620, or 45.4% higher than for the six months ended March 31, 2020 as revenue at all three businesses increased and acquisitions, to a smaller extent, contributed to the increase compared to the prior year period.

The Company’s net income for the six months ended March 31, 2021 totaled approximately $851 or $0.87 per diluted share, compared to a net loss of approximately ($1,057) or ($1.22) per diluted share for the six months ended March 31, 2020.

The following table sets forth a reconciliation of operating income to adjusted operating income (loss):

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Operating income (loss)	$841	$(831)	$1,330	$(872)
Amortization of intangible assets(1)	293	243	544	486
Stock-based compensation(2)	30	75	54	149
Cost recognized on sale of acquired inventory (3)	291	227	505	447
Adjusted operating income (loss)	$1,455	$(286)	$2,433	$210

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

Results of Operations - Global Logistics Services – Three and Six Months Ended March 31, 2021 and 2020

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$24,373	$15,328	$46,633	$31,407
Forwarding expenses	20,250	11,615	38,645	23,702
Net revenue	4,123	3,713	7,988	7,705
Net revenue margin	16.9%	24.2%	17.1%	24.5%
Selling, general & administrative	3,743	3,952	7,117	7,590
Income (loss) from operations	$380	$(239)	$871	$115

Revenue

Total revenue for the three months ended March 31, 2021 was $24,373, as compared to $15,328 for the three months ended March 31, 2020, an increase of $9,045 or 51.0%. Of the $9,045 increase in revenue 85.2% represented growth primarily due to the rise in transportation rates due to capacity issues globally and 14.8% contributions from two acquisitions.  Total revenue for the six months ended March 31, 2021 and 2020 was $46,633 and $31,407 respectively, an increase of $15,226 or 48.9%. Of the $15,226 increase in revenue 88.5% represented organic growth primarily due to the rise in transportation rates due to capacity issues globally and 11.5% represented contributions from two acquisitions.

Forwarding Expenses

Forwarding expenses for the three months ended March 31, 2021 increased by $8,635, or 74.3%, to $20,250 as compared to $11,615 for the three months ended March 31, 2020. Forwarding expenses as a percentage of revenue were 83.1% and 75.8% for the three months ended March 31, 2021 and March 31, 2020, respectively. Similar to the revenue increase, the increase in forwarding expenses and forwarding expense as a percentage of revenue reflected higher transportation rates and increased expenses related to acquisitions.

Forwarding expenses for the six months ended March 31, 2021 increased by $14,943, or 63.1%, to $38,645 as compared to $23,702 for the six months ended March 31, 2020. Forwarding expenses as a percentage of revenue were 82.9% and 75.5% for the six months ended March 31, 2021 and March 31, 2020, respectively. Similar to the revenue increase, the increase in forwarding expenses and forwarding expense as a percentage of revenue reflected higher transportation rates and increased expenses related to acquisitions.

Net Revenue and Net Revenue Margin

Net revenue for the three months ended March 31, 2021 was $4,123, an increase of $410, or 11.1%, as compared to $3,713 for the three months ended March 31, 2020. This increase was mainly the result of increased revenue from two acquisitions partially offset by an approximately mid-single digit organic decline for the quarter in our base business due to a global trade shift due to COVID. Net revenue as a percentage of revenue decreased to 16.9% compared to 24.2% for the prior year period due to the increase in transportation rates versus the prior year period.

Net revenue for the six months ended March 31, 2021 was $7,988, an increase of $283, or 3.7%, as compared to $7,705 for the six months ended March 31, 2020. This increase was mainly the result of two acquisitions partially offset by a high single-digit organic decline in our base business due to COVID-related shifts in global trade. Net revenue as a percentage of revenue decreased to 17.1% compared to 24.5% for the prior year period due to the increase in transportation rates versus the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 were $3,743, as compared to $3,952 for the three months ended March 31, 2020. This decrease of $209, or 5.3%, was largely attributed to cost reductions partially offset by the additional expenses from businesses acquired versus the prior year period. As a percentage of revenue, selling, general and administrative expenses were 15.4% and 25.8% of revenue for the three months ended March 31, 2021 and 2020, respectively.

Selling, general and administrative expenses for the six months ended March 31, 2021 were $7,117, as compared to $7,590 for the six months ended March 31, 2020. This decrease of $493, or 6.2%, was largely attributed to cost reductions partially offset by the additional expenses from businesses acquired versus the prior year period. As a percentage of revenue, selling, general and administrative expenses were 15.3% and 24.2% of revenue for the six months ended March 31, 2021 and 2020, respectively.

Income (loss) from Operations

Income from operations increased to $380 for the three months ended March 31, 2021, as compared to a loss of ($239) for the three months ended March 31, 2020, an increase of $619. Income from operations increased during the three months ended March 31, 2021 as a result of cost reductions and, to a lesser extent, the contribution from an acquisition versus the prior year period. Our operating margin as a percentage of net revenue for the three months ended March 31, 2021 was 9.2% compared to (6.4%) in the prior year period.

Income from operations increased to $871 for the six months ended March 31, 2021, as compared to $115 for the six months ended March 31, 2020, an increase of $756, or 657.4%. Income from operations increased during the six months ended March 31, 2021 as a result of cost reductions and, to a lesser extent, the contribution from an acquisition versus the prior year period. Our operating margin as a percentage of net revenue for the six months ended March 31, 2021 was 10.9% compared to 1.5% in the prior year period.

Results of Operations - Manufacturing – Three and Six Months Ended March 31, 2021 and 2020

The Company’s Manufacturing segment includes its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
(in thousands)
Revenue	$2,529	$2,056	$4,398	$3,926
Cost of sales	1,163	908	2,041	1,753
Gross profit	1,366	1,148	2,357	2,173
Gross profit margin	54.0%	55.8%	53.6%	55.3%
Selling, general and administrative	683	701	1,325	1,383
Income from Operations	$683	$447	$1,032	$790

Revenue

Total revenue was $2,529 and $2,056 for the three months ended March 31, 2021 and 2020, respectively, an increase of $473, or 23.0%. Total revenue was $4,398 and $3,926 for the six months ended March 31, 2021 and 2020, respectively, an increase of $472, or 12.0%. The revenue increase in both periods reflected a broad increase across the business relative to the COVID-19 related slowdown in the respective prior year periods.

Cost of Sales

Cost of sales was $1,163 and $908 for the three months ended March 31, 2021 and 2020, respectively, an increase of $255, or 28.1%, due to product mix. Cost of sales was $2,041 and $1,753 for the six months ended March 31, 2021 and 2020, respectively, an increase of $288, or 16.4%. The cost of sales increases in both periods was consistent with the revenue increase in both periods and reflected relatively stable product mix.

Gross Profit and Gross Profit Margin

Gross profit was $1,366 and $1,148 for the three months ended March 31, 2021 and 2020, respectively, an increase of $218, or 19.0%. Gross profit margin for the three months ended March 31, 2021 and 2020 was 54.0% and 55.8%, respectively. Gross profit was $2,357 and $2,173 for the six months ended March 31, 2021 and 2020, respectively, an increase of $184, or 8.5%. Gross profit margin for the six months ended March 31, 2021 and 2020 was 53.6% and 55.3%, respectively. The gross profit in both periods increased proportionately with the revenue of the business at relatively stable gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $683 and $701 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $18 or 5.9%. Selling, general and administrative expenses were $1,325 and $1,383 for the six months ended March 31, 2021 and 2020, respectively, a decrease of $58 or 4.2%. The relatively stable selling, general and administrative expenses in both periods reflect a reduction in rent expenses related to the purchase of Indco’s building.

Income from Operations

Income from operations was $683 for the three months ended March 31, 2021 compared to $447 for the three months ended March 31, 2020, representing a 52.8% increase from the prior year period. Income from operations was $1,032 for the six months ended March 31, 2021 compared to $790 for the six months ended March 31, 2020, representing a 30.6% increase from the prior year period.  Operating profit increased in both periods as the business benefited from management’s decision a year ago not to reduce staffing levels which resulted in favorable operating leverage as revenue recovered.

Results of Operations – Life Sciences – Three and Six Months Ended March 31, 2021 and 2020

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Life Sciences – Selected Financial Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$3,240	$1,737	$5,589	$3,609
Cost of sales	889	375	1,431	757
Cost recognized upon sales of acquired inventory	291	227	505	447
Gross profit	2,060	1,135	3,653	2,405
Gross profit margin	63.6%	65.3%	65.4%	66.6%
Selling, general and administrative	1,213	1,071	2,189	2,051
Income from Operations	$847	$64	$1,464	$354

Revenue

Total revenue was $3,240 and $1,737 for the three months ended March 31, 2021 and 2020, respectively, an increase of $1,503 or 86.5%. Of the $1,503 increase in revenue 74.9% represented organic growth as the Life Sciences business experienced a recovery from the COVID-led slowdown and 26.1% represented contributions from an acquisition as well as the introduction of new products and services. Total revenue was $5,589 and $3,609 for the six months ended March 31, 2021 and 2020, respectively, an increase of $1,980 or 54.9%. Of the $1,980 increase in revenue 76.7% represented organic growth as the Life Sciences business experienced a recovery from the COVID-led slowdown and 23.3% contributions from an acquisition as well as the introduction of new products and services.

Cost of Sales and Cost Recognized Upon Sale of Acquired Inventory

Cost of sales was $889 and $375 for the three months ended March 31, 2021 and 2020, respectively an increase of $514 or 137.1%, primarily as a result of business growth and, to a smaller degree, increased expenses from an acquisition.  Cost recognized upon sale of acquired inventory was $291 and $227 for the three months ended March 31, 2021 and 2020, respectively, an increase of $64 or 28.2%, due to some acquired inventory from an acquisition partially offset by some inventory being fully amortized.

Cost of sales was $1,431 and $757 for the six months ended March 31, 2021 and 2020, respectively, an increase of $674 or 89.0%, primarily as a result of business growth.  Cost recognized upon sale of acquired inventory was $505 and $447 for the six months ended March 31, 2021 and 2020, respectively, an increase of $58 or 13.0%, due to acquired inventory from an acquisition partially offset by some inventory being fully amortized.

Gross Profit and Gross Profit Margin

Gross profit was $2,060 and $1,135 for the three months ended March 31, 2021 and 2020, respectively, an increase of $578 or 96.0%. In the three months ended March 31, 2021 and 2020, the Life Sciences segment had a gross profit margin of 63.6% and 65.3%, respectively, as business improved compared to the prior year period; contributions from an acquisition and product mix was consistent period to period.

Gross profit was $3,653 and $2,405 for the six months ended March 31, 2021 and 2020, respectively, an increase of $1,248 or 51.9%. In the six months ended March 31, 2021 and 2020, the Life Sciences segment had a gross profit margin of 65.4% and 66.5%, respectively. Gross profit margin for both periods increased in line with revenue with consistent product mix period to period and contributions from an acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,213 and $1,071 for the three months ended March 31, 2021 and 2020, respectively, an increase of $142, or 13.3%. Selling, general and administrative expenses were $2,189 and $2,051 for the six months ended March 31, 2021 and 2020, respectively, an increase of $138 or 6.7%. The increased expenses in both periods reflects leverage of fixed costs and some expenses from an acquired business relative to prior year period.

Income from Operations

Income from operations for the three months ended March 31, 2021 and 2020 was $847 and $64, an increase of $783 or 1,223.4%. Income from operations for the six months ended March 31, 2021 and 2020 was $1,464 and $354, an increase of $1,110 or 313.6%. The growth in both periods reflects strong organic growth, favorable operating leverage and, to a smaller extent, contribution from an acquisition.

Results of Operations – Corporate and other – Three and Six Months Ended March 31, 2021 and 2020

Below is a reconciliation of income from operations segments to net (loss) available to common stockholders

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Total income from operating segments	$1,910	$272	$3,367	$1,259
Administrative expenses	(764)	(804)	(1,471)	(1,534)
Amortization expense	(293)	(243)	(544)	(486)
Stock-based compensation	(12)	(56)	(22)	(111)
Total Corporate expenses	(1,069)	(1,103)	(2,037)	(2,131)
Interest expense	(158)	(141)	(277)	(304)
Gain on Paycheck Protection Program loan forgiveness	135	—	135	—
Net income (loss) before taxes	818	(972)	1,188	(1,176)
Income tax (expense) benefit	(222)	35	(337)	119
Net income (loss)	596	(937)	851	(1,057)
Preferred stock dividends	(195)	(175)	(369)	(326)
Net Income (Loss) Available to Common Stockholders	$401	$(1,112)	$482	$(1,383)

Total Corporate Expenses

Total corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $34, or by 3.1%, to $1,069 in the three months ended March 31, 2021 as compared to $1,103 for the three months ended March 31, 2020. The decrease was primarily due to lower professional expenses and stock-based compensation, partially offset by higher amortization of intangible asset expense related to three acquisitions versus the prior year period.

Total corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $94, or by 4.4%, to $2,037 in the six months ended March 31, 2021 as compared to $2,131 for the six months ended March 31, 2020. The decrease was primarily due to lower professional expenses and stock-based compensation, partially offset by higher amortization of intangible asset expense related to three acquisitions versus the prior year period.

Interest Expense

Interest expense for the consolidated company increased $17, or 12.1%, to $158 for the three months ended March 31, 2021 from $141 for the three months ended March 31, 2020 as a result of a higher debt level due to acquisitions partially offset by lower interest rates versus the prior year period.

Interest expense for the consolidated company decreased $27, or 8.9%, to $277 for the six months ended March 31, 2021 from $304 for the six months ended March 31, 2020 as a result of lower rates partially offset by higher borrowing to support acquisitions.

Income Taxes

On a consolidated basis, the Company recorded an income tax expense of $222 for the three months ended March 31, 2021, as compared to an income tax benefit of $35 for the three months ended March 31, 2020. The increase in expense was primarily due to the increase in pretax income. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

On a consolidated basis, the Company recorded an income tax expense of $337 for the three months ended March 31, 2021, as compared to an income tax benefit of $119 for the three months ended March 31, 2020. The increase in expense was primarily due to the increase in pretax income. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”). For the three months ended March 31, 2021 and 2020, preferred stock dividends were $195 and $175, respectively, representing an increase of $20, or 11.4%.  The increase in preferred stock dividends was the result of the increase in dividend rate as of January 1, 2021 to 8% from 7%, partially offset by a lower number of shares of Series C Stock outstanding. See note 10 to the consolidated financial statements for additional information.

For the six months ended March 31, 2021 and 2020, preferred stock dividends were $369 and $326, respectively, representing an increase of $43, or 13.2%.  The increase in preferred stock dividends was the result of the increase in dividend rate as of January 1, 2021 to 8% from 7%, partially offset by a lower number of shares of Series C Stock outstanding. See note 10 to the consolidated financial statements for additional information.

Net Income (Loss)

Net income was $596, or $0.61 per diluted share, for the three months ended March 31, 2021 compared to net loss of ($937), or ($1.08) per diluted share, for the three months ended March 31, 2020. The increase was primarily due to higher revenues and gross profit and lower selling, general and administrative expenses across our operating segments.

Net income was $851, or $0.87 per diluted share, for the six months ended March 31, 2021 compared to net loss of ($1,057), or ($1.22) per diluted share, for the six months ended March 31, 2020. The increase was primarily due to higher revenues and gross profit and lower selling, general and administrative expenses across our operating segments.

Income (Loss) Available to Common Shareholders

Income available to holders of common shares was $401, or $0.41 per diluted share, for the three months ended March 31, 2020 compared to loss available to holders of common shares of ($1,112), or ($1.29) per diluted share, for the three months ended March 31, 2020. The increase in income primarily was due to higher gross profit and lower selling, general and administrative expenses across our operating segments.

Income available to holders of common shares was $482, or $0.49 per diluted share, for the six months ended March 31, 2020 compared to loss available to holders of common shares of ($1,383), or ($1.60) per diluted share, for the three months ended March 31, 2020. The increase in income primarily was due to higher gross profit and lower selling, general and administrative expenses across our operating segments.

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

Our subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, we do not make significant capital expenditures. Janel’s cash flow performance for the 2021 fiscal year is not necessarily indicative of future cash flow performance. As of March 31, 2021, the Company’s cash and working capital deficiency (current assets minus current liabilities) were $3,509 and $11,714, respectively. As of September 30, 2020, the Company’s cash and working capital deficiency were $3,349 and $10,372, respectively. Compared with the prior year period, the Company’s cash and cash equivalents increased $160, or 4.8%, and its working capital deficiency increased $1,800, or 17.4%. The decrease in cash and increase in working capital deficiency was primarily the result of acquisitions and slower accounts receivables collections.

Cash flows from operating activities

Net cash provided by operating activities for the six months ended March 31, 2021 and 2020 was $714 and $1,209, respectively. The decrease in cash provided by operations for the six months ended March 31, 2021 compared to the prior year period was driven principally by the timing of cash collections for accounts receivables and cash payments on accounts payables.

Cash flows from investing activities

Net cash used in investing activities totaled $2,959 for the six months ended March 31, 2021, versus $247 for six months ended March 31, 2020. The Company used $2,814 for the acquisition of two businesses and $85 for the acquisition of property and equipment for the six months ended March 31, 2021 compared to $116 for final purchase price adjustments related to an acquisition and $131 for the acquisition of property and equipment for the six months ended March 31, 2020.

Cash flows from financing activities

Net cash provided by financing activities was $2,405 for the six months ended March 31, 2021, versus ($1,197) used in financing activities for the six months ended March 31, 2020. Net cash provided by financing activities for the six months ended March 31, 2021 primarily included funds from our line of credit partially offset by repayments of term loans.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements or obligations.

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

Life Sciences

In connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year 2020, management identified certain material weaknesses as of September 30, 2020 related to our Life Sciences segment. In particular, the Company had inadequate controls over the following:

The Life Science Segment had a lack of documentation and/or controls over the following:

•	order entry, invoicing, collections and timeliness of revenue recognition in accordance with ASC Topic 606, Revenue from Contracts with Customers – Principal Agent Consideration (“ASC Topic 606”),

•	financial close process,

•	inventory management and valuation of inventory,

•	information technology controls,

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

Corporate

In connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year 2020, management identified certain material weaknesses as of September 30, 2020 related to our Corporate office.  In particular, the Company had inadequate controls over a lack of segregation of duties between chief financial officer and corporate accountant regarding:

•             administrative access to financial accounting software and banking portal and

•             the financial close process.

Remediation Plan

We have engaged an external consultant to assist in the development and execution of a plan to remediate the material weaknesses noted related to our Life Sciences segment noted above. This process includes review of our controls and implementation of a new enterprise resource planning system which commenced during the first quarter of fiscal 2021 and is expected to be fully implemented by the third quarter of fiscal 2021.

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

With respect to material weaknesses in our Global Logistics Services segment, we have engaged an external consultant to assist in the development and execution of a plan to remediate the material weaknesses noted above related to our Global Logistics Services segment.  As part of this plan, we have implemented a new system triggered revenue recognition process based on target dates (e.g., delivery date, file transfer date, etc.) for specific file types. Through this technology and reporting improvement, we have enhanced our ability to timely monitor revenue recognition in accordance with GAAP. Moreover, in response to the material weakness related to the prevention and timely detection of funds transfers to unauthorized accounts, we have updated company policies and controls to provide for multifactor authentication, implemented a new payment processing validation procedure, updated internal firewall protocols related to e-mails and conducted updated training on finance-related internal controls policies.

With respect to material weaknesses noted at Corporate, we have developed a general IT policy which includes access provisioning and deprovisioning and user access reviews that would involve knowing and evaluating which staff have user privileges to mitigate any lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the three months ended March 31, 2021. In addition, there were no shares of common stock purchased by us during the three months ended March 31, 2021.

ITEM 6.	EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for the three and six months ended March 31, 2021 and 2020 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2021 and September 30, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the six months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2021	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2021	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary