Form 10-Q
period 2021-06-30
JANEL CORP
filed 2021-08-06
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 6, 2021 was 907,207.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended June 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2021	September 30, 2020
ASSETS
Current Assets:
Cash	$2,926	$3,349
Accounts receivable, net of allowance for doubtful accounts of $415 and $496, respectively	27,575	20,245
Inventory, net	3,479	3,666
Prepaid expenses and other assets	638	433
Total current assets	34,618	27,693
Property and Equipment, net	4,917	4,977
Other Assets:
Intangible assets, net	14,461	13,333
Goodwill	15,955	14,146
Operating lease right of use asset	2,280	2,621
Security deposits and other long-term assets	263	265
Total other assets	32,959	30,365
Total assets	$72,494	$63,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$12,986	$8,447
Accounts payable – trade	23,049	20,769
Accrued expenses and other current liabilities	4,082	3,007
Dividends payable	2,228	1,661
Current portion of Paycheck Protection Program (PPP) loan	1,528	1,913
Current portion of deferred acquisition payments	176	178
Current portion of subordinated promissory note-related party	711	504
Current portion of long-term debt	867	866
Current portion of operating lease liabilities	809	720
Total current liabilities	46,436	38,065
Other Liabilities:
Long-term debt	5,084	6,432
Long-term portion of Paycheck Protection Program (PPP) loan	1,232	960
Subordinated promissory notes-related party	809	39
Long-term portion of deferred acquisition payments	374	372
Mandatorily redeemable non-controlling interest	690	604
Deferred income taxes	2,057	1,569
Long-term operating lease liabilities	1,495	1,924
Other liabilities	399	388
Total other liabilities	12,140	12,288
Total liabilities	58,576	50,353
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized, 31 shares issued and outstanding	—	—
Series C 20,000 shares authorized and 20,000 shares issued and 19,760 outstanding at June 30, 2021 and September 30, 2020, liquidation value of $12,108 and $11,541 at June 30, 2021 and September 30, 2020, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 927,207 issued and 907,207 outstanding as of June 30, 2021 and 918,652 issued and 898,652 outstanding as of September 30, 2020	1	1
Paid-in capital	14,119	14,604
Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings (deficit)	38	(1,683)
Total stockholders' equity	13,918	12,682
Total liabilities and stockholders' equity	$72,494	$63,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue	$34,826	$18,498	$91,446	$57,440
Forwarding expenses and cost of revenues	26,058	13,405	68,680	40,064
Gross profit	8,768	5,093	22,766	17,376
Cost and Expenses:
Selling, general and administrative	7,158	5,482	19,282	18,151
Amortization of intangible assets	288	243	832	729
Total Costs and Expenses	7,446	5,725	20,114	18,880
Income (Loss) from Operations	1,322	(632)	2,652	(1,504)
Other Items:
Interest expense net of interest income	(141)	(108)	(418)	(412)
Gain on Paycheck Protection Program loan forgiveness	—	—	135	—
Income (Loss) Before Income Taxes	1,181	(740)	2,369	(1,916)
Income tax expense	(311)	(557)	(648)	(438)
Net Income (Loss)	870	(1,297)	1,721	(2,354)
Preferred stock dividends	(197)	(174)	(566)	(500)
Net Income (Loss) Available to Common Stockholders	$673	$(1,471)	$1,155	$(2,854)

Net income (loss) per share
Basic	$0.93	$(1.49)	$1.84	$(2.71)
Diluted	$0.88	$(1.49)	$1.75	$(2.71)
Net income (loss) per share attributable to common stockholders:
Basic	$0.73	$(1.69)	$1.24	$(3.29)
Diluted	$0.68	$(1.69)	$1.17	$(3.29)
Weighted average number of shares outstanding:
Basic	939,613	872,838	937,234	868,033
Diluted	994,841	872,838	981,832	868,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2020	19,791	—	918,652	$1	$14,604	20,000	$(240)	$(1,683)	$12,682
Net Income	—	—	—	—	—	—	—	255	255
Dividends to preferred stockholders	—	—	—	—	(174)	—	—	—	(174)
Stock-based compensation	—	—	—	—	10	—	—	—	10
Stock option exercise	—	—	2,502	—	21	—	—	—	21
Balance - December 31, 2020	19,791	—	921,154	$1	$14,461	20,000	$(240)	$(1,428)	$12,794
Net Income	—	—	—	—	—	—	—	596	596
Dividends to preferred stockholders	—	—	—	—	(195)	—	—	—	(195)
Stock based compensation	—	—	—	—	12	—	—	—	12
Balance - March 31, 2021	19,791	—	921,154	$1	$14,278	20,000	$(240)	$(832)	$13,207
Net Income	—	—	—	—	—	—	—	870	870
Dividends to preferred stockholders	—	—	—	—	(197)	—	—	—	(197)
Stock based compensation	—	—	—	—	13	—	—	—	13
Stock options exercise	—	—	6,053	—	25	—	—	—	25
Balance - June 30, 2021	19,791	$—	927,207	$1	$14,119	$20,000	$(240)	$38	$13,918

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2019	20,631	—	863,812	$1	$15,075	20,000	$(240)	$42	$14,878
Net Loss	—	—	—	—	—	—	—	(120)	(120)
Dividends to preferred stockholders	—	—	—	—	(151)	—	—	—	(151)
Stock-based compensation	—	—	—	—	55	—	—	—	55
Stock option exercise	—	—	3,840	—	31	—	—	—	31
Balance - December 31, 2019	20,631	—	867,652	$1	$15,010	20,000	$(240)	$(78)	$14,693
Net Loss	—	—	—	—	—	—	—	(937)	(937)
Dividends to preferred stockholders	—	—	—	—	(175)	—	—	—	(175)
Stock based compensation	—	—	—	—	56	—	—	—	56
Balance - March 31, 2020	20,631	—	867,652	$1	$14,891	20,000	$(240)	$(1,015)	$13,637
Net Loss	—	—	—	—	—	—	—	(1,297)	(1,297)
Dividends to preferred stockholders	—	—	—	—	(174)	—	—	—	(174)
Conversion of Preferred B shares to Common Shares	(300)	—	3,000	—	—	—	—	—	—
Issuance of Restricted Stock	—	—	5,000	—	(30)	—	—	—	(30)
Stock based compensation	—	—	—	—	52	—	—	—	52
Balance - June 30, 2020	20,331	$—	875,652	$1	$14,739	20,000	$(240)	$(2,312)	$12,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,721	$(2,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for uncollectible accounts	(22)	137
Depreciation	265	198
Deferred income tax provision	488	360
Amortization of intangible assets	832	729
Amortization of acquired inventory valuation	732	597
Amortization of loan costs	7	7
Stock-based compensation	85	217
Gain on Paycheck Protection Program loan forgiveness	(135)	—
Changes in fair value of mandatorily redeemable noncontrolling interest	86	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,558)	8,738
Inventory	(319)	(182)
Prepaid expenses and other current assets	(205)	177
Security deposits and other long-term assets	6	(51)
Accounts payable and accrued expenses	3,144	(7,317)
Other liabilities	12	7
Net cash provided by operating activities	139	1,263
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(127)	(288)
Acquisitions, net of cash acquired	(2,874)	(115)
Net cash used in investing activities	(3,001)	(403)
Cash Flows From Financing Activities:
Repayments of term loan	(1,333)	(519)
Proceeds from stock option exercise	46	31
Line of credit, proceeds, net	4,539	(2,472)
Proceeds from PPP loan	—	2,727
Repayment of subordinated promissory notes	(813)	(111)
Net cash provided by (used in) in financing activities	2,439	(344)
Net (decrease) increase in cash	(423)	516
Cash at beginning of the period	3,349	2,163
Cash at end of period	$2,926	$2,679

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$361	$420
Income taxes	$38	$7
Non-cash operating activities:
Gain on Paycheck Protection Program loan forgiveness	$135	$—
Non-cash investing activities:
Due to seller 338 election	$30	$—
Subordinated promissory notes of ICT	$1,760	$—
Non-cash financing activities:
Dividends declared to preferred stockholders	$566	$500
Vested restricted stock unissued	$—	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of Article 8 of Regulation S-X and the instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Janel Corporation (the “Company” or “Janel”) believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

In the Global Logistics Services segment, the Company disaggregates its revenues by its four primary service categories: ocean freight, air freight, custom brokerage and trucking and other. A summary of the Company’s revenues disaggregated by major service lines for the three and nine months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Nine Months Ended June 30,	Nine Months Ended June 30,
Service Type	2021	2020	2021	2020
Ocean freight	$13,082	$6,376	$33,556	$18,113
Air freight	7,735	3,905	18,808	11,808
Trucking and other	5,076	2,873	14,187	9,335
Custom brokerage	3,476	2,411	9,451	7,716
Total	$29,369	$15,565	$76,002	$46,972

Manufacturing

The Company’s Manufacturing segment is comprised of Indco, Inc. (“Indco”), a majority-owned subsidiary of the Company.  Revenues from Indco are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Indco receives customer product orders via telephone, email, internet or fax. The pricing of each standard product sold is listed in Indco’s print and web-based catalog. Customer specific products are priced by quote. A sales order acknowledgement is sent to every customer for every order to confirm pricing and the specifications of the products ordered. The revenue is recognized at a point in time when the product is shipped to the customer.

Life Sciences

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Revenues are recognized when products are shipped and risk of loss is transferred to the carrier(s) used.

2.	ACQUISITIONS

Fiscal 2021 Acquisitions

Life Sciences

On December 4, 2020, through its wholly-owned subsidiary Aves Labs, Inc. ("Aves"), the Company completed a business combination whereby it acquired all of the membership interests of ImmunoChemistry Technologies, LLC ("ICT") for an aggregate purchase price of $3,419, net of $105 cash received.  At closing, $1,628 was paid in cash and a promissory note in the amount of $1,850 was issued to the former owner. The Company recorded the present value of $1,760 for the promissory note. The Company recorded an aggregate of $1,438 in goodwill and $1,430 in other identifiable intangibles. Subsequent to closing, the Company recorded an additional $30 purchase price adjustment related to an I.R.S Code Section 338(h)(10) election that was made in connection with the ICT acquisition.  The ICT acquisition will be treated as an asset purchase for income tax purposes, which will allow for the tax deduction of ICT’s goodwill. The acquisition was funded with cash provided by normal operations along with a note to the former owner. The results of operations of the acquired businesses are included in Janel’s condensed consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. ICT is a developer and manufacturer of cell viability assay kits, ELISA buffers and fluorescent reagents for use in research and diagnostics.  ICT was founded in 1994 and is headquartered in Bloomington, Minnesota. The acquisition of ICT was completed to expand our product offerings in our Life Sciences segment.

Global Logistics Services

On December 31, 2020, through the Company’s Global Logistics Services segment, which is comprised of several wholly-owned subsidiaries and is collectively known as “Janel Group”, the Company completed a business combination whereby it acquired substantially all of the assets and certain liabilities of a global logistics services provider with two U.S. locations. The aggregate purchase price for this acquisition was $1,282. At closing, $1,182 was paid in cash and $100 was placed in escrow for a period of twelve months for the purpose of securing the indemnification obligations of former stockholders. The Company recorded an aggregate of $304 in goodwill and $531 in other identifiable intangibles. The acquisition was funded with cash provided by normal operations, funds availble under the Santander Credit Facility along with a note to the former owner. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. This acquisition was completed to expand our product offerings in our Global Logistics Services segment.

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

3.	INVENTORY

Inventories consisted of the following:

	June 30, 2021	September 30, 2020
Finished Goods	$1,372	$1,246
Work-in-Process	903	1,406
Raw Materials	1,236	1,039
Gross Inventory	3,511	3,691
Less - Reserve for Inventory Valuation	(32)	(25)
Inventory, Net	$3,479	$3,666

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	June 30, 2021	September 30, 2020	Life
Building and Improvements	$3,134	$3,096	15-30 Years
Land and Improvements	1,247	1,235	Indefinite
Furniture & Fixtures	286	282	3-7 Years
Computer Equipment	599	385	3-5 Years
Machinery & Equipment	1,154	1,288	3-15 Years
Leasehold Improvements	109	115	3-5 Years
	6,529	6,401
Less: Accumulated Depreciation	(1,612)	(1,424)
Property and equipment, net	$4,917	$4,977

Depreciation expense for the nine months ended June 30, 2021 and 2020 was $265 and $198, respectively.

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows:

	June 30, 2021	September 30, 2020	Life
Customer Relationships	$16,232	$14,392	15-24 Years
Trademarks / Names	1,840	1,820	1-20 Years
Trademarks / Names	521	451	Indefinite
Other	1,048	1,018	2-5 Years
	19,641	17,681
Less: Accumulated Amortization	(5,180)	(4,348)
Intangible assets, net	$14,461	$13,333

	June 30, 2021	September 30, 2020
Global Logistics Services	$8,174	$7,643
Manufacturing	7,700	7,700
Life Sciences	3,767	2,338
	19,641	17,681
Less: Accumulated Amortization	(5,180)	(4,348)
Intangible assets, net	$14,461	$13,333

Amortization expense for the nine months ended June 30, 2021 and 2020 was $832 and $729, respectively.

6.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Global Logistics Services, Manufacturing and Life Sciences businesses.

The composition of the goodwill balance at June 30, 2021 and September 30, 2020 was as follows:

	June 30, 2021	September 30, 2020
Global Logistics Services	$6,532	$6,161
Manufacturing	5,046	5,046
Life Sciences	4,377	2,939
	$15,955	$14,146

7.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

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

At September 30, 2020, outstanding borrowings under the Santander Facility were $8,447, and interest was accruing at an effective interest rate of 2.4%.

At June 30, 2021, outstanding borrowings under the Santander Facility were $12,986, and interest was accruing at an effective interest rate of 3.1%.

The Janel Group Borrowers were in compliance with the covenants contained in the Santander Loan Agreement at June 30, 2021 and September 30, 2020.

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

As of June 30, 2021, there were no outstanding borrowings under the revolving loan, $3,032 of borrowings under the term loan, and $660 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 3.58% and 4.19%, respectively.

Indco was in compliance with the covenants contained in the First Merchants Credit Agreement at both June 30, 2021 and September 30, 2020.

	June 30, 2021	September 30, 2020
Long-Term Debt *	$3,692	$5,025
Less Current Portion	(808)	(808)
	$2,884	$4,217

*
Under the First Merchants Credit Agreement, the term loan is due in monthly installments of $65 plus monthly interest, at LIBOR plus 2.75% to 3.5% per annum, and the mortgage loan is due in monthly installments of $4, including interest at 4.19%. The First Merchant Facility is collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

On June 21, 2018, as amended November 2019 and October 2, 2020, Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company (by succession), entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”), with respect to a $2,235 term loan (the “First Northern Term Loan”) which bears interest at an annual rate of 4.00% and matures on November 14, 2029. In addition, Antibodies has a $500 revolving credit facility with First Northern which currently bears interest at the annual rate of 4.0%, and matures on October 5, 2021 (the “First Northern Revolving Loan”). Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (“First Northern Solar Loan”) bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (“Generator Loan”) bearing interest at the annual rate of 4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan as June 30, 2021.

As of September 30, 2020, the total amount outstanding under the First Northern Term Loan was $2,192, of which $2,139 is included in long-term debt and $53 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of June 30, 2021, the total amount outstanding under the First Northern Term Loan was $2,153, of which $2,098 is included in long-term debt and $55 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2020, the total amount outstanding under the First Northern Solar Loan was $81, of which $76 is included in long-term debt and $5 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of June 30, 2021, the total amount outstanding under the First Northern Solar Loan was $106, of which $102 is included in long-term debt, and $4 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of June 30, 2021, and September 30, 2020, there were no outstanding borrowings under the First Northern Revolving Loan.

	June 30, 2021	September 30, 2020
Long-Term Debt *	$2,259	$2,273
Less Current Portion	(59)	(58)
	$2,200	$2,215

*	Long-term debt is due in monthly installments of $12 plus monthly interest, at 4.18% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

The Company was in compliance with the covenants contained in the First Northern Loan Agreement at June 30, 2021 and September 30, 2020.

8.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

Antibodies is the obligor on two 4% subordinated promissory notes (together, the “AB HoldCo Subordinated Promissory Notes”) payable to certain former shareholders of Antibodies.  Both of the AB HoldCo Subordinated Promissory Notes are guaranteed by the Company, are unsecured and are subordinate to the terms of the Company’s debt to any federal or state bank or other institutional lender.

Interest on the AB HoldCo Subordinated Promissory Notes is payable in arrears on the last business day of each calendar quarter, the full outstanding principal balance and accrued, unpaid interest is due on June 22, 2021 and may be prepaid, in whole or in part, without premium or penalty. As of  June 30, 2021, the AB HoldCo Subordinated Promissory Notes had been repaid. As of September 30, 2020, the amount outstanding on the two AB HoldCo Subordinated Promissory Notes was $344, which is included in the current portion of subordinated promissory notes.

Janel Group is the obligor on a 6.75% subordinated promissory note (the “Honor Subordinated Promissory Note”) with a former owner of Honor Worldwide Logistics LLC, now a direct wholly-owned subsidiary of Janel Group and an indirect wholly-owned subsidiary of the Company (“Honor”). The Honor Subordinated Promissory Note is guaranteed by the Company. The Honor Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Honor Subordinated Promissory Note is payable in twelve equal consecutive quarterly installments of principal and interest of $42 each, on the last day of January, April, July and October beginning in January 2019. The outstanding principal and accrued and unpaid interest are payable on November 20, 2021 and may be repaid, in whole or in part, without premium or penalty.  As of June 30, 2021, the total amount outstanding under the Honor Subordinated Promissory Note was $81 which is included in the current portion of subordinated promissory notes.  As of September 30, 2020, the total amount outstanding under the Honor Subordinated Promissory Note was $199, of which $160 is included in the current portion of subordinated promissory notes and $39 is included in long-term portion of subordinated promissory notes.

Aves is the obligor on a 0.5% subordinated promissory note in the amount of $1,850 issued to the former owner of ICT (the “ICT Subordinated Promissory Note”).  The ICT Subordinated Promissory Note is payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021, matures on March 21, 2025, and may be prepaid, in whole or in part, without premium or penalty.  The ICT Subordinated Promissory Note is guaranteed by the Company and is secured by the membership interests in ICT. The ICT Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility, First Merchants Bank Credit Facility and the First Northern Bank of Dixon. As of June 30, 2021, the amount outstanding under the ICT Subordinated Promissory Note was $1,439, of which $630 is included in the current portion of subordinated promissory notes and $809 is included in the long-term portion of subordinated promissory notes.

(In thousands)	June 30, 2021	September 30, 2020
Total Subordinated Promissory Notes-related party	$1,520	$543
Less Current Portion of Subordinated Promissory Notes-related party	(711)	(504)
Long Term Portion of Subordinated Promissory Notes-related party	$809	$39

9.	SBA PAYCHECK PROTECTION PROGRAM LOANS

On April 19, 2020, the Company received a loan (the “Company PPP Loan”) in the aggregate amount of $2,726 from Santander, pursuant to the Paycheck Protection Program (the “PPP”) offered by the Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), Section 7(a)(36) of the Small Business Act, which was enacted March 27, 2020, as amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The Company PPP Loan matures on April 19, 2022 and bears interest at a rate of 1.00% per annum. Under the original terms, all principal and interest payments are deferred for six months from the date of the note.  The Paycheck Protection Flexibility Act of 2020 P.L. 116-142, extended the deferral period for loan payments to either (1) the date that the SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. To the extent the Company PPP Loan is not forgiven, principal and interest payments in the amount of $153 are due monthly commencing on September 1, 2021. The Company may prepay the note at any time prior to maturity without penalty. The Company may only use funds from the Company PPP Loan for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, utilities and certain mortgage payments (“qualifying expenses”). The loan and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

In February 2021, the Company applied for forgiveness of the Company PPP Loan in accordance with the terms of the CARES Act.  The forgiveness application is subject to approval by the SBA, and the Company PPP Loan may not be forgiven partially or in full. Accordingly, we recorded the full amount of the Company PPP Loan as debt.

On July 23, 2020, the Company assumed a PPP Loan in connection with an acquisition in the amount of $135 (the “Acquisition PPP Loan”).  The terms of the Acquisition PPP Loan are the same as the terms of the Company PPP Loan. In February 2021, the Company was informed that the Acquisition PPP Loan had been forgiven by the SBA.  In accounting for the forgiveness of the Acquisition PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, the Company derecognized the Acquisition PPP Loan of $135 and recorded it as a Gain on Paycheck Protection Program loan forgiveness.

As of June 30, 2021, and September 30, 2020, the total amount outstanding, including accrued interest, under the Company PPP Loan and Acquisition PPP Loan collectively was $2,760 and $2,873, respectively of which $1,232 and $960, respectively, was included in long-term debt and $1,526 and $1,913, respectively, was included in current portion of long-term debt.

As discussed in Note 17 – Subsequent Events, on July 22, 2021, the Company received notification from Santander that the SBA had granted full forgiveness of the Company PPP Loan on July 20, 2021 in the amount of $2,726 and interest payable in the amount of $34.

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

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s $0.001 par value common stock at any time on a one-share (of Series B Stock) for ten-shares (of common stock) basis. On April 23, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. On September 25, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. The Company had 31 shares of Series B Stock outstanding as of June 30, 2021.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and increased by 1% beginning on January 1, 2019. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of March 31, 2021 and September 30, 2020 was 8% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $12,108 and $11,541 as of June 30, 2021 and September 30, 2020, respectively.

On September 13, 2020, the Company purchased 890 shares of the Series C Stock from an accredited investor at a purchase price of $500 per share, or an aggregate of $445. On September 29, 2020, the Company sold 650 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $325. Such shares issued on September 29, 2020 were sold in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.  The Company had 19,760 shares of Series C Stock outstanding as of June 30, 2021.

For the fiscal year ended September 30, 2020 the Company paid cash dividends of $55 to a holder of Series C Stock.  For the nine months ended June 30, 2021 and for the fiscal year ended September 30, 2020, the Company declared dividends on Series C Stock of $566 and $675, respectively. At June 30, 2021 and September 30, 2020, the Company had accrued dividends of $2,228 and $1,661, respectively.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Nine Months Ended June 30, 2021
Risk-free Interest Rate	0.46%
Expected Option Term in Years	5.5-6.5
Expected Volatility	103.0% - 105.4%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$6.90 - $7.19

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2020	93,996	$5.76	5.24	$304.99
Granted	7,500	9.00	9.50	—
Exercised	(2,502)	8.58	—	—
Outstanding Balance at June 30, 2021	98,994	5.93	4.79	$1,194.41
Exercisable on June 30, 2021	83,998	5.42	4.11	$1,056.32

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at June 30, 2021 of $18.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2021, there was approximately $40 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2020	6,053	$4.13	6.0	$29.48
Exercised	(6,053)	—	—	—
Outstanding Balance at June 30, 2021	—	—	—	—
Exercisable on June 30, 2021	—	—	—	—

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at September 30, 2020, of $9.00 per share and the exercise price of the stock options that had strike prices below such closing price.

The compensation cost related to these options was approximately $35 and $163 for the nine-month periods ended June 30, 2021 and 2020, respectively and was included in selling, general and administrative expense in the Company’s statements of operations.
As of June 30, 2021, there was no unrecognized compensation expense related to the vested stock options.

Liability classified share-based awards

During the nine months ended June 30, 2021, 6,948 options were granted and 7,000 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Nine Months Ended June 30, 2021
Risk-free Interest Rate	0.46%
Expected Option Term in Years	5.5 - 6.5
Expected Volatility	103.0% - 105.4%
Dividend Yield	0%
Weighted Average Grant Date Fair Value	$9.66 - $10.00

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2020	39,013	$9.24	6.81	$85.45
Granted	6,948	12.29	9.50	—
Exercised	(7,000)	6.48	—	—
Outstanding Balance at June 30, 2021	38,961	10.28	6.87	78.16
Exercisable on June 30, 2021	25,153	9.42	5.93	72.25

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at June 30, 2021 of $12.29 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $344 and $284 as of June 30, 2021 and September 30, 2020, respectively, and is included in other liabilities in the condensed consolidated financial statement.  The compensation cost related to these options was approximately $50 and $54 for the nine-month periods ended June 30, 2021 and 2020, respectively and was included in selling, general and administrative expense in the Company’s statements of operations.

The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

Changes in the fair value of the vested options are recognized in earnings in the condensed consolidated financial statements.

The options are classified as liabilities, and the underlying shares of Indco’s common stock also contain put options which result in their classification as a mandatorily redeemable security. While their redemption does not occur on a fixed date, there is an unconditional obligation for the Company to repurchase the shares upon death of the holder.

As of June 30, 2021, there was approximately $51 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock

During the nine months ended June 30, 2021, there were no shares of restricted stock granted. Under the Amended 2017 Plan, each grant of restricted stock vests over a three-year period, and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

As of June 30, 2021, there was no unrecognized compensation cost related to non-employee unvested restricted stock.

As of June 30, 2021, and September 30, 2020, included in accrued expenses and other current liabilities was $306 which represents 35,000 shares of restricted stock that vested but were not issued.

12.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the three and nine months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Income (loss):
Net income (loss)	$870	$(1,297)	$1,721	$(2,354)
Preferred stock dividends	(197)	(174)	(566)	(500)
Net Income (loss) available to common stockholders	$673	$(1,471)	$1,155	$(2,854)

Common Shares:
Basic - weighted average common shares	939,613	872,838	937,234	868,033
Effect of dilutive securities:
Stock options	54,918	—	44,288	—
Convertible preferred stock	310	—	310	—
Diluted - weighted average common stock	994,841	872,838	981,832	868,033

Income (loss) per Common Share:
Basic -
Net income (loss)	$0.93	$(1.49)	$1.84	$(2.71)
Preferred stock dividends	(0.20)	(0.20)	(0.60)	(0.58)
Net Income (loss) available to common stockholders	$0.73	$(1.69)	$1.24	$(3.29)

Diluted -
Net income (loss)	$0.88	$(1.49)	$1.75	$(2.71)
Preferred stock dividends	(0.20)	(0.20)	(0.58)	(0.58)
Net income (loss) available to common stockholders	$0.68	$(1.69)	$1.17	$(3.29)

The computation for the diluted number of shares excludes unvested restricted stock and unexercised stock options that are anti-dilutive. There were 54,918 dilutive shares for the nine-month periods ended June 30, 2021. Potentially dilutive securities as of June 30, 2021 and 2020 were as follows:

	June 30,
	2021	2020
Employee Stock Options	98,994	114,496
Non-employee Stock Options	—	36,053
Employee Restricted Stock	—	5,000
Non-employee Restricted Stock	—	26,667
Convertible Preferred Stock	310	3,310
	99,304	185,526

13.	INCOME TAXES

The Company’s estimated fiscal 2021 and 2020 blended U.S. federal statutory corporate income tax rate of 27.4% and 22.9%, respectively, was applied in the computation of the income tax provision for the nine months ended June 30, 2021 and 2020, respectively.

The reconciliation of income tax computed at the Federal statutory rate to the (provision) benefit for income taxes is as follows:

	For the Nine Months Ended June 30, 2021	For the Nine Months Ended June 30, 2020
Federal taxes at statutory rates	$(497)	$402
Permanent differences	20	(332)
Other	—	(451)
State and local taxes	(171)	(57)
	$(648)	$(438)

We file income tax returns, including returns for our subsidiaries, with federal, state and local tax jurisdictions. During March 2021, we were informed by the Internal Revenue Service that our income tax return for the 2018 tax year was under examination. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. The Company remains subject to U.S. federal income tax examinations for 2016 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2016 and subsequent years.

14.	BUSINESS SEGMENT INFORMATION

The Company operates in three reportable segments: Global Logistics Services, Manufacturing and Life Sciences. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following table presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2021:

For the three months ended June 30, 2021	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$34,826	$29,369	$2,073	$3,384	$—
Forwarding expenses and cost of revenues	26,058	24,173	944	941	—
Gross profit	8,768	5,196	1,129	2,443	—
Selling, general and administrative	7,158	4,523	682	1,084	869
Amortization of intangible assets	288	—	—	—	288
Operating income (loss)	1,322	673	447	1,359	(1,157)
Interest expense	141	62	39	34	6
Identifiable assets	72,494	26,903	3,644	10,366	31,581
Capital expenditures	47	33	—	14	—

For the nine months ended June 30, 2021	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$91,446	$76,002	$6,471	$8,973	$—
Forwarding expenses and cost of revenues	68,680	62,818	2,985	2,877	—
Gross profit	22,766	13,184	3,486	6,096	—
Selling, general and administrative	19,282	11,640	2,007	3,273	2,362
Amortization of intangible assets	832	—	—	—	832
Operating income (loss)	2,652	1,544	1,479	2,823	(3,194)
Interest expense	418	180	129	89	20
Identifiable assets	72,494	26,903	3,644	10,366	31,581
Capital expenditures	218	76	15	127	—

The following table presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2020:

For the three months ended June 30, 2020	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$18,498	$15,565	$1,605	$1,328	$—
Forwarding expenses and cost of revenues	13,405	12,194	752	459	—
Gross profit	5,093	3,371	853	869	—
Selling, general and administrative	5,482	3,429	482	951	620
Amortization of intangible assets	243	—	—	—	243
Operating (loss) income	(632)	(58)	371	(82)	(863)
Interest expense	108	30	49	25	4
Identifiable assets	51,794	13,173	2,472	9,776	26,373
Capital expenditures	157	28	11	118	—

For the nine months ended June 30, 2020	Consolidated	Global Logistics Services	Manufacturing	Life Sciences	Corporate
Revenue	$57,440	$46,972	$5,531	$4,937	$—
Forwarding expenses and cost of revenues	40,064	35,896	2,505	1,663	—
Gross profit	17,376	11,076	3,026	3,274	—
Selling, general and administrative	18,151	11,019	1,865	3,002	2,265
Amortization of intangible assets	729	—	—	—	729
Operating (loss) income	(1,504)	57	1,161	272	(2,994)
Interest expense	412	150	187	76	(1)
Identifiable assets	51,794	13,173	2,472	9,776	26,373
Capital expenditures	288	92	34	162	—

15.	RISKS AND UNCERTAINTIES

(A)	Currency Risks

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

No customer accounted for 10% or more of consolidated sales for the nine months ended June 30, 2021 and 2020. No customer accounted for 10% or more of consolidated accounts receivable at June 30, 2021 and September 30, 2020.

(E)	COVID-19

The worldwide outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has impacted and may continue to impact our business operations, including employees, customers, financial condition, liquidity and cash flow for an extended period of time. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of nonessential businesses, which measures adversely impacted our business operations in the fiscal year 2020. Although there are effective vaccines for COVID-19 that have been approved for use, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations remains uncertain. Management continues to actively monitor the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce.

16.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of June 30, 2021, the remaining terms of the Company’s operating leases were between one and 60 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the nine-month periods ended June 30, 2021 and 2020 are as follows:

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Operating lease cost	$721	$559
Short-term lease cost	14	103
Total lease cost	$735	$662

Operating lease right-of-use assets, the current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of June 30, 2021 and September 30, 2020 were $2,280, $809 and $1,495 and $2,621, $720 and $1,924, respectively.

During the nine months ended June 30, 2021, the Company entered into new operating leases and recorded an additional $164 in operating lease right-of-use assets and corresponding lease liabilities.

As of June 30, 2021, and September 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 3.4 years and 4.4% and 4.2 years and 4.6%, respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $735 for the nine months ended June 30, 2021.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2021 are as follows:

2021	$809
2022	669
2023	496
2024	439
2025	57
Total undiscounted lease payments	2,470
Less: Imputed interest	(166)
Total lease obligations	$2,304

17.	SUBSEQUENT EVENTS

On July 22, 2021, the Company received notification from Santander that the SBA had granted full forgiveness of the Company’s PPP Loan on July 20, 2021 in the amount of $2,726 and interest payable in the amount of $34.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three months and nine months ended June 30, 2021, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward – looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, the impact of the coronavirus on the worldwide economic conditions and on our businesses, our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; litigation, indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; the material weaknesses identified in our internal control over financial reporting; our dependence on key employees; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; competition faced by our global logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our global logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our global logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, or increase in the cost and supply shortages, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

On July 23, 2020, the Company acquired a global logistics services provider with two U.S. locations.

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

On December 4, 2020, the Company, through its wholly-owned subsidiary Aves, acquired all of the membership interests of ImmunoChemistry Technologies, LLC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses during the reporting period.

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 1, “Summary of Business and Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended September 30, 2020, which are included in our Annual Report on Form 10-K filed with the SEC on January 13, 2021. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the nine months ended June 30, 2021.

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

Results of Operations – Janel Corporation

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Revenues	$34,826	$18,498	$91,446	$57,440
Forwarding expenses and cost of revenues	26,058	13,405	68,680	40,064
Gross profit	8,768	5,093	22,766	17,376
Operating expenses	7,446	5,725	20,114	18,880
Operating income (loss)	1,322	(632)	2,652	(1,504)
Net income (loss)	870	(1,297)	1,721	(2,354)
Adjusted operating income (loss)	$1,868	$(171)	$4,301	$39

Consolidated revenues for the three months ended June 30, 2021 were $34,826, or 88.7% higher than for the three months ended June 30, 2020, as a result of increased revenue across all three segments and the impact of acquisitions, to a smaller extent.

The Company’s net income for the three months ended June 30, 2021 totaled approximately $870 or $0.88 per diluted share, compared to a net loss of ($1,297) or ($1.49) per diluted share for the three months ended June 30, 2020.

Consolidated revenues for the nine months ended June 30, 2021 were $91,446, or 59.2% higher than for the nine months ended June 30, 2020, as a result of increased revenue across all three segments and the impact of acquisitions, to a smaller extent.

The Company’s net income for the nine months ended June 30, 2021 totaled approximately $1,721 or $1.75 per diluted share, compared to a net loss of ($2,354) or ($2.71) per diluted share for the nine months ended June 30, 2020.

The following table sets forth a reconciliation of operating income (loss) to adjusted operating income (loss):

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Operating income (loss)	$1,322	$(632)	$2,652	$(1,504)
Amortization of intangible assets(1)	288	243	832	729
Stock-based compensation(2)	31	68	85	217
Cost recognized on sale of acquired inventory (3)	227	150	732	597
Adjusted operating income (loss)	$1,868	$(171)	$4,301	$39

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

Results of Operations - Global Logistics Services – Three and Nine Months Ended June 30, 2021 and 2020

Our Global Logistics Services business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

Global Logistics Services – Selected Financial Information:

	Three Months Ended June 30,		Nine Months Ended June 301,
	2021	2020	2021	2020
(in thousands)
Revenue	$29,369	$15,565	$76,002	$46,972
Forwarding expenses	24,173	12,194	62,818	35,896
Net revenue	5,196	3,371	13,184	11,076
Net revenue margin	17.7%	22.0%	17.3%	23.6%
Selling, general & administrative	4,523	3,429	11,640	11,019
Income (loss) from operations	$673	$(58)	$1,544	$57

Revenue

Total revenue for the three months ended June 30, 2021 was $29,369, as compared to $15,565 for the three months ended June 30, 2020, an increase of $13,804 or 88.7%. Of the increase in revenue, 89.5% represented growth primarily due to the rise in transportation rates as a result of capacity issues globally and a recovery in business compared with the depressed levels in the prior year period, while two acquisitions accounted for the remainder of the growth. Total revenue for the nine months ended June 30, 2021 and 2020 was $76,002 and $46,972, respectively, an increase of $29,030 or 61.8%. Of the increase in revenue, 89% represented organic growth primarily due to the rise in transportation rates due to capacity issues globally and a recovery in business compared with the depressed levels in the prior year period, while two acquisitions accounted for the remainder.

Forwarding Expenses

Forwarding expenses for the three months ended June 30, 2021 increased by $11,979, or 98.2%, to $24,173 as compared to $12,194 for the three months ended June 30, 2020. Forwarding expenses as a percentage of revenue were 82.3% and 78.3% for the three months ended June 30, 2021 and 2020, respectively. Similar to the revenue increase, the increase in forwarding expenses and forwarding expense as a percentage of revenue reflected higher transportation rates and increased expenses related to acquisitions.

Forwarding expenses for the nine months ended June 30, 2021 increased by $26,922, or 75.0%, to $62,818 as compared to $35,896 for the nine months ended June 30, 2020. Forwarding expenses as a percentage of revenue were 82.6% and 76.4% for the nine months ended June 30, 2021 and June 30, 2020, respectively. Similar to the revenue increase, the increase in forwarding expenses and forwarding expense as a percentage of revenue reflected higher transportation rates and increased expenses related to acquisitions.

Net Revenue and Net Revenue Margin

Net revenue for the three months ended June 30, 2021 was $5,196, an increase of $1,825, or 54.1%, as compared to $3,371 for the three months ended June 30, 2020. This increase was mainly the result of a recovery in business compared with the depressed levels in the prior year period which drove organic growth of 34% as well as increased revenue from two acquisitions, which accounted for the balance of the growth. Net revenue as a percentage of revenue decreased to 17.7% compared to 21.7% for the prior year period due to the increase in transportation rates versus the prior year period.

Net revenue for the nine months ended June 30, 2021 was $13,184, an increase of $2,108, or 19.0%, as compared to $11,076 for the nine months ended June 30, 2020. This increase was mainly the result of a recovery in business compared with the depressed levels in the prior year period which drove organic growth of 5% as well as increased revenue from two acquisitions, which accounted for the balance of the growth. Net revenue as a percentage of revenue decreased to 17.3% compared to 23.6% for the prior year period due to the increase in transportation rates versus the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 were $4,523, as compared to $3,429 for the three months ended June 30, 2020. This increase of $1,094, or 31.9%, was largely attributed to additional expenses from businesses acquired versus the prior year period as well as one-time expenses related to a payment to settle a customer dispute and severance for a senior leadership change. As a percentage of revenue, selling, general and administrative expenses were 15.4% and 22.0% of revenue for the three months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expenses for the nine months ended June 30, 2021 were $11,640, as compared to $11,019 for the nine months ended June 30, 2020. This increase of $621, or 5.6%, was largely attributed to additional expenses from businesses acquired versus the prior year period as well as one-time expenses related to a payment to settle a customer dispute and severance for a senior leadership change. As a percentage of revenue, selling, general and administrative expenses were 15.3% and 23.5% of revenue for the nine months ended June 30, 2021 and 2020, respectively.

Income (loss) from Operations

Income from operations increased to $673 for the three months ended June 30, 2021, as compared to a loss of ($58) for the three months ended June 30, 2020, an increase of $731. Income from operations increased during the three months ended June 30, 2021 as a result of cost reductions and, to a lesser extent, the contribution from an acquisition versus the prior year period, partially offset by the one-time expenses discussed above. Operating margin as a percentage of net revenue for the three months ended June 30, 2021 was 13.0% compared to (1.72%) in the prior year period.

Income from operations increased to $1,544 for the nine months ended June 30, 2021, as compared to $57 for the nine months ended June 30, 2020, an increase of $1,487, or 2,608.7%. Income from operations increased during the nine months ended June 30, 2021 as a result of cost reductions and, to a lesser extent, the contribution from an acquisition versus the prior year period, partially offset by the one-time expense discussed above. Operating margin as a percentage of net revenue for the nine months ended June 30, 2021 was 11.7% compared to 0.51% in the prior year period.

Results of Operations - Manufacturing – Three and Nine Months Ended June 30, 2021 and 2020

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Revenue	$2,073	$1,605	$6,471	$5,531
Cost of sales	944	752	2,985	2,505
Gross profit	1,129	853	3,486	3,026
Gross profit margin	54.5%	53.1%	53.9%	54.7%
Selling, general and administrative	682	482	2,007	1,865
Income from Operations	$447	$371	$1,479	$1,161

Revenue

Total revenue was $2,073 and $1,605 for the three months ended June 30, 2021 and 2020, respectively, an increase of $468, or 29.2%. Total revenue was $6,471 and $5,531 for the nine months ended June 30, 2021 and 2020, respectively, an increase of $940, or 17.0%. The revenue increase in both periods reflected a broad increase across the business relative to the COVID-19 related slowdown in the respective prior year periods.

Cost of Sales

Cost of sales was $944 and $752 for the three months ended June 30, 2021 and 2020, respectively, an increase of $192, or 25.5%. Cost of sales was $2,985 and $2,505 for the nine months ended June 30, 2021 and 2020, respectively, an increase of $480, or 19.2%. The cost of sales increases in both periods was consistent with the revenue increase in both periods and reflected relatively stable product mix.

Gross Profit and Gross Profit Margin

Gross profit was $1,129 and $853 for the three months ended June 30, 2021 and 2020, respectively, an increase of $276, or 32.4%. Gross profit margin for the three months ended June 30, 2021 and 2020 was 54.5% and 53.1%, respectively. Gross profit was $3,486 and $3,026 for the nine months ended June 30, 2021 and 2020, respectively, an increase of $460, or 15.2%. Gross profit margin for the nine months ended June 30, 2021 and 2020 was 53.9% and 54.7%, respectively. The gross profit in both periods increased proportionately with the increase in revenue of the business as reflected by relatively stable gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $682 and $482 for the three months ended June 30, 2021 and 2020, respectively, an increase of $200 or 41.5%. Expenses rose faster than revenue due to higher sales and marketing investments during the quarter compared to the prior year period. Selling, general and administrative expenses were $2,007 and $1,865 for the nine months ended June 30, 2021 and 2020, respectively, an increase of $142 or 7.6%. The relatively stable selling, general and administrative expenses for the nine months ended June 30, 2021 compared to the prior year period reflected cost savings efforts partially offset by investment in sales and marketing efforts.

Income from Operations

Income from operations was $447 for the three months ended June 30, 2021 compared to $371 for the three months ended June 30, 2020, representing a 20.5% increase from the prior year period. Income from operations was $1,479 for the nine months ended June 30, 2021 compared to $1,161 for the nine months ended June 30, 2020, representing a 27.4% increase from the prior year period.  Operating profit increased in both periods as the business benefited from management’s decision a year ago not to reduce staffing levels which resulted in favorable operating leverage as revenue recovered, partially offset by investment in sales and marketing efforts.

Results of Operations – Life Sciences – Three and Nine Months Ended June 30, 2021 and 2020

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Life Sciences – Selected Financial Information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Revenue	$3,384	$1,328	$8,973	$4,937
Cost of sales	714	82	2,145	1,066
Cost recognized upon sales of acquired inventory	227	377	732	597
Gross profit	2,443	869	6,096	3,274
Gross profit margin	72.2%	65.4%	67.9%	66.3%
Selling, general and administrative	1,084	951	3,273	3,002
Income (loss) from Operations	$1,359	$(82)	$2,823	$272

Revenue

Total revenue was $3,384 and $1,328 for the three months ended June 30, 2021 and 2020, respectively, an increase of $2,056 or 154.8%. Of the $2,056 increase in revenue, 82.1% represented organic growth as the Life Sciences business experienced a recovery from the COVID-led slowdown as well as the introduction of new products and services, with an acquisition accounting for the remainder of the increase. Total revenue was $8,973 and $4,937 for the nine months ended June 30, 2021 and 2020, respectively, an increase of $4,036 or 81.7%. Of the $4,036 increase in revenue, 77.7% represented organic growth as the Life Sciences business experienced a recovery from the COVID-led slowdown as well as the introduction of new products and services, with an acquisition accounting for the remainder of the increase.

Cost of Sales and Cost Recognized Upon Sale of Acquired Inventory

Cost of sales was $714 and $82 for the three months ended June 30, 2021 and 2020, respectively, an increase of $632 or 770.7%, primarily as a result of business growth and, to a smaller degree, increased expenses from an acquisition.  Cost recognized upon sale of acquired inventory was $227 and $377 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $153 or 40.6%, due to some acquired inventory being fully amortized partially offset by some acquired inventory.

Cost of sales was $2,145 and $1,066 for the nine months ended June 30, 2021 and 2020, respectively, an increase of $1,079 or 101.2%, primarily as a result of business growth.  Cost recognized upon sale of acquired inventory was $732 and $597 for the nine months ended June 30, 2021 and 2020, respectively, an increase of $135 or 22.6%, due to acquired inventory from an acquisition partially offset by some inventory being fully amortized.

Gross Profit and Gross Profit Margin

Gross profit was $2,443 and $869 for the three months ended June 30, 2021 and 2020, respectively, an increase of $1,574 or 181.1%. During the three months ended June 30, 2021 and 2020, the Life Sciences segment had a gross profit margin of 72.2% and 65.4%, respectively.

Gross profit was $6,096 and $3,274 for the nine months ended June 30, 2021 and 2020, respectively, an increase of $4,036 or 81.7%. During the nine months ended June 30, 2021 and 2020, the Life Sciences segment had a gross profit margin of 67.9% and 66.3%, respectively. Gross profit margin for both periods increased in line with revenue, including as a result of contributions from an acquisition, with consistent product mix period-to-period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,084 and $951 for the three months ended June 30, 2021 and 2020, respectively, an increase of $133, or 14.0%. Selling, general and administrative expenses were $3,273 and $3,002 for the nine months ended June 30, 2021 and 2020, respectively, an increase of $271 or 9.0%. The increased expenses in both periods reflected leverage of fixed costs and increased expenses from an acquired business relative to the prior year periods.

Income from Operations

Income (loss) from operations for the three months ended June 30, 2021 and 2020 was $1,359 and ($82), an increase of $1,441. Income from operations for the nine months ended June 30, 2021 and 2020 was $2,823 and $272, an increase of $2,551. The growth in both periods reflected strong organic growth, favorable operating leverage and, to a smaller extent, contributions from an acquisition.

Results of Operations – Corporate and other – Three and Nine Months Ended June 30, 2021 and 2020

Below is a reconciliation of income from operating segments to net income (loss) available to common stockholders.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total income from operating segments	$2,479	$231	$5,846	$1,490
Administrative expenses	(838)	(514)	(2,277)	(2,048)
Amortization expense	(288)	(243)	(832)	(729)
Stock-based compensation	(31)	(106)	(85)	(217)
Total Corporate expenses	(1,157)	(863)	(3,194)	(2,994)
Interest expense	(141)	(108)	(418)	(412)
Gain on Paycheck Protection Program loan forgiveness	—	—	135	—
Net income (loss) before taxes	1,181	(740)	2,369	(1,916)
Income tax expense	(311)	(557)	(648)	(438)
Net income (loss)	870	(1,297)	1,721	(2,354)
Preferred stock dividends	(197)	(174)	(566)	(500)
Net Income (Loss) Available to Common Stockholders	$673	$(1,471)	$1,155	$(2,854)

Total Corporate Expenses

Total corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $294, or by 34.1%, to $1,157 for the three months ended June 30, 2021 as compared to $863 for the three months ended June 30, 2020. The increase was primarily due to higher amortization of intangible asset expense related to acquisitions versus the prior year period, partially offset by lower professional expenses and stock-based compensation.

Total corporate expenses increased by $200, or by 6.7%, to $3,194 in the nine months ended June 30, 2021 as compared to $2,994 for the nine months ended June 30, 2020. The increase was primarily due to higher amortization of intangible asset expense related to acquisitions versus the prior year period, partially offset by lower professional expenses and stock-based compensation.

Interest Expense

Interest expense for the consolidated company increased $33, or 30.6%, to $141 for the three months ended June 30, 2021 from $108 for the three months ended June 30, 2020 as a result of a higher debt level due to acquisitions. Interest expense for the consolidated company for the nine months ended June 30, 2021 increased $6, or 1.5%, to $418, comparable to $412 for the nine months ended June 30, 2020.

Income Taxes

On a consolidated basis, the Company recorded an income tax expense of $311 for the three months ended June 30, 2021, as compared to an income tax expense of $557 for the three months ended June 30, 2020. The increase in expense was primarily due to the increase in pretax income. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

On a consolidated basis, the Company recorded an income tax expense of $648 for the nine months ended June 30, 2021, as compared to an income tax expense of $438 for the nine months ended June 30, 2020. The increase in expense was primarily due to the increase in pretax income. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and is expected to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”). For the three months ended June 30, 2021 and 2020, preferred stock dividends were $197 and $174, respectively, representing an increase of $23, or 13.2%.  The increase in preferred stock dividends was the result of the increase in dividend rate as of January 1, 2021 to 8% from 7%, partially offset by a lower number of shares of Series C Stock outstanding. See note 10 to the condensed consolidated financial statements for additional information.

For the nine months ended June 30, 2021 and 2020, preferred stock dividends were $566 and $500, respectively, representing an increase of $66, or 13.2%.  The increase in preferred stock dividends was the result of the increase in dividend rate as of January 1, 2021 to 8% from 7%, partially offset by a lower number of shares of Series C Stock outstanding. See note 10 to the condensed consolidated financial statements for additional information.

Net Income (Loss)

Net income was $870, or $0.88 per diluted share, for the three months ended June 30, 2021 compared to net loss of ($1,297), or ($1.49) per diluted share, for the three months ended June 30, 2020. The increase was primarily due to higher revenues and gross profit and lower selling, general and administrative expenses across our operating segments.

Net income was $1,721, or $1.75 per diluted share, for the nine months ended June 30, 2021 compared to net loss of ($2,354), or ($2.71) per diluted share, for the nine months ended June 30, 2020. The increase was primarily due to higher revenues and gross profit and lower selling, general and administrative expenses across our operating segments.

Income (Loss) Available to Common Shareholders

Income available to holders of common shares was $673, or $0.68 per diluted share, for the three months ended June 30, 2020 compared to loss available to holders of common shares of ($1,471), or ($1.69) per diluted share, for the three months ended June 30, 2020. The increase in income primarily was due to higher gross profit and lower selling, general and administrative expenses across our operating segments.

Income available to holders of common shares was $1,155, or $1.17 per diluted share, for the nine months ended June 30, 2020 compared to loss available to holders of common shares of ($2,854), or ($3.29) per diluted share, for the nine months ended June 30, 2020. The increase in income primarily was due to higher gross profit and lower selling, general and administrative expenses across our operating segments.

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

The COVID-19 pandemic has negatively impacted our liquidity and cash flows. As discussed in greater detail in note 9 to the condensed consolidated financial statements, on April 19, 2020, we entered into a loan agreement with Santander and executed a U.S. Small Business Administration note pursuant to which we borrowed $2,726 from Santander pursuant to the PPP under the Cares Act, Section 7(a)(36) of the Small Business Act in order to be able to continue to cover our payroll costs, group health care benefits, mortgage payments, rent and utilities.  On July 22, 2021, the Company received notification from Santander that the SBA had granted full forgiveness of the Company PPP Loan on July 20, 2021 in the amount of $2,726 and interest payable in the amount of $34. The duration and magnitude of the pandemic is not reasonably estimable at this point, and if the pandemic persists, our liquidity and capital resources could be further negatively impacted.

Our subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, we do not make significant capital expenditures. Janel’s cash flow performance for the 2021 fiscal year is not necessarily indicative of future cash flow performance. As of June 30, 2021, the Company’s cash and working capital deficiency (current assets minus current liabilities) were $2,926 and $11,818, respectively. As of September 30, 2020, the Company’s cash and working capital deficiency were $3,349 and $10,372, respectively. Compared with the prior year period, the Company’s cash and cash equivalents decreased $432, or 12.6%, and its working capital deficiency increased $1,446, or 13.9%. The decrease in cash and increase in working capital deficiency was primarily the result of acquisitions and slower accounts receivables collections.

Cash flows from operating activities

Net cash provided by operating activities for the nine months ended June 30, 2021 and 2020 was $139 and $1,263, respectively. The decrease in cash provided by operations for the nine months ended June 30, 2021 compared to the prior year period was driven principally by the timing of cash collections for accounts receivables and cash payments on accounts payables at our Global Logistics Services business.

Cash flows from investing activities

Net cash used in investing activities totaled $3,001 for the nine months ended June 30, 2021, versus $403 for nine months ended June 30, 2020. The Company used $2,874 for the acquisition of two businesses and $127 for the acquisition of property and equipment for the nine months ended June 30, 2021 compared to $115 for final purchase price adjustments related to an acquisition and $288 for the acquisition of property and equipment for the nine months ended June 30, 2020.

Cash flows from financing activities

Net cash provided by financing activities was $2,439 for the nine months ended June 30, 2021, versus ($344) used in financing activities for the nine months ended June 30, 2020. Net cash provided by financing activities for the nine months ended June 30, 2021 primarily included funds from our line of credit partially offset by repayments of term loans.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements or obligations.

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

The Life Sciences segment had a lack of documentation and/or controls over the following:

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

Remediation Plan

We have engaged an external consultant to assist in the development and execution of a plan to remediate the material weaknesses noted related to our Life Sciences segment noted above. This process includes review of our controls and implementation of a new enterprise resource planning system which commenced during the first quarter of fiscal 2021 and is expected to be fully implemented by the end of the fourth quarter of fiscal 2021.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the three months ended June 30, 2021. In addition, there were no shares of common stock purchased by us during the three months ended June 30, 2021.

ITEM 6.	EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 for the three and nine months ended June 30, 2021 and 2020 in XBRL (Extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2021	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2021	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary