Form 10-K
period 2021-09-30
JANEL CORP
filed 2021-12-27
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021
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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value (“Common Stock”), held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Pink tier of the OTC market on March 31, 2021, was $4,345,723.

The number of shares of the registrant’s Common Stock outstanding as of December 23, 2021 was 959,707.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, the impact of the coronavirus on the worldwide economic conditions and on our businesses, our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage; indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; our dependence on key employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; our compliance with applicable privacy, security and data laws; competition faced by our logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, increase in the cost or supply shortages, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock, the impact of COVID-19 on our operations and financial results; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1	BUSINESS

Our Business

Janel Corporation (“Janel,” the “Company” or the “Registrant”) is a holding company with subsidiaries in three business segments: Logistics (previously known as Global Logistics Services), Manufacturing and Life Sciences. In the fourth quarter of 2021, our former Global Logistics Services segment was renamed “Logistics”; this change related to the name only and had no impact on the Company’s previously reported historical financial position, results of operations, cash flow or segment level results. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

Management at the holding company focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

Janel was incorporated on August 31, 2000 and is domiciled in the state of Nevada. Its corporate headquarters are located in New York, New York.

Janel and its consolidated subsidiaries employed 317 full-time people, as of September 30, 2021, in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good. Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency opportunities, skills, and resources they need to be successful.

Our Business Segments

We have three reportable segments: Logistics, Manufacturing and Life Sciences. The following provides greater detail regarding each of these segments.

Logistics

The Company’s Logistics segment is comprised of several wholly-owned subsidiaries.  The Company’s Logistics segment is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air, ocean and land-based carriers, customs brokerage services, warehousing and distribution services, trucking, and other value-added logistics services.  In addition to these revenue streams, the Company earns accessorial revenue in connection with its core services. Accessorial revenue includes, but is not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

On September 21, 2021, the Company completed a business combination whereby it acquired all of the membership interests of Expedited Logistics and Freight Services, LLC. (“ELFS”) and related subsidiaries which we include in our Logistics segment.

On December 31, 2020, the Company completed a business combination whereby it acquired substantially all of the assets and certain liabilities of W.R. Zanes & Co. of LA., Inc., (“W.R. Zanes”) which we include in our Logistics segment.

On July 23, 2020, the Company acquired all of the outstanding common stock of Atlantic Customs Brokers, Inc., (“ACB”) which we include in our Logistics segment.

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

Life Sciences

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences segment also produces products for other life science companies on an original equipment manufacturer (OEM) basis.

On December 4, 2020, the Company completed a business combination whereby it acquired all of the membership interests of ImmunoChemistry Technologies, LLC. (“ICT”) which we include in our Life Sciences segment.

Logistics

The Company’s Logistics segment helps clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging, online shipment tracking and hazardous material warehousing and distribution.

Our Logistics segment earns flat fees for certain services, such as customs entry filing. For brokered services, Logistics earns the difference between the rate charged by a service provider and the rate Logistics charges the customer for the provider’s service. Its freight consolidation activities, in addition to on-going volume-based relationships with providers, allows Logistics to command preferred service rates that can be passed on profitably to the customer.

As a non-asset-based logistics provider, we own only a minimal amount of equipment. We generally expect to neither own nor operate any material transportation assets and, consequently, arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, railroads, ocean carriers and other non-asset based third-party providers. By not owning the transportation equipment used to transport the freight, which results in relatively minimal fixed operating costs, we are able to leverage our network of locations to offer competitive pricing and flexible solutions to our customers. Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift across various modes of transportation. We believe our low capital intensity model allows us to provide low-cost solutions to our customers, operate our business with strong cash flow characteristics, and retain significant flexibility in responding to changing industries and economic conditions.

During the fiscal year ended September 30, 2021, Logistics handled approximately 66,000 individual import and export shipments originating or terminating in countries around the world. Approximately 49% of the gross revenue from these activities related to ocean freight, 21% to air freight, 18% to trucking, 11% to custom brokerage trucking and the remainder of 1% to other.

Based upon revenue, our customers are diverse, with the largest individual customer accounting for about 6% of revenues and the top ten customers accounting for 28% of revenues during fiscal 2021.

As of September 30, 2021, our Logistics segment operated out of twenty full-service locations in the United States and maintained a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

Each office is responsible for its growth and profitability. Logistics management helps the offices as needed with efforts such as human resources, maintaining a common information technology platform and centralized accounting services. Our growth strategy includes servicing existing customers well and acquiring more of their business, hiring new people who can grow our company and adding new companies or services through acquisitions.

The logistics industry is highly fragmented, with low barriers to entry and intense competition. Our Logistics segment competes against providers ranging in size from “mom-and-pop” businesses to multi-national firms with hundreds of offices worldwide. Many of our Logistics customers utilize more than one logistics provider.

The global forwarding industry requires dealings in currencies other than the U.S. Dollar. As a result, our Logistics segment is exposed to the inherent risks of international currency markets and governmental interference. Some countries in which the Logistics segment maintains agent relationships have currency control regulations that influence our ability to hedge foreign currency exposure. Logistics tries to manage these exposures by accelerating international currency settlements among those agents.

Historically, the quarterly operating results of the Logistics segment have been subject to seasonal trends. The fiscal third and fourth quarters have traditionally been the strongest, and the fiscal second quarter has traditionally been the weakest.  This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and other similar and subtle forces.

A significant portion of Logistics segment revenues are derived from customers in industries with shipping patterns tied to consumer demand and/or just-in-time production schedules. Many Logistics customers may ship a significant portion of their goods at or near the end of a quarter. Therefore, the timing of revenues is, to a large degree, affected by factors beyond its control, such as shifting consumer demand for retail goods and manufacturing production delays. We cannot accurately forecast many of these factors, nor can we estimate the relative impact of any given factor. Therefore, historical patterns experienced may not continue in the future.

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

Logistics is a customs broker licensed and permitted by U.S. Customs and Border Protection (“CBP”). All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. Logistics is a registered Ocean Transportation Intermediary (“OTI”) and is licensed as a non-vessel operating common carrier (“NVOCC”) by the Federal Maritime Commission (“FMC”). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements. We also operate as a Transportation Security Administration (“TSA”) certified Indirect Air Carrier (“IAC”), providing air freight services, subject to commercial standards set forth by the International Air Transport Association (“IATA”) and federal regulations issued by the Transportation Security Administration.

Air freight forwarding operations are subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act as enforced by the Federal Aviation Administration of the U.S. Department of Transportation and the Transportation Security Administration of the Department of Homeland Security. While air freight forwarders are exempted from most of the Federal Aviation Act’s requirements by the Economic Aviation Regulations, the industry is subject to ongoing regulatory and legislative developments that can impact the economics of the industry by requiring changes to operating practices or influencing the demand for, and the costs of, providing services to customers.

Surface freight forwarding operations are subject to various state and federal statutes and are regulated by the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation and, to a very limited extent, the Surface Transportation Board. These federal agencies have broad investigatory and regulatory powers, including the power to issue a certificate of authority or license to engage in the business, to approve specified mergers, consolidations and acquisitions, and to regulate the delivery of some types of domestic shipments and operations within particular geographic areas.

The Federal Motor Carrier Safety Administration also has the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges and accounting systems, to require periodic financial reporting, and to regulate insurance, driver qualifications, operation of motor vehicles, parts and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect our operations and the motor carriers that are used in the provisioning of the transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services.

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

Manufacturing

The Company’s Manufacturing segment is comprised of Indco, Inc. (“Indco”) which is a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries. Indco’s headquarters and manufacturing operations are located in a single owned facility in New Albany, Indiana.

Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include standard product configurations, both manufactured and distributed, available for order from Indco’s website and its print catalog, mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2021, Indco made approximately 4,600 individual shipments to customers. In fiscal 2021, approximately 87% of Indco’s revenue came from manufacturing activity. The remainder of its revenue came from non-manufactured product distribution activity. Indco’s revenue generally is level throughout the year with little seasonality.

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

Life Sciences

The Company’s wholly-owned Life Sciences segment manufactures and distributes high-quality antibodies monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provide antibody manufacturing for academic and industry research scientists.

Our Life Sciences segment also produces products for life science companies on an original equipment manufacturer (OEM) basis. Through a combined portfolio of approximately 2,000 products and a range of custom services, the Life Sciences segment provides the scientific community with high quality tools to support critical research efforts.

Our Life Sciences segment is based in Davis, California on an owned 40-acre facility and two other leased locations in the U.S. Our growth strategy is to place high-quality products in the hands of more researchers to accelerate scientific discovery.

Our growth strategies include:

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

The majority of our life science products are shipped within two days of receipt of the customers’ orders. Consequently, we typically do not maintain significant backlog of orders for our Life Sciences segment products.

Our Life Sciences segment is subject to regulation. Antibodies maintains International Organization of Standardization certification for medical devices to support our manufacturing operation. We also comply with regulations related to the United States Department of Agriculture, National Institutes of Health, Office of Laboratory Animal Welfare and the United States Food and Drug Administration. Many of our customers are regulated and must verify our compliance with their standards throughout the supply chain, which requires us to maintain careful records. The failure to comply with these regulations may impair our ability to compete in the marketplace.

Additional information with respect to Janel’s businesses

Our principal executive offices and corporate headquarters are located at 80 Eighth Avenue, New York, New York 10011, and our telephone number is (212) 373-5895.

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

The following risk factors should be read carefully in connection with an evaluation of the Company’s business and any forward-looking statements made in this Annual Report on Form 10-K and elsewhere. See the section entitled “Cautionary Statement Regarding Forward-Looking Statements” set forth above. Any of the following risks or others discussed in this Annual Report on Form 10-K or the Company’s other SEC filings could materially adversely affect the Company’s business, operating results and financial condition. An investment in Janel’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect Janel are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

 Risk Factors Related To The COVID-19 Pandemic

The coronavirus pandemic has significantly impacted worldwide economic conditions and has had, and may likely to continue to have, an adverse effect on our business operations, results of operations, cash flows and financial position.

The COVID-19 pandemic continues to have widespread implications and while we see improvements in the broader economy, it is difficult to predict how COVID-19 will impact the overall economy in the future. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact our customers, suppliers, employees and other business partners. Many countries have begun the process of vaccinating their residents against COVID-19. However, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may impact the economy as well as our operations in the future. Our results for the fiscal year 2021 showed encouraging recovery as we navigate through this unique environment.

While we are seeing positive results despite the current COVID-19 environment, there remains uncertainty regarding how COVID-19 will impact the Company’s results in the future.

The effects of the COVID-19 pandemic may last for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; our ability to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, general scarcity of employees, or travel and other restrictions; current global supply chain disruptions caused by the COVID-19 pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

Risk Factors Related To Janel’s Growth Strategy

Janel’s strategy of expanding its business through acquisitions of other businesses presents special risks.

Janel expects to grow its businesses in part by completing acquisitions. Janel will either acquire businesses within its existing segments, or expand its portfolio into new segments. In either case:

•	Janel’s financial condition may not be sufficient to support the funding needs of an expansion program;

•	Janel may not be able to successfully identify suitable investment opportunities;

•	acquisitions that Janel undertakes may not be successfully consummated or enhance profitability; or

•	expansion opportunities may not be available to Janel upon reasonable terms.

There may be a limited number of operating companies available for acquisition that Janel deems to be desirable targets. Additionally, in recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still SPACs seeking targets for their initial business combination, as well as many SPACs currently in registration with the SEC.

As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an acquisition. Janel may compete with entities whose financial resources, technical expertise and managerial capabilities are significantly greater than Janel’s. Therefore, Janel may be at a competitive disadvantage in negotiating and executing possible acquisitions. Even if Janel is successful in a competitive bidding process for an acquisition, this competition may affect the terms of completed transactions, and, as a result, Janel may pay more or receive less favorable terms than it expected for potential acquisitions.

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

•
need to incur additional indebtedness, issue stock (which may have rights superior to the rights of Janel’s common stock and which may have a dilutive effect on Janel’s stockholders), or use cash in order to complete the acquisition.

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

Janel’s cash needs are currently met by commercial bank credit facilities, cash on hand and cash generated from current operations. Actual short- and long-term working capital needs will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition, and the cost associated with growing, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under Janel’s bank lines of credit are insufficient to meet cash needs, Janel will be required to obtain additional investment capital or debt funding to continue operations.

Our substantial debt obligations could restrict our operations and financial condition. Additionally, our ability to generate cash to make payments on our indebtedness depends on many factors beyond our control.

As of September 30, 2021, we had approximately $41,324 of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:

•	making it more difficult for us to satisfy our financial obligations;

•	increasing our vulnerability to adverse economic, regulatory, and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, and general corporate or other purposes; and

•	exposing us to greater interest rate risk, including the risk to variable borrowings of a rate increase and the risk to fixed borrowings of a rate decrease.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness when scheduled payments are due or to fund other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require make-whole payments and compliance with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing would depend on, among other things, our financial condition at the time, restriction in the agreements governing our indebtedness, and the condition of the financial markets and the industries in which we operate. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we may have to seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with the terms of any existing or future indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of the payment of all of our debt.

Instability in the financial markets may adversely affect our business.

Instability in the global financial markets could reduce availability of credit to our business. Although we currently have a revolving credit agreement with Santander Bank, N.A. in place until September 21, 2026 and another with First Merchants Bank in place until July 1, 2025, tightening credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of the Company’s securities. In 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. The deadline has been mostly extended and most U.S. dollar-denominated LIBOR maturity tenors will continue to be published under June 30, 2023.

We may need to renegotiate our revolving credit facility, as well as Indco’s credit agreement with First Merchants Bank. This could have an adverse effect on our financing costs by increasing the cost of our variable rate indebtedness.

Janel’s businesses are dependent upon technically skilled employees.

Janel believes that the success of its business is highly dependent on the continuing efforts of certain technically skilled employees, particularly experienced engineers in our Manufacturing segment and scientists in our Life Sciences segment. Only some of our employees are subject to employment agreements. The competition for experienced engineers in the Manufacturing segment and scientists in our Life Sciences business is intense. The loss of the services of technical skilled employees could have a material adverse effect on Janel’s business.

Climate change and increased focus by governmental and non-governmental organizations and customers on sustainability issues, including those related to climate change, may adversely affect our business and financial results.

Scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, wildfires and other climatic events. Our Life Sciences business operates out of three locations and our Manufacturing business in a single location.  Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products at these locations. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions on supply chains or information technology or other necessary services for our Company.

Federal, state, and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks in our Logistics segment, could adversely affect our operations and financial results.

More specifically, legislative, or regulatory actions related to climate change could adversely impact the Company by increasing our Logistics business fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition, and results of operations.

Increases in shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results.

We may experience supply delays and shortages due to a variety of macroeconomic factors, including disruptions on the global supply chain as a result of the ongoing COVID-19 pandemic, especially with respect to goods from China. The ongoing COVID-19 pandemic has resulted in significant disruption to the operations of certain suppliers in China and the related transportation of their goods to the United States that are parts of our global supply chain. We have been able to make alternative delivery arrangements for limited quantities of goods, at increased cost.

While we have not yet experienced material shortages in supply as a result of these disruptions and our alternative delivery arrangements, if they were to be prolonged or expanded in scope, there could be resulting supply shortages that could impact our ability to manufacture and to deliver our products to our customers. Accordingly, such supply shortages and delivery limitations could have and material adverse effect on our business, financial condition, results of operations, and cash flows.

Furthermore, increases in compensation, wage pressure, and other expenses for our employees, may adversely affect our profitability. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general, and administrative expenses. Our competitive price model and pricing pressures in the industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations.

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

Terrorist acts or acts of war or armed conflict could negatively affect Janel’s business operations. Any of these acts could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, and, in particular, could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause a reduction in demand for Janel’s businesses. In particular, this would have a corresponding negative effect on Janel’s Logistics business.

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

Acquired companies will need to be integrated with our information technology systems, which may cause additional training or licensing cost, along with potential delays and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted. The challenges associated with integration of our acquisitions may increase these risks.

If we fail to comply with applicable privacy, security and data laws, regulations and standards, our business and reputation could be materially adversely affected.

As disclosed above, we connect and store certain personal identifying and confidential information relating to our customers, vendors, employees and supplier. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements. International laws, rules and regulations governing the use and disclosure of such information, such as the GDPR, can be more stringent than in the United States, and they vary across jurisdictions. In addition, more jurisdictions are regulating the transfer of data across borders and domestic privacy and data protection laws are generally becoming more onerous.

These laws, rules and contractual requirements are subject to change and the regulatory environment surrounding data security and privacy is increasingly demanding. Compliance with existing or new privacy, security and data laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations.

Our management information and financial reporting systems are spread across diverse platforms and geographies.

The growth of our business through acquisitions has resulted in our reliance on the accounting, business information, and other computer systems of these acquired entities to capture and transmit information concerning customer orders, carrier payment, payroll, and other critical business data. We continue to make progress towards migrating our various legacy operating and accounting systems to a singular Oracle- based system. As long as an acquired business remains on another information technology system, we face additional manual calculations, training costs, delays, and an increased possibility of inaccuracies in the data we use to manage our business and report our financial results. Any delay in compiling, assessing, and reporting information could adversely impact our business, our ability to timely react to changes in volumes, prices, or other trends, or to take actions to comply with financial covenants, all of which could negatively impact our stock price.

Risks related to our receipt of Paycheck Protection Program funding.

In response to the COVID-19 pandemic and the resulting impact on our current and future operations, we applied for a loan under the Paycheck Protection Program (the “PPP”). In April 2020 we were approved for the amount of $2,760, which we received in April 2020 and on July 23, 2020, as part of the ACB acquisition, the Company assumed a PPP loan in the amount of $135.

The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith, the certification does not contain any objective criteria and is subject to interpretation. In early 2020, the Small Business Administration provided guidance that it would be unlikely that a public company with substantial market value and access to capital markets would be able to make the required certification in good faith, and such company should be prepared to demonstrate to the Small Business Administration, upon request, the basis for its certification. Further, the Secretary of the Treasury and the Small Business Administration Administrator announced that the government will conduct a full audit of all PPP loans of more than $2,000 for which the borrower applies for forgiveness. While we believe we have satisfied all eligibility requirements for the PPP loans, there is a risk that we may be deemed ineligible to have received the PPP loans or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loans. In such event, we may be required to repay the PPP loans in their entirety and we could be subject to additional penalties. The Company applied for forgiveness during the year and received forgiveness during the current fiscal year.

Risk Factors Related To Janel’s Logistics Business

Our Logistics business faces aggressive competition from freight carriers with greater financial resources and from companies that operate in areas in which our Logistics business plans to expand in the future.

Our Logistics business faces intense competition within the freight industry on a local, regional, national and global basis. Many of our Logistics business competitors have much larger facilities and far greater financial resources. In the freight forwarding industry, our Logistics business competes with a large and diverse group of freight forwarding concerns, commercial air and ocean carriers and a large number of locally established companies in geographic areas where our Logistics business does business or intends to do business in the future.

The loss of customers, agents or employees to competitors could adversely impact our Logistics business’ ability to maintain profitability.

In addition, the transport of freight, both domestically and internationally, is highly competitive and price sensitive, and new competitors emerge annually. Changes in the volume of freight transported, shippers’ preferences as to the timing of deliveries as a means to control shipping costs, economic and political conditions (including as a result of the COVID-19 pandemic), both in the United States and abroad, work stoppages, labor constraints (including as a result of wage inflation), U.S. and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation may all have significant impact on our Logistics business overall business, growth and profitability.

Our Logistics business depends on third-party carriers to transport our customers’ cargo.

Our Logistics business’s ability to serve its customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines, ocean carriers that service the transportation lanes and trucking companies that our Logistics business uses. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of airlines or ocean carriers serving particular shipment lanes at particular times. Consequently, our ability to provide services for our customers could be adversely impacted by, among other things: shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, taxes and labor, changes in the financial stability or operating capabilities of carriers, and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.
In addition, any determination that our third-party carriers have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs.

Higher carrier prices may result in decreased gross profits.

Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our gross profit and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for truckload services and pending changes in regulations may reduce available capacity and increase carrier pricing.

We may be subject to claims arising from transportation of freight by the carriers with which we contract.

We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents, which may result in death or serious personal injuries.

The resulting types and/or amounts of damages may be excluded from or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our operating results.

In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.

One or more significant claims or the cost of maintaining our insurance could have an adverse effect on our results of operations.

We use the services of transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are, or may be, involved in accidents which may cause injuries and in which goods carried by them are lost or damaged. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death.

Although these drivers are work for third-party carriers, from time-to-time claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. Our involvement in the transportation of certain goods, including, but not limited to, hazardous materials, could also increase our exposure in the event of an accident resulting in injuries or contamination. The resulting types and/or amounts of damages may under any of these circumstances be excluded by or exceed the amount of our insurance coverage or the insurance coverage maintained by the contracted carrier.

A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers’ compensation claims, or unfavorable resolutions of any such claims could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations.

The timing of the incurrence of these costs could also significantly and adversely impact our operating results compared to prior periods.

Increased insurance premium cost could have an adverse effect on our results of operations.

Insurance carriers may increase premiums for transportation companies generally. We could also experience additional increases in our insurance premiums in the future if our claims experience worsens. If our insurance or claims expense increases and we are unable to offset the increase with desired levels of insurance at reasonable rates, it could have an adverse effect on our results of operations and financial position. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have an adverse effect on our results of operations and financial position.

The motor carriers we contract with are subject to increasingly restrictive laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business.

Future and existing environmental regulatory requirements could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. If we are unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services.

A determination that owner-operators are employees, rather than independent contractors, could expose us to various liabilities and additional costs.

Federal and state legislation as well as tax and other regulatory authorities may seek to assert that independent contractors in the transportation service industry, such as our owner-operators, are employees rather than independent contractors. For example, on September 18, 2019, the state of California passed Assembly Bill 5 (AB5), which codified a standard test for determining a worker’s status as an employee or independent contractor for purposes of determining employee benefits such as paid vacation, sick leave, meals and rest breaks, and overtime, known as the ABC test. The ABC test is generally thought to lower the threshold for classifying a worker as an employee as opposed to an independent contractor. AB5 was scheduled to go into effect on January 1, 2020; however, a California Federal District judge issued a preliminary injunction enjoining California from enforcing AB5 as to motor carriers. California can appeal the decision to grant the preliminary injunction.

While new in California, versions of the ABC test have existed in a number of other states over the years and have been challenged in various courts as violating the federal government’s exclusive right to regulate motor carriers in interstate commerce. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that reclassifies independent contractors to be employees. If our owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, as well as our potential liability for employee benefits.

In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

Recessions and other economic developments that reduce freight volumes could have a material adverse impact on our Logistics business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers like those serviced by our Logistics business, interest rate fluctuations and other economic factors beyond the control of our Logistics business.

Deterioration in the economic environment subjects our Logistics business to various risks that may have a material impact on its operating results and cause it, and therefore Janel, to not reach its long-term growth goals, as a result of, for example, the following:

•	a reduction in overall freight volumes in the marketplace, reducing our Logistics business’s opportunities for growth;

•	economic difficulties encountered by some of our Logistics business customers, who may, therefore, not be able to pay our Logistics business in a timely manner or at all, or may go out of business;

•
economic difficulties encountered by a significant number of our Logistics business’s transportation providers, who may go out of business and, therefore, leave our Logistics business unable to secure sufficient equipment or other transportation services to meet commitments to its customers; and

•
the inability of our Logistics business to appropriately adjust its expenses to changing market demands. In addition, if a downturn in the business cycles of our Logistics business customers causes a reduction in the volume of freight shipped by those customers, its, and therefore Janel’s, operating results could be adversely affected.

Other events affecting the volume of international trade and international operations could adversely affect our Logistics international operations.

In addition to economic conditions, our Logistics business’s international supply chain services are directly related to, and dependent on, the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as our Logistics business’s international supply chain services, is influenced by many factors, including:

•	economic and political conditions in the United States and abroad;

•	major work stoppages;

•	exchange controls, currency conversion and fluctuations;

•	war, other armed conflicts and terrorism; and

•	U.S. and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

The foregoing and other events beyond our Logistics business control, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on our Logistics segment.

Our Logistics business may be unable to manage its staffing needs, which may have an adverse impact on its costs of doing business.

In order to respond to the high variability in our Logistics business model, it may be necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our Logistics business staffing levels to its business needs. Additionally, there may be labor constraints as a result of COVID-19-related vaccine mandates. In addition, our Logistics business has other primarily variable expenses that are fixed for a period of time, and it may not be able to adequately adjust them in a period of rapid change in market demand.

 Our Logistics business faces competition in the freight forwarding, freight brokerage, logistics and supply chain management industry.

The freight forwarding, freight brokerage, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. Our Logistics business faces competition from a number of companies, including many that have significantly greater financial, technical and marketing resources.

Customers increasingly are turning to competitive bidding processes, in which they solicit bids from a number of competitors, including competitors that are larger than our Logistics business. Increased competition may lead to revenue reductions, reduced profit margins or a loss of market share, any one of which could harm our Logistics business. There are many factors that could impair our Logistics business’s profitability, including the following:

•
competition with other transportation services companies, some of which have a broader coverage network, a wider range of services, more fully developed information technology systems and greater capital resources than those of our Logistics business;

•
reduction by our Logistics business competitors of their rates to gain business, especially during times of declining growth rates in the economy, which reductions may limit our Logistics business’s ability to maintain or increase rates, maintain its operating margins or maintain significant growth in its business;

•
shifts in the business of shippers to asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry-wide capacity;

•	solicitation by shippers of bids from multiple transportation providers for their shipping needs and the resulting depression of freight rates or loss of business to competitors; and

•	the use by our Logistics business competitors of cooperative relationships to increase their ability to address shipper needs.

The Logistics industry is consolidating, and if our Logistics business cannot gain sufficient market presence, it may not be able to compete successfully against larger companies in its industry.

There currently is a trend within the logistics industry towards consolidation of the niche players into larger companies that are attempting to increase global operations through the acquisition of regional and local freight forwarders, brokers and other freight logistics providers. If our Logistics business cannot gain sufficient market presence or otherwise establish a successful strategy in its industry, it may not be able to compete successfully against larger companies in its industry.

Failure to comply with governmental permit and licensing requirements or statutory and regulatory requirements could result in civil and criminal sanctions, fines or revocation of our Logistics business’s operating authorities, and changes in these requirements could adversely affect our Logistics business.

Our Logistics business’s operations are subject to various state, local, federal and foreign statutes and regulations prohibiting various activities that in many instances require permits and licenses. Failure to maintain compliance with applicable law and regulations, required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our Logistics business operating authorities.

Moreover, government deregulation efforts, “modernization” of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect our Logistics business specifically.

Our Logistics business is subject to seasonal trends.

Historically, our Logistics business’s operating results have been subject to seasonal trends when measured on a quarterly basis. Its second fiscal quarter has traditionally been the weakest, and the third and fourth fiscal quarters have traditionally been the strongest. As a result, its quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which our Logistics business operates, holiday seasons, consumer demand, climate, economic conditions and numerous other factors. This historical seasonality has also been influenced by the growth and diversification of our Logistics business international network and service offerings. A substantial portion of our Logistics business’s revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our Logistics business’s revenue is, to a large degree, affected by factors that are outside of its control. Our Logistics business historic operating patterns may not continue in future periods as it cannot influence or forecast many of these factors.

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

The availability of certain critical raw materials is subject to factors that are not within Indco’s control. In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions, or there may be other supply chain issues related to the procurement of such raw materials, including as a result of the COVID-19 pandemic or climate change.

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

Failure to comply with these laws and regulations, or with the permits required for Indco’s operations, could result in fines or civil or criminal sanctions, third-party claims for property damage or personal injury, and investigation and cleanup costs.

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

Indco’s business operates out of a single location in New Albany, Indiana. Indco employs lean manufacturing techniques and therefore carries little inventory. Indco could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around its facility in Indiana, including an outbreak of an infectious disease such as COVID-19. As a result, Indco may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and Indco may suffer damage to its reputation. Indco’s, and therefore Janel’s, financial condition and results of operations could be materially adversely affected were such events to occur.

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

The Life Sciences business operates from three locations, which exposes it to certain risks.

Our Life Sciences business operates out of three locations in Davis, California, Aurora, Colorado and Bloomington, Minnesota. Any significant disruption of those operations for any reason, such as strikes or other labor unrest or constraints, including as a result of COVID-19 vaccine mandates, power interruptions, fire, earthquakes, outbreaks of infectious diseases such as COVID-19, or other events beyond our control, could adversely affect our sales and customer relationships and therefore adversely affect our business.

The success of Life Sciences depends on its ability to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross- reactivity.

Product quality and reputation are key purchasing decision factors for our Life Sciences customers. While our Life Sciences operations have experienced and qualified personnel, long operating histories and substantial production systems and protocols in place, failure on our part to meet our customers’ high-quality product expectations (in particular with respect to product purity, reproducibility and specificity) could adversely impact our business.

Risk Factors Related To Ownership of Janel’s Common Stock

Janel’s officers and directors and one of its stockholders have a controlling influence over Janel.

Janel’s officers and directors control the vote of approximately 69.7% of the outstanding shares of Janel’s common stock as of September 30, 2021, which includes Janel common stock such persons can acquire through the exercise of vested options granted to them. As a result, Janel’s officers and directors control the election of Janel’s directors and therefore have the ability to control the affairs of Janel. Furthermore, one particular investor in the Company has the right to appoint 50% of the members of Janel’s board of directors.

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

We may issue shares of preferred stock with greater rights than our common stock.

Our certificate of incorporation authorizes our board of directors to issue shares of preferred stock and to determine the price and other terms for those shares without the approval of our stockholders.

Any such preferred stock we may issue in the future could rank ahead of our common stock with respect to certain rights or obligations, including in terms of dividends, liquidation rights, and voting rights.

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

As of September 30, 2021, Logistics leased 6,900 square feet of office space in Garden City, New York. This location serves as the executive offices of the Logistics segment. The lease term ends March 31, 2025.

As of September 30, 2021, Logistics leased twenty office spaces, some of which are on a month-to-month basis, in twelve states located in the United States, Lease terms for these locations expire at various dates through March 31, 2025.

As of September 30, 2021, Indco owned an approximately 12,600 square feet manufacturing facility on a 1.2-acre parcel of land in New Albany, Indiana.

As of September 30, 2021, Life Sciences owned an approximately 25,000 square feet manufacturing facility on a 40-acre parcel of land in Davis, California.  The Life Sciences segment also leases two other offices in the United States.

The Company believes that its owned and leased properties are adequate to meet its occupancy needs in the foreseeable future.

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

Fiscal Quarter	Fiscal Year 2021		Fiscal Year 2020
	High	Low	High	Low
First Quarter, ended December 31,	$8.00	$3.00	$8.57	$5.97

Second Quarter, ended March 31,	$17.50	$4.51	$8.50	$5.97

Third Quarter, ended June 30,	$18.00	$11.00	$8.05	$3.00

Fourth Quarter, ended September 30,	$19.00	$14.00	$10.00	$3.00

On September 30, 2021, the Company had 58 holders of its shares of common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

The closing price of the common stock on that date was $23.00 per share.

Common Stock Dividends

We have not declared, and currently do not plan to declare in the foreseeable future, dividends on our common stock.

Series B Convertible Preferred Stock (“Series B Stock”)

The Company has 31 shares of Series B Stock outstanding as of September 30, 2021.

Series C Cumulative Preferred Stock (“Series C Stock”)

In August 2021, the board of directors approved an increase in the number of shares of Series C Stock, from 20,000 shares to 30,000 shares.  On September 30, 2021, the Company sold 1,200 shares of Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $600,000. The Company has 20,960 shares of Series C Stock outstanding as of September 30, 2021.

ITEM 6	RESERVED

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 7 should be read along with Janel’s audited financial statements and related notes thereto as of September 30, 2021 and 2020 and for each of the two years in the period ended September 30, 2021 included in this Annual Report on Form 10-K.

INTRODUCTION

Janel is a holding company with subsidiaries in three business segments: Logistics (previously known as Global Logistics Services), Manufacturing and Life Sciences. In the fourth quarter of 2021, our former Global Logistics Services segment was renamed “Logistics”; this change related to the name only and had no impact on the Company’s previously reported historical financial position, results of operations, cash flow or segment level results.

The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel’s capital at higher risk-adjusted rates of return; and attracting and retaining exceptional talent. Management at the holding company level focuses on significant capital allocation decisions and corporate governance. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

COVID-19

We continue to navigate operating the Company in light of the COVID-19 pandemic, which continues to have widespread implications. On the one hand, we have seen improvements in the broader economy, and our results for fiscal 2021 improved significantly compared to the prior fiscal year.  That said, there remains uncertainty regarding how the ongoing nature of the COVID-19 pandemic will impact the overall economy and the Company’s results in particular. While many countries have begun the process of vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may hinder any economic recovery as well as our operations in the future.

Even after the COVID-19 pandemic subsides, the effects of the COVID-19 pandemic may last for a significant period of time thereafter and may continue to adversely affect our business, results of operations and financial condition. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

Year Ended September 30, 2021 Acquisitions

On September 21, 2021, the Company completed a business combination whereby it acquired all of the membership interests of Expedited Logistics and Freight Services, LLC. (“ELFS”) and related subsidiaries, which we include in our Logistics segment.

On December 31, 2020, the Company completed a business combination whereby it acquired substantially all of the assets and certain liabilities of W.R. Zanes & Co. of LA., Inc. (“W.R. Zanes”), which we include in our Logistics segment.

On December 4, 2020, the Company completed a business combination whereby it acquired all of the membership interests of ImmunoChemistry Technologies, LLC. (“ICT”), which we include in our Life Sciences segment.

Year Ended September 30, 2020 Acquisitions

On July 23, 2020, the Company acquired all of the outstanding common stock of Atlantic Customs Brokers, Inc. (“ACB”), which we include in our Logistics segment.

Results of Operations – Janel Corporation

Our results of operations and period-over-period change are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8.

Refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2020, filed on January 13, 2021, for a comparison of fiscal year 2020 results of operations to the fiscal year 2019 results of operations, which specific discussion is incorporated herein by reference.

Our condensed consolidated results of operations are as follows:

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2021	2020
Revenues	$146,419	$82,429
Forwarding expenses and cost of revenues	113,986	58,908
Gross profit	32,433	23,521
Operating expenses	28,482	25,245
Operating income (loss)	$3,951	$(1,724)
Net income (loss)	$5,203	$(1,725)

Adjusted operating income	$5,894	$376

Consolidated revenues for the year ended September 30, 2021 were $146,419, or 77.6% higher than fiscal 2020. Revenues increased across all three segments due to a recovery from the impact of the COVID-19 pandemic experienced in the prior fiscal year as well as acquisitions. Operating income for fiscal 2021 was $3,951 compared to an operating loss of ($1,724) for fiscal 2020, an increase of $5,675, as a result of the economic recovery experienced across all of our segments, partially offset by higher spending in the corporate segment.  Adjusted operating income for fiscal 2021 increased to $5,894 versus $376 in the prior fiscal year.

The Company’s net income for the year ended September 30, 2021 totaled $5,203 or $5.26 per diluted share, compared to net loss of approximately ($1,725) or ($1.98) per diluted share for the year ended September 30, 2020. Net income increased as a result of the recovery from the impact of the COVID-19 pandemic in the prior fiscal year and the benefit from the forgiveness of our PPP Loan.

The following table sets forth a reconciliation of operating income to adjusted operating income:

Adjusted Operating Income
Fiscal years ended September 30,
(in thousands)

	2021	2020
Income (loss) from operations	$3,951	$(1,724)
Amortization of intangible assets	1,120	955
Stock-based compensation	115	269
Cost recognized on sale of acquired inventory	708	876
Adjusted operating income	$5,894	$376

BUSINESS PERFORMANCE

Results of Operations – Logistics
	Financial Summary
	Fiscal Years Ended September 30, (in thousands)
	2021	2020
Revenue	$125,863	$68,492
Forwarding expense	106,139	53,397
Gross profit	$19,724	$15,095
Gross profit margin	16.0%	22.0%
Selling, general and administrative expenses	$16,656	$14,992
Income from operations	$3,068	$103

Fiscal 2021 compared with fiscal 2020

Revenue

Total revenue in fiscal 2021 was $125,863 as compared to $68,492 in fiscal 2020, an increase of $57,371 or 83.7%. The increase in revenue was primarily driven by the rise in transportation rates as a result of capacity issues globally as well as an increase in volume as a result of a recovery from the COVID-19 pandemic compared to the prior fiscal year. Three acquisitions accounted for 15% of the growth. Our volume as measured by twenty-foot equivalent units (“TEUs”) grew 30%, metric tons and custom entries grew 1% and 28%, respectively.

Gross Profit

Gross profit in fiscal 2021 was $19,724, an increase of $4,629, or 30.7%, as compared to $15,095 in fiscal 2020. This increase was mainly the result of a recovery in business compared with the depressed levels in the prior fiscal year which drove organic gross profit growth. Three acquisitions accounted for the balance of the growth. Our gross profit margin declined to 16.0% in fiscal 2021 compared to 22.0% in fiscal 2020 largely due to an increase in transportation rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2021 were $16,656, as compared to $14,992 in fiscal 2020. The increase of $1,664, or 11.1%, was mainly due to additional expenses from acquired businesses and investment to support business growth. As a percentage of gross revenue, selling, general and administrative expenses were 13.2% and 21.8% for fiscal 2021 and fiscal 2020, respectively.

Income from Operations

Operating income increased to $3,068 in fiscal 2021 compared to $103 in fiscal 2020. Income from operations increased as a result of the economic recovery from the COVID-19 pandemic compared to the prior fiscal year and contributions from three acquisitions. Our operating margin as a percentage of gross profit was 15.5% in fiscal 2021 compared to 0.7% in fiscal 2020.

Results of Operations - Manufacturing
Financial Summary
Fiscal years ended September 30,
(in thousands)

	2021	2020
Revenue	$8,564	$7,319
Cost of revenues	$3,983	$3,329
Gross profit	$4,581	$3,990
Gross profit margin	53.5%	54.5%
Selling, general and administrative expenses	$2,696	$2,505
Income from operations	$1,885	$1,485

Fiscal 2021 compared with fiscal 2020

Revenue

Total revenue was $8,564 in fiscal 2021 compared with $7,319 in fiscal 2020, an increase of 17%. The revenue increase reflected a broad increase across the business relative to the COVID-19 related slowdown in the prior fiscal year.

Gross Profit

Gross profit was $4,581 and $3,990 for fiscal years 2021 and 2020, respectively. Gross profit margin for the Manufacturing segment during fiscal 2021 was 53.5%, as compared to 54.5%, in fiscal 2020. The year-over-year decrease in gross profit margin was generally due to mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $2,696 and $2,505 for fiscal years 2021 and 2020, respectively. As a percentage of gross revenue, selling, general and administrative expenses were 31.5% and 34.2% for fiscal 2021 and fiscal 2020, respectively. The decrease in expenses relative to revenue reflected positive operating leverage on higher volumes.

Income from Operations

Operating income for fiscal 2021 was $1,885 compared to $1,485 in fiscal 2020, representing a 26.9% increase compared to the prior year.  The increase was due to favorable operating leverage as revenue recovered.

 Results of Operations - Life Sciences

Financial Summary
in thousands
(Fiscal years ended September 30,)

	2021	2020
Revenue	$11,992	$6,618
Cost of revenues	3,156	1,306
Cost recognized upon sale of acquired inventory	708	876
Gross profit	$8,128	$4,436
Gross profit margin	67.0%	67.0%
Selling, general and administrative expenses	$4,469	$3,870
Income from operations	$3,659	$566

Fiscal 2021 compared with fiscal 2020

Revenue

Total revenue was $11,992 in fiscal 2021 compared with $6,618 in fiscal 2020. Increase revenue of $5,374 is primarily related to academic research recovery from the impact of the COVID-19 pandemic.  Acquired revenue of $1,290 added the balance of revenue growth.

Gross Profit

Gross profit was $8,128 and $4,436 for fiscal years 2021 and 2020, respectively. Gross profit margin of 67.0% remained flat between fiscal 2021 and the prior fiscal year.  The gross profit margin was impacted by the amortization of non-cash acquired inventory expenses of $708 and $876 for fiscal 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $4,469 and $3,870 for fiscal years 2021 and 2020, respectively.

The year-over-year increase was largely due to acquired businesses. As a percentage of gross revenue, selling, general and administrative expenses were 37.3% and 58.5% for fiscal 2021 and fiscal 2020, respectively.

Income from Operations

The Life Sciences business earned $3,659 and $566 in income from operations for fiscal 2021 and 2020, respectively. The increase in operating income reflected positive operating leverage from the increase in revenue as a result of the recovery from the impact of the COVID-19-related shut downs experienced in the prior fiscal year and, to a lesser extent, contribution from acquisitions. The difference in operating margin of 30.5% in fiscal 2021 compared with 8.6% in fiscal 2020 was largely due to favorable leverage from the business recovery as research labs reopened during fiscal 2021.

Results of Operations – Corporate and Other

Below is a reconciliation of income from operations segments to net (loss) available to common stockholders:
	Years Ended September 30,
	2021	2020
	(In thousands)
Total income from operating segments	$8,612	$2,154
Administrative expenses	(3,493)	(2,724)
Amortization expense	(1,120)	(955)
Stock-based compensation	(48)	(199)
Total Corporate expenses	(4,661)	(3,878)
Interest expense	(589)	(521)
Change in fair value of mandatorily redeemable non-controlling interest	(93)	15
Gain on Paycheck Protection Program (PPP) loan forgiveness	2,895	-
Net income (loss) before taxes	6,164	(2,230)
Income tax (expense) benefit	(961)	505
Net income (loss)	5,203	(1,725)
Preferred stock dividends	(766)	(675)
Net income (loss) Available to Common Stockholders	$4,437	$(2,400)

Total Corporate Expenses

Corporate expenses increased by $783 to $4,661, or 20.2%, in fiscal 2021 as compared to fiscal 2020. The increase was due primarily to higher accounting related professional expense, increased merger and acquisition expenses and increases in amortization of intangible expenses partially offset by lower stock-based compensation. We incur merger and acquisition deal-related expenses and intangible amortization at the corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $68, or 13.1%, to $589 in fiscal 2021 from $521 in fiscal 2020. The increase was primarily due to higher average debt balances to support our acquisition efforts and higher working capital within Logistics to support business growth partially offset by lower interest rates.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $961 in fiscal 2021, as compared to an income tax benefit of $505 in fiscal 2020. The increase in expense was primarily due to an increase in pretax income and the estimated deductible expense related to the expected loan forgiveness amount under the Paycheck Protection Program (“PPP”) loan received in the third quarter. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and expects to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include the Company’s Series C Stock and dividends accrued but not paid. For the year ended September 30, 2021 and 2020, preferred stock dividends were $766 and $675, respectively.

The increase of $91, or 13.5%, was the result of a higher number of shares of Series C Stock outstanding and an increase in dividend rate as of January 1, 2021 to 8%.

Dividends accrued but not paid on the Company’s Series C Stock were $2,427 and $1,661 as of September 30, 2021 and 2020, respectively.

Net income (loss) Available to Common Shareholders

Net income (loss) available to common shareholders was $4,437 or $4.48 per diluted share for fiscal 2021 and ($2,400) or ($2.75) per diluted share for fiscal 2020. The increase in net income was primarily due higher revenues, partially offset by higher selling, general and administrative expenses across our businesses in both periods and an increase in the dividend rate with respect to the Series C Stock as of January 1, 2021 to 8%.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements, including satisfying debt obligations and fund working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond Janel’s control. Our Logistics segment depends on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors.

As a customs broker, our Logistics segment makes significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities primarily in the United States. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. These “pass through” billings can influence our traditional credit collection metrics. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes that it has established effective credit control procedures and has historically experienced relatively insignificant collection problems.

The COVID-19 pandemic has negatively impacted our liquidity and cash flows. As discussed in greater detail in note 9 to the consolidated financial statements, on April 19, 2020, we entered into a loan agreement with Santander and executed a U.S. Small Business Administration  note pursuant to which we borrowed $2,726 from Santander pursuant to the PPP under The Coronavirus Aid, Relief and Economic Security Act, Section 7(a)(36) of the Small Business Act in order to be able to continue to cover our payroll costs, group health care benefits, mortgage payments, rent and utilities. The duration and magnitude of the pandemic is not reasonably estimable at this point, and if the pandemic persists, our liquidity and capital resources could be further negatively impacted. During fiscal 2021, the Company applied for and received forgiveness for its PPP Loan.

Subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, we do not make significant capital expenditures.

Janel’s cash flow performance for the 2021 fiscal year may not necessarily be indicative of future cash flow performance.

As of September 30, 2021, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $2,885, or 86%, to $6,234 from $3,349 as of September 30, 2020.  During the fiscal year ended September 30, 2021, Janel’s net working capital deficiency (current assets less current liabilities) increased by $4,412, from ($10,372) at September 30, 2020 to ($14,784) at September 30, 2021.

Cash flows from continuing operating activities

Net cash used in continuing operating activities for fiscal years 2021 and 2020 was $201 and $554, respectively. The decrease in cash used in operations for the year ended September, 2021 was driven principally by higher profits, partially offset by PPP loan forgiveness, timing of cash collections for accounts receivables and cash payments on accounts payables for the year ended September 30, 2021.

Cash flows from investing activities

Net cash used in investing activities, mainly for the acquisition of subsidiaries, was $16,108 for fiscal 2021 and $1,544 for fiscal 2020. The fiscal 2021 amount was associated with two Logistics and one Life Sciences acquisition, and the fiscal 2020 amount was associated with one Logistics and two Life Sciences acquisitions. The Company also used $234 for the acquisition of property and equipment for the year ended September 30, 2021 compared to $1,297 for the year ended September 30, 2020.

Cash flows from financing activities

Net cash provided by financing activities was $19,194 for fiscal 2021 and $3,284 for fiscal 2020. Net cash provided by financing activities in fiscal 2021 primarily included proceeds from an increase in our line of credit which financed our acquisition of ELFS and proceeds from the sale of Series C Preferred, partially offset by repayments on our term loan and notes payables to related party.  Net cash provided by financing activities in fiscal 2020 primarily included proceeds from our PPP loan, deferred payments for the ACB acquisition and proceeds from stock option exercises, proceeds from sale of Series C Preferred, offset by repurchase of Series C Preferred.

Credit Facilities

Logistics

Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the “Janel Group Borrowers”), with the Company as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”). As amended in March 2018, November 2018, March 2020, July 2020 and December 2020, the Santander Facility provided that the Janel Group Borrowers can borrow up to $17,000 limited to 85% of the Janel Group Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrued on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers’ option, prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers’ obligations under the Santander Facility were secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contained customary terms and covenants. The Santander Facility was set to mature on October 17, 2022, unless earlier terminated or renewed. As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

On September 21, 2021, Janel Group, ELFS and ELFS Brokerage, LLC, each wholly-owned subsidiaries of the Company, jointly and severally, individually and collectively as borrowers (collectively with Janel, the “Borrowers”), the Company and Expedited Logistics and Freight services, LLC, an Oklahoma limited liability company, as loan party obligors, and Santander Bank, N.A., as lender, entered into an Amended and Restated Loan and Security Agreement (as amended and restated, the “Loan Agreement”) that amended and restated the Santander Loan Agreement.

The Loan Agreement provides for, among other things, the following modifications to the Santander Loan Agreement: (1) ELFS and ELFS Brokerage, LLC were added as borrowers; (2) the maximum revolving facility amount available was increased from $17.0 million to $30.0 million (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Loan Agreement); (3) the maturity date was extended from October 12, 2022 to September 21, 2026; (4) interest accrues at an annual rate equal to LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points at close, with a potential LIBOR floor reduction to 25 basis points upon certain conditions; and (5) the Company was provided the option of making Series C preferred payments or distributions if specified conditions are met.

At September 30, 2021, outstanding borrowings under the Santander Facility were $29,637, representing 98.8% of the $30,000 available thereunder, and interest was accruing at an effective interest rate of 3.00%.

At September 30, 2020, outstanding borrowings under the Santander Facility were $8,447, representing 49.7% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 2.40%.

The Company was in compliance with the covenants defined in the Santander Loan Agreement at both September 30, 2021 and September 30, 2020.

Working Capital Requirements

Through September 30, 2021, the Logistics segments cash needs were met by the Santander Facility and cash on hand. As of September 30, 2021, the Logistics segment had, subject to collateral availability, $181 available for future borrowings under its $30,000 Santander Facility and $4,177 in cash.

The Company believes that its current financial resources will be sufficient to finance the operations and obligations (current and long-term liabilities) of the Logistics segment for the short- and long-term. However, the actual working capital needs of the Logistics segment will depend upon numerous factors, including operating results, the costs associated with growing the Logistics segment, either organically or through acquisitions, competition and availability under the Loan Agreement, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, the operations of the Logistics segment will be materially negatively impacted.

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

Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Interest accrues on the mortgage loan at an annual rate of 4.19%. Indco’s obligations under the First Merchants Bank Facility are secured by all of Indco’s real property and other assets and are guaranteed by Janel. Additionally, Janel’s guarantee of Indco’s obligations is secured by a pledge of Janel’s Indco shares. The term loan and revolving loan portions of the First Merchants Facility will expire on August 30, 2024, and the mortgage loan will mature on July 1, 2025 (subject to earlier termination as provided in the First Merchants Credit Agreement), unless renewed or extended.

As of September 30, 2021, there were no outstanding borrowings under the revolving loan, $2,713 of borrowings under the term loan, and $655 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 2.83% and 4.19%, respectively.

As of September 30, 2020, there were no outstanding borrowings under the revolving loan, $4,349 of borrowings under the term loan, and $676 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 3.66% and 4.19%, respectively.

Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2021 and September 30, 2020.

Working Capital Requirements

Manufacturing’s cash needs are currently met by the term loan and revolving credit facility under the First Merchants Credit Agreement and cash on hand. As of September 30, 2021, Manufacturing had $1,000 available under its $1,000 revolving facility subject to collateral availability and $910 in cash. The Company believes that the current financial resources will be sufficient to finance Manufacturing operations and obligations (current and long-term liabilities) for the long and short term. However, actual working capital needs will depend upon numerous factors, including operating results, the cost associated with growing Manufacturing either organically or through acquisitions, competition and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Manufacturing’s operations will be materially negatively impacted.

Life Sciences

First Northern Bank of Dixon

On June 21, 2018, Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company (by succession), entered into a Business Loan Agreement (the “First Northern Loan Agreement”), subsequently amended November 2019 and October 2, 2020, with First Northern Bank of Dixon (“First Northern”), with respect to a $2,235 term loan (the “First Northern Term Loan”) which bears interest at an annual rate of 4.00% and matures on November 14, 2029. In addition, Antibodies has a $500 revolving credit facility with First Northern which currently bears interest at the annual rate of 4.0%, and matures on October 5, 2021 (the “First Northern Revolving Loan”). Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (“First Northern Solar Loan”) bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (“Generator Loan”) bearing interest at the annual rate of 4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan as September 30, 2021 and 2020.

As of September 30, 2021, the total amount outstanding under the First Northern Term Loan was $2,139, of which $2,084 is included in long-term debt and $55 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2021, the total amount outstanding under the First Northern Solar Loan was $105, of which $101 is included in long-term debt and $4 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

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

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at September 30, 2021 and September 30, 2020.

Working Capital Requirements

Life Sciences cash needs are currently met by the First Northern Loan Agreement and cash on hand of $994. The Company believes that the current financial resources will be sufficient to finance Life Sciences operations and obligations (current and long-term liabilities) for the long and short term. However, actual working capital needs will depend upon numerous factors, including operating results, the cost associated with growing Life Sciences either organically or through acquisitions, competition and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Life Sciences operations will be materially negatively impacted.

CURRENT OUTLOOK

The results of operations in the Logistics, Manufacturing and Life Sciences segments are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of our Logistics segment’s various current and prospective customers. The effects of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. Historically, the Company’s annual results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of the segment’s international network and service offerings, and other similar and subtle forces.

The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

The Company’s subsidiaries are implementing business strategies to grow revenue and profitability for fiscal 2022 and beyond. Our Logistics strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions, and a continued focus on implementing lean methodologies to contain operating expenses.

Our Manufacturing and Life Sciences segments expect to introduce new product lines and wider distribution and promotion of their products with internet sales efforts. In addition to supporting its subsidiaries’ growth plans, the Company may seek to grow Janel by entering new business segments through acquisition.

Certain elements of the Company’s profitability and growth strategy, including proposals for acquisition and accelerating revenue growth, are contingent upon the availability of adequate financing on terms acceptable to the Company.

Without adequate equity and/or debt financing, the implementation of significant aspects of the Company’s strategic growth plan may be deferred beyond the originally anticipated timing, and the Company’s operations may be materially negatively impacted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, included herein includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Business Combinations and Related Acquired Intangible Assets and Goodwill. We record all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. Acquisition date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date. The valuations are based on information that existed as of the acquisition date. During the measurement period, which shall not exceed one year from the acquisition date, we may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that we have subsequently obtained regarding facts and circumstances that existed as of the acquisition date. Such fair value assessments require judgments and estimates, which may cause final amounts to differ materially from original estimates.

As part of acquisitions of businesses, we acquired certain identifiable intangible assets, which are valued as of the acquisition date using a discounted cash flow (“DCF”) model. Key assumptions in the DCF model include (i) future revenues, (ii) earnings before interest, taxes depreciation and amortization (“EBITDA”) and (iii) the weighted average cost of capital discount rate. Estimated future revenues include assumptions about our ability to renew contracts in a competitive bidding process. A decrease in revenues or gross and EBITDA margins may adversely affect the value of identifiable intangible assets. The discount rate focuses on rates of return for equity and debt and is calculated using public information from selected guideline companies. The magnitude of the discount rate reflects the perceived risk of an investment. A change in the estimated risk of the acquired company cash flows would change the discount rate, which in turn could significantly affect the valuation of acquired identifiable intangible assets.

The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is evaluated for impairment annually or more frequently if an event occurs or circumstances change, such as material deterioration in performance that would indicate an impairment may exist. During the fourth quarter of 2021, we changed the date of our annual impairment test of goodwill and indefinite-lived intangible assets from September 30 to July 1. When evaluating goodwill for impairment, we may first perform a qualitative assessment (“step zero” of the impairment test) to determine whether it is more likely than not that a reporting unit is impaired. If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not the carrying amount of a reporting unit exceeds its the fair value, then we perform a quantitative assessment (“step one” of the impairment test) and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the date of our acquisitions.

No indicators of impairment were identified from the date of our annual impairment test through September 30, 2021.

A qualitative assessment is performed for intangibles and long-lived assets to determine if there are any indicators that the carrying amount might not be recovered. A quantitative analysis may be performed in order to test the intangibles and long-lived assets for impairment. If a quantitative analysis is necessary, an income approach, specifically a relief from royalty method, is used to estimate the fair value of the intangibles and long-lived assets. Principal factors used in the relief from royalty method that require judgment are projected net sales, discount rates, royalty rates and terminal growth assumptions.

The estimated fair value of each intangible and long-lived assets is compared to its carrying amount to determine if impairment exists. If the carrying amount of a intangibles and long-lived assets exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the intangibles and long-lived assets.  No indicators of impairment of our intangibles and long-lived assets were identified from the date of our annual impairment test through September 30, 2021.

RECENT ACCOUNTING STANDARDS

The recent accounting standards is discussed in Note 1 to the consolidated financial statements contained in this report.

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

We believe that organic growth and adjusted operating income provide useful information in understanding and evaluating our operating results in the same manner as management. However, organic growth and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenue, operating income or any other operating performance measures calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

In addition, although other companies in our industry may report measures titled organic growth, adjusted operating income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider organic growth and adjusted operating income alongside other financial performance measures, including total revenue, operating income and our other financial results presented in accordance with U.S. GAAP.

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

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and is accumulated and communicated to management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021, and based on their evaluation, has concluded that our disclosure controls and procedures were effective.

For purposes of conducting its 2021 evaluation of the effectiveness of the Company’s internal control over financial reporting, management has excluded the acquisition of ELFS, completed on September 21, 2021, which constitutes 14 percent of total assets and 1 percent of income before income taxes of the Company, as of and for the year ended September 30, 2021. Refer to Note 2 – Acquisitions in Part II, Item 8 of this report for further discussion of the acquisition and its impact on the Company’s Consolidated Financial Statements.”

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have performed an evaluation of the effectiveness of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Commission. Based on this assessment, management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our internal control over financial reporting was effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described below, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remedial Actions

As previously reported, in connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year 2020 and thereafter, we previously identified a number of material weaknesses involving our Life Sciences and Logistics segments as well as our corporate office, as described below. As part of our remediation actions we engaged an external consultant to assist in the development and execution of a plan to remediate the material weaknesses related to our Life Sciences and Logistics segments and our Corporate office. This process included review of our controls and implementation of new controls addressing the underlying causes of the material weaknesses.

In connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year 2020, management identified certain material weaknesses as of September 30, 2020. In particular, the Company had inadequate controls over the following:

Revenue
•
order entry, invoicing, collections and timeliness of revenue recognition in accordance with ASC Topic 606, Revenue from Contracts with Customers – Principal Agent Consideration (“ASC Topic 606”) (Life Sciences)

•	review of sales orders including pricing, and revenue cut off procedures (Life Sciences)
•	assessment of gross versus net revenue recognition criteria in accordance with ASC Topic 606 (Logistics)
Financial Close Process
•
month-end closing activities (i.e. journal entry review, account reconciliations, closing checklists, budget to actual analysis, review of financial package, inventory account analysis, etc.) (Life Sciences)

Inventory
•	inventory management and valuation of inventory (Life Sciences)
•	inventory valuation controls, inventory counts and reconciliation to general ledger (Life Sciences)
General IT Controls
•
accounting manager’s administrative access to financial accounting software and banking portal, roles and responsibilities around significant processes including financial close without independent review or back-up results in segregation of duties issue (Life Sciences)

•
certain information technology general controls, including segregation of duties, user access, change management, data back-ups and review of SOC 1 and 2 reports from critical vendors, some of which could have a direct impact on the Company’s financial reporting (Life Sciences)

•	prevention and timely detection of funds transfers to an unauthorized account (Logistics)
•
segregation of duties between Principal Financial Officer and corporate accountant regarding administrative access to financial accounting software and banking portal and the financial close process (Corporate).

With respect to the material weaknesses described above we designed and implemented the specific remediation initiatives described below:
•
We designed and implemented certain revenue general controls that enhanced the processes associated with sales order entry and review of pricing, invoicing, collections, revenue cut-off procedures, and to ensure timeliness of revenue recognition in accordance with ASC Topic 606.

•
We implemented formal processes, policies and procedures supporting our financial close process, including (i) frequency of balance sheet reconciliations, (ii) review of accounting memorandums, and (iii) reviewing journal entries in a timely manner.  Additionally, we have increased the amount of formal documentation supporting journal entry reviews, balance sheet reconciliations, and other month end close activities.

•	Several valuation and analyses controls were implemented to improve the effectiveness and efficiency over the management of inventory and the inventory valuation process.
•
We designed and implemented certain IT general controls that address risks associated with user access and security, focused training for control owners to help sustain effective control operations, and implemented controls relating to segregation of duties to strengthen user access controls and security.  These changes were made in operational controls as well as access to banking portals.

•
We made certain personnel changes within our accounting organization and implemented enhanced processes and procedures related to the review of principal-agent considerations around revenue recognition in accordance with ASC Topic 606, including the addition of accounting personnel with technical accounting expertise who will review transactions and the engagement of an additional third-party service provider to supplement the aforementioned team, as needed.

•	We implemented a formal review of charge codes in fiscal 2021;
•
updated company policies and controls with respect to the prevention and timely detection of funds transfers to unauthorized accounts including multifactor authentication, implemented a new payment processing validation procedure, updated internal firewall protocols related to e-mails and conducted updated training on finance-related internal controls policies.

As a result of our remediation efforts, we determined that the material weaknesses at our Corporate office have been remediated as of September 30, 2021.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position
Dominique Schulte	48	Board Chair, President and Chief Executive Officer
Brendan J. Killackey	47	Director, Chief Information Officer
Gerard van Kesteren	72	Director, Chair of Audit Committee
John J. Gonzalez, II	71	Director, Senior Advisor for Mergers and Acquisitions and Chair of Compensation Committee
Gregory J. Melsen	69	Director, Chair of Nominating and Corporate Governance Committee
Karen Miller Ryan	57	Director
Vincent A. Verde	59	Principal Financial Officer, Treasurer and Secretary

Dominique Schulte has served as a Director of Janel since November 2015 and as Board Chair since May 8, 2018. Since October 1, 2018, Ms. Schulte has served as the Company’s President and Chief Executive Officer. Ms. Schulte practiced law at Simpson Thacher & Bartlett LLP in New York, from 1999 through 2009, where she specialized in corporate and securities law and oversaw a number of successful securities transactions. Ms. Schulte is the managing member of Oaxaca Group, LLC (“Oaxaca”), which is the Company’s largest individual shareholder. Ms. Schulte is well-qualified to serve as a member of the Company’s board of directors based on her extensive experience in the practice of corporate and securities law.

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

Karen Miller Ryan, also known professionally as Karen Padgett, has served as a Director of Janel since October 2021.  Prior to that, she served as Vice President of Global Marketing and Vice President of the Antibody Business Unit of Bio-Techne, a public global life science business from 2014 until 2019.  From 1996 until 2014, Ms. Miller Ryan was the founder and Chief Executive Officer of Novus Biologicals, a private research reagent company, which she successfully grew until its sale to Bio-Techne.  Ms. Miller Ryan is well qualified to serve as a member of the Company’s board of directors based on her extensive life science and executive leadership experience.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Class A common stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file.

Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Class A common stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended September 30, 2021, except for Mr. van Kesteren and Mr. Gonzalez, each of whom had one late Form 4 filing reporting one transaction.

Board of Directors

During the fiscal year ended September 30, 2021, the board of directors met seventeen times. No incumbent directors attended fewer than 75% of the aggregate of the total number of meetings of the board of directors of the Company and the total number of meetings held by all board committees in which that director served.

Committees.

The Company’s board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by the Company’s board of directors and is available on its website located at www.janelcorp.com.

Audit Committee.

The Company’s audit committee (“Audit Committee”) oversees its corporate accounting and financial reporting process. The Audit Committee consists of Mr. van Kesteren as the chair, Mr. Gonzalez, Mr. Melsen and Ms. Miller Ryan. The Audit Committee met five times during fiscal 2021. The Audit Committee has the following responsibilities, among others, as set forth in the audit committee charter:

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

The Company’s board of directors designated Gerard van Kesteren as an audit committee financial expert considering his experience as Chief Financial Officer of Kuehne + Nagel Group. In addition, the Company’s board of directors has determined that Mr. Melsen’s extensive experience as a partner with Deloitte and his experience as Chief Financial Officer of Healthsense, Inc. and Techne Corporation qualifies him as an audit committee financial expert. The board of directors of the Company has determined that Messrs. Gonzalez, Melsen and van Kesteren and Ms. Miller Ryan meet the definition of independent directors under the Company’s criteria. The board of directors of the Company has determined that Ms. Miller Ryan and Mr. Melsen are independent based on the Company’s independence criteria for audit committee membership which is based on the Nasdaq rules regarding audit committee independence. Furthermore, the board of directors of the Company has determined that Mr. van Kesteren is not “independent” based on the Company’s independence criteria for audit committee membership, as he received an annual $20,000 consulting fee during the fiscal year 2021 for services rendered to the Company’s Logistics segment. The board of directors of the Company has also determined that Mr. Gonzalez is not “independent” based on the Company’s independence criteria for audit committee membership, as he received an annual $90,000 consulting fee and cost of health insurance of $19,000 during the fiscal year 2021 for services rendered to the Company’s Logistics segment.

Compensation Committee

The Company’s compensation committee (the “Compensation Committee”) formulates, reviews and recommends compensation policies that are consistent with Janel’s established compensation philosophy and that will enable it to attract and retain high-quality leadership.

The Compensation Committee met four times during fiscal 2021. The Compensation Committee has the following responsibilities, among others, as set forth in the Compensation Committee’s charter:

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

The Company’s Compensation Committee consists of Messrs. Gonzalez, Melsen and van Kesteren and Ms. Miller Ryan. Mr. Gonzalez serves as the chair of the Compensation Committee. The Company’s board of directors has determined that Messrs. Gonzalez, Melsen and van Kesteren, and Ms. Miller Ryan are independent members of the Compensation Committee.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) is responsible for developing and implementing policies and procedures that are intended to assure that Janel’s board of directors and the boards of directors (or equivalent) of its subsidiaries will be appropriately constituted and organized to meet its fiduciary obligations to the Company and its stockholders on an ongoing basis. The Nominating and Corporate Governance Committee met four times during fiscal 2021. Among other matters, the Nominating and Corporate Governance Committee is responsible for the following, as set forth in the Nominating and Corporate Governance Committee’s charter:

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

The board of directors has determined that Messrs. Gonzalez, Melsen and van Kesteren and Ms. Miller Ryan are independent directors.

Director Compensation

During the Company’s fiscal year ended September 30, 2021, Mr. Killackey, the Company’s Chief Information Officer, did not receive any additional compensation for serving as a director. Ms. Schulte waived any board compensation during fiscal year 2021. The following table summarizes the compensation paid to the other directors for their services during the Company’s fiscal year ended September 30, 2021 (actual dollar amounts):

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	All Other Compensation		Total
Gerard van Kesteren	$40,000	$18,043	$20,000	(3)	$78,043
John J. Gonzalez	$40,000	$18,043	$109,000	(4)	$167,043
Gregory J. Melsen	$40,000	$18,043	$—		$58,043

(1)	Compensation is paid on a monthly basis.
(2)	The aggregate number of options outstanding as of September 30, 2021 for each director was as follows: Gerard van Kesteren – 4,998, John J. Gonzalez II – 47,500, and Gregory J. Melsen – 9,375.
(3)	Represents compensation paid to Mr. van Kesteren in connection with his consulting agreement.
(4)	Represents compensation paid to Mr. Gonzalez in connection with his consulting agreement.

Pursuant to the Company’s non-employee director compensation policy, for the fiscal year 2021 non-employee directors received a retainer at an annual rate of $30,000, payable on a monthly basis, and 2,500 options, pursuant to the Amended and Restated Janel Corporation 2017 Equity Incentive Plan or such other equity plan that the Company may adopt from time to time.

Committee chairs receive an additional retainer at an annual rate of $10,000. According to the non-employee director compensation policy, non-employee directors will be reimbursed for their reasonable travel and other expenses incurred to attend board of directors or board committee meetings.

Employment Arrangements
(actual dollar amounts)

On February 26, 2017, the Company entered into an agreement with Mr. Gonzalez to serve as a Director and Senior Advisor for mergers and acquisitions for the Company, effective October 1, 2017. The original term of the agreement ended on September 30, 2021, and thereafter will renew automatically for an additional two-year term unless either party provides notice that it does not wish to renew. Under the terms of the agreement, during fiscal year 2021 the Company paid Mr. Gonzalez an annual retainer pursuant to non-employee director compensation policy of $40,000 for his service as a director and chair of the Compensation Committee, an annual consulting fee of $90,000 and the cost of health insurance of $19,000.  This agreement was renewed and for fiscal 2022 the Company pays Mr. Gonzalez an annual retainer of $50,000 for his service as a director and chair of the Compensation Committee, an annual consulting fee of $90,000 and the cost of health insurance of $19,000.

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

Leadership Structure and Risk Oversight

While the board believes that there are various structures which can provide successful leadership to the Company, the Company’s executive functions are carried out by Ms. Schulte, the Company’s President and Chief Executive Officer, who also serves as chair of the Company’s board of directors and, together with the other directors, brings experience, oversight and expertise to the management of the Company.

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

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2021 and 2020 (actual dollar amounts):

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	All Other Comp. ($)		Total ($)
Dominique Schulte, Chief Executive Officer and President	2021	50,000	—	16,478	(1)	66,478
	2020	37,311	—	9,625		46,936

Brendan J. Killackey, Chief Information Officer	2021	160,000	44,000	11,659	(2)	215,659
	2020	155,000	20,000	11,362		186,362
Vincent A. Verde, Principal Financial Officer,
Treasurer and Secretary	2021	215,000	25,000	27,438	(3)	267,438
	2020	200,000	30,000	15,168		245,168

(1)
Amounts reported under all other compensation for the fiscal year ended September 30, 2021 include $15,860 of medical insurance premiums and $618 of retirement contributions paid for the fiscal year ended 2021.

(2)
Includes $5,865 of medical insurance premiums and $5,794 of 401(k) contributions paid on behalf of Mr. Killackey for the fiscal year ended 2021. Mr. Killackey was elected to the Company’s board of directors in September 2014 and served as Chief Executive Officer from February 2015 through September 2018. Effective October 1, 2018, Mr. Killackey was appointed as the Company’s Chief Information Officer.

(3)
Amounts reported under all other compensation for the fiscal year ended September 30, 2021 include $17,948 of medical insurance premiums and $9,490 of 401(k) contributions paid on behalf of Mr. Verde for the fiscal year ended 2021.

Long-Term Incentive Plan Awards

While the Company has adopted the Amended and Restated 2017 Equity Incentive Plan, pursuant to which certain stock awards may be granted to the Company’s directors, officers, employees and consultants, our current intent is to utilize this plan only to make annual equity awards to the Company’s non-employee directors.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan
 (actual dollar amounts)

The Company maintains a qualified retirement plan, commonly referred to as a 401(k) plan covering substantially all full-time employees under each segment.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the fiscal years ended September 30, 2021 and 2020 were approximately $288,000 and $196,000 respectively.

The administrative expense charged to operations for the fiscal years ended September 30, 2021 and 2020 aggregated approximately $59,000 and $57,000, respectively.

Equity Plans

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

On May 12, 2017, the board of directors adopted the Company’s 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company’s common stock could be granted to directors, officers, employees of and consultants to the Company.

On May 8, 2018, the board of directors of the Company adopted the Amended 2017 Plan. The provisions and terms of the Amended 2017 Plan were the same as those in the 2017 Plan, except that the Amended 2017 Plan removed the ability of the Company to award incentive stock options and removed the requirement for stockholder approval of the 2017 Plan.

On September 21, 2021, the board of directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan (the “Amended and Restated Plan”), which amended and restated the prior Amended 2017 Plan and pursuant to which non-statutory stock options, restricted stock awards and stock appreciation rights of the Company’s Common Stock, par value $.001 per share (“Common Stock”), may be granted to employees, directors and consultants to the Company and its subsidiaries. The provisions and terms of the Amended and Restated Plan are substantially the same as those in the Amended 2017 Plan except that the Amended and Restated Plan increased the number of shares of Common Stock that may be issued pursuant to the Amended and Restated Plan from 100,000 to 200,000 shares of Common Stock of the Company and adopted certain other non-substantive amendments.  Participants and all terms of any grant under the Amended and Restated Plan are in the discretion of the Company’s Compensation Committee.

Outstanding Equity Awards at September 30, 2021

None of our named executive officers had any outstanding stock awards at September 30, 2021.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of common stock outstanding as of September 30, 2021. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of shares of common stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons or entities known to the Company to be the beneficial owners of 5% or more of the outstanding shares of the Company’s common stock as of September 30, 2021.

Name and address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Oaxaca Group L.L.C. (3)	447,647	47.5%
John J. Gonzalez, II (2)	105,001	10.6%
John Eidinger	90,499	9.6%
Brendan J. Killackey	56,000	5.8%

(1)	The address of each person and entity included in this table is 80 Eighth Avenue, New York, NY 10011
(2)	Includes 45,001 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2021.
(3)	These shares are held by Oaxaca Group L.L.C. Ms. Dominique Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.

Management

The following table sets forth information with respect to the beneficial ownership of the shares of common stock as of September 30, 2021 by each “named executive officer”, each current director and each nominee for election as a director and all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Dominique Schulte(1)	447,647	47.5%
John J. Gonzalez, II(2)	105,001	10.6%
Brendan J. Killackey(4)	56,000	5.8%
Gerard van Kesteren(3)	45,388	4.8%
Gregory J. Melsen(5)	6,876	1.0%
Vincent A. Verde	—	—
Total	660,912	69.7%

(1)	These shares are held by Oaxaca Group L.L.C. Ms. Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.
(2)	Includes 45,001 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2021.
(3)	Includes 2,499 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2021.
(4)	Includes 13,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2021.
(5)	Includes 6,876 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2021.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2021, with respect to all compensation arrangements maintained by the Company under which shares of common stock may be issued:
	Column A	Column B	Column C
Plan Category: Equity Compensation plans not approved by security holders:	Number of securities to be issued, upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2013 Stock Option Plan (1)	37,121	$6.13	33,379
Amended and Restated 2017 Equity Incentive Plan (2)	21,873	$8.69	103,823
John Joseph Gonzalez, II – Options	40,000	$4.25	—
Total	98,994	$5.93	137,202

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

(2)
On May 12, 2017, the board of directors adopted the Company’s 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company’s common stock could be granted to directors, officers, employees of and consultants to the Company. On May 8, 2018, the board of directors of Janel adopted the Amended 2017 Plan. The provisions and terms of the Amended 2017 Plan were the same as those in the 2017 Plan, except that the Amended 2017 Plan removed the ability of Janel to award incentive stock options and removed the requirement for stockholder approval of the 2017 Plan.  On September 21, 2021, the board of directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan.

The provisions and terms of the Amended and Restated 2017 Janel Corporation Equity Incentive Plan are substantially the same as those in the Amended 2017 Plan except that the Amended and Restated 2017 Janel Corporation Equity Incentive Plan increased the number of shares of Common Stock that may be issued pursuant to the Amended Plan from 100,000 to 200,000 shares of Common Stock of the Company.

ITEM 13	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We are not aware of any transactions since October 1, 2020 or any proposed transactions in which the Company was a party where the amount involved exceeded the lesser of 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and $120,000, and in which a director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Prager Metis CPAs, LLC served as the Company’s sole independent public accountants for the fiscal years ended September 30, 2021 and 2020.

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

The aggregate fees billed to the Company by the Auditors, as applicable, for audit services rendered to the Company totaled $292,500 for the year ended September 30, 2021 and $280,770 for the year ended September 30, 2020.

Audit Related Fees

Audit related services include agreed upon procedures. The aggregate fees billed and accrued to the Company by Prager Metis CPAs, LLC for audit related fees rendered to the Company for the fiscal years ended September 30, 2021 and 2020 totaled $41,500 and $12,000, respectively.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditors, as applicable, for the tax related services rendered to the Company for the fiscal years ended September 30, 2021 and 2020 totaled $48,741 and $20,875, respectively.

All Other Fees

The Auditors did not bill other fees to the Company for fiscal years ended September 30, 2021 and 2020.

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

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020)
† 10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)
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

Exhibit No.	Description
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

Exhibit No.	Description
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

† 10.35
Consulting Agreement, dated September 28, 2016, between Janel Corporation and Gerard van Kesteren (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended September 30, 2018 filed on July 26, 2019)

10.36
Purchase and Sale Agreement dated February 4, 2020 by and between 4040 Earnings Way, LLC, and Indco, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2020, as amended by the Company’s Current Report on Form 8-K/A filed March 6, 2020)

10.37
Third Amendment to Loan and Security Agreement dated March 4, 2020 by and between Santander Bank, N.A., Janel Group, Inc., Honor Worldwide Logistics LLC and Janel Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2020, as amended by the Company’s Current Report on Form 8-K/A filed March 6, 2020)

10.38
Loan Agreement dated April 19, 2020, by and between Janel Corporation and Santander Bank, N.A., together with the U.S. Small Business Administration Note dated April 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.39
Amendment No. 2 to Credit Agreement effective as of July 1, 2020, by and between Indco Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020)

10.40
Consent, Joinder and Fourth Amendment to the Loan and Security Agreement dated as of July 22, 2020 by and among Janel Group, Inc., Atlantic Customs Brokers, Inc., Janel Corporation and Santander Bank, N.A. (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020)

10.41
Consent, Joinder and Fifth Amendment to the Loan and Security Agreement dated as of December 4, 2020 by and among Janel Group, Inc., Atlantic Customs Brokers, Inc., Janel Corporation and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020)

10.42
Subscription Agreement for sale of Series C Preferred Stock dated as of September 29, 2020 between Janel Corporation and Oaxaca Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2020)

10.43	Membership Interest Purchase Agreement, by and between Janel Group, Inc., Expedited Logistics and Freight Services, LLC and the principal members of ELFS dated September 21, 2021 (filed herewith) *

Exhibit No.	Description
10.44
Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, a Texas limited liability company, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as loan party obligors dated September 21, 2021 (filed herewith)

10.45	Amended and Restated 2017 Janel Corporation Equity Incentive Plan dated September 21, 2021 (filed herewith)
10.46
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.47
Subscription Agreement for sale of Series C Preferred Stock dated as of September 30, 2021 between Janel Corporation and Oaxaca Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 5, 2021)

16.1
Letter from Crowe LLP to the Securities and Exchange Commission, dated February 22, 2019 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 22, 2019).

21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Prager Metis CPAs, LLC (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Principal Financial Officer (furnished herewith)
101
Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2021 and September 30, 2020, (ii) Consolidated Statements of Operations for the years ended September 30, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

*	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request

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

JANEL CORPORATION (Registrant)

Date: December 23, 2021	By:	/s/ Dominique Schulte
Dominique Schulte

Director, Board Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: December 23, 2021	By:	/s/ Vincent A. Verde
Vincent A. Verde

Principal Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/John J. Gonzalez, II	Director	December 23, 2021
John J. Gonzalez, II

/s/Brendan J. Killackey	Director	December 23, 2021
Brendan J. Killackey

/s/Gregory J. Melsen	Director	December 23, 2021
Gregory J. Melsen

/s/Karen Miller Ryan	Director	December 23, 2021
Karen Miller Ryan

/s/Gerard van Kesteren	Director	December 23, 2021
Gerard van Kesteren

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of
Directors of Janel Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2021 and 2020, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the results of its operations, stockholders’ equity and its cash flows for the years ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the acquisition-date fair values of customer relationship intangible asset

Critical Audit Matter Description

As discussed in Notes 2 to the consolidated financial statements, on September 21, 2021, the Company completed the acquisition of all of the membership interests of Expedited Logistics and Freight Services, LLC (“ELFS”) and ELFS Brokerage LLC, a wholly-owned subsidiary of ELFS.  As a result of the transaction, the Company acquired customer relationships representing those relationships that cause customers to do business with an entity on an ongoing basis.  The acquisition-date fair value for the customer relationships asset is included in intangibles acquired of $10 million.

We identified the evaluation of the acquisition-date fair value of the customer relationship intangible asset as a critical audit matter. A high degree of subjective auditor judgment was involved in evaluating certain inputs to the multi-period excess earnings method used to determine the fair value of the customer relationships intangible asset.  The key inputs used in the multi-period excess earnings method included attrition rates, discount rates, and forecasted revenue growth and EBITDA. There was limited observable market information and the calculated fair value of the customer relationships intangible asset was sensitive to possible changes in these key inputs.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following. In connection with our assessment of the inputs used in the valuation, we compared attrition rates, forecasted revenue growth rates and EBITDA as a percentage of revenue to historical actual results and performing sensitivity analyses to assess the impact of changes to the forecasted revenue growth rates. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the selected discount rates by comparing them against discount rate ranges that were independently developed using publicly available market data;
•
Assessing the forecasted revenue growth rates and EBITDA as a percentage of revenue by comparing them against revenue growth rates and EBITDA as a percentage of revenue of publicly available market data for comparable companies;

•	Reviewing the mathematical accuracy of the calculations of goodwill and trademark impairment used by management.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Basking Ridge, New Jersey
December 23, 2021

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2021	2020
ASSETS
Current Assets:
Cash	$6,234	$3,349
Accounts receivable, net of allowance for doubtful accounts	52,312	20,245
Inventory, net	3,227	3,666
Prepaid expenses and other current assets	3,002	433
Total current assets	64,775	27,693
Property and Equipment, net	4,977	4,977
Other Assets:
Intangible assets, net	24,173	13,333
Goodwill	18,486	14,146
Operating lease right of use asset	2,936	2,621
Security deposits and other long-term assets	577	265
Total other assets	46,172	30,365
Total assets	$115,924	$63,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$29,637	$8,447
Accounts payable - trade	37,243	20,769
Accrued expenses and other current liabilities	6,311	3,007
Dividends payable	2,427	1,661
Current portion of earnout	1,054	—
Current portion of Paycheck Protection Program (PPP) loan	—	1,913
Current portion of deferred acquisition payments	188	178
Current portion of subordinated promissory note – related party	550	504
Current portion of long-term debt	868	866
Current portion of operating lease liabilities	1,281	720
Total current liabilities	79,559	38,065
Other Liabilities:
Long-term debt	4,744	6,432
Long-term portion of earnout	2,546	—
Long-term portion of Paycheck Protection Program (PPP) loan	—	960
Subordinated promissory notes – related party	5,525	39
Long-term portion of deferred acquisition payments	183	372
Mandatorily redeemable non-controlling interest	783	604
Deferred income taxes	2,299	1,569
Long-term operating lease liabilities	1,751	1,924
Other liabilities	415	388
Total other liabilities	18,246	12,288
Total liabilities	97,805	50,353
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized, and 31 shares issued and outstanding as of September 30, 2021 and 2020, respectively	—	—
Series C 30,000 shares authorized, and 20,960 and 19,760 shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively, liquidation value of $12,907 and $11,541 at September 30, 2021 and September 30, 2020, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 962,207 issued and 942,207 outstanding as of September 30, 2021 and 918,652 issued and 898,652 outstanding as of September 30, 2020, respectively	1	1
Paid-in capital	14,838	14,604
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings (deficit)	3,520	(1,683)
Total stockholders’ equity	18,119	12,682
Total liabilities and stockholders’ equity	$115,924	$63,035

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended September 30,
	2021	2020
Revenue	$146,419	$82,429
Forwarding expenses and cost of revenues	113,986	58,908
Gross profit	32,433	23,521
Cost and Expenses:
Selling, general and administrative	27,362	24,290
Amortization of intangible assets	1,120	955
Total Costs and Expenses	28,482	25,245
Income (loss) from operations	3,951	(1,724)
Other Items:
Interest expense	(589)	(521)
Gain on Paycheck Protection Program (PPP) loan forgiveness	2,895
Change in fair value of mandatorily redeemable non-controlling interest	(93)	15
Income (Loss) Before Income Taxes	6,164	(2,230)
Income tax (expense) benefit	(961)	505
Net Income (Loss)	5,203	(1,725)
Preferred stock dividends	(766)	(675)
Net Income (Loss) Available to Common Stockholders	$4,437	$(2,400)
Net Income (Loss) per share
Basic	$5.54	$(1.98)
Diluted	$5.26	$(1.98)
Net income (loss) per share attributable to common stockholders:
Basic	$4.73	$(2.75)
Diluted	$4.48	$(2.75)
Weighted average number of shares outstanding:
Basic	938,478	872,122
Diluted	989,488	872,122

The accompanying notes are an integral part of these consolidated financial statements.

 JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNING (DEFICIT)	TOTAL EQUITY
	Shares	$	Shares	$	$	Shares	$	$	$
Balance - September 30, 2019	20,631	$—	863,812	$1	$15,075	20,000	$(240)	$42	$14,878
Net (Loss)	—	—	—	—	—	—	—	(1,725)	(1,725)
Dividends to preferred stockholders	—	—	—	—	(675)	—	—	—	(675)
Preferred C shares purchased	(890)	—	—	—	(445)	—	—	—	(445)
Preferred C shares sold	650	—	—	—	325	—	—	—	325
Preferred B shares converted	(600)	—	6,000	—	—	—	—	—	—
Restricted stock issued	—	—	15,000	—	—	—	—	—	—
Vested restricted stock unissued.	—	—	—	—	(147)	—	—	—	(147)
Stock based compensation	—	—	—	—	199	—	—	—	199
Stock option exercise	—	—	33,840	—	272	—	—	—	272
Balance - September 30, 2020	19,791	$—	918,652	$1	$14,604	20,000	$(240)	$(1,683)	$12,682
Net Income	—	—	—	—	—	—	—	5,203	5,203
Dividends to preferred stockholders	—	—	—	—	(766)	—	—	—	(766)
Preferred C shares sold	1,200	—	—	—	600	—	—	—	600
Issuance of restricted stock issued	—	—	35,000	—	305	—	—	—	305
Stock based compensation	—	—	—	—	48	—	—	—	48
Stock option exercise	—	—	8,555	—	47	—	—	—	47
Balance - September 30, 2021	20,991	$—	962,207	$1	$14,838	20,000	$(240)	$3,520	$18,119

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$5,203	$(1,725)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for uncollectible accounts, net of recoveries	70	133
Depreciation and amortization	371	274
Deferred income tax	730	(610)
Amortization of intangible assets	1,120	955
Cost recognized on the sale of acquired inventory	708	876
Amortization of loan costs	9	9
Stock based compensation	115	269
Change in fair value of mandatorily redeemable noncontrolling interest	179	(15)
Paycheck Protection Program (PPP) loan forgiveness	(2,895)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,698)	2,494
Inventory	(43)	(171)
Prepaid expenses and other current assets	(1,475)	99
Security deposits and other long-term assets	14	(31)
Accounts payable and accrued expenses	16,292	(3,188)
Other liabilities	99	77
Net cash used in operating activities	(201)	(554)
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(234)	(1,297)
Acquisitions	(15,874)	(247)
Net cash used in investing activities	(16,108)	(1,544)
Cash Flows From Financing Activities:
Dividends paid to preferred stockholders	—	(55)
Repayments of (borrowings under) term loan	(1,673)	6
Proceeds from Paycheck Protection Program (PPP) loan	—	2,726
Proceeds from stock option exercise	46	272
Line of credit, borrowing (repayment), net	21,191	55
Repurchase of Series C Preferred Stock	—	(445)
Restricted Stock Issued	305	—
Proceeds from sale of Series C Preferred Stock	600	325
Repayment of subordinated promissory notes	(1,275)	(150)
Deferred acquisition payments	—	550
Net cash provided by financing activities	19,194	3,284
Net increase in cash	2,885	1,186
Cash at beginning of the period	3,349	2,163
Cash at end of period	$6,234	$3,349
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$418	$511
Income taxes	$82	$115
Non-cash investing activities:
Contingent earn-out acquisition	$3,600	$—
Subordinated Promissory notes of ELFS	$4,837	$—
Subordinated Promissory notes of ICT	$1,791	—
PPP loan assumed	$—	$135
Deferred payment on acquisition	$—	$550
Non-cash financing activities:
Dividends declared to preferred stockholders	$766	$675
Vested restricted stock unissued	$—	$147

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

1	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel is a holding company with subsidiaries in three business segments: Logistics (previously known as Global Logistics Services), Manufacturing and Life Sciences. In the fourth quarter of 2021, our former Global Logistics Services segment was renamed “Logistics”; this change related to the name only and had no impact on the Company’s previously reported historical financial position, results of operations, cash flow or segment level results. Management at the holding company focuses on significant capital allocation decisions and corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow organically and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

Logistics

The Company’s Logistics segment is comprised of several wholly-owned subsidiaries.  The Company’s Logistics business is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, trucking, and other value-added logistics services.  In addition to these revenue streams are accessorial revenue to the core services. Accessorial revenue includes, but is not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

On September 21, 2021, the Company completed a business combination whereby it acquired all of the membership interests of Expedited Logistics and Freight Services, LLC. (“ELFS”) and related subsidiaries, which we include in our Logistics segment.

On December 31, 2020, the Company completed a business combination whereby it acquired substantially all of the assets and certain liabilities of W.R. Zanes & Co. of LA., Inc. (“W.R. Zanes”), which we include in our Logistics segment.

On July 23, 2020, the Company acquired all of the outstanding common stock of Atlantic Customs Brokers, Inc. (“ACB”), which we include in our Logistics segment.

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

On December 4, 2020, the Company completed a business combination whereby it acquired all of the membership interests of ImmunoChemistry Technologies, LLC. (“ICT”), which we include in our Life Sciences segment.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of September 30, 2021 and September 30, 2020 was $812 and $496, respectively.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance, goodwill is not amortized but is tested for impairment annually as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. If there is a material change in economic conditions, or other circumstances influencing the estimate of future cash flows or significantly affecting the fair value of our reporting units, the Company could be required to recognize impairment charges in the future.

During the fourth quarter of 2021, we changed the date of our annual impairment test of goodwill and indefinite-lived intangible assets from September 30 to July 1. The change in the impairment test date will lessen resource constraints that exist in connection with the Company’s year-end close and financial reporting process and provide for additional time to complete the required impairment testing. This change does not represent a material change to our method of applying an accounting principle, and therefore does not delay, accelerate or avoid an impairment charge.

We have determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each July 1 of prior reporting periods without the use of hindsight. As such, the change in annual impairment test date has been prospectively applied beginning July 1, 2021.

The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2021 and 2020.

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

The Company concluded that the fair value of intangibles and long-lived assets were not deemed to be impaired as of September 30, 2021 and 2021.

Business segment information

The Company operates in three reportable segments: Logistics, Manufacturing and Life Sciences. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

Revenue and revenue recognition

Logistics

Revenue Recognition

Revenue is recognized upon transfer of control of promised services to customers. With respect to its Logistics segment, the Company has determined that in general each shipment transaction or service order constitutes a separate contract with the customer. When the Company provides multiple services to a customer, different contracts may be present for different services.

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

In the Logistics segment, the Company disaggregates its revenues by its five primary service categories: ocean freight, air freight, custom brokerage and trucking and other. A summary of the Company’s revenues disaggregated by major service lines for the fiscal year ended September 30, 2021 and 2020 was as follows:

Service Type	Year Ended September 30, 2021	Year Ended September 30, 2020
Ocean freight	$61,436	$26,740
Air freight	26,970	16,630
Trucking	22,198	14,757
Customs brokerage	14,424	10,274
Other	835	91
Total	$125,863	$68,492

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

Non-employee share-based awards

The Company grants restricted stock awards, restricted stock units and stock options to certain directors, officers and employees. The Company accounts for share-based compensation as equity awards such that compensation cost is measured at the grant date based on the fair value of the award and is expensed ratably over the vesting period. The fair value of restricted stock is the market price as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur.

The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in the consolidated statements of operations as part of selling general and administrative expenses.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holders. The Company is required to purchase 20% per year of the 8.35% mandatorily redeemable non-controlling interest at the option of the holders beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. As of September 30, 2021, the holders had not exercised their redemption rights.

On November 30, 2020, a minority owner of Indco exercised 7,000 options to purchase Indco’s common stock at an exercise price of $6.48 for an aggregate purchase price of $45. Indco issued a related party promissory note in the amount of $45, which bears interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2023. This note is included in security deposits and other long-term assets. The fair value of the 7,000 shares of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. As a result of the exercise of 7,000 options to purchase Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 9.32% as of September 30, 2021.

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

Leases

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liability; and operating lease liability, net of current portion in our consolidated balance sheets. Assets and obligations related to finance leases are included in property, technology, and equipment, net; current portion of finance lease liability; and finance lease liability, net of current portion in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The Company’s agreements with lease and non-lease components are all each accounted for as a single lease component.

For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal year ended September 30, 2021 amounted to $240.

Contingent Earnout Liabilities

The Company accounts for contingent consideration relating to business combinations as a contingent earnout liability and a decrease (increase) to goodwill at the date of the acquisition and continually remeasures the asset or liability at each balance sheet date by recording changes in the fair value through change in fair value of contingent consideration in the consolidated statements of operations. The ultimate settlement of contingent earnout liabilities relating to business combinations may be for amounts that are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and subsequent amendments to the initial guidance: ASU 2021-01, which provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments are effective as of March 12, 2020 and apply to contract modifications made before December 31, 2022. As of September 30, 2021, the Company had not utilized any of the expedients discussed within this ASU; however, it continues to assess its agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 31, 2022.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This standard will be effective for us in the first quarter of fiscal year 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for us in the first quarter of fiscal 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures.

2	ACQUISITIONS

2021 Acquisitions

Logistics

On September 21, 2021, the Company completed the acquisition of all of the membership interests of Expedited Logistics and Freight Services, LLC (“ELFS”) and ELFS Brokerage LLC, a wholly-owned subsidiary of ELFS.  The purchase price for the membership interests was $19,000, subject to certain closing adjustments as set forth in the related purchase agreement.  Further earnout payments in an amount not anticipated to exceed $4,500 will be due to the former members of ELFS based on the operating profit earned by ELFS.  The transaction closed on September 21, 2021, upon which the former members of ELFS were paid $13,000 in cash and were issued an aggregate amount of $6,000 in subordinated promissory notes.  The preliminary fair value of the consideration transferred of $21,437 was valued as of the date of the acquisition as follows: cash - $13,000; earnout payments - $3,600; and subordinated promissory notes - $4,837 (net of working capital adjustment of $1,163).  Certain closing adjustments to the purchase price were made, primarily related to calculations of net working capital (as described in the purchase agreement) versus the working capital target (as described in the purchase agreement). Specifically, net working capital was determined to be less than the working capital target by an amount of $1,163, resulting in a reduction in the purchase price and a reduction in the subordinated promissory notes of $1,163.

As part of the purchase agreement, at closing the ending cash balance of ELFS in the amount of $1,322 will remain on deposit with the Company for up to ninety days and returned to the members as described in the Purchase Agreement; this amount is included in cash and accrued liabilities.

This ELFS acquisition was funded with cash provided by normal operations, borrowings under the Amended Loan Agreement dated September 21, 2021, as well as subordinated promissory notes issued to the Members. This acquisition was completed to expand our product offerings in our Logistics segment. ELFS results for the period from the acquisition through September 30, 2021 are included in the results of operations for the twelve months ended September 30, 2021. This includes revenues, forwarding expense, selling, general and administrative expense, and net income from operations of ELFS, which amounted to $2,867, $2,257, $573, and $37, respectively.

ELFS provides a variety of logistic services, which include domestic and international freight shipping and forwarding and hazardous material warehousing and distribution. The Company is headquartered in Houston, Texas and also has other offices in Texas, Louisiana, Colorado, and Oklahoma and has dedicated agents, who work in specific areas to assist in logistics, in the following locations: Texas, Louisiana, North Dakota, and Oklahoma.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for ELFS to the net tangible and identifiable intangible assets based on their estimated fair values. The Company preliminary valuation of assets acquired and liabilities assumed, and, the fair value amounts noted are in the table below. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available but no later than one year from the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Fair Value
Accounts receivable	$10,689
Prepaid expenses and other current assets	2,252
Property & equipment, net	59
Security deposits and other long-term assets	322
Operating lease right of use asset	901
Goodwill	2,531
Intangible assets	10,000
Accounts payable	(2,399)
Current portion of operating lease liabilities	(445)
Accrued expenses and other current liabilities	(2,017)
Long-term operating lease liabilities	(456)
Total Consideration Paid	$21,437

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Logistics Segment for the years ended September 30, 2021 and 2020 assuming the acquisition of ELFS was made on October 1, 2019 (in thousands).

	Fiscal years ended September 30,
	2021	2020
Revenue	$199,017	$137,526
Forwarding expense	158,859	102,553
Gross profit	40,158	34,973
Selling, general and administrative expenses	34,011	32,144
Income from operations	$6,147	$2,829

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on October 1, 2019, nor are they necessarily indicative of future results. The pro forma financial information includes the impact of purchase accounting and other nonrecurring items directly attributable to the acquisition, which include:

•	Amortization expense of acquired intangibles
•	Adjustments to interest expense to remove historical ELFS interest costs and reflect Janel’s current debt profile
•	The related tax impact of the above referenced adjustments

The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of ELFS.

On December 31, 2020, through the Company’s Logistics segment, which is comprised of several wholly-owned subsidiaries completed a business combination whereby it acquired substantially all of the assets and certain liabilities of a logistics services provider with two U.S. locations. The aggregate purchase price for this acquisition was $1,282. At closing, $1,182 was paid in cash and $100 was placed in escrow for a period of twelve months for the purpose of securing the indemnification obligations of former stockholders. The Company recorded an aggregate of $304 in goodwill and $531 in other identifiable intangibles. The acquisition was funded with cash provided by normal operations, funds available under the Santander Credit Facility along with a note to the former owner. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. This acquisition was completed to expand our product offerings in our Logistics segment.

Life Sciences

On December 4, 2020, the Company completed a business combination whereby it acquired all of the membership interests of ImmunoChemistry Technologies, LLC (“ICT”) for an aggregate purchase price of $3,419, net of $105 cash received. At closing, $1,628 was paid in cash and a subordinated promissory note in the amount of $1,850 was issued to the former owner. The Company recorded the present value of $1,760 for the subordinated promissory note. The Company recorded an aggregate of $1,438 in goodwill and $1,430 in other identifiable intangibles. Subsequent to closing, the Company recorded an additional $30 purchase price adjustment related to an I.R.S Code Section 338(h)(10) election that was made in connection with the ICT acquisition. The ICT acquisition will be treated as an asset purchase for income tax purposes, which will allow for the tax deduction of ICT’s goodwill. The acquisition was funded with cash provided by normal operations along with a note to the former owner. The results of operations of the acquired businesses are included in Janel’s condensed consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. ICT is a developer and manufacturer of cell viability assay kits, ELISA buffers and fluorescent reagents for use in research and diagnostics. ICT was founded in 1994 and is headquartered in Bloomington, Minnesota. The acquisition of ICT was completed to expand our product offerings in our Life Sciences segment.

2020 Acquisition

Logistics

Effective July 23, 2020, the Company acquired all of the outstanding common stock of a logistics services provider with two U.S. locations for $132, net of $853 cash received. At closing the former stockholder was paid $300 in cash and $194, $193 and $193 was or is due to the stockholder as deferred acquisition payments on the first, second and third anniversary of the closing date and the Company assumed $135 in the form of a Paycheck Protection Program (PPP) loan. The Company recorded an aggregate of $506 in goodwill and $690 in other identifiable intangibles. This acquisition was funded with cash provided by normal operations along with a deferred acquisition payment due to the former stockholder. The results of operations of the acquired businesses are included in the Janel’s consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a significant impact on Janel’s consolidated results of operations individually or in aggregate.

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows (in thousands):

	September 30, 2021	September 30, 2020	Life
Building and improvements	$3,065	$3,096	12-30 years
Land and improvements	1,286	1,235	Indefinite
Furniture and Fixture	298	282	3-7 years
Computer Equipment	684	385	3-5 years
Machinery & Equipment	1,253	1,288	3-15 years
Leasehold Improvements	109	115	3-5 years
	6,695	6,401
Less Accumulated Depreciation	(1,718)	(1,424)
	$4,977	$4,977

On February 4, 2020, Indco entered into a Purchase and Sale Agreement to acquire the land and building which serves as the Indco office and manufacturing facility in New Albany, Indiana for a total purchase price of $884. This transaction closed on July 1, 2020.

Depreciation expense for the fiscal year ended September 30, 2021 and 2020 was $371 and $274, respectively.

4	INVENTORY

Inventories consisted of the following (in thousands):

	Year End September 30,
	2021	2020
Finished goods	$919	$1,246
Work-in-process	968	1,406
Raw materials	1,365	1,039
Gross inventory	3,252	3,691
Less – reserve for inventory valuation	(25)	(25)
Inventory net	$3,227	$3,666

5	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	September 30, 2021	September 30, 2020	Life
Customer relationships	$23,482	$14,392	15-24 Years
Trademarks/names	4,490	1,820	1-20 Years
Trademarks/names	521	451	Indefinite
Other	1,149	1,018	2-22 Years
	29,642	17,681
Less: Accumulated Amortization	(5,469)	(4,348)
	$24,173	$13,333

The composition of the intangible assets balance at September 30, 2021 and 2020 is as follows (in thousands):

	September 30, 2021	September 30, 2020
Logistics	$18,174	$7,643
Manufacturing	7,700	7,700
Life Sciences	3,768	2,338
	29,642	17,681
Less: Accumulated Amortization	(5,469)	(4,348)
	$24,173	$13,333

Amortization expense of intangible assets for the year ended September 30, 2021 and 2020 was $1,120 and $955, respectively.

The future amortization of these intangible assets is expected to be as follows (in thousands):

Fiscal Year 2021	$1,809
Fiscal Year 2022	1,799
Fiscal Year 2023	1,773
Fiscal Year 2024	1,771
Fiscal Year 2025	1,771
Thereafter	15,250
$24,173

6	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Logistics, Manufacturing and Life Sciences businesses.

The composition of the goodwill balance at September 30, 2021 and 2020 is as follows (in thousands):

	September 30, 2021	September 30, 2020
Logistics	$9,063	$6,161
Manufacturing	5,046	5,046
Life Sciences	4,377	2,939
Total	$18,486	$14,146

7	NOTES PAYABLE - BANKS

(A)	Santander Bank Facility

On October 17, 2017, the Janel Group subsidiaries (collectively the “Janel Group Borrowers”), with the Company as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”). As amended in March 2018, November 2018, March 2020, July 2020 and December 2020, the Santander Facility provided that the Janel Group Borrowers can borrow up to $17,000 limited to 85% of the Janel Group Borrowers’ aggregate outstanding eligible accounts receivable, subject to adjustment as set forth in the Santander Loan Agreement. Interest accrued on the Santander Facility at an annual rate equal to, at the Janel Group Borrowers’ option, prime plus 0.50%, or LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants. As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

On September 21. 2021, Janel Group, ELFS and ELFS Brokerage, LLC, each, wholly-owned subsidiaries of the Company, jointly and severally, individually and collectively as borrowers (collectively with Janel, the “Borrowers”), the Company and Expedited Logistics and Freight services, LLC, an Oklahoma limited liability company, as loan party obligors, and Santander Bank, N.A., as lender, entered into an Amended and Restated Loan and Security Agreement (as amended and restated, the “Loan Agreement”) that amended and restated the existing Santander Loan Agreement.

The Loan Agreement provides for, among other things, the following modifications to the existing Santander Loan Agreement: (1) ELFS and ELFS Brokerage, LLC were added as borrowers; (2) the maximum revolving facility amount available was increased from $17.0 million to $30.0 million (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Loan Agreement); (3) the maturity date was extended from October 12, 2022 to September 21, 2026; (4) interest accrues at an annual rate equal to LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points at close, with a potential LIBOR floor reduction to 25 basis points upon certain conditions; and (5) the Company was provided the option of making Series C preferred payments or distributions if specified conditions are met.

At September 30, 2021, outstanding borrowings under the Santander Facility were $29,637, representing 98.8% of the $30,000 available thereunder, and interest was accruing at an effective interest rate of 3.00%.

At September 30, 2020, outstanding borrowings under the Santander Facility were $8,447, representing 49.7% of the $17,000 available thereunder, and interest was accruing at an effective interest rate of 2.40%.

The Company was in compliance with the covenants defined in the Santander Loan Agreement at both September 30, 2021 and September 30, 2020.

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

As of September 30, 2021, there were no outstanding borrowings under the revolving loan, $2,713 of borrowings under the term loan, and $655 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 2.83% and 4.19%, respectively.

 As of September 30, 2020, there were no outstanding borrowings under the revolving loan, $4,349 of borrowings under the term loan, and $676 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 3.66% and 4.19%, respectively.

Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both September 30, 2021 and September 30, 2020 (in thousands).

	September 30, 2021	September 30, 2020
Total Debt*	$3,368	$5,025
Less Current Portion	(809)	(808)
Long Term Portion	$2,559	$4,217

*
Note: Term Loan is due in monthly installments of $65 plus monthly interest, at LIBOR plus 2.75% to 3.5% per annum, mortgage loan is due in monthly installments of $4, including interest at 4.19%. The credit facilities are collateralized by all of Indco’s assets and guaranteed by Janel.

These obligations mature as follows (in thousands):

Fiscal Year 2022	$809
Fiscal Year 2023	810
Fiscal Year 2024	810
Fiscal Year 2025	382
Fiscal Year 2026	27
Thereafter	530
$3,368

(C)	First Northern Bank of Dixon

On June 21, 2018, as amended November 2019 and October 2, 2020, Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company (by succession), entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”), with respect to a $2,235 term loan (the “First Northern Term Loan”) which bears interest at an annual rate of 4.00% and matures on November 14, 2029. In addition, Antibodies has a $500 revolving credit facility with First Northern which currently bears interest at the annual rate of 4.0% and matures on October 5, 2021 (the “First Northern Revolving Loan”).

Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property. (“First Northern Solar Loan”) bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (“Generator Loan”) bearing interest at the annual rate of  4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan as September 30, 2021 and 2020.

As of September 30, 2021, the total amount outstanding under the First Northern Term Loan was $2,139, of which $2,084 is included in long-term debt and $55 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2021, the total amount outstanding under the First Northern Solar Loan was $105, of which $101 is included in long-term debt and $4 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

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

	September 30, 2021	September 30, 2020
	(in thousands)
Total Debt*	$2,244	$2,273
Less Current Portion	(59)	(58)
Long Term Portion	$2,185	$2,215

*	Long term debt is due in monthly installments of $12 plus monthly interest, at 4.18%per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

These obligations mature as follows (in thousands):

Fiscal Year 2022	$59
Fiscal Year 2023	64
Fiscal Year 2024	66
Fiscal Year 2025	69
Fiscal Year 2026	70
Thereafter	1,916
$2,244

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at September 30, 2021 and September 30, 2020.

8.	SUBORDINATED PROMISSORY NOTES – RELATED PARTY

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

The Honor Subordinated Promissory Note is subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The Honor Subordinated Promissory Note is payable in twelve equal consecutive quarterly installments of principal and interest of $42 each, on the last day of January, April, July and October beginning in January 2019. The outstanding principal and accrued and unpaid interest are payable on November 20, 2021 and may be repaid, in whole or in part, without premium or penalty.  As of September 30, 2021, the Honor Subordinated Promissory Note had been repaid. As of September 30, 2020, the total amount outstanding under the Honor Subordinated Promissory Note was $199, of which $160 is included in the current portion of subordinated promissory notes and $39 is included in long-term portion of subordinated promissory notes.

Aves is the obligor on a 0.5% subordinated promissory note in the amount of $1,850 issued to the former owner of ICT (the “ICT Subordinated Promissory Note”).  The ICT Subordinated Promissory Note is payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021, matures on March 21, 2025, and may be prepaid, in whole or in part, without premium or penalty.  The ICT Subordinated Promissory Note is guaranteed by the Company and is secured by the membership interests in ICT. The ICT Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility, First Merchants Bank Credit Facility and the First Northern Bank of Dixon. As of September 30, 2021, the amount outstanding under the ICT Subordinated Promissory Note was $1,237, of which $550 is included in the current portion of subordinated promissory notes and $687 is included in the long-term portion of subordinated promissory notes.

Janel Group is the obligor on four 4% subordinated promissory notes of totaling $6,000 (together, the “ELFS Subordinated Promissory Notes”) payable to certain former shareholders of ELFS.  All of the ELFS Subordinated Promissory Notes are guaranteed by the Company and are subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the Santander Bank Facility and the First Merchants Bank Credit Facility. The ELFS Subordinated Promissory Notes are payable in twelve equal consecutive quarterly installments of principal together with accrued interest.  Beginning October 15, 2021 and on the same day of the next eight consecutive calendar quarters, thereafter payment of accrued interest and unpaid interest is due to the former shareholders.  Beginning October 15, 2023 and on the same day of the next twelve consecutive calendar quarters, thereafter payment of principal together with accrued interest and unpaid interest is due to the former shareholders.  As described in Note 2. The ELFS Subordinated Promissory Notes totaling $6,000 were recorded net of working capital adjustment of $1,163.

	September 30, 2021	September 30, 2020
	(in thousands)
Total subordinated promissory notes	$6,075	$543
Less current portion of subordinated promissory notes	(550)	(504)
Long term portion of subordinated promissory notes	$5,525	$39

These obligations mature as follows (in thousands):

Fiscal Year 2022	$550
Fiscal Year 2023	395
Fiscal Year 2024	1,869
Fiscal Year 2025	1,648
Fiscal Year 2026	1,613
Thereafter	—
$6,075

9.	SBA PAYCHECK PROTECTION PROGRAM LOANS

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

On July 23, 2020, the Company assumed a PPP Loan in connection with an acquisition in the amount of $135 (the “Acquisition PPP Loan”).  The terms of the Acquisition PPP Loan were the same as the terms of the Company PPP Loan. In February 2021, the Company was informed that the Acquisition PPP Loan had been forgiven by the SBA.

In February 2021, the Company applied for forgiveness of the Company PPP Loan in accordance with the terms of the CARES Act and on July 22, 2021, the Company received notification from Santander that the SBA had granted full forgiveness of the Company’s PPP Loan on July 20, 2021 in the amount of $2,726 and interest payable in the amount of $34.

In accounting for the forgiveness of the Acquisition PPP Loan and Company PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, the Company derecognized both the Acquisition PPP Loan and Company PPP Loan and recorded $2,895 as a Gain on Paycheck Protection Program loan forgiveness.

As of September 30, 2020, the amount outstanding, including accrued interest, under the Acquisition PPP Loan and Company PPP Loan was $135 and $2,738, respectively, of which $960 is included in long-term debt and $1,913 is included in current portion of long-term debt.

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

On April 23, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. On September 25, 2020, a holder of Series B Stock converted 300 shares of Series B Stock into 3,000 shares of the Company’s Common Stock. The Company has 31 shares of Series B Stock outstanding as of September 30, 2021.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $10, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and increased by 1% beginning on January 1, 2019. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2021 and 2020 was 8% and 7%. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $12,907 and $11,541 as of September 30, 2021 and September 30, 2020, respectively.

On September 30, 2021, the Company sold 1,200 shares of Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $600.

On September 13, 2020, the Company purchased 890 shares of the Series C Stock from an accredited investor at a purchase price of $500 per share, or an aggregate of $445. On September 29, 2020, the Company sold 650 shares of the Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $325. Such shares issued on September 30, 2021 and September 29, 2020, were sold in private placements in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

In August 2021, the Board of Directors approved an increase in the number of shares of Series C Stock, from 20,000 shares to 30,000 shares.

For the fiscal year ended September 30, 2020 the Company paid cash dividends of $55 to a holder of Series C Stock.  For the fiscal year ended September 30, 2021 and 2020, the Company declared dividends on Series C Stock of $766 and $675, respectively. At September 30, 2021 and 2020, the Company had accrued dividends of $2,427 and $1,661, respectively.

(B)	Equity Incentive Plan

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to shares of the Company’s common stock may be granted to directors, officers, employees of and consultants to the Company. On September 21, 2021, the Board of Directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan (the “Amended Plan”) pursuant to which non-statutory stock options, restricted stock awards and stock appreciation rights of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), may be granted to employees, directors and consultants to the Company and its subsidiaries.

The Amended Plan increases the number of shares of Common Stock that may be issued pursuant to the Amended Plan from 100,000 to 200,000 shares of Common Stock of the Company and adopts certain other non-substantive amendments.

Participants and all terms of any grant under the Amended Plan are in the discretion of the Company’s Compensation Committee.

11.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

On May 12, 2017, the board of directors adopted the Company’s 2017 Plan pursuant to which (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to up to 100,000 shares of the Company’s common stock could be granted to directors, officers, employees of and consultants to the Company.

On May 8, 2018, the board of directors of Janel adopted the Amended 2017 Plan. The provisions and terms of the Amended 2017 Plan were the same as those in the 2017 Plan, except that the Amended 2017 Plan removed the ability of Janel to award incentive stock options and removes the requirement for stockholder approval of the 2017 Plan.

On September 21, 2021, the board of directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan (the “Amended Plan”) pursuant to which non-statutory stock options, restricted stock awards and stock appreciation rights of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), may be granted to employees, directors and consultants to the Company and its subsidiaries. The Amended Plan increased the number of shares of Common Stock that may be issued pursuant to the Amended Plan from 100,000 to 200,000 shares of Common Stock of the Company and adopts certain other non-substantive amendments.

Total stock-based compensation for the fiscal year ended September 30, 2021 and 2020 amounted to $115 and $269, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	2021	2020
Risk-free interest rate	0.46%	1.59%
Expected option term in years	5.5-6.5	5.5 - 6.5
Expected volatility	100.3%-105.4%	101.2%-101.7%
Dividend yield	—%	—%
Weighted average grant date fair value	$6.90 - $7.19	$6.97 - $7.33

Option for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2020	93,996	$5.76	5.2	$304.99
Granted	7,500	$9.00	9.5	$—
Exercised	(2,502)	$8.58	—	$—
Outstanding balance at September 30, 2021	98,994	$5.93	4.5	$1,689.38
Exercisable at September 30, 2021	83,998	$5.42	3.8	$1,476.31

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at September 30, 2021 of $23 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2021, there was approximately $27 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of two years.

Options for Non-Employees

There were no non-employee options awarded during the fiscal years ended September 30, 2021 and 2020, respectively.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2020	6,053	$4.13	6.0	$29.48
Exercised	(6,053)	$4.13	—	$—
Outstanding balance at September 30, 2021	—	$—	—	$—
Exercisable at September 30, 2021	—	$—	—	$—

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of our common stock at September 30, 2021, of $23 per share and the exercise price of the stock options that had strike prices below such closing price. As of September 30, 2021, there was no unrecognized compensation expense related to the unvested stock options.

Liability classified share-based awards

During the fiscal year ended September 30, 2021, 6,948 options were granted and 7,000 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

	2021	2020
Risk-free interest rate	0.46%	1.59%
Expected option term in years	5.5-6.5	5.5 - 6.5
Expected volatility	103.0%-105.4%	101.2%-101.7%
Dividend yield	—%	—%
Grant date fair value	$9.66 - $10.00	$8.59 - $9.03

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2020	39,013	$9.24	6.81	$85.45
Granted	6,948	$12.29	9.50	$—
Exercised	(7,000)	$6.48	—	—
Outstanding balance at September 30, 2021	38,961	$10.28	6.62	$78.16
Exercisable at September 30, 2021	25,153	$9.42	5.68	$72.25

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at September 30, 2021 of $12.29 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $361 and $334 as of September 30, 2021 and September 30, 2020, respectively, and is included in other liabilities in the condensed consolidated financial statement.The compensation cost related to these options was approximately $67 and $70 for the fiscal years ended September 30, 2021 and September 30, 2020, respectively, and is included in other liabilities in the consolidated financial statement.The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

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

As of September 30, 2021, there was approximately $34 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of  two years.

(B)	Restricted Stock

During the fiscal year ended September 30, 2021, there were no shares of restricted stock granted. Under the Amended 2017 Plan, each grant of restricted stock vests over a three-year period and the cost to the recipient is zero. Restricted stock compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

As of September 30, 2021, there was no unrecognized compensation cost related to non-employee unvested restricted stock.

As of September 30, 2021, the Company had issued 35,000 shares of vested restricted stock.

As of September 30, 2020, included in accrued expenses and other current liabilities was $306 which represents 35,000 shares of restricted stock that vested but were not issued.

12.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the fiscal years ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Year Ended September 30,
	2021	2020
Income (Loss):
Net income (loss)	$5,203	$(1,725)
Preferred stock dividends	(766)	(675)
Net income (loss) available to common stockholders	$4,437	$(2,400)

Common Shares:
Basic - weighted average common shares	938,478	872,122
Effect of dilutive securities:
Stock options	50,700	—
Convertible preferred stock	310	—
Diluted - weighted average common stock	989,488	872,122
Income (Loss) per Common Share:
Basic -
Net income (loss)	$5.54	$(1.98)
Preferred stock dividends	(0.81)	(0.77)
Non-controlling interest dividends	—	—
Net income (loss) attributable to common stockholders	$4.73	$(2.75)
Diluted -
Net income (loss)	$5.26	$(1.98)
Preferred stock dividends	(0.78)	(0.77)
Net income (loss) available to common stockholders	$4.48	$(2.75)

The computation for the diluted number of shares excludes unvested restricted stock, unexercised stock options and unexercised warrants that are anti-dilutive. There were 48,293 anti-dilutive shares for the fiscal years ended September 30, 2021 and no anti-dilutive shares for the fiscal years ended September 30, 2020.

Potentially diluted securities as of September 30, 2021 and 2020 are as follows:

	September 30,
	2021	2020
Employee stock options (Note 11)	98,994	93,996
Non-employee stock options (Note 11)	—	6,053
Convertible preferred stock	310	310
	99,304	100,359

13.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the (benefit) provision for income taxes from continuing operations is as follows (in thousands):

	2021	2020
Federal taxes at statutory rates	$1,295	$(468)
Permanent differences	(600)	13
State and local taxes, net of Federal benefit	199	(65)
Other	67	15
Total	$961	$(505)

 The provisions (benefit) of income taxes are summarized as follows (in thousands):

	Year Ended September 30,
	2021	2020
Current	$232	$68
Deferred	729	(573)
Total	$961	$(505)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2021	2020
Deferred tax assets - net operating loss carryforwards	$508	$1,218
Lease liability	850	684
Other	(16)	71
Stock based compensation	360	339
Total deferred tax assets	1,702	2,312
Valuation allowance	—	—
Total deferred tax assets net of valuation allowance	1,702	2,312
Deferred tax liabilities - depreciation and amortization	3,124	3,151
Prepaid expenses	52	52
Right of use asset	825	678
Total deferred tax liabilities	4,001	3,881
Net deferred tax liability	$(2,299)	$(1,569)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a no valuation allowance has been recorded against the Company’s deferred tax assets as of September 30, 2021.

The Company has net operating loss carryforwards for income tax purposes that expire as follows (in thousands):

2033	$2,080
2034	1,043
$3,123

The Company has federal net operating loss of $2,080 and state net operating loss carryforwards of approximately $1,043 as of September 30, 2021. If unused, the net operating loss carryforwards will begin to expire 2033 and 2024 for federal and state purposes, respectively.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

As of September 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. In October 2021, the Company received notification from the Internal Revenue Service that the Internal Revenue Service audit for the 2018 tax year was completed with no changes to our reported tax for the 2018 tax year. Income tax returns for tax years from 2014 through 2019 remain subject to examination by the taxing jurisdictions. The net operating loss carryforwards remain subject to review until utilized.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the years ended September 30, 2021 and 2020 were $288 and $196, respectively.

The administrative expense charged to operations for the years ended September 30, 2021 and 2020 aggregated $59 and $57, respectively.

15.	BUSINESS SEGMENT INFORMATION

As discussed above in note 1, the Company operates in three reportable segments: Logistics (previously known as Global Logistics Services), Manufacturing and Life Sciences. In the fourth quarter of 2021, our former Global Logistics Services segment was renamed “Logistics”; this change was in name only and had no impact on the Company’s previously reported historical financial position, results of operations, cash flow or segment level results.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the fiscal years ended September 30, 2021 and 2020:

For the year ended September 30, 2021 (in thousands)	Consolidated	Logistics	Manufacturing	Life Sciences	Corporate
Revenues	$146,419	$125,863	$8,564	$11,992	$—
Forwarding expenses and cost of revenues	113,986	106,139	3,983	3,864	—
Gross margin	32,433	19,724	4,581	8,128	—
Selling, general and administrative	27,362	16,656	2,696	4,469	3,541
Amortization of intangible assets	1,120	—	—	—	1,120
Income (loss) from operations	3,951	3,068	1,885	3,659	(4,661)
Interest expense	589	294	156	117	22
Identifiable assets	115,924	59,026	3,905	9,344	43,649
Capital expenditures	$234	$20	$40	$174	$—

For the year ended September 30, 2020 (in thousands)	Consolidated	Logistics	Manufacturing	Life Sciences	Corporate
Revenues	$82,429	$68,492	$7,319	$6,618	$—
Forwarding expenses and cost of revenues	58,908	53,397	3,329	2,182	—
Gross margin	23,521	15,095	3,990	4,436	—
Selling, general and administrative	24,290	14,992	2,505	3,870	2,923
Amortization of intangible assets	955	—	—	—	955
(loss) Income from operations	(1,724)	103	1,485	566	(3,878)
Interest expense	521	177	236	103	5
Identifiable assets	63,035	20,378	3,313	10,725	28,619
Capital expenditures	$1,297	$106	$917	$274	$—

Goodwill and intangible assets are recorded at the Corporate level and are included in identifiable assets.

16.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of September, 2021, the remaining terms of the Company’s operating leases were between one and 60 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the years ended September 30, 2021 and 2020 are as follows:

	2021	2020
Operating lease cost	$789	$725
Short-term lease cost	240	141
Total lease cost	$1,029	$866

Rent expense for the year ended September 30, 2021 and 2020 was $1,029 and $866, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2021 were $2,936, $1,281 and $1,751, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2020 were $2,621, $720 and $1,924, respectively.

During the twelve months ended September 30, 2021, and 2020, the Company entered into new operating leases and recorded an additional $1,075 and $ 2,103, respectively in operating lease right of use assets and corresponding lease liabilities.

As of September 30, 2021 and 2020, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 2.9 years and 3.89% and 4.2 years and  4.6%, respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $785 and $872 for the twelve months ended September 30, 2021 and 2020.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2021 are as follows (in thousands):

Year End September 30, 2021
2022	$1,283
2023	949
2024	618
2025	365
Thereafter	—
Total undiscounted Loan payments	3,215
Less Imputed Interest	(183)
Total lease Obligation	$3,032

17	FAIR VALUE MEASUREMENTS

Topic 820 established a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under Topic 820 are described below:

Level 1:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2:
Inputs to the valuation methodology are quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

	September 30,
	2021	2020
Level 3
Contingent earnout liabilities	$3,600	$—
Level 3 Liabilities	$3,600	$—

This liability relates to the estimated fair value of earnout payments to former ELFS owners for the earnout period ending September 30, 2021. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2021 are $1,054 and $2,546, respectively.

Refer to Note 2 to Consolidated Financial Statements for ELFS acquisition information. The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	September 30,
	2021	2020
Balance at beginning of year	$—	$—
Fair value of contingent consideration recorded in connection with business combinations	3,600	—
Change in fair value of contingent consideration	—	—
Balance at end of year	$3,600	$—

18	COMMITMENTS AND CONTINGENCIES

(A)	Employment Agreements

The Company has various employment agreements, including employment agreements with the previous owners of ELFS, Honor and PhosphoSolutions.

19.	RISK AND UNCERTAINTIES

(A)	Currency Risks

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

No customer accounts for 10% or more of consolidated sales for the years ended September 30, 2021 and 2020. No customer accounted for 10% or more of consolidated accounts receivable at September 30, 2021 and 2020.

(E)	COVID-19

We continue to navigate operating the Company in light of the COVID-19 pandemic, which continues to have widespread implications. On the one hand, we have seen improvements in the broader economy, and our results for fiscal 2021 improved significantly compared to the prior fiscal year.  That said, there remains uncertainty regarding how the ongoing nature of the COVID-19 pandemic will impact the overall economy and the Company’s results in particular. While many countries have begun the process of vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may hinder any economic recovery as well as our operations in the future.

Even after the COVID-19 pandemic subsides, the effects of the COVID-19 pandemic may last for a significant period of time thereafter and may continue to adversely affect our business, results of operations and financial condition. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

(F)	Auto Insurance

In the ordinary course of our Logistics business, we are a defendant in several legal proceedings arising out of the conduct of our Logistics business. These proceedings include third party claims for property damage or bodily injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or bodily injury claims, in the aggregate, will have a material impact on our consolidated financial statements. Within our Logistics segment, ELFS, maintains auto liability for commercial trucking claims of up to $6,000 per occurrence, and general liability with of up to $6,000 per occurrence.

20.	SUBSEQUENT EVENTS

The Company, through its wholly owned subsidiary ELFS entered into a lease for its corporate offices commencing in October 2021 and ending in September 2028 for a new corporate headquarters.  Future minimum lease payments under this operating lease as of November 2021 are as follows (in thousands):

Fiscal Year End September 30,
2022	$514
2023	581
2024	593
2025	605
2026	617
Thereafter	1,325
Total lease obligation	4,235