Form 10-Q
period 2021-12-31
JANEL CORP
filed 2022-02-09
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 9, 2022 was 959,707.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended December 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(Unaudited) December 31, 2021	September 30, 2021
ASSETS
Current Assets:
Cash	$5,186	$6,234
Accounts receivable, net of allowance for doubtful accounts of $945 and $812, respectively	57,161	52,312
Inventory, net	3,521	3,227
Prepaid expenses and other current assets	2,318	3,002
Total current assets	68,186	64,775
Property and Equipment, net	5,038	4,977
Other Assets:
Intangible assets, net	23,664	24,173
Goodwill	18,486	18,486
Operating lease right of use asset	6,353	2,936
Security deposits and other long-term assets	510	577
Total other assets	49,013	46,172
Total assets	$122,237	$115,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$23,842	$29,637
Accounts payable – trade	45,851	37,243
Accrued expenses and other current liabilities	4,886	6,311
Dividends payable	2,638	2,427
Current portion of earnout	1,054	1,054
Current portion of deferred acquisition payments	190	188
Current portion of subordinated promissory note-related party	500	550
Current portion of long-term debt	872	868
Current portion of operating lease liabilities	1,797	1,281
Total current liabilities	81,630	79,559
Other Liabilities:
Long-term debt	4,450	4,744
Long-term portion of earnout	2,546	2,546
Subordinated promissory notes-related party	5,404	5,525
Long-term portion of deferred acquisition payments	185	183
Mandatorily redeemable non-controlling interest	841	783
Deferred income taxes	2,432	2,299
Long-term operating lease liabilities	4,708	1,751
Other liabilities	331	415
Total other liabilities	20,897	18,246
Total liabilities	102,527	97,805
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized, 31 shares issued and outstanding	—	—
Series C 30,000 shares authorized and 20,960 shares issued and 20,960 outstanding at December 31, 2021 and September 30, 2021, liquidation value of $13,118 and $12,907 at December 31, 2021 and September 30, 2021, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 979,707 issued and 959,707 outstanding as of December 31, 2021 and 962,207 issued and 942,207 outstanding as of September 30, 2021	1	1
Paid-in capital	14,741	14,838
Common Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	5,208	3,520
Total stockholders' equity	19,710	18,119
Total liabilities and stockholders' equity	$122,237	$115,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenue	$83,314	$26,478
Forwarding expenses and cost of revenues	67,825	20,029
Gross profit	15,489	6,449
Cost and Expenses:
Selling, general and administrative	12,338	5,709
Amortization of intangible assets	509	251
Total Costs and Expenses	12,847	5,960
Income from Operations	2,642	489
Other Items:
Interest expense	(279)	(119)
Income Before Income Taxes	2,363	370
Income tax expense	(675)	(115)
Net Income	1,688	255
Preferred stock dividends	(211)	(174)
Net Income Available to Common Stockholders	$1,477	$81

Net income per share
Basic	$1.76	$0.27
Diluted	$1.66	$0.26
Net income per share attributable to common stockholders:
Basic	$1.54	$0.09
Diluted	$1.45	$0.08
Weighted average number of shares outstanding:
Basic	959.1	935.9
Diluted	1,018.1	966.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2021	20,991	$—	962,207	$1	$14,838	20,000	$(240)	$3,520	$18,119
Net Income	—	—	—	—	—	—	—	1,688	1,688
Dividends to preferred stockholders	—	—	—	—	(211)	—	—	—	(211)
Stock-based compensation	—	—	—	—	29	—	—	—	29
Stock options exercise	—	—	17,500	—	85	—	—	—	85
Balance - December 31, 2021	20,991	$—	979,707	$1	$14,741	20,000	$(240)	$5,208	$19,710

Balance - September 30, 2020	19,791	—	918,652	$1	$14,604	20,000	$(240)	$(1,683)	$12,682
Net Income	—	—	—	—	—	—	—	255	255
Dividends to preferred stockholders	—	—	—	—	(174)	—	—	—	(174)
Stock-based compensation	—	—	—	—	10	—	—	—	10
Stock options exercise	—	—	2,502	—	21	—	—	—	21
Balance – December 31, 2020	19,791	$—	921,154	$1	$14,461	20,000	$(240)	$(1,428)	$12,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$1,688	$255
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) uncollectible accounts	102	(32)
Depreciation	107	86
Deferred income tax provision	133	86
Amortization of intangible assets	509	251
Amortization of acquired inventory valuation	171	214
Amortization of loan costs	2	2
Stock-based compensation	40	24
Changes in fair value of mandatorily redeemable noncontrolling interest	58	86
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,952)	(1,857)
Inventory	(464)	(150)
Prepaid expenses and other current assets	684	(326)
Security deposits and other long-term assets	67	(40)
Accounts payable and accrued expenses	7,172	607
Other liabilities	(26)	(18)
Net cash provided by (used in) operating activities	5,291	(812)
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(169)	(55)
Acquisitions, net of cash acquired	-	(2,806)
Net cash used in investing activities	(169)	(2,861)
Cash Flows From Financing Activities:
Repayments of term loan	(292)	(206)
Proceeds from stock options exercise	85	21
Line of credit, (payments) proceeds, net	(5,795)	2,380
Repayment of subordinated promissory notes	(168)	(39)
Net cash (used in) provided by financing activities	(6,170)	2,156
Net decrease in cash	(1,048)	(1,517)
Cash at beginning of the period	6,234	3,349
Cash at end of period	$5,186	$1,832

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$194	$99
Income taxes	$10	$12
Non-cash investing activities:
Subordinated promissory notes of ICT	$-	$1,850
Non-cash financing activities:
Dividends declared to preferred stockholders	$211	$174

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Revenue and revenue recognition

Logistics

Revenue is recognized upon transfer of control of promised services to customers. With respect to its Logistics segment, the Company has determined that, in general, each shipment transaction or service order constitutes a separate contract with the customer. When the Company provides multiple services to a customer, different contracts may be present for different services.

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

In the Logistics segment, the Company disaggregates its revenues by its five primary service categories: ocean freight, air freight, trucking, customs brokerage, and other. A summary of the Company’s revenues disaggregated by major service lines for the three months ended December 31, 2021 and 2020 was as follows:

	Three Months Ended December 31,	Three Months Ended December 31,
Service Type	2021	2020
Ocean freight	$32,876	$9,039
Trucking	21,775	4,352
Air freight	13,874	6,202
Other	5,330	12
Customs brokerage	3,701	2,655
Total	$77,556	$22,260

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

2.	ACQUISITION

Fiscal 2021 Acquisition

Logistics

On September 21, 2021, the Company completed the acquisition of all of the membership interests of Expedited Logistics and Freight Services, LLC (“ELFS”) and ELFS Brokerage LLC, a wholly-owned subsidiary of ELFS.  The purchase price for the membership interests was $19,000, subject to certain closing adjustments as set forth in the related purchase agreement.  Further earnout payments in an amount not anticipated to exceed $4,500 will be due to the former members of ELFS based on the operating profit earned by ELFS.  Upon the closing of the transaction, the former members of ELFS were paid $13,000 in cash and were issued an aggregate amount of $6,000 in subordinated promissory notes.

The ELFS acquisition was funded with cash provided by normal operations, borrowings under the Amended Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) dated September 21, 2021, as well as subordinated promissory notes issued to the former members of ELFS. This acquisition was completed to expand our product offerings in our Logistics segment.

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three months ended December 31, 2020 assuming the acquisition of ELFS was made on October 1, 2020. The pro forma unaudited condensed consolidated results give effect to, among other things, amortization of intangible assets and interest expense on acquisition-related debt.  The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Three Months Ended December 31, 2020
Revenue	$44,375
Income from Operations	$630
Net Income	$245
Net Income Available to Common Stockholders	$71
Net income per share:
Basic	$0.26
Diluted	$0.25
Net income per share attributable to common stockholders:
Basic	$0.08
Diluted	$0.07

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on October 1, 2019, nor are they necessarily indicative of future results.

3.	INVENTORY

Inventories consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
Finished goods	$860	$919
Work-in-process	944	968
Raw materials	1,745	1,365
Gross inventory	3,549	3,252
Less – reserve for inventory valuation	(28)	(25)
Inventory net	$3,521	$3,227

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	December 31, 2021	September 30, 2021	Life
Customer relationships	$23,482	$23,482	12-24 Years
Trademarks/names	4,490	4,490	1-20 Years
Trademarks/names	521	521	Indefinite
Other	1,149	1,149	2-22 Years
	29,642	29,642
Less: Accumulated Amortization	(5,978)	(5,469)
Intangible assets, net	$23,664	$24,173

The composition of the intangible assets balance at December 31, 2021 and September 30, 2021 is as follows (in thousands):

	December 31, 2021	September 30, 2021
Logistics	$18,174	$18,174
Life Sciences	3,768	3,768
Manufacturing	7,700	7,700
	29,642	29,642
Less: Accumulated Amortization	(5,978)	(5,469)
Intangible assets, net	$23,664	$24,173

Amortization expense for the three months ended December 31, 2021 and 2020 was $509 and $251, respectively.

5.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Logistics, Life Sciences and Manufacturing businesses.

The composition of the goodwill balance at December 31, 2021 and September 30, 2021 was as follows (in thousands):

	December 31, 2021	September 30, 2021
Logistics	$9,063	$9,063
Life Sciences	4,377	4,377
Manufacturing	5,046	5,046
Total	$18,486	$18,486

6.	NOTES PAYABLE – BANKS
(A)	Santander Bank Facility

The wholly-owned subsidiaries which comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, have a Loan and Security Agreement with Santander with respect to a revolving line of credit facility (the “Santander Facility”). As most recently amended in September 2021, the Santander Facility provides that the Janel Group Borrowers can borrow up to $30,000 limited to 85% of the borrowers’ eligible accounts receivable, borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement. Interest accrues at an annual rate equal to LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points at close, with a potential LIBOR floor reduction to 25 basis points upon certain conditions. The Company is provided the option of making Series C preferred payments or distributions if specified conditions are met. The Santander Loan Agreement matures on September 21, 2026. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants. As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

At December 31, 2021, outstanding borrowings under the Santander Facility were $23,842, representing 79.47% of the $30,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 3.00%.

At September 30, 2021, outstanding borrowings under the Santander Facility were $29,637, representing 98.8% of the $30,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 3.00%.

 The Company was in compliance with the covenants defined in the Santander Loan Agreement at both December 31, 2021 and September 30, 2021.

(B)	First Merchants Bank Credit Facility

Indco has a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank with respect to a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan and a $680 mortgage loan (together, the “First Merchant Facility”).  Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1) or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Interest accrues on the mortgage loan at an annual rate of 4.19%. Indco’s obligations under the First Merchants Facility are secured by all of Indco’s real property and other assets, and are guaranteed by Janel. Additionally, Janel’s guarantee of Indco’s obligations is secured by a pledge of Janel’s Indco shares.

The term loan and revolving loan portions of the First Merchants Facility will expire on August 30, 2024, and the mortgage loan will mature on July 1, 2025 (subject to earlier termination as provided in the First Merchants Credit Agreement), unless renewed or extended.

 As of December 31, 2021, there were no outstanding borrowings under the revolving loan, $2,519 of borrowings under the term loan, and $649 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 2.85% and 4.19%, respectively.

As of September 30, 2021, there were no outstanding borrowings under the revolving loan, $2,713 of borrowings under the term loan, and $655 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 2.83% and 4.19%, respectively.

Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both December 31, 2021 and September 30, 2021.

	December 31, 2021	September 30, 2021
	(in thousands)
Total Debt*	$3,168	$3,368
Less Current Portion	(809)	(809)
Long Term Portion	$2,359	$2,559

*
Note: Term Loan is due in monthly installments of $65 plus monthly interest, at LIBOR plus 2.75% to 3.5% per annum, mortgage loan is due in monthly installments of $4, including interest at 4.19%. The credit facilities are collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company (by succession), has a loan agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”), with respect to a $2,235 term loan (the “First Northern Term Loan”) which bears interest at an annual rate of Prime plus 325 basis points (currently 4.18%) and matures on November 14, 2029. In addition, Antibodies has a $750 revolving credit facility with First Northern which currently bears interest at the annual rate of Prime plus 325 basis points (currently 4.18%) and matures on November 5, 2022 (the “First Northern Revolving Loan”). There were no outstanding borrowings on the revolving credit facility as of December 31, 2021 or September 30, 2021.

Antibodies also has two separate business loan agreements with First Northern: a $125 term loan in connection with the expansion of solar generation capacity on the Antibodies property (“First Northern Solar Loan”) bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with the expansion of generator capacity on the Antibodies property (“Generator Loan”) bearing interest at the annual rate of 4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan as of December 31, 2021 or September 30, 2021.

As of December 31, 2021, the total amount outstanding under the First Northern Term Loan was $2,126, of which $2,070 is included in long-term debt and $56 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2021, the total amount outstanding under the First Northern Term Loan was $2,139, of which $2,084 is included in long-term debt and $55 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of December 31, 2021, the total amount outstanding under the First Northern Solar Loan was $28, of which $21 is included in long-term debt, and $7 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.
 As of September 30, 2021, the total amount outstanding under the First Northern Solar Loan was $105, of which $101 is included in long-term debt and $4 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at December 31, 2021 and September 30, 2021.

	December 31, 2021	September 30, 2021
	(in thousands)
Total Debt*	$2,154	$2,244
Less Current Portion	(63)	(59)
Long Term Portion	$2,091	$2,185

*	Long-term debt is due in monthly installments of $12 plus monthly interest, at 4.18% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

7.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

 Aves Labs, Inc., a wholly-owned subsidiary of the Company, is the obligor on a 0.5% subordinated promissory note in the amount of $1,850 (the “ICT Subordinated Promissory Note”) issued to the former owner of ImmunoChemistry Technologies, LLC (“ICT”), in connection with a business combination whereby the Company acquired all of the membership interests of ICT.  The ICT Subordinated Promissory Note is payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021, matures on March 21, 2025, and may be prepaid, in whole or in part, without premium or penalty.  The ICT Subordinated Promissory Note is guaranteed by the Company and is secured by the membership interests in ICT. The ICT Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility, First Merchants Facility and the First Northern Bank of Dixon.

As of December 31, 2021, the amount outstanding under the ICT Subordinated Promissory Note was $1,066, of which $500 is included in the current portion of subordinated promissory notes and $566 is included in the long-term portion of subordinated promissory notes.

As of September 30, 2021, the amount outstanding under the ICT Subordinated Promissory Note was $1,237, of which $550 is included in the current portion of subordinated promissory notes and $687 is included in the long-term portion of subordinated promissory notes.

Janel Group is the obligor on four 4% subordinated promissory notes totaling $6,000 (together, the “ELFS Subordinated Promissory Notes”) payable to certain former shareholders of ELFS.  All of the ELFS Subordinated Promissory Notes are guaranteed by the Company and are subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the Santander Bank Facility and the First Merchants Facility. The ELFS Subordinated Promissory Notes are payable in twelve equal consecutive quarterly installments of principal together with accrued interest.  Beginning October 15, 2021 and on the same day of the next eight consecutive calendar quarters, thereafter payment of accrued interest and unpaid interest is due to the former shareholders.  Beginning October 15, 2023 and on the same day of the next twelve consecutive calendar quarters, thereafter payment of principal together with accrued interest and unpaid interest is due to the former shareholders. The ELFS Subordinated Promissory Notes totaling $6,000 were recorded net of working capital adjustment of $1,163.

As of both of December 31, 2021 and September 30, 2021, the amount outstanding under the ELFS Subordinated Promissory Notes was $4,838 and was included in the long-term portion of subordinated promissory notes.

	December 31, 2021	September 30, 2021
	(in thousands)
Total subordinated promissory notes	$5,904	$6,075
Less current portion of subordinated promissory notes	(500)	(550)
Long term portion of subordinated promissory notes	$5,404	$5,525

8.	STOCK-BASED COMPENSATION

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

On September 21, 2021, the board of directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan (the “Amended Plan”) pursuant to which non-statutory stock options, restricted stock awards and stock appreciation rights of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), may be granted to employees, directors and consultants to the Company and its subsidiaries. The Amended Plan increased the number of shares of Common Stock that may be issued pursuant to the Amended Plan from 100,000 to 200,000 shares of Common Stock of the Company and was updated to reflect certain other non-substantive amendments.

Total stock-based compensation for the three months ended December 31, 2021 and 2020 amounted to $29 and $24, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Three Months Ended December 31, 2021
Risk-free interest rate	1.10%
Expected option term in years	5.5-6.5
Expected volatility	100.3% - 110.3%
Dividend yield	—%
Weighted average grant date fair value	$17.60 - $19.07

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2021	98,994	$5.93	4.5	$1,689.38
Granted	10,000	$23.00	9.8	$—
Exercised	(17,500)	$4.87	—	$—
Outstanding balance at December 31, 2021	91,494	$8.00	5.1	$1,463.60
Exercisable at December 31, 2021	73,998	$5.88	4.1	$1,341.14

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at December 31, 2021 of $24 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2021, there was approximately $153 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

During the three months ended December 31, 2021, 7,018 options were granted and 10,372 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Three Months Ended December 31, 2021
Risk-free interest rate	1.10%
Expected option term in years	5.5-6.5
Expected volatility	39%
Dividend yield	—%
Weighted average grant date fair value	$5.57 - $6.66

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2021	38,961	$10.28	6.62	$78.16
Granted	7,018	$17.16	9.75	$—
Exercised	(10,372)	$8.30	—	$—
Outstanding balance at December 31, 2021	35,607	$12.22	7.51	$175.98
Exercisable at December 31, 2021	21,663	$10.72	6.49	$139.47

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at December 31, 2021 of $17.16 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $279 and $361 as of December 31, 2021 and September 30, 2021, respectively, and is included in other liabilities in the condensed consolidated financial statement. The compensation cost related to these options was approximately $11 and $15 for the three months ended December 31, 2021 and 2020, respectively.

The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

On December 13, 2021, minority owners of Indco exercised 7,000 and 3,372 options to purchase Indco’s common stock at an exercise price of $6.48 and $12.07 for an aggregate purchase price of $45 and $41, respectively. Indco issued related party promissory notes in the amount of $45 and $41, respectively which bear interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2024. These notes are included in security deposits and other long-term assets. The fair value of the 7,000 and 3,372 shares of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. On December 13, 2021, Indco repurchased 7,000 shares of Indco’s stock at a purchase price of $17.16 per share from a minority owner of Indco for the aggregate purchase price of $120. The fair value of the repurchased 7,000 shares of Indco’s common stock was recorded as a decrease in mandatorily redeemable non-controlling interest. As a result of the exercise of 10,372 options and the repurchase of 7,000 shares of Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 9.77% as of December 31, 2021.

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

As of December 31, 2021, there was approximately $70 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

9.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income per share (“EPS”) computations for the three months ended December 31, 2021 and 2020 (in thousands, except per share data):

	For the three Months Ended December 31,
	2021	2020
Income:
Net income	$1,688	$255
Preferred stock dividends	(211)	(174)
Net income available to common stockholders	$1,477	$81

Common Shares:
Basic - weighted average common shares	959.1	935.9
Effect of dilutive securities:
Stock options	58.7	30.6
Convertible preferred stock	0.3	0.3
Diluted - weighted average common stock	1,018.1	966.8

Income per Common Share:
Basic -
Net income	$1.76	$0.27
Preferred stock dividends	(0.22)	(0.18)
Net income attributable to common stockholders	$1.54	$0.09

Diluted -
Net income	$1.66	$0.26
Preferred stock dividends	(0.21)	(0.18)
Net income available to common stockholders	$1.45	$0.08

The computation for the diluted number of shares excludes unvested restricted stock and unexercised stock options that are anti-dilutive. There were 10 anti-dilutive shares for the three-month period ended December 31, 2021 and no anti-dilutive shares for the three-month period ended December 31, 2020.

Potentially diluted securities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Employee stock options	91.5	98.9
Non-employee stock options	—	6.1
Convertible preferred stock	0.3	0.3
	91.8	105.3

10.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows (in thousands):

	December 31, 2021	December 31, 2020
Federal taxes at statutory rates	$496	$78
Permanent differences	10	3
State and local taxes, net of Federal benefit	169	34
Total	$675	$115

11.	BUSINESS SEGMENT INFORMATION

As referenced above in note 1, the Company operates in three reportable segments: Logistics (previously known as Global Logistics Services), Life Sciences and Manufacturing. In the fourth quarter of 2021, our former Global Logistics Services segment was renamed “Logistics”; this change was in name only and had no impact on the Company’s previously reported historical financial position, results of operations, cash flow or segment level results.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2021 and 2020:

For the three months ended December 31, 2021 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$83,314	$77,556	$3,244	$2,514	$—
Forwarding expenses and cost of revenues	67,825	65,610	1,001	1,214	—
Gross margin	15,489	11,946	2,243	1,300	—
Selling, general and administrative	12,338	9,349	1,250	729	1,010
Amortization of intangible assets	509	—	—	—	509
Income (loss) from operations	2,642	2,597	993	571	(1,519)
Interest expense	279	224	29	26	—
Identifiable assets	122,237	64,899	10,083	4,017	43,238
Capital expenditures	$169	$65	$102	$2	$—

For the three months ended December 31, 2020 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$26,478	$22,260	$2,349	$1,869	$—
Forwarding expenses and cost of revenues	20,029	18,395	756	878	—
Gross margin	6,449	3,865	1,593	991	—
Selling, general and administrative	5,709	3,374	976	642	717
Amortization of intangible assets	251	—	—	—	251
Operating income (loss)	489	491	617	349	(968)
Interest expense	119	37	28	47	7
Identifiable assets	68,224	22,418	10,252	3,501	32,053
Capital expenditures	$55	$19	$24	$12	$—

12.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 3	December 31, 2021	September 30, 2021
Contingent earnout liabilities	$3,600	$3,600
Level 3 Liabilities	$3,600	$3,600

This liability relates to the estimated fair value of earnout payments to former ELFS owners for the earnout period ending December 31, 2021 and September 30, 2021. The current and non-current portions of the fair value of the contingent earnout liability at December 31, 2021 and September 30, 2021 are $1,054 and $2,546, respectively.

Refer to Note 2 to Consolidated Financial Statements for ELFS acquisition information. The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	December 31, 2021	September 30, 2021
Balance at beginning of period	$3,600	$—
Fair value of contingent consideration recorded in connection with business combinations	—	3,600
Change in fair value of contingent consideration	—	—
Balance at end of period	$3,600	$3,600

13.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of December 31, 2021, the remaining terms of the Company’s operating leases were between one and 60 months, and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three-month periods ended December 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Operating lease cost	$480	$231
Short-term lease cost	152	14
Total lease cost	$632	$245

Rent expense for the three months ended December 31, 2021 and 2020 was $632 and $245, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of December 31, 2021 were $6,353, $1,797 and $4,708, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2021 were $2,936, $1,281 and $1,751, respectively.

During the three months ended December 31, 2021, the Company, through its wholly owned subsidiary ELFS entered into new operating leases and recorded an additional $3,842 in operating lease right of use assets and corresponding lease liabilities.

As of December 31, 2021 and September 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.2 years and 3.18% and 2.9 years and 3.89%, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 are as follows (in thousands):

Year End December 31, 2021
2022	$1,798
2023	1,441
2024	1,147
2025	853
2026	620
Thereafter	1,168
Total undiscounted loan payments	7,027
Less: Imputed interest	(522)
Total lease obligation	$6,505

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three months ended December 31, 2021, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, the impact of the coronavirus on the worldwide economic conditions and on our businesses, our strategy of expanding our business through acquisitions of other businesses; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage; indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate; the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; our dependence on key employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; our compliance with applicable privacy, security and data laws; competition faced by our logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, increase in the cost or supply shortages, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and life sciences businesses on a single location to manufacture their products; the ability of our life sciences business to compete effectively; the ability of our life sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our life sciences business; the ability of our life sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock, the impact of COVID-19 on our operations and financial results; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

OVERVIEW

Janel Corporation (“Janel,” the “Company” or the “Registrant”) is a holding company with subsidiaries in three business segments: Logistics (previously known as Global Logistics Services), Life Sciences and Manufacturing. In the fourth quarter of 2021, our former Global Logistics Services segment was renamed “Logistics”; this change related to the name only and had no impact on the Company’s previously reported historical financial position, results of operations, cash flow or segment level results. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel’s capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Our significant accounting policies are described in Note 1, “Summary of Business and Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements for the fiscal year ended September 30, 2021, which are included in our Annual Report on Form 10-K filed with the SEC on December 27, 2021. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the three months ended December 31, 2021.

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

Our consolidated results of operations are as follows:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Revenues	$83,314	$26,478
Forwarding expenses and cost of revenues	67,825	20,029
Gross profit	15,489	6,449
Operating expenses	12,847	5,960
Operating income	$2,642	$489
Net income	$1,688	$255
Adjusted operating income	$3,362	$978

Consolidated revenues for the three months ended December 31, 2021 were $83,314, or 214.7% higher than the prior year period. Revenues increased across all three segments due to a recovery from the impact of the COVID-19 pandemic experienced in the prior fiscal year as well as the impact of acquisitions, which accounted for $24,840 of additional revenue compared to the prior year. Operating income for the three months ended December 31, 2021 was $2,642 compared with $489 in the prior year period as a result of the economic recovery experienced across all of our segments, partially offset by higher spending in the corporate segment.  Adjusted operating income for the three months ended December 31, 2021 increased to $3,362 versus $978 in the prior year period.  The Company’s net income for the three months ended December 31, 2021 totaled approximately $1,688 or $1.66 per diluted share, compared to a net income of $255 or $0.26 per diluted share for the three months ended December 31, 2020.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended December 31,
	2021	2020
Operating income	$2,642	$489
Amortization of intangible assets	509	251
Stock-based compensation	40	24
Cost recognized on sale of acquired inventory	171	214
Adjusted operating income	$3,362	$978

Results of Operations – Logistics – Three Months Ended December 31, 2021 and 2020

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing, arrangement of freight forwarding by air, ocean and ground, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

	Three Months Ended December 31,
	2021	2020
Revenue	$77,556	$22,260
Forwarding expense	65,610	18,395
Gross profit	$11,946	$3,865
Gross profit margin	15.4%	17.4%
Selling, general and administrative expenses	$9,349	$3,374
Income from operations	$2,597	$491

Revenue

Total revenue for the three months ended December 31, 2021 was $77,556 as compared to $22,260 for the three months ended December 31, 2020, an increase of $55,296 or 248.4%. The increase in revenue was primarily driven by the rise in transportation rates as a result of capacity issues globally and a recovery in business compared with the depressed levels in the prior year period, while two acquisitions accounted for $24,840 of additional revenue compared to the prior year.

Gross Profit

Gross profit for the three months ended December 31, 2021 was $11,946, an increase of $8,081, or 209.1%, as compared to $3,865 for the three months ended December 31, 2020. Two acquisitions accounted for $5,834 of additional gross profit compared to the prior year period. A recovery in business accounted for the balance of the gross profit increase compared with the depressed levels in the prior fiscal year and drove organic gross profit growth of 58%. Gross margin as a percentage of revenue decreased to 15.4% for the three months ended December 31, 2021 compared to 17.4% for the prior year period due to the increase in transportation rates, partially offset by higher gross profit margins at an acquired business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2021 were $9,349, as compared to $3,374 for the three months ended December 31, 2020. This increase of $5,975, or 177.1%, was mainly due to additional expenses from acquired businesses. As a percentage of revenue, selling, general and administrative expenses were 12.1% and 15.2% of revenue for the three months ended December 31, 2021 and 2020, respectively. The decline in selling, general and administrative expenses as a percentage of revenue largely reflected the rise in transportation rates as a result of capacity issues globally.

Income from Operations

Income from operations increased to $2,597 for the three months ended December 31, 2021, as compared to income from operations of $491 for the three months ended December 31, 2020, an increase of $2,106. Income from operations increased as a result of the economic recovery from the COVID-19 pandemic compared to the prior fiscal year and contributions from two acquisitions. Operating margin as a percentage of gross profit for the three months ended December 31, 2021 was 21.7% compared to 12.7% in the prior year period largely due to operating leverage from significantly higher gross profit as business recovered compared with the depressed levels in the prior year period.

Results of Operations – Life Sciences – Three Months Ended December 31, 2021 and 2020

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Life Sciences – Selected Financial Information:

	Three Months Ended December 31,
	2021	2020
Revenue	$3,244	$2,349
Cost of sales	830	542
Cost recognized upon sale of acquired inventory	171	214
Gross profit	$2,243	$1,593
Gross profit margin	69.1%	67.8%
Selling, general and administrative expenses	$1,250	$976
Income from operations	$993	$617

Revenue

Total revenue was $3,244 and $2,349 for the three months ended December 31, 2021 and 2020, respectively, an increase of $895 or 38.1%. An acquisition accounted for $404 of the revenue increase in the quarter, while organic growth of 21% accounted for the balance of revenue growth as academic research recovered from the impacts of the COVID-19 pandemic.

Gross Profit

Gross profit was $2,243 and $1,593 for the three months ended December 31, 2021 and 2020, respectively, an increase of $650 or 40.8%. During the three months ended December 31, 2021 and 2020, gross profit margin was 69.1% and 67.8%, respectively, as favorable product mix and lower cost recognized upon sale of acquired inventory benefited gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,250 and $976 for the three months ended December 31, 2021 and 2020, respectively. The year-over-year increase was largely due to an acquired business.

Income from Operations

Income from operations for the three months ended December 31, 2021 and 2020 was $993 and $617, an increase of $376 or 60.9%, largely due to positive operating leverage from the increase in revenue as a result of the recovery from the impact of the COVID-19-related shut downs experienced in the prior fiscal year and, to a lesser extent, a contribution from an acquisition.

Results of Operations - Manufacturing – Three Months Ended December 31, 2021 and 2020

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended December 31,
	2021	2020
Revenue	$2,514	$1,869
Cost of revenues	1,214	878
Gross profit	$1,300	$991
Gross profit margin	51.7%	53.0%
Selling, general and administrative expenses	$729	$642
Income from operations	$571	$349

Revenue

Total revenue was $2,514 and $1,869 for the three months ended December 31, 2021 and 2020, respectively, an increase of $645, or 34.5%. The revenue increase reflected a broad increase across the business relative to the COVID-19 related slowdown in the prior fiscal year.

Gross Profit

Gross profit was $1,300 and $991 for the three months ended December 31, 2021 and 2020, respectively, an increase of $309, or 31.2%. Gross profit margin for the three months ended December 31, 2021 and 2020 was 51.7% and 53.0%, respectively. The year-over-year decrease in gross profit margin was generally due to the mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $729 and $642 for the three months ended December 31, 2021 and 2020, respectively, an increase of $87 or 13.6%. The increase in expenses relative to revenue reflected positive operating leverage on higher volumes.

Income from Operations

Income from operations was $571 for the three months ended December 31, 2021 compared to $349 for the three months ended December 31, 2020, representing a 63.6% increase from the prior year period. The increase was due to favorable operating leverage as revenue recovered.

Results of Operations – Corporate and Other – Three Months Ended December 31, 2021 and 2020

Below is a reconciliation of income from operating segments to net income (loss) available to common stockholders.
	Three Months Ended December 31,
	2021	2020
	(In thousands)
Total income from operating segments	$4,161	$1,457
Administrative expenses	(1,000)	(707)
Amortization expense	(509)	(251)
Stock-based compensation	(10)	(10)
Total Corporate expenses	(1,519)	(968)
Interest expense	(279)	(119)
Net income before taxes	2,363	370
Income tax expense	(675)	(115)
Net income	1,688	255
Preferred stock dividends	(211)	(174)
Net income Available to Common Stockholders	$1,477	$81

Total Corporate Expenses

Total corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $551, or 56.9%, to $1,519 for the three months ended December 31, 2021 as compared to $968 for the three months ended December 31, 2020. The increase was due primarily to higher accounting related professional expense, increased merger and acquisition expenses and increases in amortization of intangible expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $160, or 134.5%, to $279 for the three months ended December 31, 2021 from $119 for the three months ended December 31, 2020 primarily due to higher average debt balances to support our acquisition efforts and higher working capital within Logistics to support business growth partially offset by lower interest rates.

Income Taxes Expense

On a consolidated basis, the Company recorded an income tax expense of $675 for the three months ended December 31, 2021, as compared to an income tax expense of $115 for the three months ended December 31, 2020.  The increase in expense was primarily due to an increase in pretax income. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward, which the Company has begun using, and expects to continue to use, through ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”). For the three months ended December 31, 2021 and 2020, preferred stock dividends were $211 and $174, respectively, representing an increase of $37, or 21.3%.  The increase in preferred stock dividends was the result of a higher number of shares of Series C Stock outstanding and an increase in dividend rate as of January 1, 2021 to 8%.

Net Income

Net income was $1,688, or $1.66 per diluted share, for the three months ended December 31, 2021 compared to net income of $255, or $0.26 per diluted share, for the three months ended December 31, 2020. The increase was primarily due to higher revenues and gross profit, partially offset by higher selling, general and administrative expenses across our operating segments and at corporate.

Income Available to Common Shareholders

Income available to holders of common shares was $1,477, or $1.45 per diluted share, for the three months ended December 31, 2021 compared to income available to holders of common shares of $81, or $0.08 per diluted share, for the three months ended December 31, 2020. The increase in net income was primarily due higher revenues, partially offset by higher selling, general and administrative expenses across our businesses and corporate in both periods and an increase in the dividend rate with respect to the Series C Stock as of January 1, 2021 to 8%.

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

The COVID-19 pandemic has negatively impacted our liquidity and cash flows. On April 19, 2020, we entered into a loan agreement with Santander and executed a U.S. Small Business Administration note pursuant to which we borrowed $2,726 from Santander pursuant to the Paycheck Protection Program (“PPP”) under The Coronavirus Aid, Relief and Economic Security Act, Section 7(a)(36) of the Small Business Act in order to be able to continue to cover our payroll costs, group health care benefits, mortgage payments, rent and utilities. The duration and magnitude of the pandemic is not reasonably estimable at this point, and if the pandemic persists, our liquidity and capital resources could be further negatively impacted. During fiscal 2021, the Company applied for and received forgiveness for its PPP Loan.

Our subsidiaries depend on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors. Generally, we do not make significant capital expenditures.

Janel’s cash flow performance for the 2022 fiscal year may not necessarily be indicative of future cash flow performance.

As of December 31, 2021, the Company’s cash and working capital deficiency (current assets minus current liabilities) were $5,186 and $13,444, respectively. As of September 30, 2021, the Company’s cash and working capital deficiency were $6,234 and $14,784.  Compared with the prior period, the Company’s cash decreased $1,048, or 17%, and its working capital deficiency (current assets minus current liabilities) decreased $1,340, or 9%. The decrease in cash and working capital deficiency was primarily the result of an increase in accounts receivables collections offset by decreases in accounts payables and accrued expense payments.

Cash flows from operating activities

Net cash provided by operating activities was $5,291 for the three months ended December 31, 2021, versus ($812) used in operating activities for the three months ended December 31, 2020. The increase in cash provided by operations for the three months ended December 31, 2021 compared to the prior year period was driven principally by higher profits, timing of cash payments for accounts payables and accrued expenses, partially offset by the timing of cash collections for accounts receivables.

Cash flows from investing activities

Net cash used in investing activities totaled $169 for the three months ended December 31, 2021, versus $2,861 for three months ended December 31, 2020. The Company used $169 for the acquisition of property and equipment for the three months ended December 31, 2021 compared to $2,806 for the acquisition of two businesses and $55 for the acquisition of property and equipment for the three months ended December 31, 2020.

Cash flows from financing activities

Net cash used in financing activities was $6,170 for the three months ended December 31, 2021, versus net cash provided by financing activities of $2,156 for the three months ended December 31, 2020. Net cash used in financing activities for the three months ended December 31, 2021 primarily included repayment of funds from our line of credit partially, term loan and notes payable related party. Net cash provided financing activities for the three months ended December 31, 2020 primarily included proceeds from our line of credit partially offset by repayments on term loan and notes payable related party.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements or obligations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of ELFS from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. ELFS, which the Company acquired on September 21, 2021, constituted 15 percent of the Company’s total assets and 34 percent of income before income taxes of the Company as of and for the quarter ended December 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

As referenced above, the Company acquired ELFS on September 21, 2021. The Company is in the process of reviewing the internal control structure of ELFS and, if necessary, will make appropriate changes as it integrates ELFS into the Company’s overall internal control over financial reporting process.  Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2021 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended December 31, 2021. In addition, there were no shares of common stock purchased by us during the three months ended December 31, 2021.

ITEM 6.	EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 for the three months ended December 31, 2021 and 2020 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2022	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 9, 2022	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary