Form 10-Q
period 2022-03-31
JANEL CORP
filed 2022-05-12
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 12, 2022 was 1,057,718.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended March 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	September 30, 2021
ASSETS
Current Assets:
Cash	$3,434	$6,234
Accounts receivable, net of allowance for doubtful accounts	65,201	52,312
Inventory, net	4,007	3,227
Prepaid expenses and other current assets	4,238	3,002
Total current assets	76,880	64,775
Property and Equipment, net	5,022	4,977
Other Assets:
Intangible assets, net	23,177	24,173
Goodwill	18,598	18,486
Operating lease right of use asset	5,924	2,936
Security deposits and other long-term assets	511	577
Total other assets	48,210	46,172
Total assets	$130,112	$115,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$24,662	$29,637
Accounts payable – trade	50,574	37,243
Accrued expenses and other current liabilities	8,729	6,311
Dividends payable	1,602	2,427
Current portion of earnout	1,054	1,054
Current portion of deferred acquisition payments	191	188
Current portion of subordinated promissory note-related party	475	550
Current portion of long-term debt	873	868
Current portion of operating lease liabilities	1,713	1,281
Total current liabilities	89,873	79,559
Other Liabilities:
Long-term debt	4,234	4,744
Long-term portion of earnout	2,546	2,546
Subordinated promissory notes-related party	5,570	5,525
Long-term portion of deferred acquisition payments	186	183
Mandatorily redeemable non-controlling interest	841	783
Deferred income taxes	2,375	2,299
Long-term operating lease liabilities	4,373	1,751
Other liabilities	362	415
Total other liabilities	20,487	18,246
Total liabilities	110,360	97,805
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and 31 shares issued and outstanding as of September 30, 2021	—	—
Series C 30,000 shares authorized and 11,368 and 20,960 shares issued and outstanding at March 31, 2022 and September 30, 2021, liquidation value of $7,286 and $12,907 at March 31, 2022 and September 30, 2021, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,077,718 issued and 1,057,718 outstanding as of March 31, 2022 and 962,207 issued and 942,207 outstanding as of September 30, 2021	1	1
Paid-in capital	13,510	14,838
Common Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	6,481	3,520
Total stockholders’ equity	19,752	18,119
Total liabilities and stockholders’ equity	$130,112	$115,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	$80,851	$30,142	$164,165	$56,620
Forwarding expenses and cost of revenues	64,342	22,593	132,167	42,622
Gross profit	16,509	7,549	31,998	13,998
Cost and Expenses:
Selling, general and administrative	13,875	6,415	26,213	12,124
Amortization of intangible assets	487	293	996	544
Total Costs and Expenses	14,362	6,708	27,209	12,668
Income from Operations	2,147	841	4,789	1,330
Other Items:
Interest expense	(269)	(158)	(548)	(277)
Gain on Paycheck Protection Program loan forgiveness	—	135	—	135
Income Before Income Taxes	1,878	818	4,241	1,188
Income tax expense	(605)	(222)	(1,280)	(337)
Net Income	1,273	596	2,961	851
Preferred stock dividends	(233)	(195)	(444)	(369)
Non-controlling interest dividends	(61)	—	(61)	—
Net Income Available to Common Stockholders	$979	$401	$2,456	$482

Net income per share
Basic	$1.30	$0.64	$3.06	$0.91
Diluted	$1.23	$0.61	$2.89	$0.87
Net income per share attributable to common stockholders:
Basic	$1.00	$0.42	$2.54	$0.51
Diluted	$0.95	$0.41	$2.40	$0.49
Weighted average number of shares outstanding:
Basic	973.9	936.2	966.5	936.0
Diluted	1,031.2	983.8	1,024.5	975.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2021	20,991	—	962,207	$1	$14,838	20,000	$(240)	$3,520	$18,119
Net Income	—	—	—	—	—	—	—	1,688	1,688
Dividends to preferred stockholders	—	—	—	—	(211)	—	—	—	(211)
Stock-based compensation	—	—	—	—	29	—	—	—	29
Stock option exercise	—	—	17,500	—	85	—	—	—	85
Balance - December 31, 2021	20,991	—	979,707	1	14,741	20,000	(240)	5,208	19,710
Net Income	—	—	—	—	—	—	—	1,273	1,273
Dividends to preferred stockholders	—	—	—	—	(233)	—	—	—	(233)
Dividends to non-controlling interest	—	—	—	—	(61)	—	—	—	(61)
Preferred C shares purchased	(4,687)	—	—	—	(1,731)	—	—	—	(1,731)
Preferred C shares converted	(4,905)	—	65,205	—	—	—	—	—	—
Preferred B shares converted	(31)	—	306	—	—	—	—	—	—
Stock based compensation	—	—	15,000	—	718	—	—	—	718
Stock options exercise	—	—	17,500	—	76	—	—	—	76
Balance - March 31, 2022	11,368	$—	1,077,718	$1	$13,510	20,000	$(240)	$6,481	$19,752

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2020	19,791	—	918,652	$1	$14,604	20,000	$(240)	$(1,683)	$12,682
Net Income	—	—	—	—	—	—	—	255	255
Dividends to preferred stockholders	—	—	—	—	(174)	—	—	—	(174)
Stock-based compensation	—	—	—	—	10	—	—	—	10
Stock options exercise	—	—	2,502	—	21	—	—	—	21
Balance - December 31, 2020	19,791	—	921,154	1	14,461	20,000	(240)	(1,428)	12,794
Net Income	—	—	—	—	—	—	—	596	596
Stock based compensation	—	—	—	—	(195)	—	—	—	(195)
Stock options exercise	—	—	—	—	12	—	—	—	12
Balance - March 31, 2021	19,791	$—	921,154	$1	$14,278	20,000	$(240)	$(832)	$13,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$2,961	$851
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) uncollectible accounts	417	(28)
Depreciation	225	175
Deferred income tax provision	76	252
Amortization of intangible assets	996	544
Amortization of acquired inventory valuation	263	505
Amortization of loan costs	5	5
Stock-based compensation	768	54
Gain on Paycheck Protection Program loan forgiveness	—	(135)
Changes in fair value of mandatorily redeemable noncontrolling interest	58	86
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,307)	(3,288)
Inventory	(1,043)	(302)
Prepaid expenses and other current assets	(1,236)	(13)
Security deposits and other long-term assets	65	(32)
Accounts payable and accrued expenses	15,728	2,042
Other liabilities	15	(2)
Net cash provided by operating activities	5,991	714
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(270)	(85)
Acquisitions	(112)	(2,874)
Net cash (used in) investing activities	(382)	(2,959)
Cash Flows From Financing Activities:
Repayments of term loan	(510)	(476)
Proceeds from stock options exercise	161	21
Line of credit, (payments) proceeds, net	(4,975)	3,115
Repayment of subordinated promissory notes	(24)	(255)
Dividends paid to minority shareholders	(61)	—
Dividends paid to preferred stockholders	(657)	—
Repurchase of Series C Preferred Stock	(2,343)	—
Net cash (used in) provided by financing activities	(8,409)	2,405
Net (decrease) increase in cash	(2,800)	160
Cash at beginning of the period	6,234	3,349
Cash at end of period	$3,434	$3,509

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$387	$210
Income taxes	$829	$16
Non-cash operating activities:
Gain on Paycheck Protection Program loan forgiveness	$—	$135
Non-cash investing activities:
Purchase price adjustments-ELFS	$112	—
Due to seller 338 election	—	$30
Subordinated promissory notes of ICT	$—	$1,760
Non-cash financing activities:
Dividends declared to preferred stockholders	$444	$369

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In the Logistics segment, the Company disaggregates its revenues by its five primary service categories: ocean freight, air freight, trucking, customs brokerage, and other. A summary of the Company’s revenues disaggregated by major service lines for the three and six months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Six Months Ended March 31,	Six Months Ended March 31,
	2022	2021	2022	2021
Service Type
Ocean freight	$32,285	$11,435	$65,161	$20,474
Trucking	23,539	4,701	45,314	9,053
Air freight	13,063	4,871	26,937	11,073
Other	3,115	46	8,445	58
Customs brokerage	3,071	3,320	6,772	5,975
Total	$75,073	$24,373	$152,629	$46,633

Life Sciences and Manufacturing

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Revenues from the Company’s Manufacturing segment, which is comprised of Indco, a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries (“Indco”), are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Revenues for Life Sciences and Manufacturing are recognized when products are shipped and risk of loss is transferred to the carrier(s) used.

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

The ELFS acquisition was funded with cash provided by normal operations, borrowings under the Amended Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) dated September 21, 2021, as well as subordinated promissory notes issued to the former members of ELFS. This acquisition was completed to expand our product offerings in our Logistics segment. The preliminary fair value of the consideration transferred of $21,437 was valued as of the date of the acquisition as follows: cash - $13,000; earnout payments - $3,600; and subordinated promissory notes - $4,837 (preliminary net of working capital adjustment of $1,163).  During the three months ended March 31, 2022, the fair value of the consideration transferred was adjusted to $21,700, and the fair value of the subordinated promissory notes was adjusted to $5,100, in each case due to a change in the net working capital adjustment of $263.

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and six months ended March 31, 2021 assuming the acquisition of ELFS was made on October 1, 2020. The pro forma unaudited condensed consolidated results give effect to, among other things, amortization of intangible assets and interest expense on acquisition-related debt.  The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

(in thousands, except per share data)	Three Months ended March 31, 2021	Six Months ended March 31, 2021
Revenue	$46,516	$91,891
Income from Operations	$1,420	$2,050
Net Income	$1,367	$1,612
Net Income Available to Common Stockholders	$1,172	$1,243
Net Income per share:
Basic	$1.46	$1.72
Diluted	$1.39	$1.65
Net Income per share attributable to Common Stockholders:
Basic	$1.25	$1.33
Diluted	$1.19	$1.27

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on October 1, 2020, nor are they necessarily indicative of future results.

3.	INVENTORY

Inventories consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
Finished goods	$1,109	$919
Work-in-process	820	968
Raw materials	2,130	1,365
Gross inventory	4,059	3,252
Less – reserve for inventory valuation	(52)	(25)
Inventory net	$4,007	$3,227

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	March 31, 2022	September 30, 2021	Life
Customer relationships	$23,482	$23,482	12-24 Years
Trademarks/names	4,490	4,490	1-20 Years
Trademarks/names	521	521	Indefinite
Other	1,149	1,149	2-22 Years
	29,642	29,642
Less: Accumulated Amortization	(6,465)	(5,469)
Intangible assets, net	$23,177	$24,173

The composition of the intangible assets balance at March 31, 2022 and September 30, 2021 is as follows (in thousands):

	March 31, 2022	September 30, 2021
Logistics	$18,174	$18,174
Life Sciences	3,768	3,768
Manufacturing	7,700	7,700
	29,642	29,642
Less: Accumulated Amortization	(6,465)	(5,469)
Intangible assets, net	$23,177	$24,173

Amortization expense for the six months ended March 31, 2022 and 2021 was $996 and $544, respectively.

5.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Logistics, Life Sciences and Manufacturing businesses.

The composition of the goodwill balance at March 31, 2022 and September 30, 2021 was as follows (in thousands):

	March 31, 2022	September 30, 2021
Logistics	$9,175	$9,063
Life Sciences	4,377	4,377
Manufacturing	5,046	5,046
Total	$18,598	$18,486

6.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

The wholly-owned subsidiaries which comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, have a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander with respect to a revolving line of credit facility (the “Santander Facility”). The Santander Loan Agreement was most recently amended on March 31, 2022, to provide for, among other changes, certain updates: (i) the maximum revolving facility amount available was increased from $30,000 to $31,500 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement) ; (ii) the LIBOR basis on which interest under the Santander Loan Agreement was calculated under certain circumstances was changed to SOFR; (iii) a one-time increase from $1,000 to $3,000 in the amount the Company was permitted to distribute to holders of the Company’s Series C Stock if specified conditions are met; and (iv) the amount of indebtedness of the Company’s Antibodies Incorporated subsidiary which the Company was permitted to guaranty was increased from $2,920 to $5,000. The Santander Loan Agreement matures on September 21, 2026.  Interest accrues on the Santander Facility at an annual rate equal to the one-month SOFR plus 2.75%. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants. As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

At March 31, 2022, outstanding borrowings under the Santander Facility were $24,662, representing 78.3% of the $31,500 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 3.00%.

At September 30, 2021, outstanding borrowings under the Santander Facility were $29,637, representing 98.8% of the $30,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 3.00%.

 The Company was in compliance with the covenants defined in the Santander Loan Agreement at both March 31, 2022 and September 30, 2021.

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

 As of March 31, 2022, there were no outstanding borrowings under the revolving loan, $2,325 of borrowings under the term loan, and $643 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 2.99% and 4.19%, respectively.

As of September 30, 2021, there were no outstanding borrowings under the revolving loan, $2,713 of borrowings under the term loan, and $655 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 2.83% and 4.19%, respectively.

Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both March 31, 2022 and September 30, 2021.

(in thousands)	March 31, 2022	September 30, 2021
Total Debt*	$2,968	$3,368
Less Current Portion	(809)	(809)
Long Term Portion	$2,159	$2,559

*
Note: Term Loan is due in monthly installments of $65 plus monthly interest, at LIBOR plus 2.75% to 3.5% per annum; mortgage loan is due in monthly installments of $4, including interest at 4.19% for 5 years. The credit facilities are collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company, has a loan agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”), with respect to a $2,235 term loan (the “First Northern Term Loan”) which bears interest at an annual rate of Prime plus 325 basis points (currently 4.18%) and matures on November 14, 2029. In addition, Antibodies has a $750 revolving credit facility with First Northern which currently bears interest at the annual rate of Prime plus 325 basis points (currently 4.18%) and matures on November 5, 2022 (the “First Northern Revolving Loan”). There were no outstanding borrowings on the revolving credit facility as of March 31, 2022 or September 30, 2021.

Antibodies also has two separate business loan agreements with First Northern: a $125 term loan in connection with the expansion of solar generation capacity on the Antibodies property (“First Northern Solar Loan”) bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with the expansion of generator capacity on the Antibodies property (“Generator Loan”) bearing interest at the annual rate of 4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan as of March 31, 2022 or September 30, 2021.

As of March 31, 2022, the total amount outstanding under the First Northern Term Loan was $2,113, of which $2,056 is included in long-term debt and $57 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2021, the total amount outstanding under the First Northern Term Loan was $2,139, of which $2,084 is included in long-term debt and $55 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of March 31, 2022, the total amount outstanding under the First Northern Solar Loan was $26, of which $19 is included in long-term debt, and $7 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.
As of September 30, 2021, the total amount outstanding under the First Northern Solar Loan was $105, of which $101 is included in long-term debt and $4 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at March 31, 2022 and September 30, 2021.

(in thousands)	March 31, 2022	September 30, 2021
Total Debt*	$2,139	$2,244
Less Current Portion	(64)	(59)
Long Term Portion	$2,075	$2,185

*	Long term debt is due in monthly installments of $12 plus monthly interest, at 4.18% per annum for 5 years. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

7.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

Aves Labs, Inc., a wholly-owned subsidiary of the Company, is the obligor on a fixed 0.5% subordinated promissory note in the amount of $1,850 (the “ICT Subordinated Promissory Note”) issued to the former owner of ImmunoChemistry Technologies, LLC (“ICT”), in connection with a business combination whereby the Company acquired all of the membership interests of ICT.  The ICT Subordinated Promissory Note is payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021, matures on March 21, 2025, and may be prepaid, in whole or in part, without premium or penalty.  The ICT Subordinated Promissory Note is guaranteed by the Company and is secured by the membership interests in ICT. The ICT Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility, First Merchants Facility and the First Northern Bank of Dixon.

As of March 31, 2022, the amount outstanding under the ICT Subordinated Promissory Note was $945, of which $475 is included in the current portion of subordinated promissory notes and $470 is included in the long-term portion of subordinated promissory notes.

As of September 30, 2021, the amount outstanding under the ICT Subordinated Promissory Note was $1,237, of which $550 is included in the current portion of subordinated promissory notes and $687 is included in the long-term portion of subordinated promissory notes.

Janel Group is the obligor on four fixed 4% subordinated promissory notes totaling $6,000 in the aggregate, (together, the “ELFS Subordinated Promissory Notes”), payable to certain former shareholders of ELFS.  All of the ELFS Subordinated Promissory Notes are guaranteed by the Company and are subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the Santander Bank Facility and the First Merchants Facility. The ELFS Subordinated Promissory Notes are payable in twelve equal consecutive quarterly installments of principal together with accrued interest.  Beginning October 15, 2021 and on the same day of the next eight consecutive calendar quarters, thereafter payment of accrued interest and unpaid interest is due to the former shareholders.  Beginning October 15, 2023 and on the same day of the next twelve consecutive calendar quarters, thereafter payment of principal together with accrued interest and unpaid interest is due to the former shareholders. As of March 31, 2022, the ELFS Subordinated Promissory Notes were adjusted to $5,100 due to a revised working capital adjustment of $900.

As of March 31, 2022 and September 30, 2021, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100 and $4,838, respectively, and was included in the long-term portion of subordinated promissory notes.

(in thousands)	March 31, 2022	September 30, 2021
Total subordinated promissory notes	$6,045	$6,075
Less current portion of subordinated promissory notes	(475)	(550)
Long term portion of subordinated promissory notes	$5,570	$5,525

8.	STOCKHOLDERS’ EQUITY

(A)	Preferred Stock

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s $0.001 par value common stock (“Common Stock”) at any time on a one-share (of Series B Stock) for ten-shares (of Common Stock) basis. On March 31, 2022, the Company, on behalf of two holders, converted the remaining 30.6 shares of Series B Stock into 306 shares of the Company’s Common Stock. As of March 31, 2022, the Company had no shares of Series B Stock outstanding and submitted for filing to the Nevada Secretary of State a Certificate, Amendment or Withdrawal of Designation withdrawing the Company’s Series B Convertible Preferred Stock from the Company’s Articles of Incorporation.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment on October 17, 2017, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s Board of Directors, and increased by 1% beginning on January 1, 2019. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of March 30, 2022 was 9%. By the filing of the Certificate of Amendment on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s Board of Directors, and increased by 1% beginning on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%.

On March 31, 2022, the Company purchased 4,687 shares of the Series C Stock from two holders at a purchase price of $500 per share plus accrued dividends, or an aggregate of $3,000, and exchanged 4,905 shares of Series C Stock plus accrued dividends from one holder, for the issuance of 65,205 shares of the Company’s Common Stock, par value $0.001 per share valued at $47.00 per share of Common Stock (the closing price for the Common Stock on March 30, 2022), or a total value of $3,065. As a result of these transactions, the number of issued and outstanding shares of Series C Stock was reduced from 20,960 shares to 11,368 shares.

9.	STOCK-BASED COMPENSATION

On October 30, 2013, the Board of Directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

On September 21, 2021, the Board of Directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan (the “Amended Plan”) pursuant to which non-statutory stock options, restricted stock awards and stock appreciation rights of the Company’s Common Stock may be granted to employees, directors and consultants to the Company and its subsidiaries. The Amended Plan increased the number of shares of Common Stock that may be issued pursuant to the Amended Plan from 100,000 to 200,000 shares of Common Stock of the Company and was updated to reflect certain other non-substantive amendments.

Total stock-based compensation for the six months ended March 31, 2022 and 2021 amounted to $768 and $54, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Six Months Ended March 31, 2022
Risk-free interest rate	1.10%
Expected option term in years	5.5-6.5
Expected volatility	100.3% - 110.3%
Dividend yield	—%
Weighted average grant date fair value	$5.57 - $6.66

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2021	98,994	$5.93	4.5	$1,689.38
Granted	10,000	$23.00	9.5	$—
Exercised	(35,000)	$4.60	—	$—
Outstanding balance at March 31, 2022	73,994	$8.87	5.3	$2,821.11
Exercisable at March 31, 2022	56,498	$6.36	4.2	$2,296.22

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at March 31, 2022 of $47 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2022, there was approximately $176 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

During the six months ended March 31, 2022, 7,018 options were granted and 10,372 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Six Months Ended March 31, 2022
Risk-free interest rate	1.10%
Expected option term in years	5.5-6.5
Expected volatility	39%
Dividend yield	—%
Weighted average grant date fair value	$5.57 - $6.66

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2021	38,961	$10.28	6.62	$78.16
Granted	7,018	$17.16	9.50	$—
Exercised	(10,372)	$8.30	—	$—
Outstanding balance at March 31, 2022	35,607	$12.22	7.27	$175.98
Exercisable at March 31, 2022	21,663	$10.72	6.25	$139.47

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at March 31, 2022 of $17.16 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $290 and $361 as of March 31, 2022 and September 30, 2021, respectively, and is included in other liabilities in the condensed consolidated financial statements. The compensation cost related to these options was approximately $21 and $15 for the six months ended March 31, 2022 and 2021, respectively.

The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

On December 13, 2021, minority owners of Indco exercised 7,000 and 3,372 options to purchase Indco’s common stock at an exercise price of $6.48 and $12.07 for an aggregate purchase price of $45 and $41, respectively. Indco issued related party promissory notes in the amount of $45 and $41, respectively, which bear interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2024. These notes are included in security deposits and other long-term assets. The fair value of the 7,000 and 3,372 shares of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. On December 13, 2021, Indco repurchased 7,000 shares of Indco’s stock at a purchase price of $17.16 per share from a minority owner of Indco for the aggregate purchase price of $120. The fair value of the repurchased 7,000 shares of Indco’s common stock was recorded as a decrease in mandatorily redeemable non-controlling interest. As a result of the exercise of 10,372 options and the repurchase of 7,000 shares of Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 9.77% as of March 31, 2022.

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

As of March 31, 2022, there was approximately $60 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock
On March 30, 2022, the Board of Directors of the Company approved an equity grant of 15,000 shares of Common Stock as a Restricted Stock Award to an employee of the Company pursuant to the Company’s Amended Plan, vesting immediately. The compensation cost related to this award was approximately $705 for the six-month period ended March 31, 2022 and was included in selling, general and administrative expense in the Company’s statements of operations.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and six months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands, except per share data)	2022	2021	2022	2021
Income:
Net income	$1,273	$596	$2,961	$851
Preferred stock dividends	(233)	(195)	(444)	(369)
Non-controlling interest dividends	(61)	—	(61)	—
Net Income available to common stockholders	$979	$401	$2,456	$482

Common Shares:
Basic - weighted average common shares	973.9	936.2	966.5	936.0
Effect of dilutive securities:
Stock options	57.3	47.3	57.9	39.0
Convertible preferred stock	—	0.3	0.1	0.3
Diluted - weighted average common stock	1,031.2	983.8	1,024.5	975.3

Income per Common Share:
Basic -
Net income	$1.30	$0.64	$3.06	$0.91
Preferred stock dividends	(0.24)	(0.22)	(0.46)	(0.40)
Non-controlling interest dividends	(0.06)	—	(0.06)	—
Net Income available to common stockholders	$1.00	$0.42	$2.54	$0.51

Diluted -
Net income	$1.23	$0.61	$2.89	$0.87
Preferred stock dividends	(0.22)	(0.20)	(0.43)	(0.38)
Non-controlling interest dividends	(0.06)	—	(0.06)	—
Net income available to common stockholders	$0.95	$0.41	$2.40	$0.49

The computation for the diluted number of shares excludes unvested restricted stock and unexercised stock options that are anti-dilutive. There were no anti-dilutive shares for the six-month period ended March 31, 2022 and 2021.

Potentially diluted securities for the three and six-month period ended March 31, 2022 and 2021 are as follows:

	March 31,
	2022	2021
Employee stock options	73,994	98,994
Non-employee stock options	—	6,053
Convertible preferred stock	—	310
	73,994	105,357

11.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three and six-month periods ended March 31, 2022 and 2021 is as follows (in thousands):

	For the Three Months Ended March 31, 2022	For the Six Months Ended March 31, 2022	For the Three Months Ended March 31, 2021	For the Six Months Ended March 31, 2021
Federal taxes at statutory rates	$(394)	$(890)	$(172)	$(250)
Permanent differences	10	—	10	7
State and local taxes, net of Federal benefit	(221)	(390)	(60)	(94)
Total	$(605)	$(1,280)	$(222)	$(337)

12.	BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics (previously known as Global Logistics Services), Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2022:

For the three months ended March 31, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$80,851	$75,073	$3,275	$2,503	$—
Forwarding expenses and cost of revenues	64,342	62,281	867	1,194	—
Gross profit	16,509	12,792	2,408	1,309	—
Selling, general and administrative	13,875	10,066	1,283	765	1,761
Amortization of intangible assets	487	—	—	—	487
Income (loss) from operations	2,147	2,726	1,125	544	(2,248)
Interest expense	269	217	28	24	—
Identifiable assets	130,112	71,721	11,587	4,021	42,783
Capital expenditures	$101	$24	$56	$21	$—

For the six months ended March 31, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$164,165	$152,629	$6,519	$5,017	$—
Forwarding expenses and cost of revenues	132,167	127,891	1,868	2,408	—
Gross profit	31,998	24,738	4,651	2,609	—
Selling, general and administrative	26,213	19,415	2,533	1,494	2,771
Amortization of intangible assets	996	—	—	—	996
Income (loss) from operations	4,789	5,323	2,118	1,115	(3,767)
Interest expense	548	441	57	50	—
Identifiable assets	130,112	71,721	11,587	4,021	42,783
Capital expenditures	$270	$89	$158	$23	$—

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2021:

For the three months ended March 31, 2021 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$30,142	$24,373	$3,240	$2,529	$—
Forwarding expenses and cost of revenues	22,593	20,250	1,180	1,163	—
Gross profit	7,549	4,123	2,060	1,366	—
Selling, general and administrative	6,415	3,743	1,213	683	776
Amortization of intangible assets	293	—	—	—	293
Income (loss) from operations	841	380	847	683	(1,069)
Interest expense	158	81	27	43	7
Identifiable assets	70,381	23,743	10,557	4,078	32,003
Capital expenditures	$30	$24	$3	$3	$—

For the six months ended March 31, 2021 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$56,620	$46,633	$5,589	$4,398	$—
Forwarding expenses and cost of revenues	42,622	38,645	1,936	2,041	—
Gross profit	13,998	7,988	3,653	2,357	—
Selling, general and administrative	12,124	7,117	2,189	1,325	1,493
Amortization of intangible assets	544	—	—	—	544
Income (loss) from operations	1,330	871	1,464	1,032	(2,037)
Interest expense	277	118	55	90	14
Identifiable assets	70,381	23,743	10,557	4,078	32,003
Capital expenditures	$85	$43	$27	$15	$—

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 3	March 31, 2022	September 30, 2021
Contingent earnout liabilities	$3,600	$3,600
Level 3 Liabilities	$3,600	$3,600

This liability relates to the estimated fair value of earnout payments to former ELFS owners for the earnout period ending March 31, 2022 and September 30, 2021. The current and non-current portions of the fair value of the contingent earnout liability at March 31, 2022 and September 30, 2021 are $1,054 and $2,546, respectively.

Refer to Note 2 to the Condensed Consolidated Financial Statements for ELFS acquisition information. The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	March 31, 2022	September 30, 2021
Balance beginning of period	$3,600	$—
Fair value of contingent consideration recorded in connection with business combinations	—	3,600
Change in fair value of contingent consideration	—	—
Balance end of period	$3,600	$3,600

14.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of March 31, 2022, the remaining terms of the Company’s operating leases were between one and 60 months, and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three and six-month periods ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Operating lease cost	$228	$380	$241	$486
Short-term lease cost	340	820	14	14
Total lease cost	$568	$1,200	$225	$500

Rent expense for the six months ended March 31, 2022 and 2021 was $1,200 and $500, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of March 31, 2022 were $5,924, $1,713 and $4,373, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2021 were $2,936, $1,281 and $1,751, respectively.

During the six months ended March 31, 2022, the Company, through its wholly owned subsidiary ELFS, entered into new operating leases and recorded an additional $3,842 in operating lease right of use assets and corresponding lease liabilities.

As of March 31, 2022 and September 30, 2021, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.0 years and 3.16% and 2.9 years and 3.89%, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2022 are as follows (in thousands):

2022	$1,709
2023	1,390
2024	1,091
2025	734
2026	623
Thereafter	1,011
Total undiscounted loan payments	6,558
Less: Imputed interest	(472)
Total lease obligation	$6,086

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three months and six months ended March 31, 2022, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 27, 2021. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the six months ended March 31, 2022.

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

In addition, although other companies may report measures titled organic growth, adjusted operating income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider organic growth and adjusted operating income alongside other financial performance measures, including total revenue, operating income and our other financial results presented in accordance with U.S. GAAP.

Results of Operations – Janel Corporation

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Revenue	$80,851	$30,142	$164,165	$56,620
Forwarding expenses and cost of revenues	64,342	22,593	132,167	42,622
Gross profit	16,509	7,549	31,998	13,998
Operating expenses	14,362	6,708	27,209	12,668
Operating income	2,147	841	4,789	1,330
Net income	1,273	596	2,961	851
Adjusted operating income	$3,454	$1,455	$6,816	$2,433

Consolidated revenues for the three months ended March 31, 2022 were $80,851, which is $50,709 or 168% higher than the prior year period. Revenues increased due to a recovery from the impact of the COVID-19 pandemic experienced in the prior year period as well as an increase in revenue of $25,107 from an acquisition. Consolidated revenues for the six months ended March 31, 2022 were $164,165 or 190% higher than the prior year period. Revenues increased across all three segments due to a recovery from the impact of the COVID-19 pandemic experienced in the prior year period as well as an increase in revenue of $57,050 from acquisitions.

Operating income for the three months ended March 31, 2022 was $2,147 compared with $841 in the prior year period.   Operating income for the six months ended March 31, 2022 was $4,789 compared with $1,330 in the prior year period.   The increase for both the three and six months ended March 31, 2022 resulted from the economic recovery experienced across all of our segments as well as an increase in operating income of $971and $1,203, respectively from acquisitions, partially offset by stock-based compensation and higher spending in the Corporate segment.

Net income for the three months ended March 31, 2022 totaled approximately $1,273 or $1.23 per diluted share, compared to net income of $596 or $0.61 per diluted share for the three months ended March 31, 2021. Net income for the six months ended March 31, 2022 totaled approximately $2,961 or $2.89 per diluted share, compared to net income of $851 or $0.87 per diluted share for the three months ended March 31, 2021.

Adjusted operating income for the three months ended March 31, 2022 increased to $3,454 versus $1,455 in the prior year period. Adjusted operating income for the six months ended March 31, 2022 increased to $6,816 versus $2,433 in the prior year period. The increase for both the three and six months ended March 31, 2022 resulted from a recovery in profits from the impact of the COVID-19 pandemic for our segments and the contribution of acquisitions.

The following table sets forth a reconciliation of operating income to adjusted operating income:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Operating income	$2,147	$841	$4,789	$1,330
Amortization of intangible assets	487	293	996	544
Stock-based compensation	728	30	768	54
Cost recognized on sale of acquired inventory	92	291	263	505
Adjusted operating income	$3,454	$1,455	$6,816	$2,433

Results of Operations – Logistics – Three and Six Months Ended March 31, 2022 and 2021

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include arrangement of freight forwarding by air, ocean and ground, customs entry filing, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
(in thousands)
Revenue	$75,073	$24,373	$152,629	$46,633
Forwarding expenses	62,281	20,250	127,891	38,645
Gross Profit	12,792	4,123	24,738	7,988
Gross profit margin	17.0%	16.9%	16.2%	17.1%
Selling, general & administrative	10,066	3,743	19,415	7,117
Income from operations	$2,726	$380	$5,323	$871

Revenue

Total revenue for the three months ended March 31, 2022 was $75,073 as compared to $24,373 for the three months ended March 31, 2021, an increase of $50,700 or 208%. Of the increase in revenue, one acquisition accounted for $25,017 of additional revenue compared to the prior year period and $25,683 represented organic growth primarily due to the rise in transportation rates as a result of capacity issues globally.

Total revenue for the six months ended March 31, 2022 was $152,629 as compared to $46,633 for the six months ended March 31, 2021, an increase of $105,996 or 227%. Of the increase in revenue, two acquisitions accounted for $49,353 of additional revenue compared to the prior year period and $56,643 represented organic growth primarily due to the rise in transportation rates as a result of capacity issues globally.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $12,792, an increase of $8,669, or 210%, as compared to $4,123 for the three months ended March 31, 2021. One acquisition accounted for $6,337 of additional gross profit compared to the prior year period. A recovery in business accounted for the balance of the gross profit increase compared with the depressed levels in the prior fiscal year and drove organic gross profit growth of 57%. Gross margin as a percentage of revenue increased to 17.0% for the three months ended March 31, 2022, compared to 16.9% for the prior year period, due to higher gross profit margins at an acquired business partially offset by lower gross profit margins due to the increase in transportation rates.

Gross profit for the six months ended March 31, 2022 was $24,738, an increase of $16,750, or 209.7%, as compared to $7,988 for the six months ended March 31, 2021. This increase was mainly the result of increased revenue from two acquisitions and organic growth in our base business due to a global economic recovery from the impact of the COVID-19 pandemic. Gross profit as a percentage of revenue decreased to 16.2% compared to 17.1% for the prior year period due to the increase in transportation rates versus the prior year period partially offset by higher gross profit margins at an acquired business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 were $10,066, as compared to $3,743 for the three months ended March 31, 2021. This increase of $6,323, or 169%, was mainly due to additional expenses from an acquired business. As a percentage of revenue, selling, general and administrative expenses were 13.4% and 15.4% of revenue for the three months ended March 31, 2022 and 2021, respectively. The decline in selling, general and administrative expenses as a percentage of revenue largely reflected the rise in transportation rates as a result of capacity issues globally and favorable operating leverage due to strong organic growth.

Selling, general and administrative expenses for the six months ended March 31, 2022 were $19,415, as compared to $7,117 for the six months ended March 31, 2021. This increase of $12,298, or 173%, was mainly due to additional expenses from acquired businesses. As a percentage of revenue, selling, general and administrative expenses were 12.7% and 15.3% of revenue for the six months ended March 31, 2022 and 2021, respectively. The decline in selling, general and administrative expenses as a percentage of revenue largely reflected the rise in transportation rates as a result of capacity issues globally and favorable operating leverage due to strong organic growth.

Income from Operations

Income from operations increased to $2,726 for the three months ended March 31, 2022, as compared to income from operations of $380 for the three months ended March 31, 2021, an increase of $2,346. Income from operations increased as a result of the economic recovery from the impact of the COVID-19 pandemic compared to the prior year period and contributions from an acquisition. Operating margin as a percentage of gross profit for the three months ended March 31, 2022 was 21.3% compared to 9.2% in the prior year period largely due to operating leverage from significantly higher gross profit as business recovered compared with the depressed levels in the prior year period.

Income from operations increased to $5,323 for the six months ended March 31, 2022, as compared to $871 for the six months ended March 31, 2021, an increase of $4,452, or 511%. Income from operations increased during the six months ended March 31, 2022 as a result of contributions from two acquisitions relative to the prior year period. Our operating margin as a percentage of gross profit for the six months ended March 31, 2022 was 21.5% compared to 10.9% in the prior year period largely due to operating leverage from significantly higher gross profit as business recovered compared with the depressed levels in the prior year period.

Results of Operations – Life Sciences – Three and Six Months Ended March 31, 2022 and 2021

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Life Sciences – Selected Financial Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
(in thousands)
Revenue	$3,275	$3,240	$6,519	$5,589
Cost of sales	775	889	1,605	1,431
Cost recognized upon sales of acquired inventory	92	291	263	505
Gross profit	2,408	2,060	4,651	3,653
Gross profit margin	73.5%	63.6%	71.3%	65.4%
Selling, general and administrative	1,283	1,213	2,533	2,189
Income from Operations	$1,125	$847	$2,118	$1,464

Revenue

Total revenue was $3,275 and $3,240 for the three months ended March 31, 2022 and 2021, respectively, an increase of $35 or 1.1% comparable to prior year. Total revenue was $6,519 and $5,589 for the six months ended March 31, 2022 and 2021, respectively, an increase of $930 or 16.6%. Of the $930 increase in revenue, $523 or 9.3% represented organic growth as the Life Sciences business experienced a recovery from the impact of the COVID-19 pandemic with the balance of growth from an acquisition, as well as the introduction of new products and services.

Gross Profit

Gross profit was $2,408 and $2,060 for the three months ended March 31, 2022 and 2021, respectively, an increase of $348 or 16.9%. During the three months ended March 31, 2022 and 2021, gross profit margin was 73.5% and 63.6%, respectively, as cost recognized upon sale of acquired inventory declined and product mix improved.

Gross profit was $4,651 and $3,653 for the six months ended March 31, 2022 and 2021, respectively, an increase of $998 or 27.3%. In the six months ended March 31, 2022 and 2021, the Life Sciences segment had a gross profit margin of 71.3% and 65.4%, respectively. Gross profit margin for both periods increased in line with revenue with consistent contributions from an acquisition and as cost recognized upon the sale of acquired inventory delivered.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,283 and $1,213 for the three months ended March 31, 2022 and 2021, respectively. Selling, general and administrative expenses were $2,533 and $2,189 for the six months ended March 31, 2022 and 2021, respectively. The year-over-year increases for both periods was largely due to an acquired business.

Income from Operations

Income from operations for the three months ended March 31, 2022 and 2021 was $1,125 and $847, respectively, an increase of $278 or 32.8%. Income from operations for the six months ended March 31, 2022 and 2021 was $2,118 and $1,464, respectively, an increase of $654 or 44.7%, largely due to positive operating leverage from the increase in revenue as a result of the recovery from the impact of the COVID-19 pandemic experienced in the prior fiscal year and, lower cost recognized on acquired inventory and to a lesser extent, a contribution from an acquisition.

Results of Operations - Manufacturing – Three and Six Months Ended March 31, 2022 and 2021

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
(in thousands)
Revenue	$2,503	$2,529	$5,017	$4,398
Cost of sales	1,194	1,163	2,408	2,041
Gross profit	1,309	1,366	2,609	2,357
Gross profit margin	52.3%	54.0%	52.0%	53.6%
Selling, general and administrative	765	683	1,494	1,325
Income from Operations	$544	$683	$1,115	$1,032

Revenue

Total revenue was $2,503 and $2,529 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $26. Total revenue was $5,017 and $4,398 for the six months ended March 31, 2022 and 2021, respectively, an increase of $619, or 14.1%. The increase in revenue for the six months ended March 31, 2022 reflected a broad increase across the business relative to the COVID-19 related slowdown in the prior year period.

Gross Profit

Gross profit was $1,309 and $1,366 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $57, or 4.2%. Gross profit margin for the three months ended March 31, 2022 and 2021 was 52.3% and 54.0%, respectively. Gross profit was $2,609 and $2,357 for the six months ended March 31, 2022 and 2021, respectively, an increase of $252, or 10.7%. Gross profit margin for the six months ended March 31, 2022 and 2021 was 52.0% and 53.6%, respectively. The year-over-year decrease in gross profit margin was generally due to the mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $765 and $683 for the three months ended March 31, 2022 and 2021, respectively, an increase of $82 or 12.0%. Selling, general and administrative expenses were $1,494 and $1,325 for the six months ended March 31, 2022 and 2021, respectively, an increase of $169 or 12.8%. The increase in expenses relative to revenue for the three- and six-month periods reflect the mix of business.

Income from Operations

Income from operations was $544 for the three months ended March 31, 2022 compared to $683 for the three months ended March 31, 2021, representing a 20.4% decrease from the prior year period due to favorable order timing in the prior year period. Income from operations was $1,115 for the six months ended March 31, 2022 compared to $1,032 for the six months ended March 31, 2021, representing an 8% increase from the prior year period. The increase was due to favorable operating leverage as revenue recovered from the impact of the COVID-19 pandemic.

Results of Operations – Corporate and Other – Three and Six Months Ended March 31, 2022 and 2021

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Total income from operating segments	$4,395	$1,910	$8,556	$3,367
Corporate expenses	(1,033)	(764)	(2,003)	(1,471)
Amortization expense	(487)	(293)	(996)	(544)
Stock-based compensation	(728)	(12)	(768)	(22)
Total Corporate expenses	(2,248)	(1,069)	(3,767)	(2,037)
Interest expense	(269)	(158)	(548)	(277)
Gain on Paycheck Protection Program loan forgiveness	-	135	-	135
Net income before taxes	1,878	818	4,241	1,188
Income tax expense	(605)	(222)	(1,280)	(337)
Net income	1,273	596	2,961	851
Preferred stock dividends	(233)	(195)	(444)	(369)
Non-controlling interest dividends	(61)	-	(61)	-
Net Income Available to Common Stockholders	$979	$401	$2,456	$482

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $1,179 or 110%, to $2,248 in the three months ended March 31, 2022 as compared to $1,069 for the three months ended March 31, 2021. Total Corporate expenses increased by $1,730 or 84.9%, to $3,767 for the six months ended March 31, 2022 as compared to $2,037 for the six months ended March 31, 2021. The increase in both periods was due primarily to stock-based compensation related to restricted stock issuance with immediate vesting, higher accounting related professional expense, increased merger and acquisition expenses and increases in amortization of intangible expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $111 or 70.3%, to $269 for the three months ended March 31, 2022 from $158 for the three months ended March 31, 2021. Interest expense for the consolidated company increased by $271 or 97.8%, to $548 for the six months ended March 31, 2022 from $277 for the six months ended March 31, 2021.  The increase in both periods was primarily due to higher average debt balances to support our acquisition efforts and higher working capital within Logistics to support business growth.

Income Taxes Expense

On a consolidated basis, the Company recorded an income tax expense of $605 for the three months ended March 31, 2022, as compared to an income tax expense of $222 for the three months ended March 31, 2021. On a consolidated basis, the Company recorded an income tax expense of $1,280 for the six months ended March 31, 2022, as compared to an income tax expense of $337 for the six months ended March 31, 2021. The increase in expense for both periods was primarily due to an increase in pretax income.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”). For the three months ended March 31, 2022 and 2021, preferred stock dividends were $233 and $195, respectively, representing an increase of $38, or 19.5%.

For the six months ended March 31, 2022 and 2021, preferred stock dividends were $444 and $369, respectively, representing an increase of $75, or 20.3%. The increase in preferred stock dividends was the result of a higher number of shares of Series C Stock outstanding through March 31, 2022 and an increase in dividend rate as of January 1, 2022 to 9%.  The Company purchased $6,000 of Series C Stock on March 31, 2022 and lowered the annual dividend rate from 9% to 5%.

Net Income

Net income was $1,273, or $1.23 per diluted share, for the three months ended March 31, 2022 compared to net income of $596 or $0.61 per diluted share, for the three months ended March 31, 2021.

Net income was $2,961, or $2.89 per diluted share, for the six months ended March 31, 2022 compared to net income of $851, or $0.87 per diluted share, for the six months ended March 31, 2021. The increase for both periods was primarily due to higher revenues and gross profit, partially offset by higher selling, general and administrative expenses across our operating segments and at Corporate.

Income Available to Common Stockholders

Income available to holders of Common Stock was $979, or $0.95 per diluted share, for the three months ended March 31, 2022 compared to income available to holders of Common Stock of $401, or $0.41 per diluted share, for the three months ended March 31, 2021.

Income available to holders of Common Stock was $2,456, or $2.40 per diluted share, for the six months ended March 31, 2022 compared to income available to holders of Common Stock of $482, or $0.49 per diluted share, for the six months ended March 31, 2021. The increase in net income for both periods was primarily due to higher revenues, partially offset by higher selling, general and administrative expenses across our businesses and Corporate in both periods and an increase in the dividend rate with respect to the Series C Stock as of January 1, 2021 to 8%.

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

Our cash flow performance for the 2022 fiscal year may not necessarily be indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities was $5,991 for the six months ended March 31, 2022, versus $714 provided by operating activities for the six months ended March 31, 2021. The increase in cash provided by operations for the six months ended March 31, 2022 compared to the prior year period was driven principally by higher profits and lower net working capital at our Logistics segment.

Cash flows from investing activities

Net cash used in investing activities totaled $382 for the six months ended March 31, 2022, versus $2,959 for six months ended March 31, 2021. We used $270 for the acquisition of property and equipment for the six months ended March 31, 2022 compared to $2,874 for the acquisition of two businesses and $85 for the acquisition of property and equipment for the six months ended March 31, 2021.

Cash flows from financing activities

Net cash used in financing activities was $8,409 for the six months ended March 31, 2022, versus net cash provided by financing activities of $2,405 for the six months ended March 31, 2021. Net cash used in financing activities for the six months ended March 31, 2022 primarily included repayment of funds from our line of credit, repurchase of Series C Stock and dividends paid to holders of Series C Stock, repayment of funds from our term loan and notes payable related party, partially offset by proceeds from stock option exercises. Net cash provided financing activities for the six months ended March 31, 2021 primarily included funds from our line of credit partially offset by repayments of term loans.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of ELFS from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. ELFS, which the Company acquired on September 21, 2021, constituted 16 percent of the Company’s total assets and 41 percent of income before income taxes of the Company as of and for the quarter ended December 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

As referenced above, the Company acquired ELFS on September 21, 2021. The Company is in the process of reviewing the internal control structure of ELFS and, if necessary, will make appropriate changes as it integrates ELFS into the Company’s overall internal control over financial reporting process.  Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the six months ended March 31, 2022. In addition, there were no shares of Common Stock purchased by us during the six months ended March 31, 2022.

ITEM 6.	EXHIBIT INDEX

3.1	The Company’s Certificate, Amendment or Withdrawal of Designation pursuant to NRS 78.1955 with respect to Series C Cumulative Preferred Stock
3.2	The Company’s Certificate, Amendment or Withdrawal of Designation pursuant to NRS 78.1955 with respect to Series B Convertible Preferred Stock
10.1	First Amendment to Amended and Restated Loan and Security Agreement between (filed herewith)
10.2	Form letter purchase agreement, dated March 31, 2022, between the Company and holders of Series C Stock (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)
32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 for the three and six months ended March 31, 2022 and 2021 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2022	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2022	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary