Form 10-Q
period 2022-06-30
JANEL CORP
filed 2022-08-05
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 5, 2022 was 1,070,218.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended June 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	September 30, 2021
ASSETS
Current Assets:
Cash	$3,836	$6,234
Accounts receivable, net of allowance for doubtful accounts	61,984	52,312
Inventory, net	4,133	3,227
Prepaid expenses and other current assets	3,726	3,002
Total current assets	73,679	64,775
Property and Equipment, net	5,103	4,977
Other Assets:
Intangible assets, net	22,689	24,173
Goodwill	18,598	18,486
Operating lease right of use asset	5,505	2,936
Security deposits and other long-term assets	532	577
Total other assets	47,324	46,172
Total assets	$126,106	$115,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$22,920	$29,637
Accounts payable – trade	47,585	37,243
Accrued expenses and other current liabilities	8,276	6,311
Dividends payable	1,673	2,427
Current portion of earnout	1,054	1,054
Current portion of deferred acquisition payments	192	188
Current portion of subordinated promissory note-related party	450	550
Current portion of long-term debt	874	868
Current portion of operating lease liabilities	1,623	1,281
Total current liabilities	84,647	79,559
Other Liabilities:
Long-term debt	4,017	4,744
Long-term portion of earnout	2,546	2,546
Subordinated promissory notes-related party	5,475	5,525
Long-term portion of deferred acquisition payments	187	183
Mandatorily redeemable non-controlling interest	841	783
Deferred income taxes	2,114	2,299
Long-term operating lease liabilities	4,047	1,751
Other liabilities	371	415
Total other liabilities	19,598	18,246
Total liabilities	104,245	97,805
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and 31 shares issued and outstanding as of September 30, 2021	—	—
Series C 30,000 shares authorized and 11,368 and 20,960 shares issued and outstanding at June 30, 2022 and September 30, 2021, liquidation value of $7,357 and $12,907 at June 30, 2022 and September 30, 2021, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,077,718 issued and 1,057,718 outstanding as of June 30, 2022 and 962,207 issued and 942,207 outstanding as of September 30, 2021	1	1
Paid-in capital	13,461	14,838
Common Treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	8,639	3,520
Total stockholders’ equity	21,861	18,119
Total liabilities and stockholders’ equity	$126,106	$115,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	$78,984	$34,826	$243,149	$91,446
Forwarding expenses and cost of revenues	61,819	26,058	193,986	68,680
Gross profit	17,165	8,768	49,163	22,766
Cost and Expenses:
Selling, general and administrative	13,505	7,158	39,718	19,282
Amortization of intangible assets	489	288	1,485	832
Total Costs and Expenses	13,994	7,446	41,203	20,114
Income from Operations	3,171	1,322	7,960	2,652
Other Items:
Interest expense	(299)	(141)	(847)	(418)
Gain on Paycheck Protection Program loan forgiveness	—	—	—	135
Income Before Income Taxes	2,872	1,181	7,113	2,369
Income tax expense	(714)	(311)	(1,994)	(648)
Net Income	2,158	870	5,119	1,721
Preferred stock dividends	(71)	(197)	(515)	(566)
Non-controlling interest dividends	—	—	(61)	—
Net Income Available to Common Stockholders	$2,087	$673	$4,543	$1,155

Net income per share
Basic	$2.04	$0.93	$5.13	$1.84
Diluted	$1.93	$0.88	$4.85	$1.75
Net income per share attributable to common stockholders:
Basic	$1.97	$0.73	$4.56	$1.24
Diluted	$1.87	$0.68	$4.31	$1.17
Weighted average number of shares outstanding:
Basic	1,057.7	939.6	996.9	937.2
Diluted	1,116.6	994.8	1,055.0	981.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2021	20,991	—	962,207	$1	$14,838	20,000	$(240)	$3,520	$18,119
Net Income	—	—	—	—	—	—	—	1,688	1,688
Dividends to preferred stockholders	—	—	—	—	(211)	—	—	—	(211)
Stock-based compensation	—	—	—	—	29	—	—	—	29
Stock option exercise	—	—	17,500	—	85	—	—	—	85
Balance - December 31, 2021	20,991	—	979,707	1	14,741	20,000	(240)	5,208	19,710
Net Income	—	—	—	—	—	—	—	1,273	1,273
Dividends to preferred stockholders	—	—	—	—	(233)	—	—	—	(233)
Dividends to non-controlling interest	—	—	—	—	(61)	—	—	—	(61)
Preferred C shares purchased	(4,687)	—	—	—	(1,731)	—	—	—	(1,731)
Preferred C shares converted	(4,905)	—	65,205	—	—	—	—	—	—
Preferred B shares converted	(31)	—	306	—	—	—	—	—	—
Stock based compensation	—	—	15,000	—	718	—	—	—	718
Stock options exercise	—	—	17,500	—	76	—	—	—	76
Balance - March 31, 2022	11,368	$—	1,077,718	$1	$13,510	20,000	$(240)	$6,481	$19,752
Net Income	—	—	—	—	—	—	—	2,158	2,158
Dividends to preferred stockholders	—	—	—	—	(71)	—	—	—	(71)
Stock based compensation	—	—	—	—	22	—	—	—	22
Balance – June 30, 2022	11,368	$—	1,077,718	$1	$13,461	20,000	$(240)	$8,639	$21,861

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2020	19,791	—	918,652	$1	$14,604	20,000	$(240)	$(1,683)	$12,682
Net Income	—	—	—	—	—	—	—	255	255
Dividends to preferred stockholders	—	—	—	—	(174)	—	—	—	(174)
Stock-based compensation	—	—	—	—	10	—	—	—	10
Stock options exercise	—	—	2,502	—	21	—	—	—	21
Balance - December 31, 2020	19,791	—	921,154	1	14,461	20,000	(240)	(1,428)	12,794
Net Income	—	—	—	—	—	—	—	596	596
Dividends to preferred stockholders	—	—	—	—	(195)	—	—	—	(195)
Stock based compensation	—	—	—	—	12	—	—	—	12
Balance - March 31, 2021	19,791	$—	921,154	$1	$14,278	20,000	$(240)	$(832)	$13,207
Net Income	—	—	—	—	—	—	—	870	870
Dividends to preferred stockholders	—	—	—	—	(197)	—	—	—	(197)
Stock based compensation	—	—	—	—	13	—	—	—	13
Stock options exercise	—	—	6,053	—	25	—	—	—	25
Balance – June 30, 2021	19,791	$—	927,207	$1	$14,119	20,000	$(240)	$38	$13,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$5,119	$1,721
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) uncollectible accounts	354	(22)
Depreciation	351	265
Deferred income tax provision	(185)	488
Amortization of intangible assets	1,485	832
Amortization of acquired inventory valuation	393	732
Amortization of loan costs	7	7
Stock-based compensation	800	85
Gain on Paycheck Protection Program loan forgiveness	—	(135)
Changes in fair value of mandatorily redeemable noncontrolling interest	58	86
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,026)	(6,558)
Inventory	(1,299)	(319)
Prepaid expenses and other current assets	(724)	(205)
Security deposits and other long-term assets	44	6
Accounts payable and accrued expenses	12,275	3,144
Other liabilities	26	12
Net cash provided by operating activities	8,678	139
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(477)	(127)
Acquisitions	(112)	(2,874)
Net cash (used in) investing activities	(589)	(3,001)
Cash Flows From Financing Activities:
Repayments of term loan	(728)	(1,333)
Proceeds from stock options exercise	161	46
Line of credit, (payments) proceeds, net	(6,717)	4,539
Repayment of subordinated promissory notes	(142)	(813)
Dividends paid to minority shareholders	(61)	—
Dividends paid to preferred stockholders	(657)	—
Repurchase of Series C Preferred Stock	(2,343)	—
Net cash (used in) provided by financing activities	(10,487)	2,439
Net (decrease) in cash	(2,398)	(423)
Cash at beginning of the period	6,234	3,349
Cash at end of period	$3,836	$2,926

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$597	$361
Income taxes	$1,261	$38
Non-cash operating activities:
Gain on Paycheck Protection Program loan forgiveness	$—	$135
Non-cash investing activities:
Purchase price adjustments-ELFS	$112	—
Due to seller 338 election	—	$30
Subordinated promissory notes of ICT	$—	$1,760
Non-cash financing activities:
Dividends declared to preferred stockholders	$515	$566

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In the Logistics segment, the Company disaggregates its revenues by its five primary service categories: ocean freight, trucking, air freight, customs brokerage, and other. A summary of the Company’s revenues disaggregated by major service lines for the three and nine months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Nine Months Ended June 30,	Nine Months Ended June 30,
	2022	2021	2022	2021
Service Type
Ocean freight	$28,633	$13,082	$93,794	$33,556
Trucking	24,920	5,051	70,234	14,104
Air freight	13,716	7,735	40,653	18,808
Other	3,619	25	12,064	83
Customs brokerage	2,796	3,476	9,568	9,451
Total	$73,684	$29,369	$226,313	$76,002

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

Fiscal 2021 Acquisition

Logistics

On September 21, 2021, the Company completed the acquisition of all of the membership interests of Expedited Logistics and Freight Services, LLC (“ELFS”) and ELFS Brokerage LLC, a wholly-owned subsidiary of ELFS.  The purchase price for the membership interests was $19,000, subject to certain closing adjustments as set forth in the related purchase agreement.  Further earnout payments in an amount not anticipated to exceed $4,500 will be due to the former members of ELFS based on the operating profit earned by ELFS.  Upon the closing of the transaction, the former members of ELFS were paid $13,000 in cash and were issued an aggregate amount of $6,000 in subordinated promissory notes. Refer to Note 7 to the Condensed Consolidated Financial Statements for ELFS subordinated promissory notes information.

The ELFS acquisition was funded with cash provided by normal operations, borrowings under the Amended Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) dated September 21, 2021, as well as subordinated promissory notes issued to the former members of ELFS. This acquisition was completed to expand our product offerings in our Logistics segment. The preliminary fair value of the consideration transferred of $21,437 was valued as of the date of the acquisition as follows: cash - $13,000; earnout payments - $3,600; and subordinated promissory notes - $4,837 (preliminary net of working capital adjustment of $1,163).  In March 2022, the fair value of the consideration transferred was adjusted to $21,700, and the fair value of the subordinated promissory notes was adjusted to $5,100, in each case due to a change in the net working capital adjustment of $263.

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and nine months ended June 30, 2021 assuming the acquisition of ELFS was made on October 1, 2020. The pro forma unaudited condensed consolidated results give effect to, among other things, amortization of intangible assets and interest expense on acquisition-related debt.

The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

(in thousands, except per share data)	Three Months ended June 30, 2021	Nine Months ended June 30, 2021
Revenue	$54,207	$146,098
Income from Operations	$2,263	$4,313
Net Income	$1,046	$2,658
Net Income Available to Common Stockholders	$849	$2,092
Net Income per share:
Basic	$1.12	$2.84
Diluted	$1.06	$2.71
Net Income per share attributable to Common Stockholders:
Basic	$0.90	$2.23
Diluted	$0.86	$2.13

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on October 1, 2020, nor are they necessarily indicative of future results.

3.	INVENTORY

Inventories consisted of the following (in thousands):
	June 30, 2022	September 30, 2021
Finished goods	$1,097	$919
Work-in-process	777	968
Raw materials	2,329	1,365
Gross inventory	4,203	3,252
Less – reserve for inventory valuation	(70)	(25)
Inventory net	$4,133	$3,227

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):
	June 30, 2022	September 30, 2021	Life
Customer relationships	$23,482	$23,482	12-24 Years
Trademarks/names	4,490	4,490	1-20 Years
Trademarks/names	521	521	Indefinite
Other	1,149	1,149	2-22 Years
	29,642	29,642
Less: Accumulated Amortization	(6,953)	(5,469)
Intangible assets, net	$22,689	$24,173

The composition of the intangible assets balance at June 30, 2022 and September 30, 2021 is as follows (in thousands):

	June 30, 2022	September 30, 2021
Logistics	$18,174	$18,174
Life Sciences	3,768	3,768
Manufacturing	7,700	7,700
	29,642	29,642
Less: Accumulated Amortization	(6,953)	(5,469)
Intangible assets, net	$22,689	$24,173

Amortization expense for the nine months ended June 30, 2022 and 2021 was $1,485 and $832, respectively.

5.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Logistics, Life Sciences and Manufacturing businesses.

The composition of the goodwill balance at June 30, 2022 and September 30, 2021 was as follows (in thousands):

	June 30, 2022	September 30, 2021
Logistics	$9,175	$9,063
Life Sciences	4,377	4,377
Manufacturing	5,046	5,046
Total	$18,598	$18,486

6.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

The wholly-owned subsidiaries which comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, have a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander with respect to a revolving line of credit facility (the “Santander Facility”). The Santander Loan Agreement was amended on March 31, 2022 to provide for, among other changes, certain updates: (i) the maximum revolving facility amount available was increased from $30,000 to $31,500 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement) ; (ii) the LIBOR basis on which interest under the Santander Loan Agreement was calculated under certain circumstances was changed to the Secured Overnight Financing Rate (“SOFR”); (iii) a one-time increase from $1,000 to $3,000 in the amount the Company was permitted to distribute to holders of the Company’s Series C Stock if specified conditions are met; and (iv) the amount of indebtedness of the Company’s Antibodies Incorporated subsidiary which the Company was permitted to guaranty was increased from $2,920 to $5,000. The Santander Loan Agreement matures on September 21, 2026.  Interest accrues on the Santander Facility at an annual rate equal to the one-month SOFR plus 2.75%. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants. As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

At June 30, 2022, outstanding borrowings under the Santander Facility were $22,920, representing 89.0% of the $31,500 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 3.16%.

At September 30, 2021, outstanding borrowings under the Santander Facility were $29,637, representing 98.8% of the $30,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 3.00%.

 The Company was in compliance with the covenants defined in the Santander Loan Agreement at both June 30, 2022 and September 30, 2021.

(B)	First Merchants Bank Credit Facility

Indco has a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank with respect to a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan and a $680 mortgage loan (together, the “First Merchant Facility”).  Interest accrues on the term loan at an annual rate equal to the one-month LIBOR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1) or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1). Interest accrues on the revolving loan at an annual rate equal to the one-month LIBOR plus 2.75%. Interest accrues on the mortgage loan at an annual rate of 4.19%. Indco’s obligations under the First Merchants Facility are secured by all of Indco’s real property and other assets, and are guaranteed by the Company. Additionally, the Company’s guarantee of Indco’s obligations is secured by a pledge of the Company’s Indco shares.

The term loan and revolving loan portions of the First Merchants Facility will expire on August 30, 2024, and the mortgage loan will mature on July 1, 2025 (subject to earlier termination as provided in the First Merchants Credit Agreement), unless renewed or extended.

 As of June 30, 2022, there were no outstanding borrowings under the revolving loan, $2,131 of borrowings under the term loan, and $637 of borrowings under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 3.87% and 4.19%, respectively.

As of September 30, 2021, there were no outstanding borrowings under the revolving loan, $2,713 of borrowings under the term loan, and $655 of borrowings under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 2.83% and 4.19%, respectively.

Indco was in compliance with the covenants defined in the First Merchants Credit Agreement at both June 30, 2022 and September 30, 2021.

(in thousands)	June 30, 2022	September 30, 2021
Total Debt*	$2,768	$3,368
Less Current Portion	(809)	(809)
Long Term Portion	$1,959	$2,559

*
Note: Payment under the First Merchants Credit Agreement term loan is due in monthly installments of $65 plus monthly interest, at LIBOR plus 2.75% to 3.5% per annum, and payment under the First Merchants Credit Agreement mortgage loan is due in monthly installments of $4.

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

In addition, Antibodies has a $750 revolving credit facility with First Northern which currently bears interest at the annual rate of Prime plus 325 basis points (currently 4.18%) and matures on November 5, 2022 (the “First Northern Revolving Loan”) and is collateralized by real property owned by Antibodies and guaranteed by the Company. There were no outstanding borrowings on the revolving credit facility as of June 30, 2022 or September 30, 2021.

Antibodies also has two separate business loan agreements with First Northern: a $125 term loan in connection with the expansion of solar generation capacity on the Antibodies property (“First Northern Solar Loan”) bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with the expansion of generator capacity on the Antibodies property (“Generator Loan”) bearing interest at the annual rate of 4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan as of June 30, 2022 or September 30, 2021.

As of June 30, 2022, the total amount outstanding under the First Northern Term Loan was $2,098, of which $2,041 is included in long-term debt and $57 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2021, the total amount outstanding under the First Northern Term Loan was $2,139, of which $2,084 is included in long-term debt and $55 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of June 30, 2022, the total amount outstanding under the First Northern Solar Loan was $25, of which $17 is included in long-term debt, and $8 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.
As of September 30, 2021, the total amount outstanding under the First Northern Solar Loan was $105, of which $101 is included in long-term debt and $4 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

The Company was in compliance with the covenants defined in the First Northern Loan Agreement at June 30, 2022 and September 30, 2021.

(in thousands)	June 30, 2022	September 30, 2021
Total Debt*	$2,123	$2,244
Less Current Portion	(65)	(59)
Long Term Portion	$2,058	$2,185

*	Long-term debt under the First Northern Loan Agreement is due in monthly installments of $12 plus monthly interest, at 4.18% per annum for five years.

7.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

Aves Labs, Inc., a wholly-owned subsidiary of the Company, is the obligor on a fixed 0.5% subordinated promissory note in the amount of $1,850 (the “ICT Subordinated Promissory Note”) issued to the former owner of ImmunoChemistry Technologies, LLC (“ICT”), in connection with a business combination whereby the Company acquired all of the membership interests of ICT.  The ICT Subordinated Promissory Note is payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021, matures on December 4, 2024, and may be prepaid, in whole or in part, without premium or penalty.

The ICT Subordinated Promissory Note is guaranteed by the Company and is secured by the Company’s membership interests in ICT. The ICT Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to the Santander Bank Facility, First Merchants Facility and the First Northern Bank of Dixon.

As of June 30, 2022, the amount outstanding under the ICT Subordinated Promissory Note was $825, of which $450 is included in the current portion of subordinated promissory notes and $375 is included in the long-term portion of subordinated promissory notes.

As of September 30, 2021, the amount outstanding under the ICT Subordinated Promissory Note was $1,237, of which $550 is included in the current portion of subordinated promissory notes and $687 is included in the long-term portion of subordinated promissory notes.

Janel Group, Inc. (“Janel Group”), a wholly-owned subsidiary of the Company, is the obligor on four fixed 4% subordinated promissory notes totaling $6,000 in the aggregate (together, the “ELFS Subordinated Promissory Notes”), payable to certain former shareholders of ELFS.  All of the ELFS Subordinated Promissory Notes are guaranteed by the Company and are subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the Santander Bank Facility and the First Merchants Facility. The ELFS Subordinated Promissory Notes are payable in twelve equal consecutive quarterly installments of principal together with accrued interest.  Beginning October 15, 2021 and on the same day of the next eight consecutive calendar quarters, thereafter payment of accrued interest and unpaid interest is due to the former shareholders.  Beginning October 15, 2023 and on the same day of the next twelve consecutive calendar quarters, thereafter payment of principal together with accrued interest and unpaid interest is due to the former shareholders. As of June 30, 2022, the principal amount of the ELFS Subordinated Promissory Notes was adjusted to $5,100 due to a revised working capital adjustment of $900.

As of June 30, 2022 and September 30, 2021, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100 and $4,838, respectively, and was included in the long-term portion of subordinated promissory notes.

(in thousands)	June 30, 2022	September 30, 2021
Total subordinated promissory notes	$5,925	$6,075
Less current portion of subordinated promissory notes	(450)	(550)
Long term portion of subordinated promissory notes	$5,475	$5,525

8.	STOCKHOLDERS’ EQUITY

(A)	Preferred Stock

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s $0.001 par value common stock (“Common Stock”) at any time on a one-share (of Series B Stock) for ten-shares (of Common Stock) basis. On March 31, 2022, the Company, on behalf of two holders, converted the remaining 30.6 shares of Series B Stock into 306 shares of the Company’s Common Stock. On March 31, 2022, the Company submitted for filing to the Nevada Secretary of State a Certificate, Amendment or Withdrawal of Designation withdrawing the Company’s Series B Convertible Preferred Stock from the Company’s Articles of Incorporation. As of June 30, 2022, the Company had no shares of Series B Stock outstanding.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s Board of Directors, and will increase by 1% beginning on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of June 30, 2022 was 5%.

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

Total stock-based compensation for the nine months ended June 30, 2022 and 2021 amounted to $800 and $85, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Nine Months Ended June 30, 2022
Risk-free interest rate	1.10%
Expected option term in years	5.5-6.5
Expected volatility	100.3% - 110.3%
Dividend yield	—%
Weighted average grant date fair value	$5.57 - $6.66

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2021	98,994	$5.93	4.5	$1,689.38
Granted	10,000	$23.00	9.3	$—
Exercised	(35,000)	$4.60	—	$—
Outstanding balance at June 30, 2022	73,994	$8.87	5.1	$2,303.14
Exercisable at June 30, 2022	56,498	$6.36	4.0	$1,900.74

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at June 30, 2022 of $40 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2022, there was approximately $155 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of less than one year.

Liability classified share-based awards

During the nine months ended June 30, 2022, 7,018 options were granted and 10,372 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Nine Months Ended June 30, 2022
Risk-free interest rate	1.10%
Expected option term in years	5.5-6.5
Expected volatility	39%
Dividend yield	—%
Weighted average grant date fair value	$17.16

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2021	38,961	$10.28	6.62	$78.16
Granted	7,018	$17.16	9.25	$—
Exercised	(10,372)	$8.30	—	$—
Outstanding balance at June 30, 2022	35,607	$12.22	7.02	$175.98
Exercisable at June 30, 2022	21,663	$10.72	6.00	$139.47

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at June 30, 2022 of $17.16 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $300 and $361 as of June 30, 2022 and September 30, 2021, respectively, and is included in other liabilities in the condensed consolidated financial statements. The compensation cost related to these options was approximately $31 and $50 for the nine months ended June 30, 2022 and 2021, respectively.

The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

On December 13, 2021, two minority owners of Indco exercised 7,000 and 3,372 options to purchase Indco’s common stock at an exercise price of $6.48 and $12.07 for an aggregate purchase price of $45 and $41, respectively. Indco issued related party promissory notes in the amount of $45 and $41, respectively, which bear interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2024. These notes are included in security deposits and other long-term assets. The fair value of the 7,000 and 3,372 shares of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. On December 13, 2021, Indco repurchased 7,000 shares of Indco’s stock at a purchase price of $17.16 per share from a minority owner of Indco for the aggregate purchase price of $120. The fair value of the repurchased 7,000 shares of Indco’s common stock was recorded as a decrease in mandatorily redeemable non-controlling interest. As a result of the exercise of 10,372 options and the repurchase of 7,000 shares of Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 9.77% as of June 30, 2022.

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

As of June 30, 2022, there was approximately $49 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

(B)	Restricted Stock
On March 30, 2022, the Board of Directors of the Company approved an equity grant of 15,000 shares of Common Stock as a Restricted Stock Award to an employee of the Company pursuant to the Company’s Amended Plan, vesting immediately. The compensation cost related to this award was approximately $705 for the nine-month period ended June 30, 2022 and was included in selling, general and administrative expense in the Company’s statements of operations.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and nine months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Income:
Net income	$2,158	$870	$5,119	$1,721
Preferred stock dividends	(71)	(197)	(515)	(566)
Non-controlling interest dividends	—	—	(61)	—
Net Income available to common stockholders	$2,087	$673	$4,543	$1,155

Common Shares:
Basic - weighted average common shares	1,057.7	939.6	996.9	937.2
Effect of dilutive securities:
Stock options	58.9	54.9	58.0	44.3
Convertible preferred stock	—	0.3	0.1	0.3
Diluted - weighted average common stock	1,116.6	994.8	1,055.0	981.8

Income per Common Share:
Basic -
Net income	$2.04	$0.93	$5.13	$1.84
Preferred stock dividends	(0.07)	(0.20)	(0.51)	(0.60)
Non-controlling interest dividends	—	—	(0.06)	—
Net Income available to common stockholders	$1.97	$0.73	$4.56	$1.24

Diluted -
Net income	$1.93	$0.88	$4.85	$1.75
Preferred stock dividends	(0.06)	(0.20)	(0.48)	(0.58)
Non-controlling interest dividends	—	—	(0.06)	—
Net income available to common stockholders	$1.87	$0.68	$4.31	$1.17

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were no anti-dilutive shares for the nine-month period ended June 30, 2022 and 44,386 anti-dilutive shares for the nine-month period ended June 30, 2021.

11.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three and nine-month periods ended June 30, 2022 and 2021 is as follows (in thousands):

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Nine Months Ended June 30, 2022	For the Nine Months Ended June 30, 2021
Federal taxes at statutory rates	$(604)	$(247)	$(1,494)	$(497)
Permanent differences	—	13	—	20
State and local taxes, net of Federal benefit	(110)	(77)	(500)	(171)
Total	$(714)	$(311)	$(1,994)	$(648)

12.	BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics (previously known as Global Logistics Services), Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2022:

For the three months ended June 30, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$78,984	$73,684	$2,738	$2,562	$—
Forwarding expenses and cost of revenues	61,819	59,889	648	1,282	—
Gross profit	17,165	13,795	2,090	1,280	—
Selling, general and administrative	13,505	10,387	1,225	676	1,217
Amortization of intangible assets	489	—	—	—	489
Income (loss) from operations	3,171	3,408	865	604	(1,706)
Interest expense	299	242	31	26	—
Identifiable assets	126,106	67,196	12,137	4,363	42,410
Capital expenditures	$207	$171	$13	$23	$—

For the nine months ended June 30, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$243,149	$226,313	$9,257	$7,579	$—
Forwarding expenses and cost of revenues	193,986	187,780	2,516	3,690	—
Gross profit	49,163	38,533	6,741	3,889	—
Selling, general and administrative	39,718	29,802	3,758	2,170	3,988
Amortization of intangible assets	1,485	—	—	—	1,485
Income (loss) from operations	7,960	8,731	2,983	1,719	(5,473)
Interest expense	847	683	88	76	—
Identifiable assets	126,106	67,196	12,137	4,363	42,410
Capital expenditures	$477	$260	$171	$46	$—

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2021:

For the three months ended June 30, 2021 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$34,826	$29,369	$3,384	$2,073	$—
Forwarding expenses and cost of revenues	26,058	24,173	941	944	—
Gross profit	8,768	5,196	2,443	1,129	—
Selling, general and administrative	7,158	4,523	1,084	682	869
Amortization of intangible assets	288	—	—	—	288
Income (loss) from operations	1,322	673	1,359	447	(1,157)
Interest expense	141	62	34	39	6
Identifiable assets	72,494	26,903	10,366	3,644	31,581
Capital expenditures	$47	$33	$14	$—	$—

For the nine months ended June 30, 2021 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$91,446	$76,002	$8,973	$6,471	$—
Forwarding expenses and cost of revenues	68,680	62,818	2,877	2,985	—
Gross profit	22,766	13,184	6,096	3,486	—
Selling, general and administrative	19,282	11,640	3,273	2,007	2,362
Amortization of intangible assets	832	—	—	—	832
Income (loss) from operations	2,652	1,544	2,823	1,479	(3,194)
Interest expense	418	180	89	129	20
Identifiable assets	72,494	26,903	10,366	3,644	31,581
Capital expenditures	$218	$76	$127	$15	$—

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 3	June 30, 2022	September 30, 2021
Contingent earnout liabilities	$3,600	$3,600
Level 3 Liabilities	$3,600	$3,600

This liability relates to the estimated fair value of earnout payments to former ELFS owners for the earnout period ending June 30, 2022 and September 30, 2021. The current and non-current portions of the fair value of the contingent earnout liability at June 30, 2022 and September 30, 2021 were $1,054 and $2,546, respectively.

Refer to Note 2 to the Condensed Consolidated Financial Statements for information regarding the ELFS acquisition. The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	June 30, 2022	September 30, 2021
Balance beginning of period	$3,600	$—
Fair value of contingent consideration recorded in connection with business combinations	—	3,600
Change in fair value of contingent consideration	—	—
Balance end of period	$3,600	$3,600

14.	LEASES

The Company has operating leases for office and warehouse space in all locations where it conducts business. As of June 30, 2022, the remaining terms of the Company’s operating leases were between one and 76 months, and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three- and nine-month periods ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Operating lease cost	$457	$235	$1,370	$721
Short-term lease cost	123	2	371	14
Total lease cost	$580	$237	$1,741	$735

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of June 30, 2022 were $5,505, $1,623 and $4,047, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2021 were $2,936, $1,281 and $1,751, respectively.

During the nine months ended June 30, 2022, the Company, through its wholly owned subsidiary ELFS, entered into new operating leases and recorded an additional $3,842 in operating lease right of use assets and corresponding lease liabilities.

As of June 30, 2022 and September 30, 2021, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.0 years and 3.13% and 2.9 years and 3.89%, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022 are as follows (in thousands):

2023	$1,620
2024	1,293
2025	1,032
2026	671
2027	626
Thereafter	853
Total undiscounted loan payments	6,095
Less: Imputed interest	(425)
Total lease obligation	$5,670

15.	SUBSEQUENT EVENTS

On July 1, 2022, the Company and Rubicon Technology, Inc. (“Rubicon”) entered into a Stock Purchase and Sale Agreement (the “Rubicon Purchase Agreement”) pursuant to which the Company commenced, on July 13, 2022, a cash tender offer (the “Offer”) to purchase up to 45.0% of the 2,446,652 issued and outstanding shares of Rubicon’s common stock, par value $0.001 (collectively, the “Rubicon Shares”), on a fully-diluted basis, at a price per Rubicon Share of $20.00, subject to the terms and conditions set forth in the Rubicon Purchase Agreement (the “Rubicon Transaction”). The Rubicon Purchase Agreement calls for the Offer to have an initial expiration date of 20 business days following the commencement date of the Offer, which expiration date may be extended by the Company without the consent of Rubicon. The current expiration date of the Offer is August 12, 2022 at midnight, New York City time.

Under the terms of the Rubicon Purchase Agreement, the Company’s obligation to accept for payment and pay for any Rubicon Shares tendered in the Offer and not validly withdrawn is subject to certain conditions set forth in the Rubicon Purchase Agreement, including (i) there being validly tendered and not withdrawn prior to the expiration date that number of Rubicon Shares which represents at least 35.0% of the Rubicon Shares issued and outstanding on a fully diluted basis (the “Minimum Condition”), (ii) the absence of a Company Material Adverse Effect (as defined in the Rubicon Purchase Agreement), (iii) that the purchase of the Rubicon Shares pursuant to the Offer would not result, and not be reasonably likely to result, in a reduction or impairment of the net operating losses of Rubicon under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, and (iv) other conditions set forth in the Rubicon Purchase Agreement.

On July 11, 2022, Janel Group and its wholly-owned subsidiaries, as Borrowers, and the Company and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as loan party obligors, entered into a Consent, Waiver and Second Amendment (the “Amendment”) with Santander  with respect to the Santander Loan Agreement in order to, among other changes,  (i) increase the maximum amount that the borrowers can borrow under the Santander Loan Agreement’s revolving credit facility from $31.5 million to $35 million and (ii) provide for a new bridge term loan to the Company in the principal amount of up to $12 million (the “Bridge Facility”) to be funded in connection with the Rubicon Transaction, subject to the satisfaction of certain customary limited conditions.  The Bridge Facility must be drawn on or before September 15, 2022 and matures on the earlier to occur of (i) twenty (20) business days following the funding of the Bridge Facility and (ii) the date of funding of the dividend to be paid by Rubicon in connection with the Rubicon Transaction.

The Amendment also contains a one-time waiver and consent to (a) the consummation of the Rubicon Transaction, and (b) a dividend of $2,500,000 to be paid by Janel Group to the Company.  If the Rubicon Transaction is not consummated on or before September 15, 2022, the waiver and consent will be automatically rescinded.

On August 1, 2022, Indco and First Merchants Bank entered into Amendment No. 3 to the First Merchants Credit Agreement, modifying the terms of Indco’s credit facilities.

Under the revised terms, the credit facilities consist of a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan and the continuation of a mortgage loan in the original principal amount of $680.  Interest will accrue on the term loan at an annual rate equal to one-month adjusted term SOFR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1).  Interest will accrue on the revolving loan at an annual rate equal to one-month adjusted term SOFR plus 2.75%.  Interest will accrue on the mortgage loan at an annual rate of 4.19%.  Indco’s obligations under the First Merchants Credit Facilities are secured by all of Indco’s real property and other assets, and are guaranteed by Janel, and Janel’s guarantee of Indco’s obligations is secured by a pledge of Janel’s Indco shares.  The term loan and revolving loan portions of the First Merchants Credit Facilities will expire on July 31, 2027, and the mortgage loan will mature on July 1, 2025 (subject to earlier termination as provided in the Credit Agreement), unless renewed or extended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three months and nine months ended June 30, 2022, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses and other strategic transactions, such as the proposed Rubicon Transaction; the risk that we may fail to realize the expected benefits or strategic objectives of any acquisition or strategic transaction, or that we spend resources exploring acquisitions or strategic transactions that are not consummated; the impact of the coronavirus on worldwide economic conditions and on our businesses; risks associated with litigation, including contingent auto liability and insurance coverage; indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; economic and other conditions in the markets in which we operate (including rising inflation and interest rates); the risk that we may not have sufficient working capital to continue operations; instability in the financial markets; our dependence on key employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; our compliance with applicable privacy, security and data laws; competition faced by our logistics services freight carriers with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on the availability of cargo space from third parties; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our logistics services business’ ability to manage staffing needs; competition faced in the freight forwarding, freight brokerage, logistics and supply chain management industry; industry consolidation and our ability to gain sufficient market presence with respect to our logistics services business; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; seasonal trends; competition faced by our manufacturing (Indco) business from competitors with greater financial resources; Indco’s dependence on individual purchase orders to generate revenue; any decrease in the availability, increase in the cost or supply shortages, of raw materials used by Indco; Indco’s ability to obtain and retain skilled technical personnel; risks associated with product liability claims due to alleged defects in Indco’s products; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco and Life Sciences businesses on a single location to manufacture their products; the ability of our Life Sciences business to compete effectively; the ability of our Life Sciences business to introduce new products in a timely manner; product or other liabilities associated with the manufacture and sale of new products and services; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross-reactivity; the controlling influence exerted by our officers and directors and one of our stockholders; our inability to issue dividends in the foreseeable future; and risks related to ownership of our common stock, including volatility and the lack of a guaranteed continued public trading market for our common stock, and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 27, 2021. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the nine months ended June 30, 2022.

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

Our consolidated results of operations are as follows:

(in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Revenue	$78,984	$34,826	$243,149	$91,446
Forwarding expenses and cost of revenues	61,819	26,058	193,986	68,680
Gross profit	17,165	8,768	49,163	22,766
Operating expenses	13,994	7,446	41,203	20,114
Income from operations	3,171	1,322	7,960	2,652
Net income	2,158	870	5,119	1,721
Adjusted operating income	$3,822	$1,868	$10,638	$4,301

Consolidated revenues for the three months ended June 30, 2022 were $78,984, which was $44,158 or 127% higher than the prior year period. Revenues over this period increased due to a recovery from the impact of the COVID-19 pandemic experienced in the prior year period as well as an increase in revenue of $27,759 from an acquisition. Consolidated revenues for the nine months ended June 30, 2022 were $243,149, which was $151,703 or 166% higher than the prior year period. Revenues over this period increased across all three segments due to a recovery from the impact of the COVID-19 pandemic experienced in the prior year period as well as an increase in revenue of $78,367 from acquisitions.

Income from operations for the three months ended June 30, 2022 was $3,171 compared with $1,322 in the prior year period. Income from operations for the nine months ended June 30, 2022 was $7,960 compared with $2,652 in the prior year period. The increase for both the three and nine months ended June 30, 2022 resulted from a recovery from the impact of the COVID-19 pandemic experienced in the prior year period as well as an increase in income from operations of $1,723 and $3,977, respectively from acquisitions, partially offset by stock-based compensation and higher spending in the Corporate segment.

Net income for the three months ended June 30, 2022 totaled $2,158 or $1.93 per diluted share, compared to net income of $870 or $0.88 per diluted share for the three months ended June 30, 2021. Net income for the nine months ended June 30, 2022 totaled $5,119 or $4.85 per diluted share, compared to net income of $1,721 or $1.75 per diluted share for the nine months ended June 30, 2021.

Adjusted operating income for the three months ended June 30, 2022 increased to $3,822 versus $1,868 in the prior year period. Adjusted operating income for the nine months ended June 30, 2022 increased to $10,638 versus $4,301 in the prior year period. The increase for both the three and nine months ended June 30, 2022 resulted from a recovery in profits from the impact of the COVID-19 pandemic for our segments and the contribution of income from acquisitions.

The following table sets forth a reconciliation of operating income to adjusted operating income:

(in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Income from operations	$3,171	$1,322	$7,960	$2,652
Amortization of intangible assets	489	288	1,485	832
Stock-based compensation	32	31	800	85
Cost recognized on sale of acquired inventory	130	227	393	732
Adjusted operating income	$3,822	$1,868	$10,638	$4,301

Results of Operations – Logistics – Three and Nine Months Ended June 30, 2022 and 2021

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include arrangement of freight forwarding by air, ocean and ground, customs entry filing, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Revenue	$73,684	$29,369	$226,313	$76,002
Forwarding expenses	59,889	24,173	187,780	62,818
Gross Profit	13,795	5,196	38,533	13,184
Gross profit margin	18.7%	17.7%	17.0%	17.3%
Selling, general & administrative	10,387	4,523	29,802	11,640
Income from operations	$3,408	$673	$8,731	$1,544

Revenue

Total revenue for the three months ended June 30, 2022 was $73,684 as compared to $29,369 for the three months ended June 30, 2021, an increase of $44,315 or 151%. Of the increase in revenue, an acquisition accounted for $27,759 of additional revenue compared to the prior year period and $16,556 represented organic growth and increased revenues resulting from the rise in transportation rates as a result of capacity issues globally.

Total revenue for the nine months ended June 30, 2022 was $226,313 as compared to $76,002 for the nine months ended June 30, 2021, an increase of $150,311 or 198%. Of the increase in revenue, two acquisitions accounted for $77,112 of additional revenue compared to the prior year period and $73,199 represented organic growth and increased revenues resulting from the rise in transportation rates as a result of capacity issues globally.

Gross Profit

Gross profit for the three months ended June 30, 2022 was $13,795, an increase of $8,599, or 165%, as compared to $5,196 for the three months ended June 30, 2021. An acquisition accounted for $7,182 of additional gross profit compared to the prior year period. A recovery in business accounted for the balance of the gross profit increase compared with the depressed levels in the prior fiscal year and drove organic gross profit growth of 27%. Gross margin as a percentage of revenue increased to 18.7% for the three months ended June 30, 2022, compared to 17.7% for the prior year period, due to higher gross profit margins at an acquired business partially offset by lower gross profit margins due to the increase in transportation rates.

Gross profit for the nine months ended June 30, 2022 was $38,533, an increase of $25,349, or 192%, as compared to $13,184 for the nine months ended June 30, 2021. This increase was mainly the result of increased revenue from two acquisitions and organic growth in our base business due to a global economic recovery from the impact of the COVID-19 pandemic. Gross profit as a percentage of revenue decreased to 17.0% compared to 17.3% for the prior year period due to the increase in transportation rates versus the prior year period partially offset by higher gross profit margins at an acquired business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 were $10,387, as compared to $4,523 for the three months ended June 30, 2021. This increase of $5,864, or 130%, was mainly due to additional expenses from an acquired business. As a percentage of revenue, selling, general and administrative expenses were 14.1% and 15.4% of revenue for the three months ended June 30, 2022 and 2021, respectively. The decline in selling, general and administrative expenses as a percentage of revenue largely reflected the rise in transportation rates as a result of capacity issues globally and favorable operating leverage due to strong organic growth.

 Selling, general and administrative expenses for the nine months ended June 30, 2022 were $29,802, as compared to $11,640 for the nine months ended June 30, 2021. This increase of $18,162, or 156%, was mainly due to additional expenses from acquired businesses. As a percentage of revenue, selling, general and administrative expenses were 13.2% and 15.3% of revenue for the nine months ended June 30, 2022 and 2021, respectively. The decline in selling, general and administrative expenses as a percentage of revenue largely reflected the rise in transportation rates as a result of capacity issues globally and favorable operating leverage due to strong organic growth.

Income from Operations

Income from operations increased to $3,408 for the three months ended June 30, 2022, as compared to income from operations of $673 for the three months ended June 30, 2021, an increase of $2,735. Income from operations increased as a result of the contribution of revenue from an acquisition and favorable operating leverage from revenue growth. Operating margin as a percentage of gross profit for the three months ended June 30, 2022 was 24.7% compared to 13.0% in the prior year period largely due to operating leverage from significantly higher gross profit as business recovered compared with the depressed levels in the prior year period.

Income from operations increased to $8,731 for the nine months ended June 30, 2022, as compared to $1,544 for the nine months ended June 30, 2021, an increase of $7,187, or 465%. Income from operations increased during the nine months ended June 30, 2022 as a result of acquisitions and favorable leverage from revenue growth relative to the prior year period. Our operating margin as a percentage of gross profit for the nine months ended June 30, 2022 was 22.7% compared to 11.7% in the prior year period largely due to operating leverage from significantly higher gross profit as business recovered compared with the depressed levels in the prior year period.

Results of Operations – Life Sciences – Three and Nine Months Ended June 30, 2022 and 2021

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Life Sciences – Selected Financial Information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Revenue	$2,738	$3,384	$9,257	$8,973
Cost of sales	518	714	2,123	2,145
Cost recognized upon sales of acquired inventory	130	227	393	732
Gross profit	2,090	2,443	6,741	6,096
Gross profit margin	76.3%	72.2%	72.8%	67.9%
Selling, general and administrative	1,225	1,084	3,758	3,273
Income from Operations	$865	$1,359	$2,983	$2,823

Revenue

Total revenue was $2,738 and $3,384 for the three months ended June 30, 2022 and 2021, respectively, reflecting a decrease of $646 or 19.1% compared to the prior year period due to the timing of orders, in particular for diagnostic reagents.

Total revenue was $9,257 and $8,973 for the nine months ended June 30, 2022 and 2021, respectively, remained relatively unchanged with an increase of $284 or 3.2%.

Gross Profit

Gross profit was $2,090 and $2,443 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $353 or 14.5%. During the three months ended June 30, 2022 and 2021, gross profit margin was 76.3% and 72.2%, respectively, as cost recognized upon sale of acquired inventory declined and product mix improved.

Gross profit was $6,741 and $6,096 for the nine months ended June 30, 2022 and 2021, respectively, an increase of $645 or 10.6%. In the nine months ended June 30, 2022 and 2021, the Life Sciences segment had a gross profit margin of 72.8% and 67.9%, respectively. Gross profit margin for both periods increased in line with revenue with consistent contributions from an acquisition and as cost recognized upon the sale of acquired inventory decreased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,225 and $1,084 for the three months ended June 30, 2022 and 2021, respectively. Selling, general and administrative expenses were $3,758 and $3,273 for the nine months ended June 30, 2022 and 2021, respectively. The year-over-year increases for both periods was largely due to an acquired business.

Income from Operations

Income from operations for the three months ended June 30, 2022 and 2021 was $865 and $1,359, respectively, a decrease of $494 or 36.4%, due to the timing of orders, in particular to diagnostic reagents. Income from operations for the nine months ended June 30, 2022 and 2021 was $2,983 and $2,823, respectively, an increase of $160 or 5.7%, largely due to positive operating leverage from the increase in revenue as a result of the recovery from the impact of the COVID-19 pandemic experienced in the prior fiscal year and lower cost recognized on acquired inventory and, to a lesser extent, a contribution from an acquisition.

Results of Operations - Manufacturing – Three and Nine Months Ended June 30, 2022 and 2021

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Revenue	$2,562	$2,073	$7,579	$6,471
Cost of sales	1,282	944	3,690	2,985
Gross profit	1,280	1,129	3,889	3,486
Gross profit margin	50.0%	54.5%	51.3%	53.9%
Selling, general and administrative	676	682	2,170	2,007
Income from Operations	$604	$447	$1,719	$1,479

Revenue

Total revenue was $2,562 and $2,073 for the three months ended June 30, 2022 and 2021, respectively, an increase of $489. Total revenue was $7,579 and $6,471 for the nine months ended June 30, 2022 and 2021, respectively, an increase of $1,108, or 17.1%. The increase in revenue for the nine months ended June 30, 2022 reflected a broad increase across the business and higher product pricing relative to the COVID-19-related slowdown reflected in the prior year period.

Gross Profit

Gross profit was $1,280 and $1,129 for the three months ended June 30, 2022 and 2021, respectively, an increase of $151, or 13.8%. Gross profit margin for the three months ended June 30, 2022 and 2021 was 50.0% and 54.5%, respectively. Gross profit was $3,889 and $3,486 for the nine months ended June 30, 2022 and 2021, respectively, an increase of $403, or 11.6%. Gross profit margin for the nine months ended June 30, 2022 and 2021 was 51.3% and 53.9%, respectively. The year-over-year decrease in gross profit margin for both periods was generally due to the mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $676 and $682 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $6 or 1.0%. Selling, general and administrative expenses were $2,170 and $2,007 for the nine months ended June 30, 2022 and 2021, respectively, an increase of $163 or 8.1%. The increase in expenses relative to revenue for the three- and nine-month periods reflected the mix of business.

Income from Operations

Income from operations was $604 for the three months ended June 30, 2022 compared to $447 for the three months ended June 30, 2021, representing a 35.1% increase from the prior year period due to favorable order timing versus the prior year period. Income from operations was $1,719 for the nine months ended June 30, 2022 compared to $1,479 for the nine months ended June 30, 2021, representing an 16.3% increase from the prior year period. The increase was due to favorable operating leverage as revenue recovered from the impact of the COVID-19 pandemic.

Results of Operations – Corporate and Other – Three and Nine Months Ended June 30, 2022 and 2021

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total income from operating segments	$4,877	$2,479	$13,433	$5,846
Corporate expenses	(1,185)	(838)	(3,188)	(2,277)
Amortization expense	(489)	(288)	(1,485)	(832)
Stock-based compensation	(32)	(31)	(800)	(85)
Total Corporate expenses	(1,706)	(1,157)	(5,473)	(3,194)
Interest expense	(299)	(141)	(847)	(418)
Gain on Paycheck Protection Program loan forgiveness	-	-	-	135
Net income before taxes	2,872	1,181	7,113	2,369
Income tax expense	(714)	(311)	(1,994)	(648)
Net income	2,158	870	5,119	1,721
Preferred stock dividends	(71)	(197)	(515)	(566)
Non-controlling interest dividends	-	-	(61)	-
Net Income Available to Common Stockholders	$2,087	$673	$4,543	$1,155

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $549 or 47.5%, to $1,706 in the three months ended June 30, 2022 as compared to $1,157 for the three months ended June 30, 2021. Total Corporate expenses increased by $2,279 or 71.4%, to $5,473 for the nine months ended June 30, 2022 as compared to $3,194 for the nine months ended June 30, 2021. The increase in both periods was due primarily to stock-based compensation related to restricted stock issuance with immediate vesting, higher accounting related professional expense, increased merger and acquisition expenses and increases in amortization of intangible expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $158 or 112.1%, to $299 for the three months ended June 30, 2022 from $141 for the three months ended June 30, 2021. Interest expense for the consolidated company increased by $429 or 102.6%, to $847 for the nine months ended June 30, 2022 from $418 for the nine months ended June 30, 2021.  The increase in both periods was primarily due to higher average debt balances to support our acquisition efforts and higher interest rates.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $714 for the three months ended June 30, 2022, as compared to an income tax expense of $311 for the three months ended June 30, 2021. On a consolidated basis, the Company recorded an income tax expense of $1,994 for the nine months ended June 30, 2022, as compared to an income tax expense of $648 for the nine months ended June 30, 2021. The increase in expense for both periods was primarily due to an increase in pretax income.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended June 30, 2022 and 2021, preferred stock dividends were $71 and $197, respectively, representing a decrease of $126, or 64.0%. For the nine months ended June 30, 2022 and 2021, preferred stock dividends were $515 and $566, respectively, representing a decrease of $51, or 9.0%. The decrease in preferred stock dividends in both periods was the result of the Company retiring $6,000 of Series C Preferred Stock on March 31, 2022 and the annual dividend rate change from 9% to 5%.

Net Income

Net income was $2,158, or $1.93 per diluted share, for the three months ended June 30, 2022 compared to net income of $870 or $0.88 per diluted share, for the three months ended June 30, 2021.

Net income was $5,119, or $4.85 per diluted share, for the nine months ended June 30, 2022 compared to net income of $1,721, or $1.75 per diluted share, for the nine months ended June 30, 2021. The increase for both periods was primarily due to higher revenues and gross profit, partially offset by higher selling, general and administrative expenses across our operating segments and at Corporate.

Income Available to Common Stockholders

Income available to holders of Common Stock was $2,087, or $1.87 per diluted share, for the three months ended June 30, 2022 compared to income available to holders of Common Stock of $673, or $0.68 per diluted share, for the three months ended June 30, 2021.

Income available to holders of Common Stock was $4,543, or $4.31 per diluted share, for the nine months ended June 30, 2022 compared to income available to holders of Common Stock of $1,115, or $1.17 per diluted share, for the nine months ended June 30, 2021. The increase in net income for both periods was primarily due to higher revenues, partially offset by higher selling, general and administrative expenses across our businesses and Corporate in both periods and an increase in the dividend rate with respect to the Series C Stock as of January 1, 2021 to 8%.

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

Cash flows from operating activities

Net cash provided by operating activities was $8,678 for the nine months ended June 30, 2022, versus $139 provided by operating activities for the nine months ended June 30, 2021. The increase in cash provided by operations for the nine months ended June 30, 2022 compared to the prior year period was driven principally by higher profits and lower net working capital at our Logistics segment.

Cash flows from investing activities

Net cash used in investing activities totaled $589 for the nine months ended June 30, 2022, versus $3,001 for the nine months ended June 30, 2021. We used $477 for the acquisition of property and equipment for the nine months ended June 30, 2022 compared to $2,874 for the acquisition of two businesses and $127 for the acquisition of property and equipment for the nine months ended June 30, 2021.

Cash flows from financing activities

Net cash used in financing activities was $10,487 for the nine months ended June 30, 2022, versus net cash provided by financing activities of $2,439 for the nine months ended June 30, 2021. Net cash used in financing activities for the nine months ended June 30, 2022 primarily included repayment of funds from our line of credit, repurchase of Series C Stock and dividends paid to holders of Series C Stock, repayment of funds from our term loan and notes payable related party, partially offset by proceeds from stock option exercises. Net cash provided financing activities for the nine months ended June 30, 2021 primarily included funds from our line of credit partially offset by repayments of term loans.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of ELFS from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. ELFS, which the Company acquired on September 21, 2021, constituted 17 percent of the Company’s total assets and 45 percent of income before income taxes of the Company as of and for the quarter ended June 30, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

As referenced above, the Company acquired ELFS on September 21, 2021. The Company is in the process of reviewing the internal control structure of ELFS and, if necessary, will make appropriate changes as it integrates ELFS into the Company’s overall internal control over financial reporting process.  Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the nine months ended June 30, 2022. In addition, there were no shares of Common Stock purchased by us during the nine months ended June 30, 2022.

ITEM 5.	OTHER INFORMATION

On August 1, 2022, Indco and First Merchants Bank entered into Amendment No. 3 to the First Merchants Credit Agreement, modifying the terms of Indco’s credit facilities. Under the revised terms, the credit facilities consist of a $5.500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan and the continuation of a mortgage loan in the original principal amount of $680.  Interest will accrue on the term loan at an annual rate equal to one-month adjusted term SOFR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1).  Interest will accrue on the revolving loan at an annual rate equal to one-month adjusted term SOFR plus 2.75%.  Interest will accrue on the mortgage loan at an annual rate of 4.19%.  Indco’s obligations under the First Merchants Credit Facilities are secured by all of Indco’s real property and other assets, and are guaranteed by Janel, and Janel’s guarantee of Indco’s obligations is secured by a pledge of Janel’s Indco shares.  The term loan and revolving loan portions of the First Merchants Credit Facilities will expire on July 31, 2027, and the mortgage loan will mature on July 1, 2025 (subject to earlier termination as provided in the Credit Agreement), unless renewed or extended.

ITEM 6.	EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)
32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 for the three and nine months ended June 30, 2022 and 2021 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2022	JANEL CORPORATION
Registrant

/s/ Dominique Schulte
Dominique Schulte
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2022	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary