Form 10-K
period 2022-09-30
JANEL CORP
filed 2022-12-09
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022
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

The aggregate market value of the registrant’s common stock, $0.001 par value (“Common Stock”), held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Pink tier of the OTC market on March 31, 2022, was $18,495,393.

The number of shares of the registrant’s Common Stock outstanding as of December 9, 2022 was 1,186,354.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant change to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage, and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our ability to utilize anticipated tax benefits; the impact of rising interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; the impact of the coronavirus pandemic on worldwide economic conditions and on our businesses; economic and other conditions in the markets in which we operate; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; instability in the financial markets; changes or developments in U.S. laws or policies; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; the impact of increases in shipping costs, long lead times, supply shortages and supply changes; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographics which host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; risks related to the classification of owner-operators in the transportation industry; other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by our officers and directors and one of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Our Business

Janel Corporation (“Janel,” the “Company” or the “Registrant”) is a holding company with subsidiaries in three business segments: Logistics, Life Sciences and Manufacturing. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

Management at the Janel holding company focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

Janel was incorporated on August 31, 2000 and is domiciled in the state of Nevada. Its corporate headquarters are located in New York, New York.

As of September 30, 2022, Janel and its consolidated subsidiaries employed 326 full-time employees in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good. Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify and enhance our internal processes and technologies to increase employee engagement, productivity, efficiency opportunities, skills and resources needed for success.

Our Business Segments

We have three reportable segments: Logistics, Life Sciences and Manufacturing. The following provides greater detail regarding each of these segments.

Logistics

The Company’s Logistics segment is comprised of several wholly-owned subsidiaries. The Logistics segment is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air, ocean and land-based carriers; customs brokerage services; warehousing and distribution services; trucking and other value-added logistics services. In addition to these revenue streams, the Company earns accessorial revenue in connection with its core services. Accessorial revenue includes, but is not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

On September 21, 2021, the Company completed a business combination whereby it acquired all the membership interests of Expedited Logistics and Freight Services, LLC (“ELFS”) and related subsidiaries, which we include in our Logistics segment.

On December 31, 2020, the Company completed a business combination whereby it acquired substantially all of the assets and certain liabilities of W.R. Zanes & Co. of LA., Inc., (“W.R. Zanes”), which we include in our Logistics segment.

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

On August 15, 2022, the Company completed a business combination whereby it acquired all the membership interests of ECM Biosciences LLC, which we include in our Life Sciences segment.

On December 4, 2020, the Company completed a business combination whereby it acquired all the membership interests of ImmunoChemistry Technologies, LLC (“ICT”), which we include in our Life Sciences segment.

Manufacturing

The Company’s Manufacturing segment is comprised of Indco, Inc. (“Indco”). Indco is a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as other larger customers for which Indco fulfills repetitive production orders.

Recent Investment

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. ("Rubicon"), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the "Rubicon Purchase Agreement"). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represent 44.99% of Rubicon's issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022.

Rubicon is a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. Rubicon uses proprietary crystal growth technology to produce high-quality sapphire products to meet customers exacting specifications.

The purpose of our investment in Rubicon is for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon's Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss ("NOL") carry-forward assets. Although we are optimistic about our investment in Rubicon, our investment involves risks and uncertainties that are beyond our control, including those discussed herein under Item 1A, Risk Factors.

Logistics

The Company’s Logistics segment helps clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing; arrangement of freight forwarding by air, ocean and ground; warehousing; cargo insurance procurement; logistics planning; product repackaging; online shipment tracking and hazardous material warehousing and distribution.

Our Logistics segment earns flat fees for certain services, such as customs entry filing. For brokered services, Logistics earns the difference between the rate charged by a service provider and the rate Logistics charges the customer for the provider’s service. Its freight consolidation activities, in addition to on-going volume-based relationships with providers, allow Logistics to command preferred service rates that can be passed on profitably to the customer.

As a non-asset-based logistics provider, we own only a minimal amount of equipment. We generally expect to neither own nor operate any material transportation assets and, consequently, arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, railroads, ocean carriers and other non-asset based third-party providers. By not owning the transportation equipment used to transport the freight, which results in relatively minimal fixed operating costs, we are able to leverage our network of locations to offer competitive pricing and flexible solutions to our customers. Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift across various modes of transportation. We believe our low capital intensity model allows us to provide low-cost solutions to our customers, operate our business with strong cash flow characteristics and retain significant flexibility in responding to changing industries and economic conditions.

During the fiscal year ended September 30, 2022, Logistics handled approximately 167,000 individual import and export shipments originating or terminating in countries around the world. Approximately 42% of the revenues from these activities related to ocean freight, 32% to trucking, 16% to air freight, 5% to custom brokerage trucking and the remainder of 5% to other.

Based upon revenues, our customers are diverse, with the largest individual customer accounting for about 3.5% of revenues and the top ten customers accounting for 22.1% of revenues during fiscal 2022.

As of September 30, 2022, our Logistics segment operated out of twenty-five full-service locations in the United States and maintained a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

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

The freight forwarding industry requires dealings in currencies other than the U.S. Dollar. As a result, our Logistics segment is exposed to the inherent risks of international currency markets and governmental interference. Some countries in which the Logistics segment maintains agent relationships have currency control regulations that influence our ability to hedge foreign currency exposure. Logistics tries to manage these exposures by accelerating international currency settlements among those agents.

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

A significant portion of Logistics segment revenues are derived from customers in industries with shipping patterns tied to consumer demand and/or just-in-time production schedules. Many Logistics customers may ship a significant portion of their goods at or near the end of a quarter. Therefore, the timing of revenues is, to a large degree, affected by factors beyond the segment's control, such as shifting consumer demand for retail goods and manufacturing production delays. We cannot accurately forecast many of these factors, nor can we estimate the relative impact of any given factor. Therefore, historical patterns experienced may not continue in the future.

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

Air freight forwarding operations are subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act, as enforced by the Federal Aviation Administration of the U.S. Department of Transportation and the Transportation Security Administration of the Department of Homeland Security. While air freight forwarders are exempted from most of the Federal Aviation Act’s requirements by the Economic Aviation Regulations, the industry is subject to ongoing regulatory and legislative developments that can impact the economics of the industry by requiring changes to operating practices or influencing the demand for, and the costs of, providing services to customers.

Surface freight forwarding operations are subject to various state and federal statutes and are regulated by the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation and, to a very limited extent, the Surface Transportation Board. These federal agencies have broad investigatory and regulatory powers, including the power to issue a certificate of authority or license to engage in the business; to approve specified mergers, consolidations and acquisitions; and to regulate the delivery of some types of domestic shipments and operations within particular geographic areas.

The Federal Motor Carrier Safety Administration also has the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges and accounting systems; to require periodic financial reporting; and to regulate insurance, driver qualifications, operation of motor vehicles, parts and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect our operations and the motor carriers that are used in the provisioning of the transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services.

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

Life Sciences

The Company’s wholly-owned Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists.

Our Life Sciences segment also produces products for life science companies on an original equipment manufacturer (OEM) basis. Through a combined portfolio of nearly 3,000 products and a range of custom services, the Life Sciences segment provides the scientific community with high-quality tools to support critical research efforts.

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

•	Attract and retain exceptional talent: High-quality scientists enable our top-quality products and services to be offered, which are key to our reputation in the marketplace.

•	Acquisitions and investments: We intend to grow by acquiring new businesses with high-quality reputations that will benefit from our combined innovation and operational strength.

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

•
Broad product offering: A number of companies supply protein-related research and diagnostic reagents. Customers choose their products based upon product quality, reputation and price. We believe a number of our products have long-standing reputations and that our portfolio overall is well-regarded, especially amongst the academic, diagnostic and pharmaceutical research community.

•
Manufacturing: Our antibodies are produced using a variety of technologies including traditional animal immunization and hybridoma technology as well as recombinant antibody techniques. We are not dependent on key or sole source suppliers for most of our products, as we typically have several outside sources for all critical raw materials necessary for the manufacture of our products.

The majority of our life science products are shipped within two days of receipt of customers’ orders. Consequently, we typically do not maintain a significant backlog of orders for our Life Sciences segment products.

Our Life Sciences segment is subject to regulation. One of our subsidiaries, Antibodies, Inc., maintains International Organization of Standardization certification for medical devices to support our manufacturing operation. We also comply with regulations related to the United States Department of Agriculture, National Institutes of Health, Office of Laboratory Animal Welfare and the United States Food and Drug Administration. Many of our customers are regulated and must verify our compliance with their standards throughout the supply chain, which requires us to maintain careful records. The failure to comply with these regulations may impair our ability to compete in the marketplace.

Manufacturing

The Company’s Manufacturing segment is composed of Indco, which is a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. Indco’s headquarters and manufacturing operations are located in a single owned facility in New Albany, Indiana.

Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include standard product configurations, both manufactured and distributed, available for order from Indco’s website and its print catalog, which is mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2022, Indco made approximately 4,400 individual shipments to customers. In fiscal 2022, approximately 83% of Indco’s revenue came from manufacturing activity. The remainder of its revenue came from non-manufactured product distribution activity. Indco’s revenue is generally level throughout the year with little seasonality.

Indco relies on a variety of providers of raw materials, mechanical components and other services in order to manufacture its products. These providers include national and multi-national suppliers for common industrial components such as motors, gear drives, motor controls and many other standard hardware products. Additionally, regional and local suppliers provide Indco-specific parts such as castings and fabricated metal components. Raw materials–primarily steel bars, plates and shafts–are sourced from domestic steel mills through local distributors. Alternative or substantially similar options are available from suppliers other than those Indco currently employs. While custom cast or fabricated parts are at greater risk of supply interruption, alternative equivalent suppliers are typically available.

Our growth strategy within the industrial mixer business is to enhance our reputation as a high-quality manufacturer of often customized products to meet specialized mixing needs. Indco’s products are frequently utilized in mission-critical applications, making our high-quality and strong service offering highly valuable to our customers. Our growth strategy includes keeping our direct relationship with the customer relevant through our web presence, introducing new relevant products and expanding our reach into new and existing markets with sales efforts and partners.

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

Janel expects to grow its businesses in part by completing acquisitions, either through acquisitions of businesses within its existing segments or the expansion of its portfolio into new segments. In either case:

•	Janel's financial condition may not be sufficient to support the funding needs of an expansion program;
•	Janel may not be able to successfully identify suitable investment opportunities;
•	acquisitions that Janel undertakes may not be successfully consummated or enhance profitability; or
•	expansion opportunities may not be available to Janel upon reasonable terms.

There may be a limited number of operating companies available for acquisition that Janel deems to be desirable targets. At times, there may be a limited number of operating companies availible for acquisition an fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an acquisition. Janel may compete with entities whose financial resources, technical expertise and managerial capabilities are significantly greater than Janel's. Therefore, Janel may be at a competitive disadvantage in negotiating and executing possible acquisitions. Even if Janel is successful in a competitive bidding process for an acquisition, this competition may affect the terms of completed transactions, and, as a result, Janel may pay more or receive less favorable terms than it expected for potential acquisitions.

In addition, even if Janel is able to successfully compete with these entities, it expects future acquisitions to encounter risks similar to those that past acquisitions have encountered, such as:

•	difficulty in assimilating/integrating the operations and personnel of the acquired businesses;

•	potential disruption of Janel’s or the target’s ongoing business;

•	inability to realize the projected operational and financial benefits from the acquisition or to maximize financial and strategic benefits through the incorporation of acquired personnel and clients;

•	difficulty maintaining uniform standards, controls, procedures and policies;

•	impairment of relationships with employees and clients resulting from integration of the newly acquired company;

•	strain on managerial and operational resources as management tries to oversee larger operations and newly acquired businesses;

•	significantly increased need for working capital to operate the acquired companies;

•	exposure to unforeseen liabilities of acquired companies.

Furthermore, management’s attention may be diverted by acquisition, investment, transition or integration activities. Janel may be required to dedicate additional management and other resources to newly acquired businesses.

Additionally, should Janel acquire a new line of business in which it has no operating history, the success of such new business cannot be assured. If an acquired entity is not efficiently or completely integrated, there may be a material adverse effect on Janel’s business and operations.

Janel may be required to record a significant change to earnings if its goodwill and other amortizable intangible assets, or other investments, become impaired, which could have a material adverse effect on the company’s financial condition and/or stock price.

Under generally accepted accounting principles in the United States (“GAAP”), we are required to test goodwill for impairment at least annually and to review our goodwill, amortizable intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate that the carrying value of such assets may no longer be recoverable. Factors that could lead to impairment of goodwill, amortizable intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate, actual or projected operating results affecting Janel or any of its particular segments, and a decline in the financial condition of our business. If our goodwill, amortizable intangible assets or other investments become impaired in the future, we may be required to record additional charges to earnings. Such charges would have a material adverse effect on our financial results.

Janel might fail to realize the expected benefits or strategic objectives of any acquisition it undertakes, or it may spend resources exploring acquisitions that are not consummated.

Due to its acquisition strategy, Janel faces a number of risks that may have a material adverse effect on our business and operations. Janel might not achieve its expected return on investment or may lose capital. Furthermore, Janel may be materially adversely impacted by liabilities that it assumes from an acquired business, including from that business’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties.

In addition, Janel may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquired business’s previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on Janel’s business and operations.

Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses.

Janel may face litigation or other claims as a result of certain terms and conditions of our acquisition agreements, stock purchase agreements, tender offers and other agreements to purchase equity interests in target companies, such as earn-out payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. Acquired businesses may have liabilities, or be subject to claims, litigation, or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. Any litigation relating to a potential acquisition will increase expenses associated with the acquisition or cause a delay in completing the acquisition, which may impact Janel’s profitability. Litigation related to acquisitions would also divert management time and resources. Janel may experience disruptions that could have a material adverse effect on its business and operations, especially where an acquisition target may have pre-existing compliance issues or deficiencies, or material weaknesses in internal controls over financial reporting.

Our subsidiaries may not be able to fully utilize their tax benefits, which could result in increased cash payments for taxes in future periods.

Net operating losses ("NOLs") may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized, the NOLs and other carryforwards of our minority-owned investment could provide them with significant tax savings in future periods. Their ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

•
a change in control of our subsidiaries that would trigger limitations on the amount of taxable income in future years that may be offset by NOLs and other carryforwards that existed prior to the change in control; and

•	examinations and audits by the IRS and other taxing authorities could reduce the amount of NOLs and other credit carryforwards that are available for future years.

Our actions may have an impact on the NOL's of our minority-owned investment. The inability to use these NOLs, or the diminution in value of such NOLs, could have a material adverse effect on our business and operations.

Rising interest rates may negatively impact our investments and have a material adverse effect on our business and operations.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In response to the COVID-19 pandemic, the Federal Reserve Board’s Open Market Committee (“FOMC”) decreased interest rates to near zero in March 2020. The low interest rate environment remained in effect until March 2022. However, in light of elevated inflation and a strong labor market, the FOMC commenced increasing the target range for the federal funds rate starting in March 2022, with total increases of 3.0% since March 2022, and announced that it would continue to battle inflation with additional increases in interest rates in 2022 and 2023.

Changes in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs and our ability to make new investments on favorable terms or at all. Additionally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. In addition, an increase in interest rates may make it difficult or impossible to make payments on outstanding debt. Any increase in interest rates could have a negative effect on our interest costs and investments, which could have a material adverse effect on our business and operations.

We may experience conflicts of interest with the minority shareholders of our businesses.

The boards of directors and officers of Janel’s non-wholly owned affiliated businesses have fiduciary duties to their respective shareholders. As a result, to the extent Janel engages in transactions with these affiliates, they may make decisions that are in the best interest of their shareholders generally, but which are not necessarily in the best interest of our shareholders. In dealings with us, the directors and officers of our affiliated businesses may make decisions that are different from the decisions we would make. These decisions may not be in the best interests of our shareholders, which may have an adverse effect on our business and operations.

Risk Factors Related To Janel’s Business And Industries
(in thousands except per share data)

The coronavirus pandemic has significantly impacted worldwide economic conditions and has had, and may likely continue to have, an adverse effect on our business operations, results of operations, cash flows and financial position.

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

The effects of the COVID-19 pandemic may last for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic; our ability to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, general scarcity of employees, or travel and other restrictions; current global supply chain disruptions caused by the COVID-19 pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business and government spending as well as customers’ ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

Janel may not have sufficient working capital to continue operations, and our current asset-based lending facility is dependent upon an accounts receivable balance that may fluctuate as a result of national and global events.

Janel’s cash needs are currently met by commercial bank credit facilities, cash on hand and cash generated from current operations. Actual short- and long-term working capital needs will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition and the cost associated with growing, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under Janel’s bank lines of credit are insufficient to meet cash needs, Janel will be required to obtain additional investment capital or debt funding to continue operations. Our substantial debt obligations could restrict our operations and financial condition. Additionally, our ability to generate cash to make payments on our indebtedness depends on many factors beyond our control.

As of September 30, 2022, we had approximately $40,361 of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:

•	making it more difficult for us to satisfy our financial obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	exposing us to greater interest rate risk, including the risk to variable borrowings of a rate increase and the risk to fixed borrowings of a rate decrease.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness when scheduled payments are due or to fund other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require make-whole payments and compliance with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing would depend on, among other things, our financial condition at the time, restriction in the agreements governing our indebtedness and the condition of the financial markets and the industries in which we operate. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we may have to seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with the terms of any existing or future indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of the payment of all of our debt.

Pursuant to the borrowing agreement, our ability to borrow under our current asset-based lending facility relies on our accounts receivable balance as collateral. This accounts receivable balance is heavily influenced by tariffs, global freight prices, international trade and other global events. Our ability to collect on these accounts receivables may further impact our ability to borrow under our current agreement. In the event that our accounts receivable balance decreases, we may face limited opportunities to borrow on our line of credit.

Our subsidiaries do not have long-term contracts with all of their customers, and the loss of customers with which we do not have long-term contracts may have a material adverse effect on our business and operations.

Our businesses, especially Indco, are based primarily upon individual orders, sales and service agreements with customers—not long-term contracts. Therefore, customers could cease purchasing products or using our services at any time, for any reason, and with little or no notice, and we would have no recourse. If a significant number of our customers reduce or choose not to purchase products or use our services, or we have to lower prices to retain customers, it may have a material adverse effect on our business and operations.

Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and financial statements. Under the previous U.S. administration, the imposition of significant tariffs and increased trade tension between the United States and China greatly impacted domestic industries’ access to foreign markets. Similar trade restrictions in the future may have a material adverse effect on our business and financial statements.

Janel’s businesses face aggressive competition from other companies with greater financial resources and from companies that operate in areas in which our companies plan to expand in the future.

Our businesses face intense competition within the logistics, manufacturing and life science industries on a local, regional, national, and global basis. Competitors include companies ranging from start-up companies, which may be able to respond to customers' needs more quickly, to large multinational companies, which may have greater financial, marketing, operational and research and development resources than Janel.

In the freight forwarding industry, our Logistics business competes with a large and diverse group of freight forwarding concerns, commercial air and ocean carriers and a large number of locally established companies in geographic areas where our Logistics business does business or intends to do business in the future. The loss of customers, agents or employees to competitors could adversely impact the ability of our Logistics business to be profitable. In addition, the transport of freight, both domestically and internationally, is highly competitive and price sensitive, and new competitors emerge annually. Changes in the volume of freight transported, shippers’ preferences as to the timing of deliveries as a means to control shipping costs, economic and political conditions (including as a result of the COVID-19 pandemic), both in the United States and abroad, work stoppages, labor constraints (including as a result of wage inflation), U.S. and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation may all have significant impact on our Logistics business overall business, growth and profitability.

Indco competes within the highly fragmented industrial mixer manufacturing industry, which has low barriers to entry. New competitors emerge annually, and many aggressively market through electronic media. Our competitors may be more innovative than us, and, as a result, Indco may be unable to compete effectively.

Our Life Sciences business faces significant competition across many of its product lines. To remain competitive, Life Sciences must develop new products and periodically enhance its existing products, otherwise, it may lose market share and be unable to achieve revenue growth targets. We anticipate that Life Sciences may also have to adjust the prices of many of its products to stay competitive. In addition, new competitors, technologies, or market trends may emerge to threaten or reduce the value of our product lines. Failure to innovate and develop new products may impact the future sales and earnings of Life Sciences and, therefore, Janel.

Janel’s businesses are dependent upon technically skilled employees, and failure to obtain and retain skilled technical personnel could materially adversely affect their operations.

Janel believes that the success of its business is highly dependent on the continuing efforts of certain technically skilled employees, particularly experienced engineers in our Manufacturing segment and scientists in our Life Sciences segment. For example, Indco’s production facilities require skilled personnel to operate and provide technical services and support for its business. Competition for the personnel required for Indco’s business intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals. This could increase Indco’s costs or have other adverse effects on its operations. Only some of our employees are subject to employment agreements. The loss of the services of technically skilled employees may have an adverse effect on Janel’s business and operations.

In order to respond to the high variability in our Logistics business model, it may be necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our Logistics business staffing levels to its business needs. Additionally, there have been, and may continue to be, labor constraints as a result of the COVID-19 pandemic, among other factors.

Climate change and increased focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

Scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, wildfires and other climatic events. Our Life Sciences business operates out of three locations and our Manufacturing business in a single location. Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products at these locations. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions on supply chains or information technology or other necessary services for Janel. If Janel’s facilities, supply chains, distribution systems, or information technology systems experience any catastrophic loss as a result of such natural disasters, such event could disrupt the company’s operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses.

Federal, state and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the trucks in our Logistics segment, may have a material adverse effect on our business and operations.

More specifically, legislative, or regulatory actions related to climate change may have a material adverse effect on Janel by increasing our Logistics business fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. Furthermore, on March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. These additional costs, changes in operations, or loss of revenues may have a material adverse effect on our business and operations. For example, the motor carriers we contract with are subject to increasingly restrictive laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements may have a material adverse effect on operations and increase operating expenses, which in turn could increase our purchased transportation costs. Our customers, our business and operations could be materially adversely affected by these new rules and costs.

Increases in shipping costs, long lead times, supply shortages and supply changes could disrupt our supply chain and factors such as wage rate increases and inflation can have a material adverse effect on our business and operations.

We may experience supply delays and shortages due to a variety of macroeconomic factors, including disruption on the global supply chain as a result of the ongoing COVID-19 pandemic, especially with respect to goods from China. The ongoing COVID-19 pandemic has resulted in significant disruption to the operations of certain suppliers in China and the related transportation of their goods to the United States that are parts of our global supply chain. We have been able to make alternative delivery arrangements for limited quantities of goods, at increased cost.

While we have not yet experienced material shortages in supply as a result of these disruptions and our alternative delivery arrangements, if they were to be prolonged or expanded in scope, there could be resulting supply shortages that could impact our ability to manufacture and to deliver our products to our customers. Accordingly, such supply shortages and delivery limitations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Futhermore, increases in compensation, wage pressure and other expenses for our employees, may adversely affect our profitability. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general and administrative expenses. Our competitive price model and pricing pressures in the industry may inhibit our ability to reflect these increased costs in the price of our products, in which case such increased costs could have a material adverse effect on our business, financial condition and results of operations.

Janel may face competition from parties who sell their businesses to Janel and from professionals who cease working for Janel.

While we typically enter into non-competition and non-solicitation agreements with parties that sell their businesses to us, one or more of the former owners of an acquired business who cease working for Janel or persons who leave Janel’s employment may compete with Janel or solicit Janel’s employees or clients in the future. Even if ultimately resolved in Janel’s favor, any litigation associated with enforcing non-competition or non-solicitation agreements could be time consuming, costly and distract management’s focus from Janel’s business. Moreover, states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, Janel may decide not to pursue legal remedies if it determines that the costs or other factors outweigh the benefits of any possible legal recourse. Such persons, because they have worked for Janel or an acquired business, may be able to compete more effectively with Janel and may be more successful in soliciting its employees and clients than unaffiliated third parties.

Terrorist attacks and other acts of violence or war may affect any market on which the Company’s shares trade, the markets in which the Company’s subsidiaries operate and the Company’s business operations and profitability.

Terrorist acts or acts of war or armed conflict may have a material adverse effect on Janel’s business and operations. Any of these acts could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, and, in particular, could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause a reduction in demand for Janel’s businesses. In particular, this would have a corresponding adverse effect on Janel’s Logistics business.

Security breaches or cybersecurity attacks may have a material adverse effect on Janel’s ability to operate, could result in personal information being misappropriated and may cause Janel to be held liable or suffer harm to its reputation.

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

We, and the third parties with whom we conduct business, have faced, and may continue to be subject to, cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack, including a ransomware attack, could result in service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost.

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

While, to date, we have not had a significant cyber-attack or breach that has had a material impact on our business or results of operations, we remain at risk of a data breach due, in part, to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes or a cyber-attack on a third party’s information network and systems. Additionally, acquired companies will need to be integrated with our information technology systems, which may cause additional training or licensing cost, along with potential delays and disruption. In such event, our revenue, financial results and ability to operate profitably could be materially adversely affected. The challenges associated with integration of our acquisitions may increase these risks.

Janel may be subject to product and other liability risks for which it may not have adequate insurance coverage.

We may be named a defendant in product liability lawsuits alleging that products or services provided by Janel have resulted or could result in an unsafe condition or injury to consumers, particularly for our Life Sciences and Manufacturing segment products. There are several factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such third party claims and product liability claims filed against Janel could carry potential liabilities in excess of our insurance coverage. We cannot be certain that our current insurance will be sufficient to cover any adverse determinations in such product liability lawsuits.

In the ordinary course of our Logistics business, we are a defendant in several legal proceedings arising out of the conduct of our Logistics business. These proceedings include third-party claims for property damage or bodily injury incurred in connection with our services. Within our Logistics segment, ELFS maintains auto liability for commercial trucking claims of up to $6,000,000 per occurrence, and general liability with of up to $6,000,000 per occurrence. Any such third-party claims filed against ELFS could carry potential liabilities in excess of our insurance coverage. We cannot be certain that our current insurance will be sufficient to cover any adverse determinations in such liability claims or lawsuits.

Life Sciences faces an inherent business risk of exposure to product and other liability claims if its products or services are alleged or found to have caused injury, damage or loss. While we retain product liability insurance, we may be unable to obtain insurance with adequate levels of coverage for potential liability on acceptable terms or claims of this nature may be excluded from coverage under the terms of any insurance policy that we obtain. If we are unable to obtain such insurance or the amounts of any claims successfully brought against us substantially exceed our coverage, our business could be materially adversely affected.

If Indco’s customers successfully assert product liability claims against it due to defects in Indco’s products, its operating results may suffer, and its reputation may be harmed. Indco faces an inherent risk of exposure to claims in the event that the failure, use or misuse of its products results, or is alleged to result, in bodily injury, property damage or economic loss. While Indco believes that it meets or exceeds existing professional specification standards recognized or required in the industries in which it operates, Indco has been subject to claims in the past, and it may be subject to claims in the future. A successful product liability claim or series of claims against Indco, or a significant warranty claim or series of claims against it, could materially decrease its liquidity, and, therefore, Janel’s financial condition. There are several factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such product liability claims filed against Indco could carry potential liabilities in excess of our insurance coverage. We cannot be certain that our current insurance will be sufficient to cover any adverse determinations in such product liability lawsuits.

If we fail to comply with applicable privacy, security and data laws, regulations and standards, our business and reputation may be materially adversely affected.

As disclosed above, we connect and store certain personal identifying and confidential information relating to our customers, vendors, employees and suppliers. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are also imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements. International laws, rules and regulations governing the use and disclosure of such information, such as the European Union’s General Data Protection Regulation, can be more stringent than laws in the United States, and they vary across jurisdictions. In addition, more jurisdictions are regulating the transfer of data across borders and domestic privacy and data protection laws are generally becoming more onerous.

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

The growth of our business through acquisitions has resulted in our reliance on the accounting, business information and other computer systems of these acquired entities to capture and transmit information concerning customer orders, carrier payment, payroll and other critical business data. We continue to make progress towards migrating our various legacy operating and accounting systems to a singular system. As long as an acquired business remains on another information technology system, we face additional manual calculations, training costs, delays and an increased possibility of inaccuracies in the data we use to manage our business and report our financial results. Any delay in compiling, assessing and reporting information could materially adversely impact our business; our ability to react timely to changes in volumes, prices, or other trends; or to take actions to comply with financial covenants, all of which could negatively impact our stock price.

Risk Factors Related To Janel’s Logistics Business

Our Logistics business depends on third-party carriers to transport our customers’ cargo.

As a non-asset-based provider of global logistics services, our Logistics business’s ability to serve its customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines, ocean carriers that service the transportation lanes and trucking companies that our Logistics business uses. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of airlines or ocean carriers serving particular shipment lanes at particular times. Consequently, our ability to provide services for our customers could be adversely impacted by, among other things: shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, taxes and labor, changes in the financial stability or operating capabilities of carriers and other factors not within our control. Reductions in airfreight or ocean freight capacity may have a material adverse effect on our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, may materially adversely affect our business and operations.

When demand substantially exceeds available capacity in a given market, which has been increasingly common for several services and markets since the beginning of the COVID-19 pandemic in 2020 as well as the onset of the Russia-Ukraine conflict, we may not always be able to find acceptable transportation or other service solutions to meet our customers’ needs, and the routing and delivery of freight may be subject to delays that are outside of our control. Quality customer service is important to our success, and any challenges in meeting our customers’ needs and requirements may result in loss of business, thereby materially adversely affecting our operating results.

In addition, any determination that our third-party carriers have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs.

We may be subject to claims arising from transportation of freight by the carriers with which we contract, and increased insurance premium costs may have a material adverse effect on our results of operations.

We use the services of multiple transportation companies in connection with our transportation operations. From time to time, drivers are, or may be, involved in accidents which may cause injuries and in which goods carried by them are lost or damaged. Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death. The resulting types and/or amounts of damages may be excluded from or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims, may materially adversely affect our operating results. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers’ compensation claims, or unfavorable resolutions of any such claims could materially adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations. The timing of the incurrence of these costs may also materially adversely affect our operating results compared to prior periods.

Additionally, insurance carriers may increase premiums for transportation companies generally. We may also experience additional increases in our insurance premiums in the future if our claims experience worsens. If our insurance or claims expense increases and we are unable to offset the increase with desired levels of insurance at reasonable rates, it may have a material adverse effect on our results of operations and financial position. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it may have a material adverse effect on our business and operations.

Finally, we face risks associated with the handling of customer inventory. Some of our operating agreements include maintaining the inventory of our customers. Failure to property handle such inventory could expose us to monetary claims and expenses, as well as reputational harm to our business.

A determination that owner-operators are employees, rather than independent contractors, could expose us to various liabilities and additional costs.

Federal and state legislation as well as tax and other regulatory authorities may seek to assert that independent contractors in the transportation service industry, such as our owner-operators, are employees rather than independent contractors. For example, on September 18, 2019, the state of California passed Assembly Bill 5 (AB5), which codified a standard test for determining a worker’s status as an employee or independent contractor for purposes of determining employee benefits such as paid vacation, sick leave, meals, rest breaks and overtime, known as the ABC test. The ABC test is generally thought to lower the threshold for classifying a worker as an employee as opposed to an independent contractor. A particular aspect of the ABC test poses a distinct threat to the trucking industry; the test maintains that an independent contractor must undertake “work that is outside the usual course of the hiring entity’s business” to avoid classification as an employee. For trucking companies hiring third-party truck drivers, it is unclear whether this prong of the test is satisfied or not. In August 2022, a federal District Court formally lifted the injunction that had previously kept AB5 from applying to California’s trucking sector. The lifting of the injunction further increases the likelihood that owner-operators may be classified as employees within the state.

While relatively new in California, versions of the ABC test have existed in a number of other states over the years and have been challenged in various courts as violating the federal government’s exclusive right to regulate motor carriers in interstate commerce. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that reclassifies independent contractors to be employees. If our owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits.

In addition, such changes may be applied retroactively, and, if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would materially adversely affect our business and operations.

Recessions and other economic developments that reduce freight volumes could have a material adverse impact on our Logistics business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers like those serviced by our Logistics business, interest rate fluctuations and other economic factors beyond the control of our Logistics business. Deterioration in the economic environment subjects our Logistics business to various risks that may have a material impact on its operating results and cause it, and, therefore, Janel, to not reach its long-term growth goals, as a result of, for example, the following:

•	a reduction in overall freight volumes in the marketplace, reducing our Logistics business’s opportunities for growth;

•	economic difficulties encountered by some of our Logistics business customers, who may, therefore, not be able to pay our Logistics business in a timely manner or at all, or may go out of business;

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

In addition, if a downturn in the business cycles of our Logistics business customers causes a reduction in the volume of freight shipped by those customers, its, and, therefore, Janel’s, operating results could be materially adversely affected.

Other events affecting the volume of international trade and international operations may have a material adverse effect on our Logistics international operations.

In addition to economic conditions, our Logistics business’s international supply chain services are directly related to, and dependent on, the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as our Logistics business’s international supply chain services, is influenced by many factors, including:

•	economic and political conditions in the United States and abroad;

•	major work stoppages;

•	exchange controls, currency conversion and fluctuations;

•	war, other armed conflicts and terrorism, such as the Russia-Ukraine conflict; and

•	U.S. and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

The foregoing and other events beyond the control of our Logistics business, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, may have a material adverse effect on our Logistics segment.

The difficulty in accurately forecasting timing or volumes of customer shipments and/or rate changes by carriers could increase the cost of our operations. The unpredictability of short- and long-term fluctuations in such factors is influenced by volatile market conditions, global developments, consumer trends and numerous other factors outside of our company’s direct control.

Failure to comply with governmental permit and licensing requirements or statutory and regulatory requirements could result in civil and criminal sanctions, fines or revocation of our Logistics business’s operating authorities, and changes in these requirements may have a material adverse effect on our Logistics business.

Our Logistics business’s operations are subject to various state, local, federal and foreign statutes and regulations prohibiting various activities that in many instances require permits and licenses. Failure to maintain compliance with applicable law and regulations, required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our Logistics business operating authorities. Moreover, government deregulation efforts, “modernization” of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise have a material adverse effect on our Logistics business specifically.

Our Logistics business is subject to seasonal trends and other factors beyond our control.

Historically, our Logistics business’s operating results have been subject to seasonal trends when measured on a quarterly basis. Its second fiscal quarter has traditionally been the weakest, and the third and fourth fiscal quarters have traditionally been the strongest. As a result, its quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which our Logistics business operates, holiday seasons, consumer demand, climate, economic conditions and numerous other factors. This historical seasonality has also been influenced by the growth and diversification of our Logistics business international network and service offerings. A substantial portion of our Logistics business’s revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our Logistics business’s revenue is, to a large degree, affected by factors that are outside of its control. In addition, our Logistics business has several primarily variable expenses that are fixed for a period of time, and it may not be able to adequately adjust them in a period of rapid change in market demand. Our Logistics business historic operating patterns may not continue in future periods as it cannot influence or forecast many of these factors. Comparisons of our operating results from period to period are, therefore, not necessarily meaningful and should not be relied upon as an indicator of future performance.

Factors Related To Janel’s Life Sciences Business

Changes in governmental regulations may reduce demand for our products and/or increase our expenses.

Life Sciences competes in markets in which it or its customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety, and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products and/or increase our costs of producing these products.

The success of Life Sciences depends on its ability to continually produce products that meet high quality standards such as purity, reproducibility and/or absence of cross- reactivity.

Product quality and reputation are key purchasing decision factors for our Life Sciences customers. While our Life Sciences operations have experienced and qualified personnel, long operating histories and substantial production systems and protocols in place, failure on our part to meet our customers’ high-quality product expectations (in particular with respect to product purity, reproducibility and specificity) may have a material adverse effect on our business and operations.

The success of Life Sciences is affected by its ability to maintain its intellectual property rights. If we are unable to adequately protect our intellectual property, if third parties infringe on our intellectual property rights, or if we are involved in disputes to determine the scope and validity of others' proprietary rights, we may suffer competitive injury or expend significant resources enforcing our rights.

Intellectual property rights heavily influence product development and differentiation. We own several patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which together are important to our business operations. However, the intellectual property rights we obtain are not always sufficiently broad and do not always guarantee a significant competitive advantage, and patents may not be issued for pending or future patent applications owned, submitted by, or licensed to us. Despite the steps that we and our licensors have taken to maintain and protect our intellectual property, we cannot fully prevent such intellectual property from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing. Sometimes, enforcement may not be available to us because a third-party may have a dominant intellectual property position or for other business reasons.

We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no guarantee that these agreements sufficiently protect our trade secrets and other proprietary rights and will not be breached, that we will have sufficient remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or other proprietary rights.

We may also be sued by third parties alleging that we have infringed their intellectual property rights. Such lawsuits are expensive, time-consuming and divert management's focus away from other business concerns. If we are found to be infringing the intellectual property of others, we could be required to cease certain activities, alter our products or processes, or pay licensing fees, any of which could cause unexpected costs and delays that may materially adversely affect us. If we are unable to obtain a required license on acceptable terms, or if we are unable to design around any third-party patent, we may be unable to sell some of our products and services, which could reduce revenue. Additionally, if we do not prevail in such lawsuits, a court may find damages or award other remedies in favor of the opposing party, which may materially adversely affect our earnings.

The biomedical and life sciences industries that we serve are under constant pressures to increase the predictability of or reduce healthcare costs, all of which may materially adversely affect our business and financial results due to our role in the healthcare supply chain.

Our Life Sciences products are sold primarily to research scientists at biomedical and life sciences companies and at academic research institutions. Development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Efforts to reduce or increase the predictability of healthcare costs may impact all stages of the healthcare supply chain, including the acquisition of antibodies, diagnostic reagents, diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. In addition, consolidation trends in the pharmaceutical, biotechnology and diagnostic industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers. Failure to anticipate and respond to competitors’ actions may materially adversely affect the future sales and earnings of Life Sciences and, therefore, Janel.

Risk Factors Related To Janel’s Manufacturing Business

Any decrease in the availability, or increase in the cost, of raw materials could materially affect Indco’s revenue and earnings.

The availability of certain critical raw materials such as motors, gear drivers, motor controls, standard hardware products, castings and steel bars, plates and shafts are subject to factors that are not within Indco’s control. In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions, or there may be other supply chain issues related to the procurement of such raw materials, including as a result of the COVID-19 pandemic, international conflicts, or climate change.

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

If suppliers increase the price of critical raw materials or are unwilling or unable to meet Indco’s demand, it may not have alternative sources of supply. In addition, costs of certain critical raw materials have been volatile due to factors beyond Indco’s control. Raw material costs are included in Indco’s contracts with customers, but in some cases Indco is exposed to changes in raw material costs from the time purchase orders are placed to when it purchases the raw materials for production. Changes in business conditions may have a material adverse effect on Indco’s ability to recover rapid increases in raw material costs and may materially adversely affect Indco’s, and, therefore, Janel’s, results of operations.

The extensive environmental, health and safety regulatory regimes applicable to Indco’s operations create potential exposure to significant liabilities.

The nature of Indco’s manufacturing business subjects its operations to numerous and varied federal, state, local and international laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Failure to comply with these laws and regulations, or with the permits required for Indco’s operations, could result in fines or civil or criminal sanctions, third-party claims for property damage or personal injury and investigation and cleanup costs. Potentially significant expenditures could be required in order to comply with new environmental laws or requirements that may be adopted or imposed in the future. Indco has used, and currently uses, certain substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations. Although Indco implements controls and procedures designed to reduce the continuing risk of adverse impacts and environmental, health and safety issues, Indco could incur substantial cleanup costs, fines and civil or criminal sanctions, and third-party property damage or personal injury claims as a result of violations, non-compliance or liabilities under these regulatory regimes.

As a manufacturing business, Indco also must comply with federal and state environmental laws and regulations that relate to the manner in which Indco stores and disposes of materials and the related reports that Indco is required to file. Indco cannot ensure that it will not incur additional costs to maintain compliance with environmental laws and regulations or that it will not incur significant penalties for failure to be in compliance.

Indco relies on a single location to manufacture its products.

Indco’s business operates out of a single location in New Albany, Indiana. Indco employs lean manufacturing techniques and, therefore, carries little inventory. Indco could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around its facility in Indiana, including an outbreak of an infectious disease such as COVID-19. As a result, Indco may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and Indco may suffer damage to its reputation. Indco’s, and, therefore, Janel’s, financial condition and results of operations may be materially adversely affected were such events to occur.

Risk Factors Related To Ownership of Janel’s Common Stock

Janel’s officers and directors and one of its stockholders have a controlling influence over Janel.

Janel’s officers and directors control the vote of approximately 61.7% of the outstanding shares of Janel’s common stock as of September 30, 2022, which includes Janel common stock such persons can acquire through the exercise of vested options granted to them. As a result, Janel’s officers and directors control the election of Janel’s directors and, therefore, have the ability to control the affairs of Janel. Furthermore, one particular investor in the Company has the right to appoint 50% of the members of Janel’s board of directors.

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

Our common stock is not as frequently traded as compared to the volume of trading activity associated with larger companies whose shares trade on the larger national exchanges. Because of this limited liquidity, stockholders may be unable to sell their shares at the prices or volumes they desire. As a result, the trading price of our shares may occasionally fluctuate drastically. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements, general conditions in the industry and the financial markets and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We have issued, and may continue to issue, shares of preferred stock with greater rights than our common stock.

Our certificate of incorporation authorizes our board of directors to issue shares of preferred stock and to determine the price and other terms for those shares without the approval of our stockholders. As of September 30, 2022, for example, we had 11,368 shares of Series C Cumulative Preferred Stock outstanding. Any such preferred stock we may issue in the future could rank ahead of our common stock with respect to certain rights or obligations, including in terms of dividends and liquidation rights.

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

Janel incurs significant costs to comply with the laws and regulations affecting public companies, which could harm its business and results of operations.

Janel is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes- Oxley Act”), and other applicable securities rules and regulations. These rules and regulations have increased, and will continue to increase, Janel’s legal, accounting and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult and more costly for Janel to obtain director and officer liability insurance, and Janel may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage.

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

As of September 30, 2022, Logistics leased 6,900 square feet of office space in Garden City, New York. This location serves as the executive offices of the Logistics segment. The lease term ends March 31, 2025.

As of September 30, 2022, Logistics leased twenty-five additional office spaces, some of which are on a month-to-month basis, in sixteen states located in the United States. Lease terms for these locations expire at various dates through March 31, 2025.

As of September 30, 2022, Indco owned an approximately 12,600 square-foot manufacturing facility on a 1.2-acre parcel of land in New Albany, Indiana.

As of September 30, 2022, Life Sciences owned an approximately 25,000 square-foot manufacturing facility on a 40-acre parcel of land in Davis, California. The Life Sciences segment also leases two other offices in the United States.

The Company believes that its owned and leased properties are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits that typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The information otherwise called for by this item is incorporated herein by reference to Note 20, Risks and Uncertainties, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

	Fiscal Year 2022		Fiscal Year 2021
Fiscal Quarter	High	Low	High	Low
First Quarter ended December 31	$29.00	$15.52	$8.00	$3.00

Second Quarter ended March 31	$52.00	$16.75	$17.50	$4.51

Third Quarter ended June 30	$47.00	$25.00	$18.00	$11.00

Fourth Quarter ended September 30	$57.11	$28.00	$19.00	$14.00

On September 30, 2022, the Company had 60 holders of its shares of common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

The closing price of the common stock on September 30, 2022 was $53.06 per share.

Common Stock Dividends

We have not declared, and currently do not plan to declare in the foreseeable future, dividends on our common stock.

Common Stock

On August 10, 2022, the Company issued 88,888 shares of its Common Stock, par value $0.001 per share, at a purchase price of $45 per share (the closing sale price per share of Common Stock on August 9, 2022) as reported on the Pink tier of the OTC market, or an aggregate purchase price of $4,000. The Shares were sold to accredited investors in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Series C Cumulative Preferred Stock (“Series C Stock”)

On March 31, 2022, the Company purchased 4,687 shares of the Series C Stock from two holders at a purchase price of $500 per share plus accrued and unpaid dividends, or an aggregate of $3,000, and exchanged 4,905 shares of Series C Stock plus accrued and unpaid dividends from one holder, for the issuance of 65,205 shares of the Company's Common Stock, par value $0.001 per share valued at $47.00 per share of Common Stock (the closing price for the Common Stock on March 30, 2022), or a total value of $3,065. The Company had 11,368 shares of Series C Stock outstanding as of September 30, 2022.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 7 should be read along with Janel’s audited financial statements and related notes thereto as of September 30, 2022 and 2021 and for each of the two years in the period ended September 30, 2022 included in this Annual Report on Form 10-K.

INTRODUCTION

Janel is a holding company with subsidiaries in three business segments: Logistics, Life Sciences and Manufacturing. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits, allocating Janel’s capital at higher risk-adjusted rates of return and attracting and retaining exceptional talent. Management at the holding company level focuses on significant capital allocation decisions and corporate governance. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand our portfolio into new strategic segments. Our acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

Recent Investment

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. ("Rubicon"), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the "Rubicon Purchase Agreement"). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represented 44.99% of Rubicon's issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The purpose of our investment in Rubicon is for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon's Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its NOL carry-forward assets.

Year Ended September 30, 2022 Acquisitions

On August 15, 2022, the Company completed a business combination whereby it acquired all of the membership interests of ECM Biosciences LLC, which we include in our Life Sciences segment.

Year Ended September 30, 2021 Acquisitions

On September 21, 2021, the Company completed a business combination whereby it acquired all of the membership interests of Expedited Logistics and Freight Services, LLC ("ELFS") and related subsidiaries, which we include in our Logistics segment.

On December 31, 2020, the Company completed a business combination whereby it acquired substantially all of the assets and certain liabilities of W.R. Zanes & Co. of LA., Inc. (“W.R. Zanes”), which we include in our Logistics segment.

On December 4, 2020, the Company completed a business combination whereby it acquired all of the membership interests of ImmunoChemistry Technologies, LLC (“ICT”), which we include in our Life Sciences segment.

Results of Operations – Janel Corporation

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8.

Refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2021, filed on December 23, 2021, for a comparison of fiscal year 2021 results of operations to the fiscal year 2020 results of operations, which specific discussion is incorporated herein by reference.

Our condensed consolidated results of operations are as follows:

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2022	2021
Revenue	$316,863	$146,419
Forwarding expenses and cost of revenue	250,666	113,986
Gross profit	66,197	32,433
Operating expenses	56,699	28,482
Income from operations	$9,498	$3,951
Net (loss) income	$(2,138)	$5,203
Adjusted operating income	$12,797	$5,894

Revenue for the year ended September 30, 2022 was $316,863, or 116.4% higher than fiscal 2021. Revenue increased largely due to our Logistics segment which benefited from acquisitions and higher freight prices due to tight global shipping capacity relative to the prior fiscal year. Income from operations for fiscal 2022 was $9,498 compared to an income from operations of $3,951 for fiscal 2021, an increase of $5,547, largely as a result of our Logistics segment which benefited from acquisitions and strong demand due to tight global shipping capacity, partially offset by higher spending in the corporate segment for stock based compensation and legal fees related to the Rubicon investment. Adjusted operating income for fiscal 2022 increased to $12,797 versus $5,894 in the prior fiscal year primarily due to the increase in Logistics profits partially offset by higher acquisition expenses at Corporate.

The Company’s net loss for the year ended September 30, 2022 totaled $2,138 or $2.07 per diluted share, compared to net income of approximately $5,203 or $5.26 per diluted share for the year ended September 30, 2021. The decline in net income was largely due to a non-cash mark-to-market write-down of our equity investment in Rubicon, higher interest expenses and higher earn-out accruals as profit related to an acquisition were higher than expected.

The following table sets forth a reconciliation of income from operations to adjusted operating income:

Adjusted Operating Income
Fiscal years ended September 30,
(in thousands)

	2022	2021
Income from operations	$9,498	$3,951
Amortization of intangible assets	1,975	1,120
Stock-based compensation	832	115
Cost recognized on sale of acquired inventory	492	708
Adjusted operating income	$12,797	$5,894

BUSINESS PERFORMANCE

Results of Operations – Logistics

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include arrangement of freight forwarding by air, ocean and ground, customs entry filing, warehousing, cargo insurance procurement, logistics planning, product repacking and online shipment tracking.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2022	2021
Revenue	$295,343	$125,863
Forwarding expense	242,946	106,139
Gross profit	$52,397	$19,724
Gross profit margin	17.7%	15.7%
Selling, general and administrative expenses	$40,075	$16,656
Income from operations	$12,322	$3,068

Fiscal 2022 compared with fiscal 2021

Revenue

Total revenue in fiscal 2022 was $295,343 as compared to $125,863 in fiscal 2021, an increase of $169,480 or 134.7%. Of the increase in revenue, two acquisitions accounted for $102,412 of additional revenue compared to the prior year and $67,068 represented organic growth. A rise in transportation rates drove organic growth due to a shortage of transportation capacity globally. Higher prices for ocean, air and trucking services led to significant growth in both gross revenue and forwarding expenses. Our volume, as measured in ocean freight by twenty-foot equivalent units, grew 3%, air freight volume as measured by metric tons increased 17% and customs entries grew 4%. In fiscal 2023, we anticipate both gross revenue and forwarding expenses decreasing as demand is expected to decrease to match the industry's available capacity.

Gross Profit

Gross profit in fiscal 2022 was $52,397, an increase of $32,673, or 165.7%, as compared to $19,724 in fiscal 2021. Two acquisitions accounted for $26,170 of additional gross profit, while a 33% increase in organic gross profit was attributed to volume growth and higher pricing across most of our services—especially air and ocean—resulting in higher adjusted gross profits per transaction. Gross profit as a percentage of revenue increased to 17.7% compared to 15.7% for the prior year, due to the higher gross profit margins at an acquired business partially offset by lower gross profit margins due to the increase in transportation rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2022 were $40,075 as compared to $16,656 in fiscal 2021. The increase of $23,419, or 140.6%, was mainly due to additional expenses from acquired businesses and costs to support business growth. As a percentage of gross revenue, selling, general and administrative expenses were 13.6% and 13.2% for fiscal 2022 and fiscal 2021, respectively.

Income from Operations

Income from operations increased to $12,322 in fiscal 2022 compared to $3,068 in fiscal 2021. Income from operations increased as a result of the contribution from acquisitions, favorable industry pricing and operating leverage from revenue growth. Our operating margin as a percentage of gross profit was 23.5% in fiscal 2022 compared to 15.6% in fiscal 2021, largely due to operating leverage from significantly higher gross profit due to elevated industry demand and pricing.

Results of Operations - Life Sciences

The Company's Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2022	2021
Revenue	$11,625	$11,992
Cost of sales	2,441	3,156
Cost recognized upon sale of acquired inventory	492	708
Gross profit	$8,692	$8,128
Gross profit margin	74.8%	67.8%
Selling, general and administrative expenses	$5,421	$4,469
Income from operations	$3,271	$3,659

Fiscal 2022 compared with fiscal 2021

Revenue

Total revenue was $11,625 in fiscal 2022 compared with $11,992 in fiscal 2021. Revenue decreased 3.0% or $367 primarily related to the timing of orders, in particular for diagnostic reagents.

Gross Profit

Gross profit was $8,692 and $8,128 for fiscal years 2022 and 2021, respectively, representing a year-over-year increase of $564 or 6.9%. In the fiscal years ended September 30, 2022 and 2021, the Life Sciences segment had a gross profit margin of 74.8% and 67.8%, respectively. The increase in gross profit and the related margin reflected lower cost recognized upon the sale of acquired inventory and improved product mix. The gross profit margin was impacted by the amortization of non-cash acquired inventory expenses of $492 and $708 for fiscal 2022 and 2021, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $5,421 and $4,469 for fiscal years 2022 and 2021, respectively. The year-over-year increase was largely due to inflation, additional cost in the business to support future growth and expenses from acquired businesses. As a percentage of revenue, selling, general and administrative expenses were 46.6% and 37.3% for fiscal 2022 and fiscal 2021, respectively.

Income from Operations

The Life Sciences business earned $3,271 and $3,659 in income from operations for fiscal 2022 and 2021, respectively. The decrease in operating income reflected a decline in revenue and higher expenses partially offset by favorable mix in the business. As a result of these factors, the income from operations as a percentage of revenue declined from 30.5% in fiscal year 2021 to 28.1% in fiscal year 2022.

Results of Operations - Manufacturing

The Company's Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2022	2021
Revenue	$9,895	$8,564
Cost of sales	$4,787	$3,983
Gross profit	$5,108	$4,581
Gross profit margin	51.6%	53.5%
Selling, general and administrative expenses	$3,095	$2,696
Income from operations	$2,013	$1,885

Fiscal 2022 compared with fiscal 2021

Revenue

Total revenue was $9,895 in fiscal 2022 compared with $8,564 in fiscal 2021, an increase of 15.5%. The revenue increase largely reflected higher product pricing implemented to address an increase in the cost of sales and an increase in volume as demand remained steady.

Gross Profit

Gross profit was $5,108 and $4,581 for fiscal years 2022 and 2021, respectively. Gross profit margin for the Manufacturing segment during fiscal 2022 was 51.6%, as compared to 53.5%, in fiscal 2021. The year-over-year decrease in gross profit margin was generally due to mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $3,095 and $2,696 for fiscal years 2022 and 2021, respectively. As a percentage of gross revenue, selling, general and administrative expenses were 31.3% and 31.5% for fiscal 2022 and fiscal 2021, respectively, as expenses remained consistent with the growth of the business.

Income from Operations

Income from operations for fiscal 2022 was $2,013 compared to $1,885 in fiscal 2021, representing a 6.8% increase compared to the prior year and consistent with the growth in the business.

Results of Operations – Corporate and Other

Below is a reconciliation of income from operating segments to net (loss) available to common stockholders:

	Years Ended September 30,
	2022	2021
	(In thousands)
Total income from operating segments	$17,606	$8,612
Corporate expenses	(5,342)	(3,493)
Amortization expense	(1,976)	(1,120)
Stock-based compensation	(790)	(48)
Total Corporate expenses	(8,108)	(4,661)
Interest expense	(1,276)	(589)
Change in fair value of mandatorily redeemable non-controlling interest	411	(93)
Fair value adjustments to Rubicon investment (net of dividends)	(7,601)	—
Change in fair value of earnout	(980)	—
Gain on Paycheck Protection Program loan forgiveness	—	2,895
Net income before taxes	52	6,164
Income tax expense	(2,190)	(961)
Net (loss) Income	(2,138)	5,203
Preferred stock dividends	(586)	(766)
Non-controlling interest dividends	(404)	—
Net (loss) Income Available to Common Stockholders	$(3,128)	$4,437

Total Corporate Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $3,447 to $8,108, or 74.0%, in fiscal 2022 as compared to fiscal 2021. The increase was due primarily to legal and consulting costs related to the Rubicon investment, stock-based compensation related to restricted stock issuance with immediate vesting, higher accounting-related professional expense, increased merger and acquisition expenses and increases in amortization of intangible expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $687, or 116.6%, to $1,276 in fiscal 2022 from $589 in fiscal 2021. The increase was primarily due to higher average debt balances to support our acquisition efforts and higher interest rates.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $2,190 in fiscal 2022, as compared to an income tax expense of $961 in fiscal 2021. The increase in expense was primarily due to an increase in pretax income and the non-deductible legal consulting expense related to the Rubicon investment and utilization of prior NOL carry forwards. In 2016, a deferred tax asset was established to reflect a net operating loss carryforward. The Company fully utilized its Federal loss carryforwards in fiscal 2022 and still has a small number of state loss carryforwards that could be used in the future with ongoing profitability.

Preferred Stock Dividends

Preferred stock dividends include the Company’s Series C Stock and dividends accrued but not paid. For the year ended September 30, 2022 and 2021, preferred stock dividends were $586 and $766, respectively. The decrease in dividends of $180, or 23.5%, was the result of the Company retiring $6,000 of Series C Preferred Stock on March 31, 2022 and the annual dividend rate change from 9% to 5%. Dividends accrued but not paid on the Company’s Series C Stock were $1,745 and $2,427 as of September 30, 2022 and 2021, respectively.

Net (loss) Income

Net (loss) income was ($2,138), or $2.07 per diluted share, for fiscal 2022 and $5,203, or $5.26 per diluted share, for fiscal year 2021. The decrease in net income was primarily due to an unrealized loss on the Rubicon investment, higher interest expense and the change in fair value of an earnout, partially offset by higher operating income.

Net (loss) income Available to Common Stockholders

Net (loss) income available to common stockholders was ($3,128) or ($3.03) per diluted share for fiscal 2022 and $4,437 or $4.48 per diluted share for fiscal 2021. The decrease in net income was primarily due to unrealized loss on the Rubicon investment, higher interest expense and the change in fair value of an earnout, partially offset by higher operating income and non-controlling interest dividend.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements–including satisfying debt obligations and funding working capital, day-to-day operating expenses and capital expenditures–depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond Janel’s control. Our Logistics segment depends on commercial credit facilities to fund day-to-day operations, as there is a difference between the timing of collection cycles and the timing of payments to vendors.

As a customs broker, our Logistics segment makes significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations, such as the payment of duties and taxes to customs authorities primarily in the United States. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenue or expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. These “pass through” billings can influence our traditional credit collection metrics. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes that it has established effective credit control procedures and has historically experienced relatively insignificant collection problems.

Janel’s cash flow performance for the 2022 fiscal year may not necessarily be indicative of future cash flow performance.

As of September 30, 2022, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $357, or 6%, to $6,591 from $6,234 as of September 30, 2021. During the fiscal year ended September 30, 2022, Janel’s net working capital deficiency (current assets less current liabilities) decreased by $1,641, from ($14,784) at September 30, 2021 to ($13,143) at September 30, 2022.

Cash flows from continuing operating activities

Net cash provided by (used in) continuing operating activities for fiscal years 2022 and 2021 was $12,107 and ($201), respectively. The increase in cash provided by operations for the year ended September, 2022 was driven principally by higher profits, timing of cash collections for accounts receivables and cash payments on accounts payables primarily in our Logistics segment for the year ended September 30, 2022.

Cash flows from investing activities

Net cash used in investing activities, mainly for the acquisition of subsidiaries, was $11,469 for fiscal 2022 and $16,108 for fiscal 2021. Net cash used in investing activities for fiscal 2022 related to the Rubicon investment (net of dividend) and one Life Sciences acquisition. The fiscal 2021 amount was associated with two Logistics acquisitions and one Life Sciences acquisition. The Company also used $551 for the acquisition of property and equipment for the year ended September 30, 2022 compared to $234 for the year ended September 30, 2021.

Cash flows from financing activities

Net cash (used in) provided by financing activities was ($281) for fiscal 2022 and $19,194 for fiscal 2021. Net cash used in financing activities in fiscal 2022 primarily included proceeds from an increase in our amended term loan, proceeds from our private placement offering, offset by repayments on our line of credit and repurchase of Series C Preferred Stock. Net cash provided by financing activities in fiscal year 2021 primarily included proceeds from an increase in our line of credit–which financed our acquisition of ELFS–and proceeds from the sale of Series C Preferred Stock, partially offset by repayments on our term loan and notes payables to related party.

Credit Facilities

Logistics

Santander Bank Facility

On October 17, 2017, the Janel Group ("Janel Group"), a wholly-owned subsidiary of the Company, and its subsidiaries, with the Company as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”), as amended. The borrowers' obligations under the Santander Facility are secured by all of the assets of the borrowers, and the Santander Loan Agreement contains customary terms and covenants. On September 21, 2021, the Santander Loan Agreement was amended and restated by the Amended and Restated Loan and Security Agreement by and among Janel Group and Janel Group's wholly-owned subsidiaries, ELFS and ELFS Brokerage, LLC, as borrowers (the "Borrowers"), the Company and Expedited Logistics and Freight services, LLC, an Oklahoma limited liability company and wholly-owned subsidiary of Janel Group, as loan party obligors, and Santander.

As amended and restated, the Santander Loan Agreement provided that the maximum revolving facility amount available increased from $17,000 to $30,000 (limited to 85% of the borrowers' eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Loan Agreement), interest accrued at an annual rate equal to LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points at close, with a potential LIBOR floor reduction to 25 basis points upon certain conditions; the Company was provided the option of making distributions of up to $1 million annually on its outstanding shares of Series C Cumulative Preferred Stock (the "Series C Preferred Stock") if specified conditions are met, and the maturity date of the Santander Facility was extended to September 21, 2026.

On March 31, 2022, the Santander Loan Agreement was amended to provide for, among other changes: (i) the maximum revolving facility amount available was increased from $30,000 to $31,500 (limited to 85% of the Borrowers' eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Loan Agreement); (ii) the LIBOR basis on which interest under the Santander Loan Agreement was calculated was changed to the Secured Overnight Financing Rate ("SOFR") and interest on the Santander Facility accrues at an annual rate equal to the one-month SOFR plus 2.75%; (iii) a one-time increase from $1 million to $3 million in the amount the Company was permitted to distribute to holders of the Company's Series C Preferred Stock if specified conditions are met; and (iv) the amount of indebtedness of the Company's Antibodies Incorporated subsidiary which the Company was permitted to guaranty was increased from $2,920 to $5,000.

On July 13, 2022, the Santander Loan Agreement was further amended by the Consent, Waiver and Second Amendment (the "Second Santander Amendment") to (i) increase the maximum revolving facility amount available to $35,000 (limited to 85% of the Borrowers' eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement), and (ii) provided for a new bridge term loan to the Company in the principal amount of up to $12,000 (the "Bridge Facility") to be funded in connection with the acquisition by the Company of up to 45% of the outstanding shares of Rubicon Technology, Inc., a Delaware corporation (the "Rubicon Transaction"), subject to the satisfaction of certain customary limited conditions. The Bridge Facility was drawn on August 18, 2022 and matured on the earlier to occur of (i) twenty (20) business days following the funding of the Bridge Facility and (ii) the date of funding of the dividend to be paid by Rubicon in connection with the Rubicon Transaction. The Company repaid the Bridge Facility in full on August 30, 2022. The Second Santander Amendment also contained a one-time waiver and consent to (a) the consummation of the Rubicon Transaction, and (b) a dividend of $2,500 to be paid by Janel Group to the Company.

At September 30, 2022, outstanding borrowings under the Santander Facility were $26,396, representing 75.4% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 5.79%.

At September 30, 2021, outstanding borrowings under the Santander Facility were $29,637, representing 98.8% of the $30,000 available thereunder, and interest was accruing at an effective interest rate of 3.00%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both September 30, 2022 and September 30, 2021.

Working Capital Requirements

Through September 30, 2022, the Logistics segment’s cash needs were met by the Santander Facility and cash on hand. As of September 30, 2022, the Logistics segment had, subject to collateral availability, $7,400 available for future borrowings under its $35,000 Santander Facility and $1,882 in cash.

The Company believes that its current financial resources will be sufficient to finance the operations and obligations (current and long-term liabilities) of the Logistics segment for the short- and long-term. However, the actual working capital needs of the Logistics segment will depend upon numerous factors, including operating results; the costs associated with growing the Logistics segment, either organically or through acquisitions; competition and availability under the Santander Facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, the operations of the Logistics segment will be materially negatively impacted.

Life Sciences

First Northern Bank of Dixon

On June 21, 2018, Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company, entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”). As amended, the First Northern Loan Agreement provides for a $2,235 term loan (the “First Northern Term Loan”), which bears interest at an annual rate of 4.00% and matures on November 14, 2029. In addition, Antibodies has a $750 revolving credit facility with First Northern, which currently bears interest at a variable index rate, currently 7.75% and matures on November 10, 2023 (the “First Northern Revolving Loan”). Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (“First Northern Solar Loan”), bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (“Generator Loan”), bearing interest at the annual rate of 4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan at September 30, 2022 and 2021. Antibodies' obligations to First Northern are secured by Antibodies' real property and are guaranteed by Janel.

As of September 30, 2022, the total amount outstanding under the First Northern Term Loan was $2,084, of which $2,027 is included in long-term debt and $57 is included in the current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2022, the total amount outstanding under the First Northern Solar Loan was $23, of which $15 is included in long-term debt and $8 is included in the current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of September 30, 2021, the total amount outstanding under the First Northern Term Loan was $2,139, of which $2,084 is included in long-term debt and $55 is included in the current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2021, the total amount outstanding under the First Northern Solar Loan was $105, of which $101 is included in long-term debt and $4 is included in the current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

The Company was in compliance with the financial covenants defined in the First Northern Loan Agreement at September 30, 2022 and September 30, 2021.

Working Capital Requirements

Life Sciences cash needs are currently met by the First Northern Loan Agreement and cash on hand of $1,147. The Company believes that the current financial resources will be sufficient to finance Life Sciences operations and obligations (current and long-term liabilities) for the long- and short- term. However, actual working capital needs will depend upon numerous factors, including operating results; the cost associated with growing Life Sciences, either organically or through acquisitions; competition and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Life Sciences operations will be materially negatively impacted.

Manufacturing

First Merchants Bank Credit Facility

On March 21, 2016, Indco entered into a Credit Agreement (the "First Merchants Credit Agreement") with First Merchants Bank ("First Merchant"), which has been as amended.

On August 1, 2022, Indco and First Merchants entered into Amendment No. 3 to the First Merchants Credit Agreement, modifying the terms of Indco's credit facilities.

Under the revised terms, the credit facilities consist of a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan and the continuation of a mortgage loan in the original principal amount of $680 (collectively, the "First Merchants Facility"). Interest will accrue on the term loan at an annual rate equal to one-month adjusted term SOFR plus either 2.75% (if Indco's total funded debt to EBITDA ratio is less than 2:1), or 3.5% (if Indco's total funded debt to EBITDA ratio is greater than or equal to 2:1). Interest will accrue on the revolving loan at an annual rate equal to one-month adjusted term SOFR plus 2.75%. Interest will accrue on the mortgage loan at a fixed annual rate of 4.19% until July 1, 2023. Indco's obligations under the First Merchants Credit Facility are secured by all of Indco's real property and other assets, and are guaranteed by Janel, and Janel's guarantee of Indco's obligations is secured by a pledge of Janel's Indco shares. The term loan and revolving loan portions of the First Merchants Credit Facility will expire on August 1, 2027, and the mortgage loan will mature on July 1, 2025 (subject to earlier termination as provided in the First Merchant Credit Agreement), unless renewed or extended.

As of September 30, 2022, there were no outstanding borrowings under the revolving loan, $5,420 of borrowings under the term loan, and $631 of borrowing under the mortgage loan, with interest accruing on the term loan and mortgage loan at an effective interest rate of 6.63% and 4.19%, respectively.

As of September 30, 2021, there were no outstanding borrowings under the revolving loan, $2,713 of borrowings under the term loan, and $655 of borrowing under the mortgage loan, with interest accruing on the term loan and mortgage loan at an effective interest rate of 2.83% and 4.19%, respectively.

Indco was in compliance with the financial covenants defined in the First Merchants Credit Agreement at both September 30, 2022 and September 30, 2021.

Working Capital Requirements

Manufacturing’s cash needs are currently met by the term loan and revolving credit facility under the First Merchants Credit Agreement and cash on hand. As of September 30, 2022, Manufacturing had $1,000 available under its $1,000 revolving facility subject to collateral availability and $1,221 in cash. The Company believes that the current financial resources will be sufficient to finance the Manufacturing segment's operations and obligations (current and long-term liabilities) for the long- and short- term. However, actual working capital needs will depend upon numerous factors, including operating results; the cost associated with growing the Manufacturing segment, either organically or through acquisitions; competition; and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Manufacturing’s operations will be materially negatively impacted.

CURRENT OUTLOOK

The results of operations in the Logistics, Life Sciences and Manufacturing segments are affected by the general economic cycle, particularly as it influences global trade levels and specifically the import and export activities of our Logistics segment’s various current and prospective customers. Historically, the Company’s annual results of operations have been subject to seasonal trends which have been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions, the growth and diversification of the segment’s international network and service offerings and other similar and subtle forces.

The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

The Company’s subsidiaries are implementing business strategies to grow revenue and profitability for fiscal 2023 and beyond. Our Logistics strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions and a continued focus on implementing lean methodologies to contain operating expenses. In fiscal 2023, we anticipate both gross revenue and profit declines relative to the prior fiscal year as transportation demand moderates to match the industry's available capacity.

Our Life Sciences and Manufacturing segments expect to introduce new product lines and wider distribution and promotion of their products with internet sales efforts. In addition to supporting its subsidiaries’ growth plans, the Company may seek to grow by entering new business segments through acquisition.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, included herein, which contains a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is evaluated for impairment annually or more frequently if an event occurs or circumstances change, such as material deterioration in performance that would indicate an impairment may exist. When evaluating goodwill for impairment, we may first perform a qualitative assessment (“step zero” of the impairment test) to determine whether it is more likely than not that a reporting unit is impaired. If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not the carrying amount of a reporting unit exceeds its the fair value, then we perform a quantitative assessment (“step one” of the impairment test) and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of our acquisitions.

No indicators of impairment were identified from the date of our annual impairment test through September 30, 2022.

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

The estimated fair value of each intangible and long-lived assets is compared to its carrying amount to determine if impairment exists. If the carrying amount of a intangibles and long-lived assets exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the intangibles and long-lived assets. No indicators of impairment of our intangibles and long-lived assets were identified from the date of our annual impairment test through September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022, and based on their evaluation, has concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have performed an evaluation of the effectiveness of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Commission. Based on this assessment, management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officers and directors of the Company are as follows:

Name	Age	Position
Dominique Schulte	49	Board Chair, President and Chief Executive Officer
Brendan J. Killackey	48	Director, Chief Information Officer
Gerard van Kesteren	73	Director, Chair of Audit Committee
John J. Gonzalez, II	72	Director, Senior Advisor for Mergers and Acquisitions
Gregory J. Melsen	70	Director, Chair of Nominating and Corporate Governance Committee
Karen Miller Ryan	58	Director, Chair of Compensation Committee
Vincent A. Verde	60	Principal Financial Officer, Treasurer and Secretary

Dominique Schulte has served as a Director of the Company since November 2015 and as Board Chair since May 8, 2018. Since October 1, 2018, Ms. Schulte has served as the Company’s President and Chief Executive Officer. Ms. Schulte practiced law at Simpson Thacher & Bartlett LLP in New York from 1999 through 2009, where she specialized in corporate and securities law and oversaw a number of successful securities transactions. Ms. Schulte is the managing member of Oaxaca Group, LLC (“Oaxaca”), which is the Company’s largest individual shareholder. Ms. Schulte is well-qualified to serve as a member of the Company’s board of directors based on her extensive experience in the practice of corporate and securities law.

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

Gerard van Kesteren has served as a Director of Janel since November 2015. From 1999 until 2014, Mr. van Kesteren served as the Chief Financial Officer of Kuehne + Nagel Group, an international freight forwarder and leading global provider of innovative and fully integrated supply chain solutions. Mr. van Kesteren has served as a director of Raben Group NV (Netherlands) and Planzer Holding AG (Switzerland) since 2015, and CTP NV (Netherlands) since 2021 and Deufol SE (Germany) since 2022. Mr. van Kesteren is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in the freight forwarding and logistics industry. Mr. van Kesteren serves as the chair of the Audit Committee.

John J. Gonzalez, II has served as a Director of Janel since June 2016. Prior to that, he was a Senior Managing Director of Janel Group, following the August 2014 purchase by the Company of Alpha International and President Container Lines (“Alpha/PCL”), which he co-founded in 1979. Mr. Gonzalez has been involved in the transportation business since 1969. Mr. Gonzalez is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in the freight forwarding and logistics industry. Mr. Gonzalez served as chair of the Compensation Committee through September 28, 2022.

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

Mr. Melsen has over 45 years of business experience, primarily in the accounting and finance areas. He has served as Chief Financial Officer at a number of companies and has 19 years of public accounting experience, including nine years as partner at Deloitte. Mr. Melsen is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in accounting and finance. Mr. Melsen serves as Chair of the Nominating and Governance Committee.

Karen Miller Ryan, also known professionally as Karen Padgett, has served as a Director of Janel since October 2021. Prior to that, she served as Vice President of Global Marketing and Vice President of the Antibody Business Unit of Bio-Techne, a public global life science business from 2014 until 2019. From 1996 until 2014, Ms. Miller Ryan was the founder and Chief Executive Officer of Novus Biologicals, a private research reagent company, which she successfully grew until its sale to Bio-Techne. Ms. Miller Ryan is well qualified to serve as a member of the Company’s board of directors based on her extensive life science and executive leadership experience. On September 28, 2022, Ms. Miller Ryan was appointed as chair of the Compensation Committee.

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

Directors hold office for a one-year term until they are re-elected, or their successors have been duly elected and qualified. The executive officers are elected by the Board of Directors on an annual basis and serve under the direction of the Board. Executive officers devote all of their business time to the Company’s affairs.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Class A common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.

Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s common stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended September 30, 2022.

Board of Directors

During the fiscal year ended September 30, 2022, the board of directors met fourteen times. No incumbent director attended fewer than 75% of the aggregate of the total number of meetings of the board of directors of the Company and the total number of meetings held by all board committees in which that director served.

Committees.

The Company’s Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Company’s board of directors and is available on its website located at www.janelcorp.com.

Audit Committee.

The Company’s audit committee (“Audit Committee”) oversees its corporate accounting and financial reporting process. The Audit Committee consists of Mr. van Kesteren as the chair, Mr. Gonzalez, Mr. Melsen and Ms. Miller Ryan. The Audit Committee met five times during fiscal 2022. The Audit Committee has the following responsibilities, among others, as set forth in the Audit Committee charter:

•
reviewing and assessing the effectiveness of external auditors, their independence from Janel and any additional assignments they may be given, as well as reviewing their appointment, termination and remuneration;

•	reviewing and assessing the scope and plan of the audit, the examination process, audit results and reports, as well as whether auditor recommendations have been implemented by management;
•	recommending the approval of the annual internal audit report, including the responses of management thereto;
•	assessing management’s established risk assessment and any proposed measures to reduce risk;
•	assessing the Company’s efforts and policies of compliance with relevant laws and regulations;
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

The Company’s board of directors designated Gerard van Kesteren as an audit committee financial expert considering his experience as Chief Financial Officer of Kuehne + Nagel Group. In addition, the Company’s board of directors has determined that Mr. Melsen’s extensive experience as a partner with Deloitte and his experience as Chief Financial Officer of Healthsense, Inc. and Techne Corporation qualifies him as an audit committee financial expert. The board of directors of the Company has determined that Messrs. Gonzalez, Melsen and van Kesteren and Ms. Miller Ryan meet the definition of independent directors under the Company’s criteria. The board of directors of the Company has determined that Ms. Miller Ryan and Mr. Melsen meet the Company’s independence criteria for audit committee membership, which is based on the Nasdaq rules regarding audit committee independence. The board of directors of the Company, however, has determined that Mr. van Kesteren does not meet the Company’s independence criteria for audit committee membership, as he received an annual $40,000 consulting fee during the fiscal year 2022 for services rendered to the Company’s Logistics segment. The board of directors of the Company has also determined that Mr. Gonzalez does not meet the Company’s independence criteria for audit committee membership, as he received an annual $90,000 consulting fee and cost of health insurance of $19,000 during the fiscal year 2022 for services rendered to the Company’s Logistics segment.

Compensation Committee

The Company’s compensation committee (the “Compensation Committee”) formulates, reviews and recommends compensation policies that are consistent with Janel’s established compensation philosophy and that will enable it to attract and retain high-quality leadership.

The Compensation Committee met four times during fiscal 2022. The Compensation Committee has the following responsibilities, among others, as set forth in the Compensation Committee’s charter:

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

The Company’s Compensation Committee consists of Messrs. Gonzalez, Melsen and van Kesteren and Ms. Miller Ryan. Through September 28, 2022, Mr. Gonzalez served as the chair of the Compensation Committee. On September 28, 2022, Ms. Miller Ryan was appointed as chair of the Compensation Committee. The Company’s board of directors has determined that Messrs. Gonzalez, Melsen and van Kesteren, and Ms. Miller Ryan are independent members of the Compensation Committee.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) is responsible for developing and implementing policies and procedures that are intended to assure that Janel’s board of directors and the boards of directors (or equivalent) of its subsidiaries will be appropriately constituted and organized to meet its fiduciary obligations to the Company and its stockholders on an ongoing basis. The Nominating and Corporate Governance Committee met four times during fiscal 2022. Among other matters, the Nominating and Corporate Governance Committee is responsible for the following, as set forth in the Nominating and Corporate Governance Committee’s charter:

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
•
reviewing timely nominations by stockholders for the election of individuals to Janel’s board of directors and ensure that such stockholders are advised of any action taken by the board of directors with respect thereto.

The Company’s Nominating and Corporate Governance Committee consists of the Company’s full board of directors. Mr. Melsen serves as the chair of the Nominating and Corporate Governance Committee.

Independence of Directors

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, is not at this time required to (and does not) have a board of directors comprised of a majority of independent directors. Pursuant to Item 407(a) of Regulation S-K, however, Janel must disclose each director that is independent under the independence standards of either the New York Stock Exchange or Nasdaq, as selected by Janel. The Company has elected to use the independence standards prescribed under Nasdaq Rule 5605(a)(2), which defines an “independent director” as a person who does not have any relationship with the Company which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based on the applicable criteria, the Company’s board of directors has determined that Mr. Killackey is not independent, as he is an employee of the Company. Ms. Schulte is not independent by virtue of the fact that she is an Executive Officer of the Company.

The board of directors has determined that Messrs. Gonzalez, Melsen and van Kesteren and Ms. Miller Ryan are independent directors.

Director Compensation

The following table summarizes the compensation paid to the Company’s non-executive directors for their services during the Company’s fiscal year ended September 30, 2022 (actual dollar amounts):

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	All Other Compensation		Total
Gerard van Kesteren	$50,000	$47,675	$40,000	(3)	$137,675
John J. Gonzalez	$50,000	$47,675	$109,000	(4)	$206,675
Gregory J. Melsen	$50,000	$47,675	$—		$97,675
Karen Miller Ryan	$40,000	$47,675	$—		$87,675

(1)	Compensation is paid on a monthly basis.
(2)
The aggregate number of options outstanding as of September 30, 2022, for each director was as follows: Gerard van Kesteren – 4,999, John J. Gonzalez II – 4,999, Gregory J. Melsen – 11,875, and Karen Miller Ryan – 2,500.

(3)	Represents compensation paid to Mr. van Kesteren in connection with his consulting agreement.
(4)	Represents compensation paid to Mr. Gonzalez in connection with his consulting arrangement and payment of medical insurance premiums.

Pursuant to the Company’s non-employee director compensation policy, for the fiscal year 2022 non-employee directors received a retainer at an annual rate of $40,000, payable on a monthly basis, and 2,500 options, pursuant to the Amended and Restated Janel Corporation 2017 Equity Incentive Plan or such other equity plan that the Company may adopt from time to time. Directors who also serve as executive officers of the Company do not receive additional compensation for their board service.

Committee chairs receive an additional retainer at an annual rate of $10,000. According to the non-employee director compensation policy, non-employee directors will be reimbursed for their reasonable travel and other expenses incurred to attend board of directors or board committee meetings.

Employment Arrangements

No active employment arrangements.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics, including a whistleblower policy, that applies to all of its employees, including executive officers and directors. The code of business conduct and ethics, including our whistleblower policy, is available on the Company’s website at www.janelcorp.com. The Company intends to disclose, if required, any future amendments to, or waivers from, the code of business conduct and ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

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

Communications with the Board

Any stockholder desiring to contact the board, or any specific director(s), may send written communications to: Board of Directors (Attention: (Name(s) of director(s), as applicable)), c/o the Company’s Secretary, 80 Eighth Avenue, New York, New York 10011. Any proper communication so received will be processed by the Secretary. If it is unclear from the communication received whether it was intended or appropriate for the board, the Secretary will (subject to any applicable regulatory requirements) use his or her judgment to determine whether such communication should be conveyed to the board of directors or, as appropriate, to the member(s) of the board of directors named in the communication.

Leadership Structure and Risk Oversight

While the board of directors believes that there are various structures that can provide successful leadership to the Company, the Company’s executive functions are carried out by Ms. Schulte, the Company’s President and Chief Executive Officer, who also serves as chair of the Company’s board of directors and, together with the other directors, brings experience, oversight and expertise to the management of the Company.

The board of directors believes that, due to the small size of the Company, this leadership structure best serves the Company and its stockholders. Management is responsible for the day-to-day management of risks the Company faces, while the board of directors has collective responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, management discusses with the board of directors the risks facing the Company and its strategy for managing them.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction
(actual dollar amounts)

The following table provides summary information concerning compensation paid or accrued by us to our Chief Executive Officer and President, our Chief Information Officer and our Principal Financial Officer, Treasurer and Secretary. We refer to these individuals collectively as the “named executive officers”.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2022 and 2021 (actual dollar amounts):

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	All Other Comp. ($)		Total ($)
Dominique Schulte, Chief Executive Officer and President	2022	50,000	—	19,299	(1)	69,299
	2021	50,000	—	16,478		66,478

Brendan J. Killackey, Chief Information Officer	2022	160,000	106,836	11,772	(2)	278,608
	2021	160,000	44,000	11,659		215,659
Vincent A. Verde, Principal Financial Officer,
Treasurer and Secretary	2022	215,000	80,936	27,606	(3)	323,542
	2021	215,000	25,000	27,438		267,438

(1)
Amounts reported under all other compensation for the fiscal year ended September 30, 2022, include $18,360 of medical insurance premiums and $939 of 401K contributions paid for the fiscal year ended 2022.

(2)	Includes $6,763 of medical insurance premiums and $5,009 of 401(k) contributions paid on behalf of Mr. Killackey for the fiscal year ended 2022.
(3)
Amounts reported under all other compensation for the fiscal year ended September 30, 2022 include $20,864 of medical insurance premiums and $6,742 of 401(k) contributions paid on behalf of Mr. Verde for the fiscal year ended 2022.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the fiscal years ended September 30, 2022 and 2021 were approximately $379,300 and $288,000, respectively.

The administrative expense charged to operations for the fiscal years ended September 30, 2022 and 2021 aggregated approximately $64,000 and $59,000, respectively.

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

On September 21, 2021, the Board of Directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan (the “Amended and Restated Plan”), which amended and restated the prior 2017 Equity Incentive Plan, as previously amended, and pursuant to which non-statutory stock options, restricted stock awards and stock appreciation rights with respect to up to 200,000 shares of the Company’s Common Stock, par value $.001 per share, may be granted to employees, directors and consultants to the Company and its subsidiaries. Participants and all terms of any grant under the Amended and Restated Plan are in the discretion of the Company’s Compensation Committee.

Outstanding Equity Awards at September 30, 2022

None of our named executive officers had any outstanding stock awards at September 30, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2022. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of shares of common stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons or entities known to the Company to be the beneficial owners of 5% or more of the outstanding shares of the Company’s common stock as of September 30, 2022.

Name and address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Oaxaca Group L.L.C.(2)	485,302	40.9%
John Eidinger	186,704	15.7%
John J. Gonzalez, II (3)	106,570	9.0%
Gerard van Kesteren(3)	81,887	6.8%
Brendan Killackey	59,333	5.0%

(1)	The address of each person and entity included in this table is 80 Eighth Avenue, New York, NY 10011
(2)	These shares are held by Oaxaca Group L.L.C. Ms. Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.
(3)	Includes 2,500 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2022.

Directors and Executive Officers

The following table sets forth information with respect to the beneficial ownership of the shares of common stock as of September 30, 2022 by each “named executive officer”, each current director and each nominee for election as a director and all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Dominique Schulte (1)	485,302	40.9%
John J. Gonzalez, II (2)	106,570	9.0%
Gerard van Kesteren (2)	81,887	6.8%
Brendan Killackey	59,333	5.0%
Gregory J. Melsen (2)	9,376	*
Karen Miller Ryan (3)	5,278	*
Vincent A. Verde	665	*
Total	748,411	61.7%

(1)	These shares are held by Oaxaca Group L.L.C. Ms. Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.
(2)	Includes 2,500 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2022.
(3)	Includes 834 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2022.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2022, with respect to all compensation arrangements maintained by the Company under which shares of common stock may be issued:

	Column A	Column B	Column C
Plan Category: Equity Compensation plans not approved by security holders:	Number of securities to be issued, upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2013 Stock Option Plan (1)	6,621	$5.49	35,701
Amended and Restated 2017 Equity Incentive Plan (2)	24,373	$14.64	79,753
Total	30,994	$20.13	115,454

(1)
On October 30, 2013, the Board of Directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries. The exercise price and other terms of any nonqualified option granted under the 2013 Option Plan is determined by the Compensation Committee of the board of directors.

(2)
On September 21, 2021, the Board of Directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan pursuant to which non-statutory stock options, restricted stock awards and stock appreciation rights with respect to up to 200,000 shares of the Company’s common stock may be granted to employees, directors and consultants to the Company and its subsidiaries. Participants and all terms of any grant under the Amended and Restated Plan are in the discretion of the Compensation Committee.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions
(actual dollar amounts)

We are not aware of any transactions since October 1, 2021 or any proposed transactions in which the Company was a party where the amount involved exceeded the lesser of 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and $120,000, and in which a director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
(actual dollar amounts)

The following reflects Prager Metis CPAs, LLC, the Company’s sole independent public accountants, fees for the audit of our financial statements for the fiscal years ended September 30, 2022 and 2021, and fees billed for other services provided by Prager Metis during those periods.

	Year End September 30,
Fee Category	2022	2021
Audit Fees	$377,050	$292,500
Audit-Related Fees	92,000	41,500
Tax Fees	71,768	48,741
Total Fees	$540,818	$382,741

Audit Fees

Audit fees include fees paid and accrued for professional services rendered by Prager Metis CPA's for 2022 and 2021, fees for the audits of our financial statements included in our Annual Report on Form 10-K for 2022 and 2021, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. Audit fees also include comfort letter fees for 2021.

Audit-Related Fees

Audit-related services fees include fees paid and accrued for transaction related audit services and agreed upon procedures.

Tax Fees

Tax fees include fees paid and accrued for corporate tax compliance, counsel and advisory services.

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
* 2.1
Stock Purchase and Sale Agreement, dated July 1, 2022, between Janel Corporation and Rubicon Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 5, 2022)

3.1
Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001)

3.2	Amended and Restated By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)
3.3	Certificate of Designations of Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014)
3.4	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015)
3.5	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015)
3.6
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016)

3.7
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

3.8
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed October 17, 2017)

3.9
Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2021)

3.10	Certificate, Amendment or Withdrawal of Designation pursuant to NRS 78.1955 with respect to Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 5, 2022)
4.1	Description of Registrant’s Securities (filed herewith)
† 10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)
10.2
Credit Agreement, effective as of February 29, 2016, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 25, 2016)

10.3
Security Agreement, effective as of February 29, 2016, made by Indco and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed March 25, 2016)

10.4
Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed March 25, 2016)

† 10.5
Restricted Stock Award Agreement between Janel Corporation and Gerard van Kesteren dated May 12, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2017)

10.6
Business Loan Agreement, dated June 14, 2018, by and between AB Merger Sub, Inc. and First Northern Bank of Dixon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.7
Promissory Note, dated June 14, 2018, made by AB Merger Sub, Inc. payable to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.8	Deed of Trust, dated June 14, 2018, by Antibodies Incorporated, as Trustor (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 27, 2018)
10.9
Commercial Guaranty, dated June 14, 2018, from Janel Corporation (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.10
Amendment No. 1 to Credit Agreement, effective as of August 30, 2019, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 6, 2019)

10.11
Term Loan Promissory Note, effective as of August 30, 2019, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2019)

10.12
Revolving Loan Promissory Note, effective as of August 30, 2019, made by Indco, Inc. payable to First Merchant Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2019)

10.13
Pledge Agreement, effective as of August 30, 2019, by Janel Corporation to First Merchant Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 6, 2019)

† 10.14
Consulting Agreement, dated February 26, 2017, between Janel Corporation and John J. Gonzalez, II (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended September 30, 2018, filed on July 26, 2019)

† 10.15
Consulting Agreement, dated September 28, 2016, between Janel Corporation and Gerard van Kesteren (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended September 30, 2018, filed on July 26, 2019)

10.16
Amendment No. 2 to Credit Agreement effective as of July 1, 2020, by and between Indco Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020)

10.17
Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, a Texas limited liability company, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as loan party obligors dated September 21, 2021 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021)

10.18	First Amendment to Amended and Restated Loan and Security Agreement between (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.19	Consent, Waiver and Second Amendment to Amended and Restated Loan Agreement, dated as of July 13, 2022, by and among Santander Bank, N.A., Janel Group, Inc., Expedited Logistics and Freight Services, LLC, ELFS Brokerage LLC, Janel Corporation and Expedited Logistics and Freight Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 13, 2022)
10.20	Form letter purchase agreement, dated March 31, 2022, between the Company and holders of Series C Stock (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.21
Amended and Restated 2017 Janel Corporation Equity Incentive Plan dated September 21, 2021 (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021)

10.22	Subscription Agreement for sale of Series C Preferred Stock dated as of September 30, 2021 between Janel Corporation and Oaxaca Group LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 5, 2021)
10.23	Amendment No. 3 to Credit Agreement effective as of August 1, 2022 entered into by and among Indco, Inc., and First Merchants Bank (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Prager Metis CPAs, LLC (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Principal Financial Officer (furnished herewith)
101
Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2022 and September 30, 2021, (ii) Consolidated Statements of Operations for the years ended September 30, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

*	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request

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

JANEL CORPORATION (Registrant)

Date: December 9, 2022	By:	/s/ Dominique Schulte
Dominique Schulte

Director, Board Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2022	By:	/s/ Vincent A. Verde
Vincent A. Verde

Principal Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dominique Schulte	Director, Board Chair, President and Chief Executive Officer	December 9, 2022
Dominique Schulte

/s/ Vincent A. Verde	Principal Financial Officer, Treasurer and Secretary	December 9, 2022
Vincent A. Verde

/s/John J. Gonzalez, II	Director	December 9, 2022
John J. Gonzalez, II

/s/Brendan J. Killackey	Director	December 9, 2022
Brendan J. Killackey

/s/Gregory J. Melsen	Director	December 9, 2022
Gregory J. Melsen

/s/Karen Miller Ryan	Director	December 9, 2022
Karen Miller Ryan

/s/Gerard van Kesteren	Director	December 9, 2022
Gerard van Kesteren

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of
Directors of Janel Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2022 and 2021, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2022 and 2021, and the results of its operations, stockholders’ equity and its cash flows for the years ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to an account or disclosure that is material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Basking Ridge, New Jersey
December 9, 2022

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2022	2021
ASSETS
Current Assets:
Cash	$6,591	$6,234
Accounts receivable, net of allowance for doubtful accounts	57,077	52,312
Inventory, net	4,802	3,227
Prepaid expenses and other current assets	3,423	3,002
Total current assets	71,893	64,775
Property and Equipment, net	5,044	4,977
Other Assets:
Intangible assets, net	22,420	24,173
Goodwill	18,622	18,486
Investment in Rubicon at fair value	2,371	—
Operating lease right of use asset	5,660	2,936
Security deposits and other long-term assets	522	577
Total other assets	49,595	46,172
Total assets	$126,532	$115,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$26,396	$29,637
Accounts payable - trade	44,960	37,243
Accrued expenses and other current liabilities	7,194	6,311
Dividends payable	1,745	2,427
Current portion of earnout	1,664	1,054
Current portion of long-term debt	639	868
Current portion of deferred acquisition payments	188	188
Current portion of subordinated promissory note-related party	425	550
Current portion of operating lease liabilities	1,825	1,281
Total current liabilities	85,036	79,559
Other Liabilities:
Long-term debt	7,519	4,744
Long-term portion of earnout	2,916	2,546
Subordinated promissory notes-related party	5,382	5,525
Long-term portion of deferred acquisition payments	—	183
Mandatorily redeemable non-controlling interest	430	783
Deferred income taxes	2,541	2,299
Long-term operating lease liabilities	4,001	1,751
Other liabilities	380	415
Total other liabilities	23,169	18,246
Total liabilities	108,205	97,805
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series B 5,700 shares authorized and 0 shares issued and outstanding as of September 30, 2022, and 31 shares issued and outstanding as of September 30, 2021, respectively	—	—
Series C 30,000 shares authorized and 11,368 and 20,960 shares issued and outstanding at September 30, 2022 and September 30, 2021, liquidation value of $7,429 and $12,907 at September 30, 2022 and September 30, 2021, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of September 30, 2022, and 962,207 issued and 942,207 outstanding as of September 30, 2021, respectively	1	1
Paid-in capital	17,184	14,838
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	1,382	3,520
Total stockholders’ equity	18,327	18,119
Total liabilities and stockholders’ equity	$126,532	$115,924

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	2022	2021
Revenue	$316,863	$146,419
Forwarding expenses and cost of revenue	250,666	113,986
Gross profit	66,197	32,433
Cost and Expenses:
Selling, general and administrative	54,723	27,362
Amortization of intangible assets	1,976	1,120
Total Costs and Expenses	56,699	28,482
Income from Operations	9,498	3,951
Other Items:
Interest expense	(1,276)	(589)
Gain on Paycheck Protection Program loan forgiveness	—	2,895
Fair value adjustments to Rubicon investment (net of dividends)	(7,601)	—
Change in fair value of earnout	(980)	—
Change in fair value of mandatorily redeemable non-controlling interest	411	(93)
Income Before Income Taxes	52	6,164
Income tax expense	(2,190)	(961)
Net (Loss) Income	(2,138)	5,203
Preferred stock dividends	(586)	(766)
Non-controlling interest dividends	(404)	—
Net (Loss) Income Available to Common Stockholders	$(3,128)	$4,437
Net (loss) Income per share
Basic	$(2.07)	$5.54
Diluted	$(2.07)	$5.26
Net income (loss) per share attributable to common stockholders:
Basic	$(3.03)	$4.73
Diluted	$(3.03)	$4.48
Weighted average number of shares outstanding:
Basic	1,030.8	938.5
Diluted	1,030.8	989.5

The accompanying notes are an integral part of these consolidated financial statements.

 JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNING (DEFICIT)	TOTAL EQUITY
	Shares	$	Shares	$	$	Shares	$	$	$
Balance - September 30, 2020	19,791	$—	918,652	$1	$14,604	20,000	$(240)	$(1,683)	$12,682
Net Income	—	—	—	—	—	—	—	5,203	5,203
Dividends to preferred stockholders	—	—	—	—	(766)	—	—	—	(766)
Preferred C shares purchased	—	—	—	—	600	—	—	—	600
Preferred C shares sold	1,200	—	—	—	—	—	—	—	—
Preferred B shares converted	—	—	—	—	—	—	—	—	—
Restricted stock issued	—	—	35,000	—	305	—	—	—	305
Stock based compensation	—	—	—	—	48	—	—	—	48
Stock option exercise	—	—	8,555	—	47	—	—	—	47
Balance - September 30, 2021	20,991	$—	962,207	$1	$14,838	20,000	$(240)	$3,520	$18,119
Net (Loss)	—	—	—	—	—	—	—	(2,138)	(2,138)
Dividends to preferred stockholders	—	—	—	—	(586)	—	—	—	(586)
Dividends to non-controlling interest	—	—	—	—	(404)	—	—	—	(404)
Preferred C shares purchases	(4,687)	—	—	—	(1,731)	—	—	—	(1,731)
Preferred C shares converted	(4,905)	—	65,205	—	—	—	—	—	—
Preferred B shares converted	(31)	—	306	—	—	—	—	—	—
Common Stock issued in private placement	—	—	88,888	—	4,000	—	—	—	4,000
Stock based compensation	—	—	15,000	—	790	—	—	—	790
Stock option exercise	—	—	74,748	—	277	—	—	—	277
Balance - September 30, 2022	11,368	$—	1,206,354	$1	$17,184	20,000	$(240)	$1,382	$18,327

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(2,138)	$5,203
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (recovery of) uncollectible accounts	1,142	70
Depreciation	484	371
Deferred income provision	242	730
Amortization of intangible assets	1,976	1,120
Amortization of acquired inventory valuation	492	708
Amortization of loan costs	9	9
Stock based compensation	832	115
Unrealized loss on fair value adjustment to Rubicon investment (net of dividend)	7,601	—
Change in fair value of earnout	980	—
Change in fair value of mandatorily redeemable non-controlling interest	(353)	179
Gain on Paycheck Protection Program loan forgiveness	—	(2,895)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,874)	(20,698)
Inventory	(1,503)	(43)
Prepaid expenses and other current assets	(421)	(1,475)
Security deposits and other long-term assets	55	14
Accounts payable and accrued expenses	8,546	16,292
Other liabilities	37	99
Net cash provided by (used in) operating activities	12,107	(201)
Cash Flows from Investing Activities:
Acquisition of property and equipment, net of disposals	(551)	(234)
Investment in Rubicon (net of dividend)	(9,972)	—
Acquisitions	(946)	(15,874)
Net cash used in investing activities	(11,469)	(16,108)
Cash Flows from Financing Activities:
Dividends paid to preferred stockholders	(657)	—
Dividends paid to minority shareholders	(404)	—
Borrowings (repayments) of term loan	2,538	(1,673)
Proceeds from stock option exercise	277	46
Line of credit, (payments) proceeds, net	(3,241)	21,191
Repurchase of Series C Preferred Stock	(2,343)	—
Restricted Stock Issued	—	305
Proceeds from sale of Series C Preferred Stock	—	600
Proceeds from Private Placement	4,000	—
Repayment of subordinated promissory note-related party	(451)	(1,275)
Net cash (used in) provided by financing activities	(281)	19,194
Net increase in cash	357	2,885
Cash at beginning of the period	6,234	3,349
Cash at end of period	$6,591	$6,234
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$882	$418
Income taxes	$1,883	$82
Non-cash investing activities:
Contingent earn-out acquisition	$—	$3,600
Subordinated Promissory notes of ELFS	$—	$4,837
Subordinated Promissory notes of ICT	$—	$1,791
Due to former ECM owner	$250	$—
Non-cash financing activities:
Dividends declared to preferred stockholders	$586	$766
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel is a holding company with subsidiaries in three business segments: Logistics, Life Sciences and Manufacturing. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel’s capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

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

Logistics

The Company’s Logistics segment is comprised of several wholly-owned subsidiaries. The Logistics business is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers, customs brokerage services, warehousing and distribution services, trucking and other value-added logistics services. In addition to these revenue streams are accessorial revenue to the core services. Accessorial revenue includes, but is not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

On September 21, 2021, the Company completed a business combination whereby it acquired all of the membership interests of Expedited Logistics and Freight Services, LLC (“ELFS”) and related subsidiaries, which we include in our Logistics segment.

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

On August 15, 2022, the Company completed a business combination whereby it acquired all of the membership interests of ECM Biosciences LLC, which we include in our Life Sciences segment.

On December 4, 2020, the Company completed a business combination whereby it acquired all of the membership interests of ImmunoChemistry Technologies, LLC (“ICT”), which we include in our Life Sciences segment.

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

Recent Investment

On August 19, 2022, the Company acquired 1,108,000 shares (the “Acquired Shares”) of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Acquired Shares represented 44.99% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022.

Rubicon is a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. Rubicon uses proprietary crystal growth technology to produce high-quality sapphire products to meet customers exacting specifications.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, of which Janel owns 90.23%, with a non-controlling interest held by existing Indco management. The Indco non-controlling interest is mandatorily redeemable and is recorded as a liability. All intercompany transactions and balances have been eliminated in consolidation.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of September 30, 2022 and September 30, 2021 was $1,547 and $812, respectively.

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

The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2022 and 2021.

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

The Company concluded that the fair value of intangibles and long-lived assets were not deemed to be impaired as of September 30, 2022 and 2021.

Equity-Method Investments

The Company has determined that its investment in Rubicon is subject to the equity method of accounting, and the Company has elected the fair value option under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10, Financial Instruments (“ASC 825-10”) to account for the equity method investment. In accordance with ASC 825-10, the Company will present its equity method investment in Rubicon at fair value each reporting period with changes in fair value and dividends received from Rubicon recorded to income from investment in unconsolidated affiliate on the Company’s statements of operations.

See Note 17 for further information about the Company’s investment in Rubicon’s equity securities accounted for under the fair value option.

Business segment information

The Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing. The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

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

In the Logistics segment, the Company disaggregates its revenues by its five primary service categories: ocean freight, trucking, air freight, custom brokerage and other. A summary of the Company’s revenues disaggregated by major service lines for the fiscal year ended September 30, 2022 and 2021 was as follows:

	Year Ended September 30,
Service Type	2022	2021
Ocean freight	$123,989	$61,436
Trucking	95,333	22,198
Air freight	48,312	26,970
Custom brokerage	12,518	14,424
Other	15,191	835
Total	$295,343	$125,863

Life Sciences and Manufacturing

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Revenues from the Company’s Manufacturing segment, which is comprised of Indco, a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries, are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Revenues for Life Sciences and Manufacturing are recognized when products are shipped, and risk of loss is transferred to the carrier(s) used.

Income (loss) per common share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding, excluding unvested restricted stock, during the period. Diluted net income (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

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

Non-employee share-based awards

The Company grants restricted stock awards, restricted stock units and stock options to certain directors, officers and employees. The Company accounts for share-based compensation as equity awards such that compensation cost is measured at the grant date based on the fair value of the award and is expensed ratably over the vesting period. The fair value of restricted stock is the market price as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award and other inputs. The Company accounts for forfeitures as they occur.

The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in the consolidated statements of operations as part of selling general and administrative expenses.

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holders. The Company is required to purchase 20% per year of the mandatorily redeemable non-controlling interest at the option of the holders beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. As of September 30, 2022, the holders had not exercised their redemption rights.

On December 13, 2021, two minority owners of Indco exercised 7,000 and 3,372 options to purchase Indco’s common stock at an exercise price of $6.48 and $12.07 for an aggregate purchase price of $45 and $41, respectively. Indco issued related party promissory notes in the amount of $45 and $41, respectively, which bear interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2024. On November 30, 2020, a minority owner of Indco exercised 7,000 options to purchase Indco’s common stock at an exercise price of $6.48 for an aggregate purchase price of $45. Indco issued a related party promissory note in the amount of $45, which bears interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2023. These notes are included in security deposits and other long-term assets. The fair value of the shares issued of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. As a result of the exercise of options to purchase Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 9.77% and 9.32% as of September 30, 2022 and 2021.

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

Leases

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liability; and operating lease liability, net of current portion in our consolidated balance sheets. Assets and obligations related to finance leases are included in property, technology and equipment, net; current portion of finance lease liability; and finance lease liability, net of current portion in our consolidated balance sheets.

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

For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal year ended September 30, 2022 amounted to $353.

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

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), and ASU No. 2021-01, “Reference Rate Reform: Scope” (“ASU 2021-01”), respectively. Together, ASU 2020-04 and ASU 2021-01 provide temporary optional expedients and exceptions for the application of U.S. GAAP, if certain criteria are met, to contract modifications, hedging relationships, and other arrangements that are expected to be impacted by the global transition away from certain reference rates, such as the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates, towards new reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. We are currently evaluating the effect that the new guidance will have on our financial position, results of operations and related disclosures.

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

2.	ACQUISITIONS

2022 Acquisitions

Life Sciences

On August 15, 2022, the Company completed a business combination whereby it acquired all of the membership interests of ECM Biosciences LLC (“ECM”), for $850, net of $16 cash received. At closing, the former member of ECM was paid $600 in cash and an additional $250 was due to the former member which is included in accrued expenses and other current liabilities. In connection with the combination, the Company recorded an aggregate of $24 in goodwill and $222 in other identifiable intangibles. This acquisition was funded with cash provided by normal operations. The results of operations of the acquired businesses are included in the Janel’s consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations individually or in aggregate.

2021 Acquisitions

Logistics

On September 21, 2021, the Company completed the acquisition of all of the membership interests of ELFS and ELFS Brokerage LLC, a wholly-owned subsidiary of ELFS.  The purchase price for the membership interests was $19,000, subject to certain closing adjustments as set forth in the related purchase agreement. Further earnout payments in an amount not anticipated to exceed $4,500 will be due to the former members of ELFS based on the operating profit earned by ELFS.  Upon the closing of the transaction, the former members of ELFS were paid $13,000 in cash and were issued an aggregate amount of $6,000 in subordinated promissory notes. Refer to Note 8 to the Condensed Consolidated Financial Statements for ELFS subordinated promissory notes information.

The ELFS acquisition was funded with cash provided by normal operations, borrowings under the Amended Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) dated September 21, 2021, as well as subordinated promissory notes issued to the former members of ELFS. This acquisition was completed to expand our product offerings in our Logistics segment. The preliminary fair value of the consideration transferred of $21,437 was valued a of the date of the acquisition as follows: cash - $13,000; earnout payments - $3,600; and subordinated promissory notes - $4,837 (preliminary net of working capital adjustment of $1,163). In March 2022, the fair value of the consideration transferred was adjusted to $21,700, and the fair value of the subordinated promissory notes was adjusted to $5,100, in each case due to a change in the net working capital adjustment of $263.

ELFS provides a variety of logistics services, which include domestic and international freight shipping and forwarding and hazardous material warehousing and distribution. The Company is headquartered in Houston, Texas and also has other offices in Texas, Louisiana, Colorado and Oklahoma and has dedicated agents, who work in specific areas to assist in logistics, in the following locations: Texas, Louisiana, North Dakota and Oklahoma.

Purchase price allocation

In accordance with the acquisition method of accounting, the Company allocated the consideration paid for ELFS to the net tangible and identifiable intangible assets based on their estimated fair values. The Company’s valuation of assets acquired and liabilities assumed, and the fair value amounts noted, are in the table below. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets (in thousands).

Fair Value
Accounts Receivable	$11,017
Prepaid expenses and other current assets	2,252
Property & equipment, net	59
Security deposits and other long-term assets	322
Operating lease right of use asset	901
Goodwill	2,643
Intangible assets	10,000
Accounts payable	(2,399)
Current portion of operating lease liabilities	(445)
Accrued expenses and other current liabilities	(2,194)
Long-term operating lease liabilities	(456)
Total Consideration Paid	$21,700

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Logistics Segment for the years ended September 30, 2021 assuming the acquisition of ELFS was made on October 1, 2020 (in thousands).

2021
Revenues	$199,017
Forwarding expense	158,859
Gross profit	40,158
Selling, general and administrative expenses	34,011
Income from operations	$6,147

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

On December 31, 2020, through the Company’s Logistics segment, which is comprised of several wholly-owned subsidiaries completed a business combination whereby it acquired substantially all of the assets and certain liabilities of W. R. Zanes, a logistics services provider with two U.S. locations. The aggregate purchase price for this acquisition was $1,282. At closing, $1,182 was paid in cash and $100 was placed in escrow for a period of twelve months for the purpose of securing the indemnification obligations of former stockholders. The Company recorded an aggregate of $304 in goodwill and $531 in other identifiable intangibles. The acquisition was funded with cash provided by normal operations, funds available under the Santander Credit Facility. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. This acquisition was completed to expand our product offerings in our Logistics segment.

Life Sciences

On December 4, 2020, the Company completed a business combination whereby it acquired all of the membership interests of ImmunoChemistry Technologies, LLC (“ICT”) for an aggregate purchase price of $3,419, net of $105 cash received. At closing, $1,628 was paid in cash and a subordinated promissory note in the amount of $1,850 was issued to the former owner. The Company recorded the present value of $1,760 for the subordinated promissory note. The Company recorded an aggregate of $1,438 in goodwill and $1,430 in other identifiable intangibles. Subsequent to closing, the Company recorded an additional $30 purchase price adjustment related to an I.R.S Code Section 338(h)(10) election that was made in connection with the ICT acquisition. The ICT acquisition will be treated as an asset purchase for income tax purposes, which will allow for the tax deduction of ICT’s goodwill. The acquisition was funded with cash provided by normal operations along with a note to the former owner. The results of operations of the acquired businesses are included in Janel’s condensed consolidated results of operations since the date of the acquisition. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. ICT is a developer and manufacturer of cell viability assay kits, ELISA buffers and fluorescent reagents for use in research and diagnostics. ICT was founded in 1994. The acquisition of ICT was completed to expand our product offerings in our Life Sciences segment.

3.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows (in thousands):

	September 30,
	2022	2021	Life
Building and improvements	$3,076	$3,065	12-30 years
Land and improvements	1,385	1,286	Indefinite
Furniture and Fixture	298	298	3-7 years
Computer Equipment	907	684	3-5 years
Machinery & Equipment	1,357	1,253	3-15 years
Leasehold Improvements	137	109	3-5 years
	7,160	6,695
Less Accumulated Depreciation	(2,116)	(1,718)
	$5,044	$4,977

Depreciation expense for the fiscal year ended September 30, 2022 and 2021 was $484 and $371, respectively.

4.	INVENTORY

Inventories consisted of the following (in thousands):

	Year End September 30,
	2022	2021
Finished goods	$1,823	$919
Work-in-process	763	968
Raw materials	2,260	1,365
Gross inventory	4,846	3,252
Less – reserve for inventory valuation	(44)	(25)
Inventory net	$4,802	$3,227

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	September 30,
	2022	2021	Life
Customer relationships	$23,625	$23,482	12-24 Years
Trademarks/names	4,539	4,490	1-20 Years
Trademarks/names	521	521	Indefinite
Other	1,180	1,149	2-22 Years
	29,865	29,642
Less: Accumulated Depreciation	(7,445)	(5,469)
	$22,420	$24,173

The composition of the intangible assets balance at September 30, 2022 and 2021 is as follows (in thousands):

	September 30,
	2022	2021
Logistics	$18,174	$18,174
Life Sciences	3,991	3,768
Manufacturing	7,700	7,700
	29,865	29,642
Less: Accumulated Depreciation	(7,445)	(5,469)
	$22,420	$24,173

Amortization expense of intangible assets for the year ended September 30, 2022 and 2021 was $1,976 and $1,120, respectively.

The future amortization of these intangible assets is expected to be as follows (in thousands):

Fiscal Year 2023	$1,941
Fiscal Year 2024	1,915
Fiscal Year 2025	1,912
Fiscal Year 2026	1,912
Fiscal Year 2027	1,892
Thereafter	12,327
$21,899

6.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Logistics, Life Sciences and Manufacturing businesses.

The composition of the goodwill balance at September 30, 2022 and 2021 is as follows (in thousands):

	September 30,
	2022	2021
Logistics	$9,175	$9,063
Life Sciences	4,401	4,377
Manufacturing	5,046	5,046
Total	$18,622	$18,486

7.	NOTES PAYABLE - BANKS

(A)	Santander Bank Facility

On October 17, 2017, Janel Group (“Janel Group”), a wholly-owned subsidiary of the Company, and its subsidiaries, with the Company as a guarantor, entered into a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”), as amended. The borrowers’ obligations under the Santander Facility are secured by all of the assets of the borrowers, and the Santander Loan Agreement contains customary terms and covenants.  On September 21, 2021, the Santander Loan Agreement was amended and restated by the Amended and Restated Loan and Security Agreement by and among Janel Group and Janel Group’s wholly-owned subsidiaries, ELFS and ELFS Brokerage, LLC, as borrowers (the “Borrowers”), the Company and Expedited Logistics and Freight services, LLC, an Oklahoma limited liability company and wholly-owned subsidiary of Janel Group, as loan party obligors, and Santander.

As amended and restated, the Santander Loan Agreement provided that the maximum revolving facility amount available increased from $17,000 to $30,000 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Loan Agreement), interest accrued at an annual rate equal to LIBOR (30, 60 or 90 day) plus 2.25% subject to a LIBOR floor of 75 basis points at close, with a potential LIBOR floor reduction to 25 basis points upon certain conditions; the Company was provided the option of making distributions of up to $1 million annually on its outstanding shares of Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) if specified conditions are met, and the maturity date of the Santander Facility was extended to September 21, 2026.

On March 31, 2022, the Santander Loan Agreement was amended to provide for, among other changes: (i) the maximum revolving facility amount available was increased from $30,000 to $31,500 (limited to 85% of the Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement) ; (ii) the LIBOR basis on which interest under the Santander Loan Agreement was calculated was changed to the Secured Overnight Financing Rate (“SOFR”) and interest on the Santander Facility accrues at an annual rate equal to the one-month SOFR plus 2.75%; (iii) a one-time increase from $1,000 to $3,000 in the amount the Company was permitted to distribute to holders of the Company’s Series C Preferred Stock if specified conditions are met; and (iv) the amount of indebtedness of the Company’s Antibodies Incorporated subsidiary which the Company was permitted to guaranty was increased from $2,920 to $5,000.

On July 13, 2022, the Santander Loan Agreement was further amended by the Consent, Waiver and Second Amendment (the “Second Santander Amendment”) to (i) increase the maximum revolving facility amount available to $35,000 (limited to 85% of the Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement), and (ii) provide for a new bridge term loan to the Company in the principal amount of up to $12,000 (the “Bridge Facility”) to be funded in connection with the acquisition by the Company of up to 45% of the outstanding shares of Rubicon (the “Rubicon Transaction”), subject to the satisfaction of certain customary limited conditions. The Bridge Facility was drawn on August 18, 2022 and matured on the earlier to occur of (i) twenty (20) business days following the funding of the Bridge Facility and (ii) the date of funding of the dividend to be paid by Rubicon in connection with the Rubicon Transaction. The Company repaid the Bridge Facility in full on August 30, 2022. The Second Santander Amendment also contained a one-time waiver and consent to (a) the consummation of the Rubicon Transaction, and (b) a dividend of $2,500 to be paid by Janel Group to the Company.

At September 30, 2022, outstanding borrowings under the Santander Facility were $26,396, representing 75.4% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 5.79%.

At September 30, 2021, outstanding borrowings under the Santander Facility were $29,637, representing 98.8% of the $30,000 available thereunder, and interest was accruing at an effective interest rate of 3.00%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both September 30, 2022 and September 30, 2021.

(B)	First Merchants Bank Credit Facility

On March 21, 2016, Indco entered into a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank (“First Merchant”), as amended.

On August 1, 2022, Indco and First Merchants entered into Amendment No. 3 to the First Merchants Credit Agreement, modifying the terms of Indco’s credit facilities. Under the revised terms, the credit facilities consist of a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan, and the continuation of a mortgage loan in the original principal amount of $680 (collectively, the “First Merchants Facility”). Interest will accrue on the term loan at an annual rate equal to one-month adjusted term SOFR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio is less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio is greater than or equal to 2:1). Interest will accrue on the revolving loan at an annual rate equal to one-month adjusted term SOFR plus 2.75%. Interest will accrue on the mortgage loan at an annual rate of 4.19%. Indco’s obligations under the First Merchants Credit Facility are secured by all of Indco’s real property and other assets, and are guaranteed by Janel, and Janel’s guarantee of Indco’s obligations is secured by a pledge of Janel’s Indco shares.The term loan and revolving loan portions of the First Merchants Credit Facility will expire on August 1, 2027, and the mortgage loan will mature on July 1, 2025 (subject to earlier termination as provided in the First Merchants Credit Agreement), unless renewed or extended.

As of September 30, 2022, there were no outstanding borrowings under the revolving loan, $5,420 of borrowings under the term loan, and $631 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 6.63% and 4.19%, respectively.

 As of September 30, 2021, there were no outstanding borrowings under the revolving loan, $2,713 of borrowings under the term loan, and $655 of borrowing under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 2.83% and 4.19%, respectively.

Indco was in compliance with the financial covenants defined in the First Merchants Credit Agreement at both September 30, 2022 and September 30, 2021 (in thousands).

	September 30,
	2022	2021
Total Debt*	$6,051	$3,368
Less Current Portion	(574)	(809)
Long-term Portion	$5,477	$2,559

*
Note: Term Loan is due in monthly installments of $46 plus monthly interest, at SOFR plus 2.75% to 3.5% per annum, mortgage loan is due in monthly installments of $4, including interest at 4.19%. The credit facilities are collateralized by all of Indco’s assets and guaranteed by Janel.

These obligations mature as follows (in thousands):

Fiscal Year 2023	$574
Fiscal Year 2024	575
Fiscal Year 2025	1,133
Fiscal Year 2026	550
Fiscal Year 2027	3,219
$6,051

(C)	First Northern Bank of Dixon

On June 21, 2018, as amended November 2019 and October 2, 2020, Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company, entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”) as amended. The First Northern Loan Agreement provides for a $2,235 term loan (“First Northern Term Loan”) which bears interest at an annual rate of 4.00% and matures on November 14, 2029. In addition, Antibodies has a $750 revolving credit facility with First Northern which currently bears interest at a variable index rate, currently 7.75% and matures on November 10, 2023 (the “First Northern Revolving Loan”).

Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property. (“First Northern Solar Loan”), bearing interest at the annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (“Generator Loan”), bearing interest at the annual rate of  4.25% and maturing on November 5, 2025. There were no outstanding borrowings under the Generator Loan at September 30, 2022 and 2021. Antibodies’ obligations to First Northern are secured by Antibodies’ real property and are guaranteed by Janel.

As of September 30, 2022, the total amount outstanding under the First Northern Term Loan was $2,084, of which $2,027 is included in long-term debt and $57 is included in the current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2022, the total amount outstanding under the First Northern Solar Loan was $23, of which $15 is included in long-term debt and $8 is included in the current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of September 30, 2021, the total amount outstanding under the First Northern Term Loan was $2,139, of which $2,084 is included in long-term debt and $55 is included in the current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2021, the total amount outstanding under the First Northern Solar Loan was $105, of which $101 is included in long-term debt and $4 is included in the current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

	September 30,
	2022	2021
	(in thousands)
Total Debt*	$2,107	$2,244
Less Current Portion	(65)	(59)
Long-term Portion	$2,042	$2,185

*	Long-term debt is due in monthly installments of $12 plus monthly interest, at 4.18% per annum. The note is collateralized by real property owned by Antibodies and guaranteed by Janel.

These obligations mature as follows (in thousands):

Fiscal Year 2023	$66
Fiscal Year 2024	68
Fiscal Year 2025	70
Fiscal Year 2026	66
Fiscal Year 2027	69
Thereafter	1,768
$2,107

The Company was in compliance with the financial covenants defined in the First Northern Loan Agreement at September 30, 2022 and September 30, 2021.

8.	SUBORDINATED PROMISSORY NOTES – RELATED PARTY

Aves Labs, Inc., a wholly-owned subsidiary of the Company, is the obligor on a fixed 0.5% subordinated promissory note in the amount of $1,850 (the “ICT Subordinated Promissory Note”) issued to the former owner of ImmunoChemistry Technologies, LLC, in connection with a business combination whereby the Company acquired all of the membership interests of ICT. The ICT Subordinated Promissory Note is payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021, matures on December 4, 2024 and may be prepaid, in whole or in part, without premium or penalty.

The ICT Subordinated Promissory Note is guaranteed by the Company and is secured by the Company’s membership interests in ICT. The ICT Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to Santander, First Merchants and the First Northern.

As of September 30, 2022, the amount outstanding under the ICT Subordinated Promissory Note was $707, of which $425 is included in the current portion of subordinated promissory notes and $282 is included in the long-term portion of subordinated promissory notes.

As of September 30, 2021, the amount outstanding under ICT Subordinated Promissory Note was $1,237, of which $550 is included in the current portion of subordinated promissory notes and $687 is included in the long-term portion of subordinated promissory notes.

Janel Group is the obligor on four fixed 4% subordinated promissory notes totaling $6,000 in the aggregate (together, the “ELFS Subordinated Promissory Notes”), payable to certain former shareholders of ELFS.  All of the ELFS Subordinated Promissory Notes are guaranteed by the Company and are subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the Santander Bank Facility and the First Merchants Facility. The ELFS Subordinated Promissory Notes are payable in twelve equal consecutive quarterly installments of principal together with accrued interest.  Beginning October 15, 2021, and on the same day of the next eight consecutive calendar quarters, thereafter payment of accrued interest and unpaid interest is due to the former shareholders.  Beginning October 15, 2023, and on the same day of the next twelve consecutive calendar quarters, thereafter payment of principal together with accrued interest and unpaid interest is due to the former shareholders. In June 2022, the principal amount of the ELFS Subordinated Promissory Notes was adjusted to $5,100 due to a revised working capital adjustment of $900.

As of September 30, 2022 and September 30, 2021, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100 and $4,837, respectively, and was included in the long-term portion of subordinated promissory notes.

	September 30,
	2022	2021
	(in thousands)
Total subordinated promissory notes	$5,807	$6,075
Less current portion of subordinated promissory notes	(425)	(550)
Long term portion of subordinated promissory notes	$5,382	$5,525

These obligations mature as follows (in thousands):

Total
Fiscal Year 2023	$395
Fiscal Year 2024	1,957
Fiscal Year 2025	1,755
Fiscal Year 2026	1,700
Total	$5,807

9.	SBA PAYCHECK PROTECTION PROGRAM LOANS

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

10.	STOCKHOLDERS’ EQUITY
(in thousands, except share per share data)

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

(A)	Common Stock

On August 10, 2022, the Company issued 88,888 shares of its common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $45 per share (the closing sale price per share of Common Stock on August 9, 2022 as reported on the Pink tier of the OTC market, or an aggregate purchase price of $4,000.

The shares were sold to accredited investors in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(B)	Preferred Stock

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s Common Stock at any time on a one- share (of Series B Stock) for ten-shares (of Common Stock) basis. The Company had 31 shares of Series B Stock outstanding as of September 30, 2021. On March 31, 2022, the Company, on behalf of two holders, converted the remaining 31 shares of Series B Stock into 306 shares of the Company’s Common Stock. On March 31, 2022, the Company submitted for filing to the Nevada Secretary of State a Certificate, Amendment or Withdrawal of Designation withdrawing the Company’s Series B Convertible Preferred Stock from the Company’s Articles of Incorporation. As of September 30, 2022, the Company had no shares of Series B Stock outstanding.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s Board of Directors and will increase by 1% beginning on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2022 and 2021 was 5% and 8%, respectively . In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $7,429 and $12,907 as of September 30, 2022 and September 30, 2021, respectively.

On March 31, 2022, the Company purchased 4,687 shares of the Series C Stock from two holders at a purchase price of $500 per share plus accrued dividends, or an aggregate of $3,000, and exchanged 4,905 shares of Series C Stock plus accrued dividends from one holder, for the issuance of 65,205 shares of the Company’s Common Stock valued at $47.00 per share of Common Stock (the closing price for the Common Stock on March 30, 2022), or a total value of $3,065. As a result of these transactions, the number of issued and outstanding shares of Series C Stock was reduced from 20,960 shares to 11,368 shares.

On September 30, 2021, the Company sold 1,200 shares of Series C Stock to an accredited investor at a purchase price of $500 per share, or an aggregate of $600.

Such shares issued on March 31, 2022 and September 30, 2021, were sold in private placements in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

In August 2021, the Board of Directors approved an increase in the number of shares of Series C Stock, from 20,000 shares to 30,000 shares.

For the fiscal year ended September 30, 2022 and 2021, the Company declared dividends on Series C Stock of $586 and $766, respectively. At September 30, 2022 and 2021, the Company had accrued dividends of $1,745 and $2,427, respectively.

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
(in thousands, except share per share data)

On October 30, 2013, the Board of Directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of Common Stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

On September 21, 2021, the board of directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan (the “Amended and Restated Plan”), which amended and restated the prior 2017 plan, as previously amended, and pursuant to which non-statutory stock options, restricted stock awards and stock appreciation rights with respect to up to 200,000 shares of the Company’s Common Stock may be granted to directors, officers, employees of and consultants to the Company and its subsidiaries. The Amended and Restated Plan increased the number of shares of Common Stock that may be issued pursuant to the Amended and Restated Plan from 100,000 to 200,000 shares of Common Stock of the Company and adopts certain other non-substantive amendments. Participants and all terms of any grant under the Amended and Restated Plan are in the discretion of the Company’s Compensation Committee.

Total stock-based compensation for the fiscal year ended September 30, 2022 and 2021 amounted to $832 and $115, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	2022	2021
Risk-free interest rate	1.10%	0.46%
Expected option term in years	5.5 - 6.5	5.5 - 6.5
Expected volatility	100.3% - 110.3%	100.3% - 105.4%
Dividend yield	—%	—%
Weighted average grant date fair value	$5.57 - $6.66	$6.90 - $7.19

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance September 30, 2021	98,994	$5.93	4.5	$1,689.38
Granted	10,000	$23.00	9.0	$—
Exercised	(78,001)	$5.44	—	$—
Outstanding balance at September 30, 2022	30,993	$12.68	6.8	$1,251.45
Exercisable at September 30, 2022	13,497	$7.08	4.6	$620.53

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s Common Stock at September 30, 2022 of $53.06 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2022, there was approximately $133 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of two years.

Liability classified share-based awards

During the fiscal year ended September 30, 2022, 7,018 options were granted and 10,372 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

	2022	2021
Risk-free interest rate	1.10%	0.46%
Expected option term in years	5.5 - 6.5	5.5 - 6.5
Expected volatility	39%	35%
Dividend yield	—%	—%
Grant date fair value	$17.60 - $19.07	$9.66 - $10.00

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2021	38,961	$10.28	6.62	$78.16
Granted	7,018	$17.16	9.25	$—
Exercised	(10,372)	$8.30	—	$—
Outstanding balance at September 30, 2022	35,607	$12.22	6.67	$175.98
Exercisable at September 30, 2022	21,663	$10.72	5.75	$139.47

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at September 30, 2022 of $17.16 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $311 and $361 as of September 30, 2022 and September 30, 2021, respectively, and is included in other liabilities in the condensed consolidated financial statement.The compensation cost related to these options was approximately $42 and $67 for the fiscal years ended September 30, 2022 and September 30, 2021, respectively, and is included in other liabilities in the consolidated financial statement.The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

Changes in the fair value of the vested options are recognized in earnings in the consolidated financial statements.

The options are classified as liabilities, and the underlying shares of Indco’s common stock also contain put options which result in their classification as a mandatorily redeemable security. While their redemption does not occur on a fixed date, there is an unconditional obligation for the Company to repurchase the shares upon death.

As of September 30, 2022, there was approximately $39 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of  two years.

(B)	Restricted Stock

On March 30, 2022, the Board of Directors of the Company approved an equity grant of 15,000 shares of restricted stock to an employee of the Company pursuant to the Company’s Amended and Restated Plan, vesting immediately. The compensation cost related to this award was approximately $705 for the year ended September 30, 2022 and was included in selling, general and administrative expense in the Company’s statements of operations.

12.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the fiscal years ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended September 30,
	2022	2021
(Loss) Income:
Net (loss) income	$(2,138)	$5,203
Preferred stock dividends	(586)	(766)
Non-controlling interest dividends	(404)	—
Net (loss) income available to common stockholders	$(3,128)	$4,437

Common Shares:
Basic - weighted average common shares	1,030.8	938.5
Effect of dilutive stock options	—	51
Diluted - weighted average common stock	1,030.8	989.5
(Loss) Income per Common Share:
Basic -
Net (loss) income	$(2.07)	$5.54
Preferred stock dividends	(0.57)	(0.81)
Non-controlling interest dividends	(0.39)	—
Net (loss) income attributable to common stockholders	$(3.03)	$4.73
Diluted -
Net (loss) income	$(2.07)	$5.26
Preferred stock dividends	(0.57)	(0.78)
Non-controlling interest dividends	(0.39)	—
Net (loss) income available to common stockholders	$(3.03)	$4.48

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 48,293 anti-dilutive shares for the fiscal years ended September 30, 2022 and no anti-dilutive shares for the fiscal years ended September 30, 2021.

Potentially diluted securities as of September 30, 2022 and 2021 are as follows:

	September 30,
	2022	2021
Employee stock options (Note 11)	30,993	98,994
Convertible preferred stock	—	310
	30,993	99,304

13.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows (in thousands):

	Year Ended September 30,
	2022	2021
Federal taxes at statutory rates	$11	$1,295
Permanent differences	1,477	(600)
State and local taxes, net of Federal benefit	702	199
Other	—	67
Total	$2,190	$961

 The provisions of income taxes are summarized as follows (in thousands):

	Year Ended September 30,
	2022	2021
Current	$1,948	$232
Deferred	242	729
Total	$2,190	$961

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2022	2021
Deferred tax assets - net operating loss carryforwards	$—	$508
Lease liability	1,755	850
Other	690	(16)
Stock based compensation	406	360
Total deferred tax assets	2,851	1,702
Valuation allowance	—	—
Total deferred tax assets net of valuation allowance	2,851	1,702
Deferred tax liabilities - depreciation and amortization	3,648	3,124
Prepaid expenses	1,706	52
Right of use asset	38	825
Total deferred tax liabilities	5,392	4,001
Net deferred tax liability	$(2,541)	$(2,299)

The Company has no net operating loss carryforwards for income tax purposes as of September 30, 2022.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

As of September 30, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. In October 2021, the Company received notification from the Internal Revenue Service that the Internal Revenue Service audit for the 2018 tax year was completed with no changes to our reported tax for the 2018 tax year. Income tax returns for tax years from 2017 through 2021 remain subject to examination by the taxing jurisdictions.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the years ended September 30, 2022 and 2021 were $379 and $288, respectively.

The administrative expense charged to operations for the years ended September 30, 2022 and 2021 aggregated $64 and $59, respectively.

15.	BUSINESS SEGMENT INFORMATION

As discussed above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the fiscal years ended September 30, 2022 and 2021:

For the year ended September 30, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$316,863	$295,343	$11,625	$9,895	$—
Forwarding expenses and cost of revenues	250,666	242,946	2,933	4,787	—
Gross profit	66,197	52,397	8,692	5,108	—
Selling, general and administrative	54,723	40,075	5,421	3,095	6,132
Amortization of intangible assets	1,976	—	—	—	1,976
Income (loss) from operations	9,498	12,322	3,271	2,013	(8,108)
Interest expense	1,276	988	123	146	19
Identifiable assets	126,532	64,630	10,884	4,324	46,694
Capital expenditures, net of disposals	$551	$300	$198	$53	$—

For the year ended September 30, 2021 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$146,419	$125,863	$11,992	$8,564	$—
Forwarding expenses and cost of revenues	113,986	106,139	3,864	3,983	—
Gross profit	32,433	19,724	8,128	4,581	—
Selling, general and administrative	27,362	16,656	4,469	2,696	3,541
Amortization of intangible assets	1,120	—	—	—	1,120
Income (loss) from operations	3,951	3,068	3,659	1,885	(4,661)
Interest expense	589	294	117	156	22
Identifiable assets	115,924	59,026	9,344	3,905	43,649
Capital expenditures, net of disposals	$234	$20	$174	$40	$—

Goodwill and intangible assets are recorded at the Corporate level and are included in identifiable assets.

16.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of September 30, 2022, the remaining terms of the Company’s operating leases were between one and 60 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the years ended September 30, 2022 and 2021 are as follows:

	2022	2021
Operating lease cost	$1,869	$789
Short-term lease cost	353	240
Total lease cost	$2,222	$1,029

Rent expense for the year ended September 30, 2022 and 2021 was $2,222 and $1,029, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2022 were $5,660, $1,825 and $4,001, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2021 were $2,936, $1,281 and $1,751, respectively.

During the twelve months ended September 30, 2022 and 2021, the Company entered into new operating leases and recorded an additional $4,397 and $ 1,075, respectively in operating lease right of use assets and corresponding lease liabilities.

As of September 30, 2022 and 2021, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.6 years and 3.05% and 2.9 years and  3.89% respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $1,797 and $785 for the twelve months ended September 30, 2022 and 2021.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2022 are as follows (in thousands):

Year End September 30, 2022
Fiscal Year 2023	$1,793
Fiscal Year 2024	1,425
Fiscal Year 2025	1,066
Fiscal Year 2026	617
Fiscal Year 2027	629
Thereafter	696
Total undiscounted loan payments	6,226
Less imputed interest	(400)
Total lease obligation	$5,826

17.	RUBICON INVESTMENT
(in thousands, except per share data)

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon, at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon. Pursuant to the terms of the Purchase Agreement, the Acquired Shares represented 44.99% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The purchase price for the acquired Rubicon shares was $22,160 and was paid from the Company’s cash on hand, proceeds of the Bridge Loan, funds available under the Santander Credit Facility and funds available under the First Merchant Facility. On August 12, 2022 Rubicon announced that, in connection with the cash tender offer by the Company for up to 45% of Rubicon’s issued and outstanding common stock, par value $0.001 per share, the Rubicon Board of Directors set August 23, 2022 (the “Record Date”) as the record date for its cash distribution of $11.00 per share of Common Stock (the “Distribution”). The Distribution and the Record Date was conditioned upon the consummation of the cash tender offer on August 19, 2022, and the Distribution in the amount of $12,188 was paid to the Company on August 29, 2022.

The Company revalued the investment in Rubicon’s securities on September 30, 2022 and recorded a loss of $19,789 within other income (loss), net of dividends on the Company’s consolidated. Below is reconciliation for the changes to the investment in Rubicon for the year ended September 30, 2022.

Balance as of September 30, 2021	$—
Purchase of Rubicon investment	22,160
Fair value adjustments to Rubicon investment	(19,789)
Total	$2,371

The summarized financial information of Rubicon as of and for the twelve months ended September 30, 2022 is as follows: total assets $5,340, total liabilities $2,337, total revenues $3,883, gross profit $1,505 and net income $810.

18.	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

	Total fair value at September 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in Rubicon at fair value	$2,371	$2,371	$—	$—
	$2,371	$2,371	$—	$—
Liabilities:
Contingent earnout liabilities	$4,580	$—	$—	$4,580
	$4,580	$—	$—	$4,580

	Total fair value at September 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent earnout liabilities	$3,600	$—	$—	$3,600
	$3,600	$—	$—	$3,600

Investment in Rubicon at fair value

As of September 30, 2022, the Company held approximately 45% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment is traded on the NASDAQ stock exchange and has daily trading activity and is a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as a realized gain or loss in other income (expense). Refer to Note 17 to Consolidated Financial Statements for reconciliation of changes to the investment in Rubicon for the year ended September 30, 2022.

Contingent earnout liabilities

This liability relates to the estimated fair value of earnout payments to former ELFS owners for the earnout period ending September 30, 2022. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2022 were $1,664 and $2,916, respectively. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2021 were $1,054 and $2,546, respectively.

Refer to Note 2 to Consolidated Financial Statements for ELFS acquisition information. The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	September 30,
	2022	2021
Balance at beginning of year	$3,600	$—
Fair value of contingent consideration recorded in connection with business combinations	980	3,600
Total	$4,580	$3,600

The Company determined the fair value of the contingent earnout liability at September 30, 2022, using forecasted results through the expected earnout period. The principal inputs to the approach include expectations of the specific business’s revenue in fiscal years 2023 through 2025 using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. There were no significant changes to this methodology during the year ended September 30, 2022.

19.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has various employment agreements, including employment agreements with the previous owners of ELFS and PhosphoSolutions.

20.	RISK AND UNCERTAINTIES

(A)	Currency Risks

The nature of Janel’s operations requires it to deal with currencies other than the U.S. Dollar. As a result, the Company is exposed to the inherent risks of international currency markets and governmental interference. A number of countries where Janel maintains agent relationships have currency control regulations. The Company attempts to compensate for these exposures by accelerating international currency settlements among those agents.

(B)	Concentration of Credit Risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash and receivables from customers. The Company places its cash with financial institutions that have high credit ratings. The receivables from clients are spread over many customers. The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of its customers’ financial condition. We have continued to experience heightened customer credit risk as a result of the negative impact to customers’ financial condition, employment levels and consumer confidence arising from economic disruptions related to the COVID-19 pandemic, and we expect that our risk in this area will remain high as long as the disruptions persist.

(C)	Legal Proceedings

Janel is occasionally subject to claims and lawsuits which typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

(D)	Concentration of Customers

No customer accounts for 10% or more of consolidated sales for the years ended September 30, 2022 and 2021. No customer accounted for 10% or more of consolidated accounts receivable at September 30, 2022 and 2021.

(E)	Auto Insurance

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

21.	SUBSEQUENT EVENTS

On November 1, 2022, the Company completed a business combination whereby it acquired all of the outstanding stock of ImmunoBioScience Corporation (“IBS”), which we include in our Life Sciences segment. The aggregate purchase price for the outstanding stock was $4,000, subject to certain closing adjustments, as set forth in the related stock purchase agreement. At closing, $3,000 was paid in cash, while $250 is due to the former stockholder of IBS as a deferred acquisition payment upon integration. Further earnout payments—in an amount not to exceed $750—will be due to the former stockholder of IBS, based on applicable sales targets achieved during the three years post-close. IBS is a developer and manufacturer of high-quality reagents used by research and diagnostic customers. IBS was founded in 2007 and is headquartered in Mukilteo, Washington. The acquisition of IBS was completed to expand our product offerings in our Life Sciences segment.