Form 10-Q
period 2022-12-31
JANEL CORP
filed 2023-02-03
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 3, 2023 was 1,186,354.

JANEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended December 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2022	September 30, 2022
ASSETS
Current Assets:
Cash	$4,155	$6,591
Accounts receivable, net of allowance for doubtful accounts	42,598	57,077
Inventory, net	4,979	4,802
Prepaid expenses and other current assets	2,800	3,423
Total current assets	54,532	71,893
Property and Equipment, net	5,004	5,044
Other Assets:
Intangible assets, net	24,389	22,420
Goodwill	19,576	18,622
Investment in marketable securities at fair value	1,972	2,371
Operating lease right of use asset	5,600	5,660
Security deposits and other long-term assets	491	522
Total other assets	52,028	49,595
Total assets	$111,564	$126,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$21,320	$26,396
Accounts payable - trade	35,323	44,960
Accrued expenses and other current liabilities	6,186	7,194
Dividends payable	1,816	1,745
Current portion of earnout	1,892	1,664
Current portion of long-term debt	640	639
Current portion of deferred acquisition payments	440	188
Current portion of subordinated promissory note-related party	825	425
Current portion of operating lease liabilities	1,729	1,825
Total current liabilities	70,171	85,036
Other Liabilities:
Long-term debt	7,176	7,519
Long-term portion of earnout	3,288	2,916
Subordinated promissory notes-related party	4,864	5,382
Mandatorily redeemable non-controlling interest	430	430
Deferred income taxes	2,526	2,541
Long-term operating lease liabilities	4,053	4,001
Other liabilities	390	380
Total other liabilities	22,727	23,169
Total liabilities	92,898	108,205
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at December 31, 2022 and September 30, 2022, liquidation value of $7,500 and $7,429 at December 31, 2022 and September 30, 2022, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of December 31, 2022 and September 30, 2022, respectively	1	1
Paid-in capital	17,163	17,184
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	1,742	1,382
Total stockholders’ equity	18,666	18,327
Total liabilities and stockholders’ equity	$111,564	$126,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenue	$57,044	$83,314
Forwarding expenses and cost of revenue	42,127	67,825
Gross profit	14,917	15,489
Cost and Expenses:
Selling, general and administrative	13,011	12,338
Amortization of intangible assets	526	509
Total Costs and Expenses	13,537	12,847
Income from Operations	1,380	2,642
Other Items:
Interest expense	(474)	(279)
Unrealized loss on marketable securities	(399)	—
Income Before Income Taxes	507	2,363
Income tax expense	(147)	(675)
Net Income	360	1,688
Preferred stock dividends	(72)	(211)
Net Income Available to Common Stockholders	$288	$1,477
Net Income per share
Basic	$0.30	$1.76
Diluted	$0.30	$1.66
Net income per share attributable to common stockholders:
Basic	$0.24	$1.54
Diluted	$0.24	$1.45
Weighted average number of shares outstanding:
Basic	1,186.3	959.1
Diluted	1,208.2	1,018.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2022	11,368	$—	1,206,354	$1	$17,184	20,000	$(240)	$1,382	$18,327
Net Income	—	—	—	—	—	—	—	360	360
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock-based compensation	—	—	—	—	51	—	—	—	51
Balance - December 31, 2022	11,368	$—	1,206,354	$1	$17,163	20,000	$(240)	$1,742	$18,666

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2021	20,991	$—	962,207	$1	$14,838	20,000	$(240)	$3,520	$18,119
Net Income	—	—	—	—	—	—	—	1,688	1,688
Dividends to preferred stockholders	—	—	—	—	(211)	—	—	—	(211)
Stock-based compensation	—	—	—	—	29	—	—	—	29
Stock option exercise	—	—	17,500	—	85	—	—	—	85
Balance - December 31, 2021	20,991	$—	979,707	$1	$14,741	20,000	$(240)	$5,208	$19,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$360	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) Provision for uncollectible accounts	(71)	102
Depreciation	121	107
Deferred income provision	(15)	133
Amortization of intangible assets	526	509
Amortization of acquired inventory valuation	90	171
Amortization of loan costs	4	2
Stock-based compensation	61	40
Unrealized loss on marketable securities	399	—
Change in fair value of mandatorily redeemable noncontrolling interest	—	58
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,656	(4,952)
Inventory	84	(464)
Prepaid expenses and other current assets	623	684
Security deposits and other long term assets	31	67
Accounts payable and accrued expenses	(11,115)	7,172
Other liabilities	26	(26)
Net cash provided by operating activities	5,780	5,291
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(80)	(169)
Acquisition	(2,847)	—
Net cash used in investing activities	(2,927)	(169)
Cash Flows From Financing Activities:
Rrepayments of term loan	(347)	(292)
Proceeds from stock option exercise	—	85
Lines of credit payments, net	(5,076)	(5,795)
Issuance (repayment) of subordinated promissory notes	134	(168)
Net cash used in financing activities	(5,289)	(6,170)
Net decrease in cash	(2,436)	(1,048)
Cash at beginning of the period	6,591	6,234
Cash at end of period	$4,155	$5,186

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$380	$194
Income taxes	$9	$10
Non-cash investing activities:
Contingent earn-out acquisition	$600	$—
Due to former IBS owner	$455	$—
Non-cash financing activities:
Dividends declared to preferred stockholders	$72	$211

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In the Logistics segment, the Company disaggregates its revenue by its five primary service categories: trucking, ocean, air, customs brokerage, and other. A summary of the Company’s revenue disaggregated by major service lines for the three months ended December 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Service Type
Trucking	$22,761	$21,810
Ocean	18,166	33,895
Air	6,239	14,284
Customs brokerage	2,434	3,755
Other	2,200	3,812
Total	$51,800	$77,556

The results for the prior quarter ended December 31,2021 includes an immaterial correction in the classification of service type revenue resulting in a reduction of the Other category of $1,500 and an increase to Ocean and Air of $1,100 and $400, respectively. The correction had no effect on the reported Revenue or results of Operations.

Life Sciences and Manufacturing

Revenue from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Revenue from the Company’s Manufacturing segment, which is comprised of Indco, a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries (“Indco”), are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Revenue for Life Sciences and Manufacturing are recognized when products are shipped and risk of loss is transferred to the carrier(s) used.

2.	ACQUISITIONS

Fiscal 2023 Acquisition

Life Sciences

On November 1, 2022, the Company completed a business combination whereby it acquired all of the outstanding stock of ImmunoBioScience Corporation (“IBS”), for an aggregate purchase price of $4,055, net of $153 cash received.  At closing, $3,000 was paid in cash, $250 is due to the former stockholder of IBS as a deferred acquisition payment upon integration, $600 was recorded as a preliminary earnout consideration (not to exceed $750) and $205 was recorded as a preliminary working capital adjustment. The acquisition was funded with cash provided by normal operations, and the results of operations of IBS are included in Janel’s condensed consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $954 in goodwill and $2,495 in other identifiable intangibles. The Company is still finalizing the valuation of assets acquired and liabilities assumed, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are limited to, intangible assets, fair value of accounts receivable or a change in the goodwill balance. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. IBS is a developer and manufacturer of high-quality reagents used by research and diagnostic customers. IBS was founded in 2007 and is headquartered in Mukilteo, Washington. The acquisition of IBS was completed to expand our product offerings in our Life Sciences segment.

Fiscal 2022 Acquisition

Life Sciences

On August 15, 2022, the Company completed a business combination whereby it acquired all of the membership interests of ECM Biosciences LLC (“ECM”) for $850, net of $16 cash received. At closing, the former member of ECM was paid $600 in cash and an additional $250 was due to the former member, which is included in accrued expenses and other current liabilities. In connection with the combination, the Company recorded an aggregate of $24 in goodwill and $222 in other identifiable intangibles. This acquisition was funded with cash provided by normal operations. The results of operations of the acquired businesses are included in Janel’s consolidated results of operations since the date of the acquisition and is included in our Life Sciences segment. The acquisition of ECM was completed to expand our product offerings in our Life Sciences segment. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate.

Investment in Marketable Securities - Rubicon

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

3.	INVENTORY

Inventories consisted of the following (in thousands):

	December 31, 2022	September 30, 2022
Finished goods	$1,704	$1,823
Work-in-process	958	763
Raw materials	2,364	2,260
Gross inventory	5,026	4,846
Less – reserve for inventory valuation	(47)	(44)
Inventory net	$4,979	$4,802

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	December 31, 2022	September 30, 2022	Life
Customer relationships	$25,653	$23,625	12-24 Years
Trademarks/names	4,641	4,539	1-20 Years
Trademarks/names	521	521	Indefinite
Other	1,545	1,180	2-22 Years
	32,360	29,865
Less: Accumulated Amortization	(7,971)	(7,445)
Intangible assets, net	$24,389	$22,420

The composition of the intangible assets balance at December 31, 2022 and September 30, 2022 is as follows  (in thousands):

	December 31, 2022	September 30, 2022
Logistics	$18,174	$18,174
Life Sciences	6,486	3,991
Manufacturing	7,700	7,700
	32,360	29,865
Less: Accumulated Amortization	(7,971)	(7,445)
Intangible assets, net	$24,389	$22,420

Amortization expense for the three months ended December 31, 2022 and 2021 was $526 and $509, respectively.

5.	GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of the goodwill balance at December 31, 2022 and September 30, 2022 was as follows (in thousands):

	December 31, 2022	September 30, 2022
Logistics	$9,175	$9,175
Life Sciences	5,355	4,401
Manufacturing	5,046	5,046
Total	$19,576	$18,622

6.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

The wholly-owned subsidiaries which comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, have a Loan and Security Agreement (the “Santander Loan Agreement”) with Santander with respect to a revolving line of credit facility (the “Santander Facility”). The Santander Loan Agreement was amended on March 31, 2022 to provide for, among other changes, the following: (i) the maximum revolving facility amount available was increased from $30,000 to $31,500 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement); (ii) the LIBOR basis on which interest under the Santander Loan Agreement was calculated under certain circumstances was changed to the Secured Overnight Financing Rate (“SOFR”) and interest on the Santander Facility accrues at an annual rate equal to the one-month SOFR plus 2.75%; (iii) a one-time increase from $1,000 to $3,000 in the amount the Company was permitted to distribute to holders of the Company’s Series C Stock if specified conditions are met; and (iv) the amount of indebtedness of the Company’s Antibodies Incorporated subsidiary which the Company was permitted to guaranty was increased from $2,920 to $5,000.

On July 13, 2022, the Santander Loan Agreement was further amended by a Consent, Waiver and Second Amendment (the “Second Santander Amendment”) to (i) increase the maximum revolving facility amount available to $35,000 (limited to 85% of the Janel Group Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement), and (ii) provide for a new bridge term loan to the Company in the principal amount of up to $12,000 (the “Bridge Facility”) to be funded in connection with the acquisition by the Company of up to 45% of the outstanding shares of Rubicon Technology, Inc. (“Rubicon”), subject to the satisfaction of certain customary limited conditions (the “Rubicon Transaction”). The Bridge Facility was drawn on August 18, 2022 and matured on the earlier to occur of (i) twenty (20) business days following the funding of the Bridge Facility and (ii) the date of funding of the dividend to be paid by Rubicon in connection with the Rubicon Transaction. The Company repaid the Bridge Facility in full on August 30, 2022. The Second Santander Amendment also contained a one-time waiver and consent to (a) the consummation of the Rubicon Transaction, and (b) a dividend of $2,500 to be paid by Janel Group (as defined herein) to the Company.

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

At December 31, 2022, outstanding borrowings under the Santander Facility were $20,920, representing 59.8% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 5.94%.

At September 30, 2022, outstanding borrowings under the Santander Facility were $26,396, representing 75.4% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 5.79%.

 The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both December 31, 2022 and September 30, 2022.

(B)	First Merchants Bank Credit Facility

On March 21, 2016, Indco entered into a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank (“First Merchant”), which was subsequently amended on August 30, 2019 and July 1, 2020.

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

As of December 31, 2022, there were no outstanding borrowings under the revolving loan, $5,099 of borrowings under the term loan, and $626 of borrowings under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 7.97% and 4.19%, respectively.

As of September 30, 2022, there were no outstanding borrowings under the revolving loan, $5,420 of borrowings under the term loan, and $631 of borrowings under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 6.63% and 4.19%, respectively.

Indco was in compliance with the financial covenants defined in the First Merchants Credit Agreement at both December 31, 2022 and September 30, 2022.

(in thousands)	December 31, 2022	September 30, 2022
Total Debt*	$5,725	$6,051
Less Current Portion	(574)	(574)
Long-term Portion	$5,151	$5,477

*
Note: Term Loan principal payments are due in monthly installments of $46 plus monthly interest, at SOFR plus 2.75% to 3.5% per annum, and the mortgage loan is due in monthly installments of $4, including interest at 4.19%. The credit facilities are collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company, entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”) on June 21, 2018, as amended November 2019 and October 2, 2020. The First Northern Loan Agreement provides for a $2,235 term loan (the “First Northern Term Loan”), which bears interest at an annual rate of  4.00% and matures on November 14, 2029. In addition, Antibodies has a $750 revolving credit facility with First Northern (the “First Northern Revolving Loan”), which bears interest at a variable index rate, currently 7.75% and  matures on November 10, 2023.

Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (the “First Northern Solar Loan”), which bears interest at an annual rate of 4.43% (subject to adjustment in five years and matures on November 14, 2029; and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (the “First Northern Generator Loan”), which bears interest at an annual rate of 4.25% and matures on November 5, 2025.

There were no outstanding borrowings under the First Northern Generator Loan as of December 31, 2022 or September 30, 2022.

As of December 31, 2022, the total amount outstanding under the First Northern Term Loan was $2,070, of which $2,012 is included in long-term debt and $58 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of December 31, 2022, the total amount outstanding under the First Northern Solar Loan was $21, of which $13 is included in long-term debt, and $8 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of December 31, 2022, the total amount outstanding under the First Northern Revolving Loan was $400, which is included in lines of credit, with interest accruing at an effective interest rate of 8.25%.

As of September 30, 2022, the total amount outstanding under the First Northern Term Loan was $2,084, of which $2,027 is included in long-term debt and $57 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of September 30, 2022, the total amount outstanding under the First Northern Solar Loan was $23, of which $15 is included in long-term debt and $8 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of September 30, 2022, there were no outstanding borrowings under the First Northern Revolving Loan.

The Company was in compliance with the financial covenants defined in the First Northern Loan Agreement at December 31, 2022 and September 30, 2022.

(in thousands)	December 31, 2022	September 30, 2022
Total Debt*	$2,091	$2,107
Less Current Portion	(66)	(65)
Long-term Portion	$2,025	$2,042

*	Long-term debt under the First Northern Loan Agreement is due in monthly installments of $12 plus monthly interest, at 4.18% per annum for five years.

7.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

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

As of December 31, 2022, the amount outstanding under the ICT Subordinated Promissory Note was $589, of which $400 is included in the current portion of subordinated promissory notes and $189 is included in the long-term portion of subordinated promissory notes.

As of September 30, 2022, the amount outstanding under the ICT Subordinated Promissory Note was $707, of which $425 is included in the current portion of subordinated promissory notes and $282 is included in the long-term portion of subordinated promissory notes.

Janel Group, Inc. (“Janel Group”), a wholly-owned subsidiary of the Company, is the obligor on four fixed 4% subordinated promissory notes totaling $6,000 in the aggregate (together, the “ELFS Subordinated Promissory Notes”), payable to certain former shareholders of Expedited Logistics and Freight Services, LLC (“ELFS”), in connection with the Company’s business combination whereby it acquired all the membership interest of ELFS and its related subsidiaries.  All of the ELFS Subordinated Promissory Notes are guaranteed by the Company and are subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the Santander Bank Facility and the First Merchants Facility. The ELFS Subordinated Promissory Notes are payable in twelve equal consecutive quarterly installments of principal together with accrued interest.  Beginning October 15, 2021 and on the same day of the next eight consecutive calendar quarters, thereafter payment of accrued interest and unpaid interest is due to the former shareholders.  Beginning October 15, 2023 and on the same day of the next twelve consecutive calendar quarters, thereafter payment of principal together with accrued interest and unpaid interest is due to the former shareholders. In June 2022, the principal amount of the ELFS Subordinated Promissory Notes was adjusted to $5,100 due to a revised working capital adjustment of $900.

As of December 31, 2022, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100, of which $425 was included in the current portion of subordinated promissory notes and $4,675 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2022, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100 and was included in the long-term portion of subordinated promissory notes.

(in thousands)	December 31, 2022	September 30, 2022
Total subordinated promissory notes	$5,689	$5,807
Less current portion of subordinated promissory notes	(825)	(425)
Long term portion of subordinated promissory notes	$4,864	$5,382

8.	STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

(A)	Common Stock

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

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s Board of Directors, and will increase by 1% beginning on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of December 31, 2022 and September 30, 2022 was 5%.

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
(in thousands, except share and per share data)

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

Total stock-based compensation for the three months ended December 31, 2022 and 2021 amounted to $51 and $29, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Three Months Ended December 31, 2022
Risk-free interest rate	3.98%
Expected option term in years	5.5-6.5
Expected volatility	93.6%
Dividend yield	—%
Weighted average grant date fair value	$30.06 - $41.24

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2022	30,993	$12.68	6.8	$1,251.45
Granted	10,000	$53.06	9.6	$—
Outstanding balance at December 31, 2022	40,993	$22.53	7.3	$812.57
Exercisable at December 31, 2022	21,831	$9.96	5.7	$631.90

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at December 31, 2022 of $38.90 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2022, there was approximately $485 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of 2.67 years.

Liability classified share-based awards

During the three months ended December 31, 2022, 7,018 options were granted with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Three Months Ended December 31, 2022
Risk-free interest rate	3.98%
Expected option term in years	4.5-5.5
Expected volatility	44%
Dividend yield	—%
Weighted average grant date fair value	$3.96 - $6.68

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2022	35,607	$12.22	6.67	$175.98
Granted	7,018	$15.20	9.75	$—
Outstanding balance at December 31, 2022	42,625	$12.71	7.10	$119.94
Exercisable at December 31, 2022	28,613	$11.40	6.00	$113.20

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at December 31, 2022 of $15.20 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $320 and $361 as of December 31, 2022 and September 30, 2022, respectively, and is included in other liabilities in the condensed consolidated financial statements. The compensation cost related to these options was approximately $31 and $50 for the three months ended December 31, 2022 and 2021, respectively.

The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

On December 13, 2021, two minority owners of Indco exercised 7,000 and 3,372 options to purchase Indco’s common stock at an exercise price of $6.48 and $12.07 for an aggregate purchase price of $45 and $41, respectively. Indco issued related party promissory notes in the amount of $45 and $41, respectively, which bear interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2024. These notes are included in security deposits and other long-term assets. The fair value of the 7,000 and 3,372 shares of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. On December 13, 2021, Indco repurchased 7,000 shares of Indco’s stock at a purchase price of $17.16 per share from a minority owner of Indco for the aggregate purchase price of $120. The fair value of the repurchased 7,000 shares of Indco’s common stock was recorded as a decrease in mandatorily redeemable non-controlling interest. As a result of the exercise of 10,372 options and the repurchase of 7,000 shares of Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 9.77% as of December 31, 2022.

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

As of December 31, 2022, there was approximately $76 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
(in thousands, except per share data)	2022	2021
Income:
Net income	$360	$1,688
Preferred stock dividends	(72)	(211)
Net income available to common stockholders	$288	$1,477

Common Shares:
Basic - weighted average common shares	1,186.3	959.1
Effect of dilutive securities:
Stock options	21.9	58.7
Convertible preferred stock	—	0.3
Diluted - weighted average common stock	1,208.2	1,018.1

Income per Common Share:
Basic -
Net income	$0.30	$1.76
Preferred stock dividends	(0.06)	(0.22)
Net income attributable to common stockholders	$0.24	$1.54

Diluted -
Net income	$0.30	$1.66
Preferred stock dividends	(0.06)	(0.21)
Net income available to common stockholders	$0.24	$1.45

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 10 anti-dilutive shares for each of the three-month period ended December 31, 2022 and December 31, 2021.

Potentially dilutive securities as of December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,
	2022	2021
Employee stock options (Note 9)	22	92
	22	92

11.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three-month periods ended December 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Federal taxes at statutory rates	$107	$496
Permanent differences	1	10
State and local taxes, net of Federal benefit	39	169
Total	$147	$675

12.	BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2022:

For the three months ended December 31, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$57,044	$51,800	$2,838	$2,406	$—
Forwarding expenses and cost of revenue	42,127	40,267	728	1,132	—
Gross profit	14,917	11,533	2,110	1,274	—
Selling, general and administrative	13,011	9,528	1,510	774	1,199
Amortization of intangible assets	526	—	—	—	526
Income (loss) from operations	1,380	2,005	600	500	(1,725)
Interest expense	474	334	37	103	—
Identifiable assets	111,564	49,220	11,317	4,085	46,942
Capital expenditures, net of disposals	80	68	10	2	—

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2021:

For the three months ended December 31, 2021 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$83,314	$77,556	$3,244	$2,514	$—
Forwarding expenses and cost of revenue	67,825	65,610	1,001	1,214	—
Gross profit	15,489	11,946	2,243	1,300	—
Selling, general and administrative	12,338	9,349	1,250	729	1,010
Amortization of intangible assets	509	—	—	—	509
Income (loss) from operations	2,642	2,597	993	571	(1,519)
Interest expense	279	224	29	26	—
Identifiable assets	122,237	64,899	10,083	4,017	43,238
Capital expenditures, net of disposals	169	65	102	2	—

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 1	December 31, 2022	September 30, 2022
Investment in Rubicon at fair value	$1,972	$2,371
Level 1 Assets	$1,972	$2,371

As of December 31, 2022 and September 30, 2022, the Company held approximately 45% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange, had daily trading activity and had a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as a realized gain or loss in other income (expense).

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which is measured at fair value on a recurring basis utilizing Level 1 assumptions in its valuation (in thousands):

	December 31, 2022	September 30, 2022
Balance beginning of period	$2,371	$—
Purchase of Rubicon Investment	—	22,160
Unrealized loss on Rubicon investment	(399)	(19,789)
Balance end of period	$1,972	$2,371

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 3	December 31, 2022	September 30, 2022
Contingent earnout liabilities	$5,180	$4,580
Level 3 Liabilities	$5,180	$4,580

These liabilities relates to the estimated fair value of earnout payments to former IBS and ELFS owners for the period ending December 31, 2022 and September 30, 2022. The current and non-current portions of the fair value of the contingent earnout liability at December 31, 2022 were $1,892 and $3,288, respectively. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2022 were $1,664 and $2,916, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	December 31, 2022	September 30, 2022
Balance beginning of period	$4,580	$3,600
Fair value of contingent consideration recorded in connection with business combinations	600	980
Balance end of period	$5,180	$4,580

14.	LEASES

The Company has operating leases for office and warehouse space in certain locations where it conducts business. As of December 31, 2022, the remaining terms of the Company’s operating leases were between one and 70 months, and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three-month periods ended December 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Operating lease cost	$551	$480
Short-term lease cost	20	152
Total lease cost	$571	$632

Rent expense for the three months ended December 31, 2022 and 2021 was $571 and $632, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of December 31, 2022 were $5,600, $1,729 and $4,053, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2022 were $5,660, $1,825 and $4,001, respectively.

During the three months ended December 31, 2022, the Company entered into new operating leases and recorded an additional $399 in operating lease right of use assets and corresponding lease liabilities.

As of December 31, 2022 and September 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.4 years and 3.00% and 4.6 years and 3.05%, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2022 are as follows (in thousands):

2023	$1,759
2024	1,409
2025	1,005
2026	709
2027	723
Thereafter	566
Total undiscounted loan payments	6,171
Less: imputed interest	(389)
Total lease obligation	$5,782

15.	SUBSEQUENT EVENT

On January 30, 2023, Janel Group, Inc., a wholly-owned subsidiary of the Company, and Janel Group’s wholly-owned subsidiaries, as Borrowers, and the Company and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as Loan Party Obligors, entered into the Third Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement, dated September 21, 2021 (the “Loan Agreement”), with Santander Bank, N.A., in its capacity as Lender. As amended by the terms of the Amendment, the 85% of the Borrowers’ eligible accounts receivable used to calculate the borrowing base under the Loan Agreement was increased to 90% for Domestic Insured Accounts (as defined in the Amendment), subject to adjustments set forth in the Loan Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three months ended December 31, 2022, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant charge to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage, and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our, our acquired companies’ and subsidiaries’ ability to utilize anticipated tax benefits; the impact of rising interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; the impact of the coronavirus pandemic on worldwide economic conditions and on our businesses; economic and other conditions in the markets in which we operate; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; instability in the financial markets; changes or developments in U.S. laws or policies; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; the impact of increases in shipping costs, long lead times, supply shortages and supply changes; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies which host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; risks related to the classification of owner-operators in the transportation industry; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by our officers and directors and one of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

On November 1, 2022, the Company completed a business combination whereby it acquired all of the outstanding stock of ImmunoBioScience Corporation, which we include in our Life Sciences segment.

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

Investment in Marketable Securities - Rubicon

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

The purpose of our investment in Rubicon is for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon's Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. Although we are optimistic about our investment in Rubicon, our investment involves risks and uncertainties that are beyond our control.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 9, 2022. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the three months ended December 31, 2022.

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

Results of Operations – Janel Corporation – Three Months Ended December 31, 2022 and 2021

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended December 31,
(in thousands)	2022	2021
Revenue	$57,044	$83,314
Forwarding expenses and cost of revenue	42,127	67,825
Gross profit	14,917	15,489
Operating expenses	13,537	12,847
Income from operations	1,380	2,642
Net income	360	1,688
Adjusted operating income	$2,057	$3,362

Consolidated revenue for the three months ended December 31, 2022 was $57,044, which was $26,270 or 32% lower than the prior year period. Revenue over this period decreased primarily due to lower freight prices in our Logistics segment as a result of lower freight demand relative to improved global transportation capacity.

Income from operations for the three months ended December 31, 2022 was $1,380 compared with $2,642 in the prior year period. The decrease for the three months ended December 31, 2022 resulted from lower profits across of our business segments, especially at our Logistics segment which benefited from unusual demand in the prior year.

Net income for the three months ended December 31, 2022 totaled $360 or $0.24 per diluted share, compared to net income of $1,688 or $1.66 per diluted share for the three months ended December 31, 2021. The decline in net income was largely due to lower profits in our business segments, higher interest expense and a non-cash mark-to-market write-down of an equity investment.

Adjusted operating income for the three months ended December 31, 2022 decreased to $2,057 versus $3,362 in the prior year period. The decrease for the three months ended December 31, 2022 resulted from an overall decrease in profits.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended December 31,
(in thousands)	2022	2021
Income from operations	$1,380	$2,642
Amortization of intangible assets	526	509
Stock-based compensation	61	40
Cost recognized on sale of acquired inventory	90	171
Adjusted operating income	$2,057	$3,362

Results of Operations – Logistics – Three Months Ended December 31, 2022 and 2021

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include arrangement of freight forwarding by air, ocean and ground, customs entry filing, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

	Three Months Ended December 31,
	2022	2021
(in thousands)
Revenue	$51,800	$77,556
Forwarding expense	40,267	65,610
Gross profit	11,533	11,946
Gross profit margin	22.3%	15.4%
Selling, general and administrative expenses	9,528	9,349
Income from operations	$2,005	$2,597

Revenue

Total revenue for the three months ended December 31, 2022 was $51,800 as compared to $77,556 for the three months ended December 31, 2021, a decrease of $25,756 or 33%. Revenue decreased primarily due to lower freight prices as a result of lower freight demand relative to improved global transportation capacity.

Gross Profit

Gross profit for the three months ended December 31, 2022 was $11,533, a decrease of $413, or 3%, as compared to $11,946 for the three months ended December 31, 2021. Gross margin as a percentage of revenue increased to 22.3% for the three months ended December 31, 2022, compared to 15.4% for the prior year period. Our gross profit margin increased as gross profit declined slightly as compared with gross revenue which declined more significantly due to lower freight prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2022 were $9,528, as compared to $9,349 for the three months ended December 31, 2021. This increase of $179, or 2%, was mainly due to additional personnel investments. As a percentage of revenue, selling, general and administrative expenses were 18.4% and 12.1% of revenue for the three months ended December 31, 2022 and 2021, respectively. The increase in selling, general and administrative expenses as a percentage of revenue largely reflected the reduction in transportation rates and additional personnel investments.

Income from Operations

Income from operations decreased to $2,005 for the three months ended December 31, 2022, as compared to income from operations of $2,597 for the three months ended December 31, 2021, a decrease of $592. Income from operations decreased as a result of lower transportation demand and higher personnel investments. Operating margin as a percentage of gross profit for the three months ended December 31, 2022 was 17.4% compared to 21.7% in the prior year period due to lower gross profits and higher personnel investments.

Results of Operations – Life Sciences – Three Months Ended December 31, 2022 and 2021

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

	Three Months Ended December 31,
	2022	2021
(in thousands)
Revenue	$2,838	$3,244
Cost of sales	638	830
Cost recognized upon sale of acquired inventory	90	171
Gross profit	2,110	2,243
Gross profit margin	74.3%	69.1%
Selling, general and administrative	1,510	1,250
Income from operations	$600	$993

Revenue

Total revenue was $2,838 and $3,244 for the three months ended December 31, 2022 and 2021, respectively, reflecting a decrease of $406 or 12.5% compared to the prior year period due to the timing of orders, in particular for diagnostic reagents and lower COVID- related sales.

Gross Profit

Gross profit was $2,110 and $2,243 for the three months ended December 31, 2022 and 2021, respectively, a decrease of $133 or 5.9%. During the three months ended December 31, 2022 and 2021, gross profit margin was 74.3% and 69.1%, respectively, as cost recognized upon sale of acquired inventory declined and product mix improved.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,510 and $1,250 for the three months ended December 31, 2022 and 2021, respectively. The year-over-year increase was largely due to acquisition integration expenses.

Income from Operations

Income from operations for the three months ended December 31, 2022 and 2021 was $600 and $993, respectively, a decrease of $393 or 39.6%, due to the timing of orders, in particular to diagnostic reagents, lower COVID-related sales and acquisition-related expenses.

Results of Operations - Manufacturing – Three Months Ended December 31, 2022 and 2021

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

	Three Months Ended December 31,
	2022	2021
(in thousands)
Revenue	$2,406	$2,514
Cost of sales	1,132	1,214
Gross profit	1,274	1,300
Gross profit margin	53.0%	51.7%
Selling, general and administrative expenses	774	729
Income from operations	$500	$571

Revenue

Total revenue was $2,406 and $2,514 for the three months ended December 31, 2022 and 2021, respectively, a decrease of $108. The decrease in revenue for the three months ended December 31, 2022 reflected a decrease in volume across the business offset in part by higher product pricing.

Gross Profit

Gross profit was $1,274 and $1,300 for the three months ended December 31, 2022 and 2021, respectively, a decrease of $26, or 2.0%. Gross profit margin for the three months ended December 31, 2022 and 2021 was 53.0% and 51.7%, respectively. The year-over-year increase in gross profit margin was generally due to a more favorable mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $774 and $729 for the three months ended December 31, 2022 and 2021, respectively, an increase of $45 or 6.2%. The increase in expenses relative to revenue for the three-month periods reflected the mix of business.

Income from Operations

Income from operations was $500 for the three months ended December 31, 2022 compared to $571 for the three months ended December 31, 2021, representing a 12.4% decrease from the prior year period due to the timing of orders.

Results of Operations – Corporate and Other – Three Months Ended December 31, 2022 and 2021

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended December 31,
(in thousands)	2022	2021
Total income from operations by segment	$3,105	$4,161
Corporate expenses	(1,138)	(1,000)
Amortization of intangible assets	(526)	(509)
Stock-based compensation	(61)	(10)
Total corporate expenses	(1,725)	(1,519)
Interest expense	(474)	(279)
Unrealized loss on Rubicon investment	(399)	—
Net income before taxes	507	2,363
Income taxes expense	(147)	(675)
Net Income	360	1,688
Preferred stock dividends	(72)	(211)
Net Income Available to Common Stockholders	$288	$1,477

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $206 or 13.6%, to $1,725 in the three months ended December 31, 2022 as compared to $1,519 for the three months ended December 31, 2021. The increase was due primarily to higher stock-based compensation, higher accounting-related professional expense, an increase in merger and acquisition expenses and increases in amortization of intangible expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $195, or 69.9%, to $474 for the three months ended December 31, 2022 from $279 for the three months ended December 31, 2021. The increase was primarily due to higher interest rates and higher average debt balances to support our acquisition efforts.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $147 for the three months ended December 31, 2022, as compared to an income tax expense of $675 for the three months ended December 31, 2021. The decrease in expense was primarily due to lower pretax income.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended December 31, 2022 and 2021, preferred stock dividends were $72 and $211, respectively, representing a decrease of $139, or 65.9%. The decrease in preferred stock dividends was the result of the Company retiring $6,000 of Series C Preferred Stock on March 31, 2022 and the change in the annual dividend rate from 9% to 5%.

Net Income

Net income was $360, or $0.24 per diluted share, for the three months ended December 31, 2022 compared to net income of $1,688 or $1.66 per diluted share, for the three months ended December 31, 2021.The decline in net income was largely due to lower profits in our business segments, higher interest expenses and a non-cash mark-to-market write-down of an equity investment.

Income Available to Common Stockholders

Income available to holders of Common Stock was $288, or $0.24 per diluted share, for the three months ended December 31, 2022 compared to income available to holders of Common Stock of $1,477, or $1.45 per diluted share, for the three months ended December 31, 2021.

The decrease in net income available to common stockholders reflected lower net income, partially offset by a decrease in the dividend rate with respect to the Series C Stock as of March 31, 2022 from 9% to 5%.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements, include meeting debt obligations and funding working capital, day-to-day operating expenses and capital expenditures, depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. Our Logistics segment depends on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors.

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

Cash flows from operating activities

Net cash provided by operating activities was $5,780 for the three months ended December 31, 2022, versus $5,291 provided by operating activities for the three months ended December 31, 2021. The increase in cash provided by operations for the three months ended December 31, 2022 compared to the prior year period was driven principally by lower net income offset by lower net working capital at our Logistics segment.

Cash flows from investing activities

Net cash used in investing activities totaled $2,927 for the three months ended December 31, 2022, versus $169 for the three months ended December 31, 2021. We used $80 for the acquisition of property and equipment and $2,847 for the acquisition of one business for the three months ended December 31, 2022, compared to $169 for the acquisition of property and equipment for the three months ended December 31, 2021.

Cash flows from financing activities

Net cash used in financing activities was $5,289 for the three months ended December 31, 2022, versus net cash used in financing activities of $6,170 for the three months ended December 31, 2021. Net cash used in financing activities for the three months ended December 31, 2022 primarily included repayment of funds from our line of credit, and repayment of funds from our term loan. Net cash used in financing activities for the three months ended December 31, 2021 primarily included repayments of funds from our line of credit and repayments of term loans.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company's overall internal control over financial reporting (as such is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, or internal control over financial reporting.

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

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2022 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended December 31, 2022. In addition, there were no shares of Common Stock purchased by us during the three months ended December 31, 2022.

ITEM 5.	OTHER INFORMATION

On January 30, 2023, Janel Group, Inc. (“Janel”), a wholly-owned subsidiary of Janel Corporation (the “Company”), and Janel’s wholly-owned subsidiaries, as Borrowers, and the Company and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as Loan Party Obligors, entered into the Third Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement, dated September 21, 2021 (the “Loan Agreement”), with Santander Bank, N.A., in its capacity as Lender. As amended by the terms of the Amendment, the 85% of the Borrowers’ eligible accounts receivable used to calculate the borrowing base under the Loan Agreement was increased to 90% for Domestic Insured Accounts (as defined in the Amendment), subject to adjustments set forth in the Loan Agreement.

ITEM 6.	EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)
32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)
10.1	Third Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, a Texas limited liability company, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as loan party obligors dated January 30, 2023 (filed herewith)
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 for the three months ended December 31, 2022 and 2021 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months December 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 3, 2023	JANEL CORPORATION
Registrant

/s/ Darren Seirer
Darren Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 3, 2023	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary