Form 10-Q
period 2023-03-31
JANEL CORP
filed 2023-05-05
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 5, 2023 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended March 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	September 30, 2022
ASSETS
Current Assets:
Cash	$2,313	$6,591
Accounts receivable, net of allowance for doubtful accounts	30,342	57,077
Inventory, net	5,237	4,802
Prepaid expenses and other current assets	5,152	3,423
Total current assets	43,044	71,893
Property and Equipment, net	5,005	5,044
Other Assets:
Intangible assets, net	24,048	22,420
Goodwill	19,766	18,622
Investment in marketable securities at fair value	1,861	2,371
Operating lease right of use asset	5,177	5,660
Security deposits and other long-term assets	638	522
Total other assets	51,490	49,595
Total assets	$99,539	$126,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$18,732	$26,396
Accounts payable - trade	27,708	44,960
Accrued expenses and other current liabilities	6,906	7,194
Dividends payable	1,886	1,745
Current portion of earnout	1,324	1,664
Current portion of long-term debt	641	639
Current portion of deferred acquisition payments	191	188
Current portion of subordinated promissory note-related party	788	425
Current portion of operating lease liabilities	1,700	1,825
Total current liabilities	59,876	85,036
Other Liabilities:
Long-term debt	6,801	7,519
Long-term portion of earnout	2,163	2,916
Subordinated promissory notes-related party	4,808	5,382
Mandatorily redeemable non-controlling interest	430	430
Deferred income taxes	2,517	2,541
Long-term operating lease liabilities	3,678	4,001
Other liabilities	399	380
Total other liabilities	20,796	23,169
Total liabilities	80,672	108,205
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at March 31, 2023 and September 30, 2022, liquidation value of $7,570 and $7,429 at March 31, 2023 and September 30, 2022, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of March 31, 2023 and September 30, 2022, respectively	1	1
Paid-in capital	17,146	17,184
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	1,960	1,382
Total stockholders’ equity	18,867	18,327
Total liabilities and stockholders’ equity	$99,539	$126,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue	$45,378	$80,851	$102,422	$164,165
Forwarding expenses and cost of revenue	31,629	64,342	73,756	132,167
Gross profit	13,749	16,509	28,666	31,998
Cost and Expenses:
Selling, general and administrative	12,302	13,875	25,313	26,213
Amortization of intangible assets	543	487	1,069	996
Total Costs and Expenses	12,845	14,362	26,382	27,209
Income from Operations	904	2,147	2,284	4,789
Other Items:
Interest expense	(474)	(269)	(948)	(548)
Unrealized loss on marketable securities	(111)	—	(510)	—
Income Before Income Taxes	319	1,878	826	4,241
Income tax expense	(101)	(605)	(248)	(1,280)
Net Income	218	1,273	578	2,961
Preferred stock dividends	(70)	(233)	(142)	(444)
Non-controlling interest dividends	—	(61)	—	(61)
Net Income Available to Common Stockholders	$148	$979	$436	$2,456

Net income per share
Basic	$0.18	$1.30	$0.49	$3.06
Diluted	$0.18	$1.23	$0.48	$2.89
Net income per share attributable to common stockholders:
Basic	$0.12	$1.00	$0.37	$2.54
Diluted	$0.12	$0.95	$0.36	$2.40
Weighted average number of shares outstanding:
Basic	1,186.4	973.9	1,186.4	966.5
Diluted	1,206.1	1,031.2	1,207.2	1,024.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2022	11,368	—	1,206,354	$1	$17,184	20,000	$(240)	$1,382	$18,327
Net Income	—	—	—	—	—	—	—	360	360
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock-based compensation	—	—	—	—	51	—	—	—	51
Balance - December 31, 2022	11,368	—	1,206,354	1	17,163	20,000	(240)	1,742	18,666
Net Income	—	—	—	—	—	—	—	218	218
Dividends to preferred stockholders	—	—	—	—	(70)	—	—	—	(70)
Stock based compensation	—	—	—	—	53	—	—	—	53
Balance - March 31, 2023	11,368	$—	1,206,354	$1	$17,146	20,000	$(240)	$1,960	$18,867

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2021	20,991	—	962,207	$1	$14,838	20,000	$(240)	$3,520	$18,119
Net Income	—	—	—	—	—	—	—	1,688	1,688
Dividends to preferred stockholders	—	—	—	—	(211)	—	—	—	(211)
Stock-based compensation	—	—	—	—	29	—	—	—	29
Stock options exercise	—	—	17,500	—	85	—	—	—	85
Balance - December 31, 2021	20,991	—	979,707	1	14,741	20,000	(240)	5,208	19,710
Net Income	—	—	—	—	—	—	—	1,273	1,273
Dividends to preferred stockholders	—	—	—	—	(233)	—	—	—	(233)
Dividend to non-controlling interest	—	—	—	—	(61)	—	—	—	(61)
Preferred C shares purchased	(4,687)	—	—	—	(1,731)	—	—	—	(1,731)
Preferred C shares converted	(4,905)	—	65,205	—	—	—	—	—	—
Preferred B shares converted	(31)	—	306	—	—	—	—	—	—
Stock based compensation	—	—	15,000	—	718	—	—	—	718
Stock options exercise	—	—	17,500	—	76	—	—	—	76
Balance - March 31, 2022	11,368	$—	1,077,718	$1	$13,510	20,000	$(240)	$6,481	$19,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$578	$2,961
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for uncollectible accounts	(237)	417
Depreciation	243	225
Deferred income tax provision	(23)	76
Amortization of intangible assets	1,069	996
Amortization of acquired inventory valuation	217	263
Amortization of loan costs	8	5
Stock-based compensation	123	768
Unrealized loss on marketable securities	510	—
Change in fair value of mandatorily redeemable noncontrolling interest	—	58
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	27,112	(13,307)
Inventory	(145)	(1,043)
Prepaid expenses and other current assets	(1,729)	(1,236)
Security deposits and other long-term assets	(116)	65
Accounts payable and accrued expenses	(17,563)	15,728
Other liabilities	53	15
Net cash provided by operating activities	10,100	5,991
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(178)	(270)
Earnout payment	(1,693)	—
Acquisitions	(3,911)	(112)
Net cash used in investing activities	(5,782)	(382)
Cash Flows From Financing Activities:
Repayments of term loan	(725)	(510)
Proceeds from stock option exercise	—	161
Lines of credit payments, net	(7,663)	(4,975)
Repayment of subordinated promissory notes	(208)	(24)
Dividends paid to minority shareholders	—	(61)
Dividends paid to preferred stockholders	—	(657)
Repurchase of Series C Preferred Stock	—	(2,343)
Net cash used in financing activities	(8,596)	(8,409)
Net decrease in cash	(4,278)	(2,800)
Cash at beginning of the period	6,591	6,234
Cash at end of period	$2,313	$3,434

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$781	$387
Income taxes	$1,047	$829
Non-cash operating activities:
Contingent earnout acquisition	$600	$—
Due to former owner	$455	$—
Non-cash investing activities:
Purchase price adjustments	$—	$112
Non-cash financing activities:
Dividends declared to preferred stockholders	$142	$444

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In the Logistics segment, the Company disaggregates its revenues by its five primary service categories: Trucking, Ocean, Air, Other, and Customs Brokerage. A summary of the Company’s revenues disaggregated by major service lines for the three and six months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service Type
Trucking	$19,596	$23,539	$42,357	$45,349
Ocean	9,240	32,285	27,406	66,180
Air	5,219	13,063	11,458	27,347
Other	3,665	3,115	5,865	6,927
Customs Brokerage	2,158	3,071	4,592	6,826
Total	$39,878	$75,073	$91,678	$152,629

The results for the six months ended March 31, 2022 include an immaterial correction in the classification of service type revenue. The correction resulted in a reduction of the Other category of $1,518 and an increase to Ocean, Air, Trucking and Custom Brokerage of $1,019, $410, $35 and $54, respectively. The corrections had no effect on reported revenue or results of operations.

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

Fiscal 2023 Acquisitions

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

On March 2, 2023, the Company completed a business combination whereby it acquired all of the outstanding stock of Stephen Hall PhD, Ltd. (“SH”) for an aggregate purchase price of $609. At closing, $500 was paid in cash, with $100 due to the former stockholder of SH as a deferred acquisition payment upon integration, and $9 recorded as a preliminary working capital adjustment. The acquisition was funded with cash provided by normal operations, and the results of operations of SH are included in Janel’s condensed consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $190 in goodwill and $202 in other identifiable intangibles. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. SH is a developer and manufacturer of antibodies and cell culture media for research and diagnostic uses. SH was founded in 2011 and is headquartered in Lafayette, Indiana. The acquisition of SH was completed to expand our product offerings in our Life Sciences segment.

The Company is still finalizing the valuation of assets acquired and liabilities assumed for both IBS and SH, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are limited to, intangible assets, fair value of accounts receivable or a change in the goodwill balance.

Fiscal 2022 Acquisitions

Life Sciences

On August 15, 2022, the Company completed a business combination whereby it acquired all of the membership interests of ECM Biosciences LLC (“ECM”) for $850, net of $16 cash received. At closing, the former member of ECM was paid $600 in cash and an additional $250 was due to the former member, which is included in accrued expenses and other current liabilities. In connection with the combination, the Company recorded an aggregate of $24 in goodwill and $222 in other identifiable intangibles. This acquisition was funded with cash provided by normal operations. The results of operations of the acquired businesses are included in Janel’s consolidated results of operations since the date of the acquisition and are included in our Life Sciences segment. The acquisition of ECM was completed to expand our product offerings in our Life Sciences segment. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate.

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

Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems.

3.	INVENTORY

Inventories consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
Finished goods	$1,822	$1,823
Work-in-process	1,085	763
Raw materials	2,377	2,260
Gross inventory	5,284	4,846
Less – reserve for inventory valuation	(47)	(44)
Inventory net	$5,237	$4,802

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	March 31, 2023	September 30, 2022	Life
Customer relationships	$25,796	$23,625	12-24 Years
Trademarks/names	4,661	4,539	1-20 Years
Trademarks/names	521	521	Indefinite
Other	1,584	1,180	2-22 Years
	32,562	29,865
Less: Accumulated Amortization	(8,514)	(7,445)
Intangible assets, net	$24,048	$22,420

The composition of the intangible assets balance at March 31, 2023 and September 30, 2022 is as follows (in thousands):

	March 31, 2023	September 30, 2022
Logistics	$18,174	$18,174
Life Sciences	6,688	3,991
Manufacturing	7,700	7,700
	32,562	29,865
Less: Accumulated Amortization	(8,514)	(7,445)
Intangible assets, net	$24,048	$22,420

Amortization expense for the six months ended March 31, 2023 and 2022 was $1,069 and $996, respectively.

5.	GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of the goodwill balance at March 31, 2023 and September 30, 2022 was as follows (in thousands):

	March 31, 2023	September 30, 2022
Logistics	$9,175	$9,175
Life Sciences	5,545	4,401
Manufacturing	5,046	5,046
Total	$19,766	$18,622

6.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

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

On July 13, 2022, the Santander Loan Agreement was further amended by a Consent, Waiver and Second Amendment (the “Second Santander Amendment”) to (i) increase the maximum revolving facility amount available to $35,000 (limited to 85% of the Janel Group Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement) and (ii) provide for a new bridge term loan to the Company in the principal amount of up to $12,000 (the “Bridge Facility”) to be funded in connection with the acquisition by the Company of up to 45% of the outstanding shares of Rubicon Technology, Inc. (“Rubicon”), subject to the satisfaction of certain customary limited conditions (the “Rubicon Transaction”). The Bridge Facility was drawn on August 18, 2022 and matured on the earlier to occur of (i) twenty (20) business days following the funding of the Bridge Facility and (ii) the date of funding of the dividend to be paid by Rubicon in connection with the Rubicon Transaction. The Company repaid the Bridge Facility in full on August 30, 2022. The Second Santander Amendment also contained a one-time waiver and consent to (a) the consummation of the Rubicon Transaction, and (b) a dividend of $2,500 to be paid by Janel Group (as defined herein) to the Company.

On January 30, 2023, the Santander Loan Agreement was further amended by the Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Santander Amendment”). As amended by the terms of the Third Santander Amendment, the percentage of the Borrowers’ eligible accounts receivable used to calculate the borrowing base under the Loan Agreement was increased from 85% to 90% for Domestic Insured Accounts (as defined in the Amendment), subject to adjustments set forth in the Loan Agreement.

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

At March 31, 2023, outstanding borrowings under the Santander Facility were $18,157, representing 51.9% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 7.02%.

At September 30, 2022, outstanding borrowings under the Santander Facility were $26,396, representing 75.4% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 5.79%.

 The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both March 31, 2023 and September 30, 2022.

(B)	First Merchants Bank Credit Facility

On February 29, 2016, Indco entered into a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank (“First Merchant”), which was subsequently amended on August 30, 2019 and July 1, 2020.

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

As of March 31, 2023, there were no outstanding borrowings under the revolving loan, $4,747 of borrowings under the term loan, and $620 of borrowings under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 8.41% and 4.19%, respectively.

As of September 30, 2022, there were no outstanding borrowings under the revolving loan, $5,420 of borrowings under the term loan, and $631 of borrowings under the mortgage loan with interest accruing on the term loan and mortgage loan at an effective interest rate of 6.63% and 4.19%, respectively.

Indco was in compliance with the financial covenants defined in the First Merchants Credit Agreement at both March 31, 2023 and September 30, 2022.

(in thousands)	March 31, 2023	September 30, 2022
Total Debt*	$5,367	$6,051
Less Current Portion	(574)	(574)
Long-term Portion	$4,793	$5,477

*
Note: Term Loan is due in monthly installments of $46 plus monthly interest, at SOFR plus 2.75% to 3.5% per annum, and the mortgage loan is due in monthly installments of $4, including interest at 4.19%. The credit facilities are collateralized by all of Indco’s assets and guaranteed by Janel.

(C)	First Northern Bank of Dixon

Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company, entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”) on June 21, 2018, as amended November 2019 and October 2, 2020. The First Northern Loan Agreement provides for a $2,235 term loan (the “First Northern Term Loan”) which bears interest at an annual rate of  4.00% and matures on November 14, 2029. In addition, Antibodies has a $750 revolving credit facility with First Northern (the “First Northern Revolving Loan”), which bears interest at a variable index rate, currently 7.75% and  matures on November 10, 2023.

Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (the “First Northern Solar Loan”), which bears interest at an annual rate of 4.43% (subject to adjustment in five years) and maturing on November 14, 2029; and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (the “First Northern Generator Loan”), which bears interest at an annual rate of  4.25% and maturing on November 5, 2025.

There were no outstanding borrowings under the First Northern Generator Loan as of March 31, 2023 or September 30, 2022.

As of March 31, 2023, the total amount outstanding under the First Northern Term Loan was $2,055, of which $1,996 is included in long-term debt and $59 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.18%.

As of March 31, 2023, the total amount outstanding under the First Northern Solar Loan was $20, of which $12 is included in long-term debt, and $8 is included in current portion of long-term debt, with interest accruing at an effective interest rate of 4.43%.

As of March 31, 2023, the total amount outstanding under the First Northern Revolving Loan was $575, which is included in lines of credit, with interest accruing at an effective interest rate of 8.75%.

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

As of September 30, 2022, there wer no outstanding borrowings under the First Northern Revolving Loan.

The Company was in compliance with the financial covenants defined in the First Northern Loan Agreement at March 31, 2023 and September 30, 2022.

(in thousands)	March 31, 2023	September 30, 2022
Total Debt*	$2,075	$2,107
Less Current Portion	(67)	(65)
Long-term Portion	$2,008	$2,042

*	Long-term debt under the First Northern Loan Agreement is due in monthly installments of $12 plus monthly interest, at 4.18% per annum for five years.

7.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

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

As of March 31, 2023, the amount outstanding under the ICT Subordinated Promissory Note was $496, of which $363 is included in the current portion of subordinated promissory notes and $133 is included in the long-term portion of subordinated promissory notes.

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

As of March 31, 2023, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100, of which $425 is included in the current portion of subordinated promissory notes and $4,675 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2022, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100 and was included in the long-term portion of subordinated promissory notes.

(in thousands)	March 31, 2023	September 30, 2022
Total subordinated promissory notes	$5,596	$5,807
Less current portion of subordinated promissory notes	(788)	(425)
Long term portion of subordinated promissory notes	$4,808	$5,382

8.	STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s Board of Directors, and will increase by 1% beginning on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of each March 31, 2023 and September 30, 2022 was 5%.

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

Total stock-based compensation for the six months ended March 31, 2023 and 2022 amounted to $123 and $768, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Six Months Ended March 31, 2023
Risk-free interest rate	3.98%
Expected option term in years	5.5 - 6.5
Expected volatility	93.6%
Dividend yield	—%
Weighted average grant date fair value	$30.06 - $41.24

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2022	30,993	$12.68	6.8	$1,251.45
Granted	10,000	$53.06	9.7	$—
Outstanding balance at March 31, 2023	40,993	$22.53	7.0	$567.72
Exercisable at March 31, 2023	21,831	$9.96	5.4	$459.43

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at March 31, 2023 of $31.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2023, there was approximately $442 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of 2.43 years.

Liability classified share-based awards

During the six months ended March 31, 2023, 7,018 options were granted with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Six Months Ended March 31, 2023
Risk-free interest rate	3.98%
Expected option term in years	4.5 - 5.5
Expected volatility	44%
Dividend yield	—%
Weighted average grant date fair value	$3.96 - $6.68

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2022	35,607	$12.22	6.70	$175.98
Granted	7,018	$15.20	9.80	$—
Outstanding balance at March 31, 2023	42,625	$12.71	6.80	$119.94
Exercisable at March 31, 2023	28,613	$11.40	5.80	$113.20

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at March 31, 2023 of $15.20 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $330 and $361 as of March 31, 2023 and September 30, 2022, respectively, and is included in other liabilities in the condensed consolidated financial statements. The compensation cost related to these options was approximately $20 and $21 for the six months ended March 31, 2023 and 2022, respectively.

The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

As a result of previous  option exercise and stock repurchase activity, the mandatorily redeemable non-controlling interest percentage was 9.77% as of March 31, 2023.

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

As of March 31, 2023, there was approximately $66 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2023	2022	2023	2022
Income:
Net income	$218	$1,273	$578	$2,961
Preferred stock dividends	(70)	(233)	(142)	(444)
Non-controlling interest dividends	—	(61)	—	(61)
Net Income available to common stockholders	$148	$979	$436	$2,456

Common Shares:
Basic - weighted average common shares	1,186.4	973.9	1,186.4	966.5
Effect of dilutive securities:
Stock options	19.7	57.3	20.8	57.9
Convertible preferred stock	—	—	—	0.1
Diluted - weighted average common stock	1,206.1	1,031.2	1,207.2	1,024.5

Income per Common Share:
Basic -
Net income	$0.18	$1.30	$0.49	$3.06
Preferred stock dividends	(0.06)	(0.24)	(0.12)	(0.46)
Non-controlling interest dividends	—	(0.06)	—	(0.06)
Net Income available to common stockholders	$0.12	$1.00	$0.37	$2.54

Diluted -
Net income	$0.18	$1.23	$0.48	$2.89
Preferred stock dividends	(0.06)	(0.22)	(0.12)	(0.43)
Non-controlling interest dividends	—	(0.06)	—	(0.06)
Net income available to common stockholders	$0.12	$0.95	$0.36	$2.40

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 10 anti-dilutive shares for each of the three- and six-month periods ended March 31, 2023. There were no anti-dilutive shares for each of the three- and six-month periods ended March 31, 2023
Potentially diluted securities for the three- and six-month periods ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Employee stock options (Note 9)	41	74	41	74

11.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three and six-month periods ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Federal taxes at statutory rates	$(67)	$(394)	$(174)	$(890)
Permanent differences	(35)	10	(36)	—
State and local taxes, net of Federal benefit	1	(221)	(38)	(390)
Total	$(101)	$(605)	$(248)	$(1,280)

12.	BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2023:

For the three months ended March 31, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$45,378	$39,878	$3,068	$2,432	$—
Forwarding expenses and cost of revenue	31,629	29,831	627	1,171	—
Gross profit	13,749	10,047	2,441	1,261	—
Selling, general and administrative	12,302	8,734	1,570	776	1,222
Amortization of intangible assets	543	—	—	—	543
Income (loss) from operations	904	1,313	871	485	(1,765)
Interest expense	474	325	42	107	—
Identifiable assets	99,539	36,726	11,402	4,305	47,106
Capital expenditures, net of disposals	98	35	63	—	—

For the six months ended March 31, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$102,422	$91,678	$5,906	$4,838	$—
Forwarding expenses and cost of revenue	73,756	70,098	1,355	2,303	—
Gross profit	28,666	21,580	4,551	2,535	—
Selling, general and administrative	25,313	18,262	3,080	1,550	2,421
Amortization of intangible assets	1,069	—	—	—	1,069
Income (loss) from operations	2,284	3,318	1,471	985	(3,490)
Interest expense	948	659	79	210	—
Identifiable assets	99,539	36,726	11,402	4,305	47,106
Capital expenditures, net of disposals	178	103	73	2	—

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2022:

For the three months ended March 31, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$80,851	$75,073	$3,275	$2,503	$—
Forwarding expenses and cost of revenue	64,342	62,281	867	1,194	—
Gross profit	16,509	12,792	2,408	1,309	—
Selling, general and administrative	13,875	10,066	1,283	765	1,761
Amortization of intangible assets	487	—	—	—	487
Income (loss) from operations	2,147	2,726	1,125	544	(2,248)
Interest expense	269	217	28	24	—
Identifiable assets	130,112	71,721	11,587	4,021	42,783
Capital expenditures, net of disposals	101	24	56	21	—

For the six months ended March 31, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$164,165	$152,629	$6,519	$5,017	$—
Forwarding expenses and cost of revenue	132,167	127,891	1,868	2,408	—
Gross profit	31,998	24,738	4,651	2,609	—
Selling, general and administrative	26,213	19,415	2,533	1,494	2,771
Amortization of intangible assets	996	—	—	—	996
Income (loss) from operations	4,789	5,323	2,118	1,115	(3,767)
Interest expense	548	441	57	50	—
Identifiable assets	130,112	71,721	11,587	4,021	42,783
Capital expenditures, net of disposals	270	89	158	23	—

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 1	March 31, 2023	September 30, 2022
Investment in Rubicon at fair value	$1,861	$2,371

As of each March 31, 2023 and September 30, 2022, the Company held 46.07% and 44.99%, respectively of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023 and began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense).

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which is measured at fair value on a recurring basis utilizing Level 1 assumptions in its valuation (in thousands):

	March 31, 2023	September 30, 2022
Balance beginning of period	$2,371	$—
Purchase of Rubicon Investment	—	22,160
Fair value adjustment to Rubicon investment	(510)	(19,789)
Balance end of period	$1,861	$2,371

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 3	March 31, 2023	September 30, 2022
Contingent earnout liabilities	$3,487	$4,580

These liabilities relate to the estimated fair value of earnout payments to former IBS and ELFS owners for the periods ending March 31, 2023 and September 30, 2022. The current and non-current portions of the fair value of the contingent earnout liability at March 31, 2023 were $1,324 and $2,163, respectively. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2022 were $1,664 and $2,916, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	March 31, 2023	September 30, 2022
Balance beginning of period	$4,580	$3,600
Fair value of contingent consideration recorded in connection with business combinations	600	980
Earnout payment-ELFS	(1,693)	—
Balance end of period	$3,487	$4,580

14.	LEASES

The Company has operating leases for office and warehouse space in certain locations where it conducts business. As of March 31, 2023, the remaining terms of the Company’s operating leases were between one and 67 months, and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three- and six-month periods ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Operating lease cost	$466	$340	$1,017	$820
Short-term lease cost	113	228	133	380
Total lease cost	$579	$568	$1,150	$1,200

Rent expense for the six months ended March 31, 2023 and 2022 was $1,150 and $1,200, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of March 31, 2023 were $5,177, $1,700 and $3,678, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2022 were $5,660, $1,825 and $4,001, respectively.

As of March 31, 2023 and September 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.4 years and 2.98% and 4.6 years and 3.05%, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2023 are as follows (in thousands):

2024	$1,729
2025	1,316
2026	858
2027	712
2028	727
Thereafter	383
Total undiscounted lease obligations	5,725
Less: Imputed interest	(347)
Total lease obligation	$5,378

15.	SUBSEQUENT EVENTS

On April 25, 2023 Indco, and certain other Subsidiaries of the Company that are part of the Life Science and Manufacturing segments  (together with Indco, the “Borrowers” and each, a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with First Merchants.  The Credit Agreement constitutes an amendment and restatement of that certain Credit Agreement dated February 29, 2016 between Indco and First Merchants (as amended, the “Prior Credit Agreement”).  The credit facilities provided under the Credit Agreement (the “First Merchants Credit Facilities”) will consist of a $3,000 Revolving Loan (limited to the borrowing base and reserves), a $5,000 Acquisition Loan, a $6,905 Term A Loan and a $620 Term B Loan as a continuation of the Mortgage Loan under the Prior Credit Agreement.  Interest will accrue on the outstanding Revolving Loan, Term A Loan and Acquisition Loan at an annual rate equal to one-month adjusted term SOFR plus either (i)2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1.00) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1.00).  Interest will accrue on the Term B Loan at an annual rate of 4.19%.  The Borrowers’ obligations under the First Merchants Credit Facilities are secured by all of the Borrowers’ real property and other assets, and are guaranteed by the Company, and the Company’s guarantee of the Borrowers’ obligations is secured by a pledge of the Company’s equity interests in certain of the Borrowers.  The Revolving Loan portion of the First Merchants Credit Facilities will expire on August 1, 2027, the Term A Loan portion of the First Merchants Credit Facilities will mature on April 25, 2033, the Term B Loan portion of the First Merchants Credit Facilities will mature on July 1, 2025 and the Acquisition Loan will permit multiple draws until October 25, 2024, at which point the outstanding principal amount will amortize, with all remaining amounts due at maturity of the Acquisition Loan on April 25, 2029; each of the foregoing maturities, subject to earlier termination as provided in the Credit Agreement and unless renewed or extended. Proceeds provided by the First Merchants Credit Facilities were used in part to repay amounts outstanding under the First Northern Term Loan, First Northern Revolving Loan and the First Northern Solar Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three and six months ended March 31, 2023, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant charge to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage, and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our acquired companies and subsidiaries’ ability to utilize anticipated tax benefits; the impact of inflation and rising interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; economic and other conditions in the markets in which we operate; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; instability in the financial markets, including in the banking sector; changes or developments in U.S. laws or policies; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; the impact of increases in shipping costs, long lead times, supply shortages and supply changes; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies which host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; risks related to the classification of owner-operators in the transportation industry; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by our officers and directors and one of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

OVERVIEW

Janel Corporation ("Janel," the "Company," or the "Registrant") is a holding company with subsidiaries in three business segments: Logistics, Life Sciences and Manufacturing. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel's capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

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

On March 2, 2023, the Company completed a business combination whereby it acquired all of the outstanding stock of Stephen Hall, PhD Ltd., which we include in our Life Sciences segment.

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

Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon is for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon's Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. Although we are optimistic about our investment in Rubicon, our investment involves risks and uncertainties that are beyond our control.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 9, 2022. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the six months ended March 31, 2023.

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

Results of Operations – Janel Corporation - Three and Six Months Ended March 31, 2023 and 2022

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Revenue	$45,378	$80,851	$102,422	$164,165
Forwarding expenses and cost of revenue	31,629	64,342	73,756	132,167
Gross profit	13,749	16,509	28,666	31,998
Operating expenses	12,845	14,362	26,382	27,209
Income from operations	904	2,147	2,284	4,789
Net income	218	1,273	578	2,961
Adjusted operating income	$1,636	$3,454	$3,693	$6,816

Consolidated revenue for the three months ended March 31, 2023 was $45,378, which was $35,473 or 43.9% lower than the prior year period. Consolidated revenue for the six months ended March 31, 2023 were $102,422, which was $61,743 or 37.6% lower than the prior year period. Revenue for both the three and six months ended March 31, 2023 decreased primarily due to lower freight prices in our Logistics segment as a result of lower freight demand relative to improved global transportation capacity.

Income from operations for the three months ended March 31, 2023 was $904 compared with $2,147 in the prior year period. Income from operations for the six months ended March 31, 2023 was $2,284 compared with $4,789 in the prior year period. The decrease for both the three and six months ended March 31, 2023 resulted from lower profits across our business segments, especially at our Logistics segment, which benefited from unusually high demand in the prior year periods.

Net income for the three months ended March 31, 2023 totaled $218 or $0.18 per diluted share, compared to net income of $1,273 or $1.23 per diluted share for the three months ended March 31, 2022. Net income for the six months ended March 31, 2023 totaled $578 or $0.48 per diluted share, compared to net income of $2,961 or $2.89 per diluted share for the six months ended March 31, 2022. The decline in net income was largely due to lower profits in our business segments, higher interest expense and a non-cash mark-to-market write-down of an equity investment.

Adjusted operating income for the three months ended March 31, 2023 decreased to $1,636 versus $3,454 in the prior year period. Adjusted operating income for the six months ended March 31, 2023 decreased to $3,693 versus $6,816 in the prior year period. The decrease for both the three and six months ended March 31, 2023 resulted from an overall decrease in profits at our business segments.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Income from operations	$904	$2,147	$2,284	$4,789
Amortization of intangible assets	543	487	1,069	996
Stock-based compensation	62	728	123	768
Cost recognized on sale of acquired inventory	127	92	217	263
Adjusted operating income	$1,636	$3,454	$3,693	$6,816

Results of Operations – Logistics – Three and Six Months Ended March 31, 2023 and 2022

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include arrangement of freight forwarding by air, ocean and ground, customs entry filing, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
(in thousands)
Revenue	$39,878	$75,073	$91,678	$152,629
Forwarding expenses	29,831	62,281	70,098	127,891
Gross profit	10,047	12,792	21,580	24,738
Gross profit margin	25.2%	17.0%	23.5%	16.2%
Selling, general & administrative	8,734	10,066	18,262	19,415
Income from operations	$1,313	$2,726	$3,318	$5,323

Revenue

Total revenue for the three months ended March 31, 2023 was $39,878 as compared to $75,073 for the three months ended March 31, 2022, a decrease of $35,195, or 46.9%. Total revenue for the six months ended March 31, 2023 was $91,678 as compared to $152,629 for the six months ended March 31, 2022, a decrease of $60,951 or 39.9%. Revenue decreased for both the three and six months ended March 31, 2023 primarily due to lower freight prices as a result of lower freight demand relative to improved global transportation capacity.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $10,047, a decrease of $2,745, or 21.5%, as compared to $12,792 for the three months ended March 31, 2022. Gross profit margin as a percentage of revenue increased to 25.2% for the three months ended March 31, 2023, compared to 17.0% for the prior year period, primarily because gross profit declined at a slower rate as compared to gross revenue, which declined more significantly due to lower freight prices.

Gross profit for the six months ended March 31, 2023 was $21,580, a decrease of $3,158, or 12.8%, as compared to $24,738 for the six months ended March 31, 2022. Gross profit margin as a percentage of revenue increased to 23.5% compared to 16.2% for the prior year period, primarily because gross profit declined at a slower rate compared with gross revenue, which declined more significantly due to lower freight prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 were $8,734, as compared to $10,066 for the three months ended March 31, 2022. This decrease of $1,332, or 13.2%, was mainly due to lower personnel expenses and bad debt expense. Selling, general and administrative expenses as a percentage of revenue were 21.9% and 13.4% for the three months ended March 31, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of revenue largely reflected the reduction in transportation rates.

Selling, general and administrative expenses for the six months ended March 31, 2023 were $18,262, as compared to $19,415 for the six months ended March 31, 2022. This decrease of $1,153, or 5.9%, was mainly due to lower personnel expenses and recovery of bad debt expense. Selling, general and administrative expenses as a percentage of revenue were 19.9% and 12.7% of revenue for the six months ended March 31, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of revenue largely reflected the decrease in transportation rates.

Income from Operations

Income from operations decreased to $1,313 for the three months ended March 31, 2023, as compared to income from operations of $2,726 for the three months ended March 31, 2022, a decrease of $1,413, or 51.8%. Income from operations decreased as a result of lower transportation demand. Operating margin as a percentage of gross profit for the three months ended March 31, 2023 was 13.1% compared to 21.3% in the prior year period due to lower gross profits.

Income from operations increased to $3,318 for the six months ended March 31, 2023, as compared to $5,323 for the six months ended March 31, 2022, a decrease of $2,005, or 37.7%. Income from operations decreased during the six months ended March 31, 2023 as a result of lower transportation demand. Our operating margin as a percentage of gross profit for the six months ended March 31, 2023 was 15.4% compared to 21.5% in the prior year period largely due to lower gross profits.

Results of Operations – Life Sciences – Three and Six Months Ended March 31, 2023 and 2022

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
(in thousands)
Revenue	$3,068	$3,275	$5,906	$6,519
Cost of sales	500	775	1,138	1,605
Cost recognized upon sales of acquired inventory	127	92	217	263
Gross profit	2,441	2,408	4,551	4,651
Gross profit margin	79.6%	73.5%	77.1%	71.3%
Selling, general and administrative	1,570	1,283	3,080	2,533
Income from operations	$871	$1,125	$1,471	$2,118

Revenue

Total revenue was $3,068 and $3,275 for the three months ended March 31, 2023 and 2022, respectively, reflecting a decrease of $207, or 6.3%, compared to the prior year period due to lower demand for diagnostic reagents, partially offset by current year acquisitions. Organic revenue excluding acquisition revenue declined $500, or 15.3%.

Total revenue was $5,906 and $6,519 for the six months ended March 31, 2023 and 2022, respectively, reflecting a decrease of $613, or 9.4%, compared to the prior year period due to lower demand for diagnostic reagents, partially offset by current year acquisitions. Organic revenue excluding acquisition revenue declined $988, or 15.2%.

Gross Profit

Gross profit was $2,441 and $2,408 for the three months ended March 31, 2023 and 2022, respectively, an increase of $33, or 1.4%. During the three months ended March 31, 2023 and 2022, gross profit margin was 79.6% and 73.5%, respectively, as product mix improved.

Gross profit was $4,551 and $4,651 for the six months ended March 31, 2023 and 2022, respectively, a decrease of $100 or 2.2%. In the six months ended March 31, 2023 and 2022, the Life Sciences segment had a gross profit margin of 77.1% and 71.3%, respectively. Gross profit margin increased as product mix improved.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,570 and $1,283 for the three months ended March 31, 2023 and 2022, respectively. Selling, general and administrative expenses were $3,080 and $2,533 for the six months ended March 31, 2023 and 2022, respectively. The year-over-year increases for both periods were largely due to additional expenses from acquired businesses.

Income from Operations

Income from operations for the three months ended March 31, 2023 and 2022 was $871 and $1,125, respectively, a decrease of $254, or 22.6%. Income from operations for the six months ended March 31, 2023 and 2022 was $1,471 and $2,118, respectively, a decrease of $647, or 30.6%. Both the three-month and six-month periods were impacted by lower demand for diagnostic reagents and additional expenses from acquired businesses.

Results of Operations - Manufacturing – Three and Six Months Ended March 31, 2023 and 2022

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
(in thousands)
Revenue	$2,432	$2,503	$4,838	$5,017
Cost of sales	1,171	1,194	2,303	2,408
Gross profit	1,261	1,309	2,535	2,609
Gross profit margin	51.9%	52.3%	52.4%	52.0%
Selling, general and administrative	776	765	1,550	1,494
Income from operations	$485	$544	$985	$1,115

Revenue

Total revenue was $2,432 and $2,503 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $71, or 2.8%. Total revenue was $4,838 and $5,017 for the six months ended March 31, 2023 and 2022, respectively, a decrease of $179, or 3.6%. The decrease in revenue for both the three and six months ended March 31, 2023 reflected a decrease in volume across the business offset in part by higher product pricing.

Gross Profit

Gross profit was $1,261 and $1,309 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $48, or 3.7%. Gross profit margin for the three months ended March 31, 2023 and 2022 was 51.9% and 52.3%, respectively. Gross profit was $2,535 and $2,609 for the six months ended March 31, 2023 and 2022, respectively, a decrease of $74, or 2.8%. Gross profit margin for the six months ended March 31, 2023 and 2022 was 52.4% and 52.0%, respectively. The gross profit and gross profit margin for both the three- and six-month periods remained relatively unchanged.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $776 and $765 for the three months ended March 31, 2023 and 2022, respectively, an increase of $11, or 1.4%. Selling, general and administrative expenses were $1,550 and $1,494 for the six months ended March 31, 2023 and 2022, respectively, an increase of $56, or 3.7%. The increase in expenses relative to revenue for the three- and six-month periods reflected the mix of business.

Income from Operations

Income from operations was $485 for the three months ended March 31, 2023 compared to $544 for the three months ended March 31, 2022, representing a 10.8% decrease from the prior year period due to unfavorable order timing versus the prior year period. Income from operations was $985 for the six months ended March 31, 2023 compared to $1,115 for the six months ended March 31, 2022, representing a 11.7% decrease from the prior year period.

Results of Operations – Corporate and Other – Three and Six Months Ended March 31, 2023 and 2022

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2023		2022	2023	2022
Total income from operating segments		$2,669	$4,395	$5,774	$8,556
Corporate expenses		(1,160)	(1,033)	(2,298)	(2,003)
Amortization expense		(543)	(487)	(1,069)	(996)
Stock-based compensation		(62)	(728)	(123)	(768)
Total corporate expenses		(1,765)	(2,248)	(3,490)	(3,767)
Interest expense		(474)	(269)	(948)	(548)
Unrealized loss on marketable securities		(111)	-	(510)	—
Net income before taxes		319	1,878	826	4,241
Income tax expense		(101)	(605)	(248)	(1,280)
Net income		218	1,273	578	2,961
Preferred stock dividends		(70)	(233)	(142)	(444)
Non-controlling interest dividends		—	(61)	—	(61)
Net Income Available to Common Stockholders	$	$ 148	$979	$436	$2,456

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $483, or 21.5%, to $1,765 in the three months ended March 31, 2023 as compared to $2,248 for the three months ended March 31, 2022. Total Corporate expenses decreased by $277, or 7.4%, to $3,490 for the six months ended March 31, 2023 as compared to $3,767 for the six months ended March 31, 2022. The decrease in both periods was due primarily to higher stock-based compensation related to restricted stock issuance with immediate vesting, higher accounting-related professional expense, and increased merger and acquisition expenses in prior year periods partially offset by current year increases in amortization of intangible expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $205, or 76.2%, to $474 for the three months ended March 31, 2023 from $269 for the three months ended March 31, 2022. Interest expense for the consolidated company increased by $400, or 73.0%, to $948 for the six months ended March 31, 2023 from $548 for the six months ended March 31, 2022. The increase in both periods was primarily due to higher interest rates.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $101, an effective tax rate of 31.7% for the three months ended March 31, 2023, as compared to an income tax expense of $605, an effective tax rate of 32.2% for the three months ended March 31, 2022. On a consolidated basis, the Company recorded an income tax expense of $248, an effective tax rate of 30.0% for the six months ended March 31, 2023, as compared to an income tax expense of $1,280, an effective tax rate of 30.2% for the six months ended March 31, 2022. The rate was higher than the statutory rate of 21% in both periods, due to non-deductible expenses and state income taxes. The decrease in expense for both periods was primarily due to a decrease in pretax income.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended March 31, 2023 and 2022, preferred stock dividends were $70 and $233, respectively, representing a decrease of $163, or 70.0%. For the six months ended March 31, 2023 and 2022, preferred stock dividends were $142 and $444, respectively, representing a decrease of $302, or 68.0%. The decrease in preferred stock dividends in both periods was the result of the Company retiring $6,000 of Series C Preferred Stock on March 31, 2022 and the change in the annual dividend rate from 9% to 5% at that time.

Net Income

Net income was $218, or $0.18 per diluted share, for the three months ended March 31, 2023 compared to net income of $1,273 or $1.23 per diluted share, for the three months ended March 31, 2022.

Net income was $578, or $0.48 per diluted share, for the six months ended March 31, 2023 compared to net income of $2,961, or $2.89 per diluted share, for the six months ended March 31, 2022. The decline in net income in both periods was largely due to lower profits in our business segments, higher interest expenses and a non-cash mark-to-market write-down of an equity investment.

Income Available to Common Stockholders

Income available to holders of Common Stock was $148, or $0.12 per diluted share, for the three months ended March 31, 2023 compared to income available to holders of Common Stock of $979, or $0.95 per diluted share, for the three months ended March 31, 2022. Income available to holders of Common Stock was $436, or $0.36 per diluted share, for the six months ended March 31, 2023 compared to income available to holders of Common Stock of $2,456, or $2.40 per diluted share, for the six months ended March 31, 2022. The decrease in net income available to common stockholders for both periods reflected lower net income and a decrease in the dividend rate with respect to the Series C Preferred Stock as of March 31, 2022 from 9% to 5%.

LIQUIDITY AND CAPITAL RESOURCES

General

Our ability to satisfy liquidity requirements—including meeting debt obligations and funding working capital, day-to-day operating expenses, and capital expenditures—depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. Our Logistics segment depends on commercial credit facilities to fund day-to-day operations as there is a difference between the timing of collection cycles and the timing of payments to vendors.

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

Our cash flow performance for the 2023 fiscal year may not necessarily be indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities was $10,100 for the six months ended March 31, 2023, versus $5,991 provided by operating activities for the six months ended March 31, 2022. The increase in cash provided by operations for the six months ended March 31, 2023 compared to the prior year period was driven principally by lower net working capital at our Logistics segment, offset by a decline in net income.

Cash flows from investing activities

Net cash used in investing activities totaled $5,782 for the six months ended March 31, 2023, versus $382 for the six months ended March 31, 2022. We used $178 for the acquisition of property and equipment, $1,693 in earnout payment to the former owners of ELFS and $3,911 for the acquisition of two business for the six months ended March 31, 2023, compared to $270 for the acquisition of property and equipment for the six months ended March 31, 2022.

Cash flows from financing activities

Net cash used in financing activities was $8,596 for the six months ended March 31, 2023, versus net cash used in financing activities of $8,409 for the six months ended March 31, 2022. Net cash used in financing activities for the six months ended March 31, 2023 primarily included repayment of funds from our line of credit, and repayment of funds from our term loan. Net cash provided financing activities for the six months ended March 31, 2022 primarily included funds from our line of credit partially offset by repayments of term loans.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company's overall internal control over financial reporting (as such is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the six months ended March 31, 2023. In addition, there were no shares of Common Stock purchased by us during the six months ended March 31, 2023.

ITEM 6.	EXHIBIT INDEX

10.1
Third Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, a Texas limited liability company, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as loan party obligors dated January 30, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 3, 2023)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)
32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 for the three and six months ended March 31, 2023 and 2022 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 5, 2023	JANEL CORPORATION
Registrant

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2023	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary