Form 10-Q
period 2023-06-30
JANEL CORP
filed 2023-08-04
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 4, 2023 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended June 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2023	September 30, 2022
ASSETS
Current Assets:
Cash	$2,773	$6,591
Accounts receivable, net of allowance for doubtful accounts	30,454	57,077
Inventory, net	5,094	4,802
Prepaid expenses and other current assets	4,574	3,423
Total current assets	42,895	71,893
Property and Equipment, net	4,965	5,044
Other Assets:
Intangible assets, net	22,709	22,420
Goodwill	20,271	18,622
Investment in marketable securities at fair value	1,592	2,371
Operating lease right of use asset	6,030	5,660
Security deposits and other long-term assets	1,104	522
Total other assets	51,706	49,595
Total assets	$99,566	$126,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$19,294	$26,396
Accounts payable - trade	28,527	44,960
Accrued expenses and other current liabilities	5,664	7,194
Dividends payable	1,957	1,745
Current portion of earnout	1,209	1,664
Current portion of long-term debt	715	639
Current portion of deferred acquisition payments	192	188
Current portion of subordinated promissory note-related party	750	425
Current portion of operating lease liabilities	1,942	1,825
Total current liabilities	60,250	85,036
Other Liabilities:
Long-term debt	6,394	7,519
Long-term portion of earnout	1,978	2,916
Subordinated promissory notes-related party	4,754	5,382
Mandatorily redeemable non-controlling interest	430	430
Deferred income taxes	2,533	2,541
Long-term operating lease liabilities	4,318	4,001
Other liabilities	491	380
Total other liabilities	20,898	23,169
Total liabilities	81,148	108,205
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at June 30, 2023 and September 30, 2022, liquidation value of $7,641 and $7,429 at June 30, 2023 and September 30, 2022, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of June 30, 2023 and September 30, 2022, respectively	1	1
Paid-in capital	17,127	17,184
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	1,530	1,382
Total stockholders’ equity	18,418	18,327
Total liabilities and stockholders’ equity	$99,566	$126,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue	$42,557	$78,984	$144,979	$243,149
Forwarding expenses and cost of revenue	28,898	61,819	102,654	193,986
Gross profit	13,659	17,165	42,325	49,163
Cost and Expenses:
Selling, general and administrative	12,948	13,505	38,261	39,718
Amortization of intangible assets	524	489	1,593	1,485
Total Costs and Expenses	13,472	13,994	39,854	41,203
Income from Operations	187	3,171	2,471	7,960
Other Items:
Interest expense	(528)	(299)	(1,476)	(847)
Unrealized loss on marketable securities	(269)	—	(779)	—
(Loss) Income Before Income Taxes	(610)	2,872	216	7,113
Income tax benefit (expense)	180	(714)	(68)	(1,994)
Net (Loss) Income	(430)	2,158	148	5,119
Preferred stock dividends	(70)	(71)	(212)	(515)
Non-controlling interest dividends	—	—	—	(61)
Net (Loss) Income Available to Common Stockholders	$(500)	$2,087	$(64)	$4,543

Net (loss) income per share
Basic	$(0.36)	$2.04	$0.12	$5.13
Diluted	$(0.36)	$1.93	$0.12	$4.85
Net (loss) income per share attributable to common stockholders:
Basic	$(0.42)	$1.97	$(0.05)	$4.56
Diluted	$(0.42)	$1.87	$(0.05)	$4.31
Weighted average number of shares outstanding:
Basic	1,186.4	1,057.7	1,186.4	996.9
Diluted	1,186.4	1,116.6	1,186.4	1,055.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2022	11,368	$—	1,206,354	$1	$17,184	20,000	$(240)	$1,382	$18,327
Net Income	—	—	—	—	—	—	—	360	360
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock based compensation	—	—	—	—	51	—	—	—	51
Balance - December 31, 2022	11,368	—	1,206,354	1	17,163	20,000	(240)	1,742	18,666
Net Income	—	—	—	—	—	—	—	218	218
Dividends to preferred stockholders	—	—	—	—	(70)	—	—	—	(70)
Stock based compensation	—	—	—	—	53	—	—	—	53
Balance - March 31, 2023	11,368	—	1,206,354	1	17,146	20,000	(240)	1,960	18,867
Net (loss)	—	—	—	—	—	—	—	(430)	(430)
Dividends to preferred stockholders	—	—	—	—	(70)	—	—	—	(70)
Stock based compensation	—	—	—	—	51	—	—	—	51
Balance - June 30, 2023	11,368	$—	1,206,354	$1	$17,127	20,000	$(240)	$1,530	$18,418

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2021	20,991	$—	962,207	$1	$14,838	20,000	$(240)	$3,520	$18,119
Net Income	—	—	—	—	—	—	—	1,688	1,688
Dividends to preferred stockholders	—	—	—	—	(211)	—	—	—	(211)
Stock based compensation	—	—	—	—	29	—	—	—	29
Stock option exercise	—	—	17,500	—	85	—	—	—	85
Balance - December 31, 2021	20,991	—	979,707	1	14,741	20,000	(240)	5,208	19,710
Net Income	—	—	—	—	—	—	—	1,273	1,273
Dividends to preferred stockholders	—	—	—	—	(233)	—	—	—	(233)
Dividend to non-controlling interest	—	—	—	—	(61)	—	—	—	(61)
Preferred C shares purchased	(4,687)	—	—	—	(1,731)	—	—	—	(1,731)
Preferred C shares converted	(4,905)	—	65,205	—	—	—	—	—	—
Preferred B shares converted	(31)	—	306	—	—	—	—	—	—
Stock based compensation	—	—	15,000	—	718	—	—	—	718
Stock options exercise	—	—	17,500	—	76	—	—	—	76
Balance - March 31, 2022	11,368	—	1,077,718	1	13,510	20,000	(240)	6,481	19,752
Net Income	—	—	—	—	—	—	—	2,158	2,158
Dividends to preferred stockholders	—	—	—	—	(71)	—	—	—	(71)
Stock based compensation	—	—	—	—	22	—	—	—	22
Balance - June 30, 2022	11,368	$—	1,077,718	$1	$13,461	20,000	$(240)	$8,639	$21,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$148	$5,119
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) Provision for uncollectible accounts	(292)	354
Depreciation	373	351
Deferred income tax provision	(8)	(185)
Amortization of intangible assets	1,593	1,485
Amortization of acquired inventory valuation	320	393
Amortization of loan costs	63	7
Stock-based compensation	185	800
Unrealized loss on marketable securities	779	—
Change in fair value of mandatorily redeemable noncontrolling interest	—	58
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	27,056	(10,026)
Inventory	(106)	(1,299)
Prepaid expenses and other current assets	(1,151)	(724)
Security deposits and other long-term assets	(82)	44
Accounts payable and accrued expenses	(17,996)	12,275
Other liabilities	174	26
Net cash provided by operating activities	11,056	8,678
Cash Flows From Investing Activities:
Acquisition of property and equipment, net of disposals	(267)	(477)
Earnout payment	(1,693)	—
Acquisitions	(4,401)	(112)
Net cash used in investing activities	(6,361)	(589)
Cash Flows From Financing Activities:
Repayments of term loan	(1,113)	(728)
Proceeds from stock option exercise	—	161
Lines of credit payments, net	(7,101)	(6,717)
Repayment of subordinate promissory notes	(299)	(142)
Dividends paid to minority shareholders	—	(61)
Dividends paid to preferred stockholders	—	(657)
Repurchase of Series C Preferred Stock	—	(2,343)
Net cash used in financing activities	(8,513)	(10,487)
Net (decrease) in cash	(3,818)	(2,398)
Cash at beginning of the period	6,591	6,234
Cash at end of period	$2,773	$3,836

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,208	$597
Income taxes	$1,300	$1,261
Non-cash operating activities:
Contingent earnout acquisition	$300	$—
Due to former owner	$455	$—
Non-cash investing activities:
Purchase price adjustments	$—	$112
Non-cash financing activities:
Dividends declared to preferred stockholders	$212	$515

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In the Logistics segment, the Company disaggregates its revenues by its five primary service categories: Trucking, Ocean, Air, Other, and Customs Brokerage. A summary of the Company’s revenues disaggregated by major service lines for the three and nine months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service Type
Trucking	$19,314	$24,920	$61,671	$70,269
Ocean	7,502	28,633	34,908	94,813
Air	5,638	13,716	17,096	41,063
Other	2,906	3,619	8,771	10,546
Customs Brokerage	2,124	2,796	6,716	9,622
Total	$37,484	$73,684	$129,162	$226,313

The results for the nine months ended June 30, 2022 include an immaterial correction in the classification of service type revenue. The correction resulted in a decrease of the Other category of $1,518 and an increase to Ocean, Air, Trucking and Customs Brokerage of $1,019, $410, $35 and $54, respectively. The corrections had no effect on reported revenue or results of operations.

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

Fiscal 2023 Acquisitions

Life Sciences

On November 1, 2022, the Company completed a business combination whereby it acquired all of the outstanding stock of ImmunoBioScience Corporation (“IBS”), for an aggregate purchase price of $3,755, net of $153 cash received.  At closing, $3,000 was paid in cash, $250 was due to the former stockholder of IBS as a deferred acquisition payment upon integration, $300 was recorded as a preliminary earnout consideration (not to exceed $750) and $205 was recorded as a preliminary working capital adjustment. The acquisition was funded with cash provided by normal operations, and the results of operations of IBS are included in Janel’s condensed consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $1,468 in goodwill and $1,680 in other identifiable intangibles. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. IBS is a developer and manufacturer of high-quality reagents used by research and diagnostic customers. IBS was founded in 2007 and is headquartered in Mukilteo, Washington. The acquisition of IBS was completed to expand our product offerings in our Life Sciences segment.

On March 2, 2023, the Company completed a business combination whereby it acquired all of the outstanding stock of Stephen Hall PhD, Ltd. (“SH”) for an aggregate purchase price of $600. At closing, $500 was paid in cash and $100 was due to the former stockholder of SH as a deferred acquisition payment upon integration. The acquisition was funded with cash provided by normal operations, and the results of operations of SH are included in Janel’s condensed consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $181 in goodwill and $202 in other identifiable intangibles. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. SH is a developer and manufacturer of antibodies and cell culture media for research and diagnostic uses. SH was founded in 2011 and is headquartered in Lafayette, Indiana. The acquisition of SH was completed to expand our product offerings in our Life Sciences segment.

The Company is still finalizing the valuation of assets acquired and liabilities assumed for both IBS and SH, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are limited to, intangible assets, fair value of accounts receivable or a change in the goodwill balance.

On May 22, 2023, the Company acquired all the rights, title and interests to a royalty agreement for certain antibody products for a purchase price of $500. The Company recorded this acquisition as a royalty asset, which is included in security deposits and other long-term assets in the accompanying condensed consolidated balance sheet and will be amortized over the estimated life of ten years.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares (the “Acquired Shares”) of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Acquired Shares represented 44.99% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. Due to share repurchases effectuated by Rubicon, the Company owned approximately 46.6% of Rubicon's issued and outstanding shares of common stock as of June 30, 2023.

Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems.

3.	INVENTORY

Inventories consisted of the following (in thousands):

	June 30, 2023	September 30, 2022
Finished goods	$1,978	$1,823
Work-in-process	1,074	763
Raw materials	2,084	2,260
Gross inventory	5,136	4,846
Less – reserve for inventory valuation	(42)	(44)
Inventory net	$5,094	$4,802

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	June 30, 2023	September 30, 2022	Life
Customer relationships	$25,238	$23,625	10-24 Years
Trademarks/names	4,559	4,539	1-20 Years
Trademarks/names	521	521	Indefinite
Other	1,429	1,180	2-22 Years
	31,747	29,865
Less: Accumulated Amortization	(9,038)	(7,445)
Intangible assets, net	$22,709	$22,420

The composition of the intangible assets balance at June 30, 2023 and September 30, 2022 is as follows (in thousands):

	June 30, 2023	September 30, 2022
Logistics	$18,174	$18,174
Life Sciences	5,873	3,991
Manufacturing	7,700	7,700
	31,747	29,865
Less: Accumulated Amortization	(9,038)	(7,445)
Intangible assets, net	$22,709	$22,420

Amortization expense for the nine months ended June 30, 2023 and 2022 was $1,593 and $1,485, respectively.

5.	GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of the goodwill balance at June 30, 2023 and September 30, 2022 was as follows (in thousands):

	June 30, 2023	September 30, 2022
Logistics	$9,175	$9,175
Life Sciences	6,050	4,401
Manufacturing	5,046	5,046
Total	$20,271	$18,622

6.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

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

On April 25, 2023, in connection with the Credit Agreement entered into with First Merchants Bank ("First Merchant") as described further below, we entered into the Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Santander Amendment”).  The Fourth Santander Amendment (i) included modifications to address the amendments made to the First Merchants Credit Facilities (as defined below) and the consolidation of the debt thereunder and (ii) terminated the subordination agreement relating to the Company’s guarantee of the First Merchant's debt.

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

At June 30, 2023, outstanding borrowings under the Santander Facility were $17,644, representing 51.4% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 7.33%.

At September 30, 2022, outstanding borrowings under the Santander Facility were $26,396, representing 75.4% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 5.79%.

 The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both June 30, 2023 and September 30, 2022.

(B)	First Merchants Bank Credit Facility

On February 29, 2016, Indco entered into a Credit Agreement (the “Prior Credit Agreement”) with First Merchants, which was subsequently amended on August 30, 2019 and July 1, 2020.

On August 1, 2022, Indco and First Merchant entered into Amendment No. 3 to the Prior Credit Agreement, modifying the terms of Indco’s credit facilities. Under the revised terms, the credit facilities consisted of a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan, and the continuation of a mortgage loan in the original principal amount of $680 (collectively, the “Prior First Merchants Facility”).  Interest accrued on the term loan at an annual rate equal to one-month adjusted term SOFR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio was less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio was greater than or equal to 2:1). Interest accrued on the revolving loan at an annual rate equal to one-month adjusted term SOFR plus 2.75%. Interest accrued on the mortgage loan at an annual rate of 4.19%. Indco’s obligations under the Prior First Merchants Credit Facility were secured by all of Indco’s real property and other assets, and are guaranteed by Janel, and Janel’s  guarantee of Indco’s obligations were secured by a pledge of Janel’s Indco shares.

On April 25, 2023, Indco and certain other Subsidiaries of the Company that are part of the Life Science and Manufacturing segments  (together with Indco, the “Borrowers” and each, a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with First Merchants.  The Credit Agreement constitutes an amendment and restatement of  the Prior Credit Agreement.  The credit facilities provided under the Credit Agreement (the “First Merchants Credit Facilities”) consist of a $3,000 revolving loan (limited to the borrowing base and reserves), a $5,000 acquisition loan, a $6,905 Term A loan and a $620 Term B loan as a continuation of the mortgage loan under the Prior Credit Agreement.  Interest accrues on the outstanding revolving loan, Term A loan and acquisition loan at an annual rate equal to one-month adjusted term SOFR plus either (i) 2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1.00) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1.00).  Interest accrues on the Term B loan at an annual rate of 4.19%.  The Borrowers’ obligations under the First Merchants Credit Facilities are secured by all of the Borrowers’ real property and other assets, and are guaranteed by the Company, and the Company’s guarantee of the Borrowers’ obligations is secured by a pledge of the Company’s equity interests in certain of the Borrowers.  The revolving loan portion will expire on August 1, 2027, the Term A loan portion will mature on April 25, 2033, the Term B loan portion will mature on July 1, 2025 and the acquisition loan will permit multiple draws until October 25, 2024, at which point the outstanding principal amount will amortize, with all remaining amounts due at maturity of the acquisition loan on April 25, 2029; each of the foregoing maturities, subject to earlier termination as provided in the Credit Agreement and unless renewed or extended.

As of June 30, 2023, there was $500 outstanding borrowings under the acquisition loan, $1,150 outstanding borrowings under the revolving loan, $6,847 of borrowings under the Term A loan and $616 of borrowings under the Term B loan, with interest accruing on the acquisition loan and revolving loan at an effective interest rate of 7.94% and on the Term A loan and Term B loan at an effective interest rate of 8.41% and 4.19%, respectively.

As of September 30, 2022, there were no outstanding borrowings under the revolving loan under the Prior Credit Agreement, $5,420 of borrowings under the term loan under the Prior Credit Agreement, and $631 of borrowings under the mortgage loan under the Prior Credit Agreement with interest accruing on such term loan and mortgage loan at an effective interest rate of 6.63% and 4.19%, respectively.

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at June 30, 2023 and the Prior Credit Agreement at September 30, 2022.

(in thousands)	June 30, 2023	September 30, 2022
Total Debt	$7,109	$6,051
Less Current Portion	(715)	(574)
Long-term Portion	$6,394	$5,477

(C)	First Northern Bank of Dixon

Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company, entered into a Business Loan Agreement (the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”) on June 21, 2018, as amended November 2019 and October 2, 2020. The First Northern Loan Agreement provided for a $2,235 term loan (the “First Northern Term Loan”) and a $750 revolving credit facility (the “First Northern Revolving Loan”).

Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (the “First Northern Solar Loan”) and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (the “First Northern Generator Loan”).

On April 25, 2023, each of the First Northern Term Loan, the First Northern Revolving Loan, the First Northern Solar Loan and the First Northern Generator Loan was paid in full with the proceeds provided by the First Merchants Credit Facilities and the First Merchants Loan Agreement. In connection with the repayment, each business loan agreement governing such First Northern loans was terminated and all liens granted to First Northern in connection with the First Northern Loan Agreement and such business loan agreements on any property of Antibodies were released. Antibodies has no further obligations owing to First Northern in connection with the First Northern Loan Agreement and such business loan agreements.

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

As of June 30, 2023, the amount outstanding under the ICT Subordinated Promissory Note was $404, of which $325 is included in the current portion of subordinated promissory notes and $79 is included in the long-term portion of subordinated promissory notes.

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

As of June 30, 2023, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100, of which $425 is included in the current portion of subordinated promissory notes and $4,675 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2022, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100 and was included in the long-term portion of subordinated promissory notes.

(in thousands)	June 30, 2023	September 30, 2022
Total subordinated promissory notes	$5,504	$5,807
Less current portion of subordinated promissory notes	(750)	(425)
Long-term portion of subordinated promissory notes	$4,754	$5,382

8.	STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s Board of Directors, and will increase by 1% beginning on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of each of June 30, 2023 and September 30, 2022 was 5%.

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

Total stock-based compensation for the nine months ended June 30, 2023 and 2022 amounted to $185 and $800, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

Nine Months Ended June 30, 2023
Risk-free interest rate	3.98%
Expected option term in years	5.5 - 6.5
Expected volatility	93.6%
Dividend yield	—%
Weighted average grant date fair value	$30.06 - $41.24

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2022	30,993	$12.68	6.8	$1,251.45
Granted	10,000	$53.06	9.5	$—
Outstanding balance at June 30, 2023	40,993	$22.53	6.8	$505.73
Exercisable at June 30, 2023	21,831	$9.96	5.2	$415.77

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at June 30, 2023 of $29.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2023, there was approximately $390 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of 2.19 years.

Liability classified share-based awards

During the nine months ended June 30, 2023, 7,018 options were granted with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

Nine Months Ended June 30, 2023
Risk-free interest rate	3.98%
Expected option term in years	4.5 - 5.5
Expected volatility	44%
Dividend yield	—%
Weighted average grant date fair value	$3.96 - $6.68

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2022	35,607	$12.22	6.7	$175.98
Granted	7,018	$15.20	9.5	$—
Outstanding balance at June 30, 2023	42,625	$12.71	6.6	$119.94
Exercisable at June 30, 2023	28,613	$11.40	5.5	$113.20

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at June 30, 2023 of $15.20 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $340 and $361 as of June 30, 2023 and September 30, 2022, respectively, and is included in other liabilities in the condensed consolidated financial statements. The compensation cost related to these options was approximately $30 and $31 for the nine months ended June 30, 2023 and 2022, respectively.

The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

As a result of previous  option exercise and stock repurchase activity, the mandatorily redeemable non-controlling interest percentage was 9.77% as of June 30, 2023.

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

As of June 30, 2023, there was approximately $57 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of less than one year.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
(Loss) Income:
Net (loss) income	$(430)	$2,158	$148	$5,119
Preferred stock dividends	(70)	(71)	(212)	(515)
Non-controlling interest dividends	—	—	—	(61)
Net (loss) income available to common stockholders	$(500)	$2,087	$(64)	$4,543

Common Shares:
Basic - weighted average common shares	1,186.4	1,057.7	1,186.4	996.9
Effect of dilutive securities:
Stock options	—	58.9	—	58.0
Convertible preferred stock	—	—	—	0.1
Diluted - weighted average common stock	1,186.4	1,116.6	1,186.4	1,055.0

(Loss) Income per Common Share:
Basic -
Net (loss) income	$(0.36)	$2.04	$0.12	$5.13
Preferred stock dividends	(0.06)	(0.07)	(0.17)	(0.51)
Non-controlling interest dividends	—	—	—	(0.06)
Net (loss) income available to common stockholders	$(0.42)	$1.97	$(0.05)	$4.56

Diluted -
Net (loss) income	$(0.36)	$1.93	$0.12	$4.85
Preferred stock dividends	(0.06)	(0.06)	(0.17)	(0.48)
Non-controlling interest dividends	—	—	—	(0.06)
Net (loss) income available to common stockholders	$(0.42)	$1.87	$(0.05)	$4.31

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 10 anti-dilutive shares for each of the three- and nine-month periods ended June 30, 2023. There were no anti-dilutive shares for each of the three- and nine-month periods ended June 30, 2023.

Potentially diluted securities for the three and nine month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Employee stock options (Note 9)	41	74	41	80

11.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three- and nine-month periods ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Federal taxes at statutory rates	$129	$(604)	$(45)	$(1,494)
Permanent differences	31	—	(5)	—
State and local taxes, net of Federal benefit	20	(110)	(18)	(500)
Total income tax benefit (expense)	$180	$(714)	$(68)	$(1,994)

12.	BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2023:

For the three months ended June 30, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$42,557	$37,484	$2,811	$2,262	$—
Forwarding expenses and cost of revenue	28,898	27,241	575	1,082	—
Gross profit	13,659	10,243	2,236	1,180	—
Selling, general and administrative	12,948	9,629	1,512	717	1,090
Amortization of intangible assets	524	—	—	—	524
Income (loss) from operations	187	614	724	463	(1,614)
Interest expense	528	347	86	95	—
Identifiable assets	99,566	38,066	11,025	4,228	46,247
Capital expenditures, net of disposals	$89	$89	$—	$—	$—

For the nine months ended June 30, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$144,979	$129,162	$8,717	$7,100	$—
Forwarding expenses and cost of revenue	102,654	97,339	1,930	3,385	—
Gross profit	42,325	31,823	6,787	3,715	—
Selling, general and administrative	38,261	27,891	4,592	2,267	3,511
Amortization of intangible assets	1,593	—	—	—	1,593
Income (loss) from operations	2,471	3,932	2,195	1,448	(5,104)
Interest expense	1,476	1,006	165	305	—
Identifiable assets	99,566	38,066	11,025	4,228	46,247
Capital expenditures, net of disposals	$267	$214	$51	$2	$—

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2022:

For the three months ended June 30, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$78,984	$73,684	$2,738	$2,562	$—
Forwarding expenses and cost of revenue	61,819	59,889	648	1,282	—
Gross profit	17,165	13,795	2,090	1,280	—
Selling, general and administrative	13,505	10,387	1,225	676	1,217
Amortization of intangible assets	489	—	—	—	489
Income (loss) from operations	3,171	3,408	865	604	(1,706)
Interest expense	299	242	31	26	—
Identifiable assets	126,106	67,196	12,137	4,363	42,410
Capital expenditures, net of disposals	$207	$171	$13	$23	$—

For the nine months ended June 30, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenue	$243,149	$226,313	$9,257	$7,579	$—
Forwarding expenses and cost of revenue	193,986	187,780	2,516	3,690	—
Gross profit	49,163	38,533	6,741	3,889	—
Selling, general and administrative	39,718	29,802	3,758	2,170	3,988
Amortization of intangible assets	1,485	—	—	—	1,485
Income (loss) from operations	7,960	8,731	2,983	1,719	(5,473)
Interest expense	847	683	88	76	—
Identifiable assets	126,106	67,196	12,137	4,363	42,410
Capital expenditures, net of disposals	$477	$260	$171	$46	$—

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 1	June 30, 2023	September 30, 2022
Investment in Rubicon at fair value	$1,592	$2,371

As of each of June 30, 2023 and September 30, 2022, the Company held 46.6% and 44.99%, respectively, of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023 and began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense).

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which is measured at fair value on a recurring basis utilizing Level 1 assumptions in its valuation (in thousands):

	June 30, 2023	September 30, 2022
Balance beginning of period	$2,371	$—
Purchase of Rubicon Investment	—	22,160
Fair value adjustment to Rubicon investment	(779)	(19,789)
Balance end of period	$1,592	$2,371

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 3	June 30, 2023	September 30, 2022
Contingent earnout liabilities	$3,187	$4,580

These liabilities relate to the estimated fair value of earnout payments to former IBS and ELFS owners for the periods ending June 30, 2023 and September 30, 2022. The current and non-current portions of the fair value of the contingent earnout liability at June 30, 2023 were $1,209 and $1,978, respectively. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2022 were $1,664 and $2,916, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	June 30, 2023	September 30, 2022
Balance beginning of period	$4,580	$3,600
Fair value of contingent consideration recorded in connection with business combinations	300	980
Earnout payment	(1,693)	—
Balance end of period	$3,187	$4,580

14.	LEASES

The Company has operating leases for office and warehouse space in certain locations where it conducts business. As of June 30, 2023, the remaining terms of the Company’s operating leases were between one and 75 months, and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three- and nine-month periods ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$523	$457	$1,540	$1,370
Short-term lease cost	150	123	283	371
Total lease cost	$673	$580	$1,823	$1,741

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of June 30, 2023 were $6,030, $1,942 and $4,318, respectively. Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2022 were $5,660, $1,825 and $4,001, respectively.

As of June 30, 2023 and September 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.4 years and 2.93% and 4.6 years and 3.05%, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2023 are as follows (in thousands):

2024	$1,974
2025	1,480
2026	985
2027	894
2028	910
Thereafter	424
Total undiscounted lease payments	6,667
Less imputed interest	(407)
Total lease obligations	$6,260

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three and nine months ended June 30, 2023, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its Subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant charge to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage, and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our acquired companies and subsidiaries’ ability to utilize anticipated tax benefits; the impact of inflation and rising interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; economic and other conditions in the markets in which we operate; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; instability in the financial markets, including in the banking sector; changes or developments in U.S. laws or policies; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; the impact of increases in shipping costs, long lead times, supply shortages and supply changes; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies which host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; risks related to the classification of owner-operators in the transportation industry; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends, impact of lower global volumes due to weak economic conditions and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by our officers and directors and one of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

On May 22, 2023, the Company acquired all the rights, title and interests to a royalty agreement for certain antibody products, which we include in our Life Sciences segment.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. ("Rubicon"), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the "Rubicon Purchase Agreement"). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represented 44.99% of Rubicon's issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The Company owned approximately 46.6% of Rubicon's issued and outstanding shares of common stock as of June 30, 2023.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 9, 2022. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the nine months ended June 30, 2023.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular adjusted operating income, which is not based on or included in U.S. GAAP (we refer to these as “non-GAAP financial measures”).

Organic Revenue

Our non-GAAP financial measure of organic revenue represents revenue growth excluding revenue from acquisitions within the preceding 12 months.

The organic revenue presentation provides useful period-to-period comparison of revenue results as it excludes revenue from acquisitions that would not be included in the comparable prior period.

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

We believe that organic revenue and adjusted operating income provide useful information in understanding and evaluating our operating results in the same manner as management. However, organic revenue and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenue, operating income or any other operating performance measures calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

In addition, although other companies may report measures titled organic revenue, adjusted operating income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider organic revenue and adjusted operating income alongside other financial performance measures, including total revenue, operating income and our other financial results presented in accordance with U.S. GAAP.

Results of Operations – Janel Corporation - Three and Nine Months Ended June 30, 2023 and 2022

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$42,557	$78,984	$144,979	$243,149
Forwarding expenses and cost of revenue	28,898	61,819	102,654	193,986
Gross profit	13,659	17,165	42,325	49,163
Operating expenses	13,472	13,994	39,854	41,203
Income from operations	187	3,171	2,471	7,960
Net (loss) income	(430)	2,158	148	5,119
Adjusted operating income	$876	$3,822	$4,569	$10,638

Consolidated revenue for the three months ended June 30, 2023 was $42,557, which was $36,427 or 46.1% lower than the prior year period. Consolidated revenue for the nine months ended June 30, 2023 was $144,979, which was $98,170 or 40.4% lower than the prior year period. Revenue for both the three and nine months ended June 30, 2023 decreased primarily due to lower freight prices in our Logistics segment as a result of lower freight demand relative to improved global transportation capacity.

Income from operations for the three months ended June 30, 2023 was $187 compared with $3,171 in the prior year period. Income from operations for the nine months ended June 30, 2023 was $2,471 compared with $7,960 in the prior year period. The decrease for both the three and nine months ended June 30, 2023 resulted from lower profits across our business segments, especially at our Logistics segment, which benefited from unusually high demand in the prior year periods.

Net loss for the three months ended June 30, 2023 totaled ($430) or ($0.36) per diluted share, compared to net income of $2,158 or $1.93 per diluted share for the three months ended June 30, 2022. Net income for the nine months ended June 30, 2023 totaled $148 or $0.12 per diluted share, compared to net income of $5,119 or $4.85 per diluted share for the nine months ended June 30, 2022. The decline in net income was largely due to lower profits in our business segments, higher interest expense and a non-cash mark-to-market write-down of an equity investment.

Adjusted operating income for the three months ended June 30, 2023 decreased to $876 versus $3,822 in the prior year period. Adjusted operating income for the nine months ended June 30, 2023 decreased to $4,569 versus $10,638 in the prior year period. The decrease for both the three and nine months ended June 30, 2023 resulted from an overall decrease in profits at our business segments.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income from operations	$187	$3,171	$2,471	$7,960
Amortization of intangible assets	524	489	1,593	1,485
Stock-based compensation	62	32	185	800
Cost recognized on sale of acquired inventory	103	130	320	393
Adjusted operating income	$876	$3,822	$4,569	$10,638

Results of Operations – Logistics – Three and Nine Months Ended June 30, 2023 and 2022

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include arrangement of freight forwarding by air, ocean and ground, customs entry filing, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$37,484	$73,684	$129,162	$226,313
Forwarding expense	27,241	59,889	97,339	187,780
Gross profit	10,243	13,795	31,823	38,533
Gross profit margin	27.3%	18.7%	25.7%	17.0%
Selling, general and administrative expenses	9,629	10,387	27,891	29,802
Income from operations	$614	$3,408	$3,932	$8,731

Revenue

Total revenue for the three months ended June 30, 2023 was $37,484 as compared to $73,684 for the three months ended June 30, 2022, a decrease of $36,200, or 49.1%. Total revenue for the nine months ended June 30, 2023 was $129,162 as compared to $226,313 for the nine months ended June 30, 2022, a decrease of $97,151 or 42.9%. Revenue decreased for both the three and nine months ended June 30, 2023 primarily due to lower freight prices as a result of lower freight demand relative to improved global transportation capacity.

Gross Profit

Gross profit for the three months ended June 30, 2023 was $10,243, a decrease of $3,552, or 25.7%, as compared to $13,795 for the three months ended June 30, 2022. Gross profit margin as a percentage of revenue increased to 27.3% for the three months ended June 30, 2023, compared to 18.7% for the prior year period, primarily because gross profit declined at a slower rate as compared to gross revenue, which declined more significantly due to lower freight prices.

Gross profit for the nine months ended June 30, 2023 was $31,823, a decrease of $6,710, or 17.4%, as compared to $38,533 for the nine months ended June 30, 2022. Gross profit margin as a percentage of revenue increased to 25.7% compared to 17.0% for the prior year period, primarily because gross profit declined at a slower rate compared with gross revenue, which declined more significantly due to lower freight prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $9,629, as compared to $10,387 for the three months ended June 30, 2022. This decrease of $758, or 7.3%, was mainly due to lower personnel expenses and bad debt expense. Selling, general and administrative expenses as a percentage of revenue were 25.7% and 14.1% for the three months ended June 30, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of revenue largely reflected the reduction in transportation rates.

Selling, general and administrative expenses for the nine months ended June 30, 2023 were $27,891, as compared to $29,802 for the nine months ended June 30, 2022. This decrease of $1,911, or 6.4%, was mainly due to lower personnel expenses and recovery of bad debt expense. Selling, general and administrative expenses as a percentage of revenue were 21.6% and 13.2% of revenue for the nine months ended June 30, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of revenue largely reflected the decrease in transportation rates.

Income from Operations

Income from operations decreased to $614 for the three months ended June 30, 2023, as compared to income from operations of $3,408 for the three months ended June 30, 2022, a decrease of $2,794, or 81.9%. Income from operations decreased as a result of lower transportation demand. Operating margin as a percentage of gross profit for the three months ended June 30, 2023 was 6.0% compared to 24.7% in the prior year period due to lower gross profits.

Income from operations decreased to $3,932 for the nine months ended June 30, 2023, as compared to $8,731 for the nine months ended June 30, 2022, a decrease of $4,799, or 55.0%. Income from operations decreased during the nine months ended June 30, 2023 as a result of lower transportation demand. Our operating margin as a percentage of gross profit for the nine months ended June 30, 2023 was 12.4% compared to 22.7% in the prior year period largely due to lower gross profits.

Results of Operations – Life Sciences – Three and Nine Months Ended June 30, 2023 and 2022

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$2,811	$2,738	$8,717	$9,257
Cost of sales	472	518	1,610	2,123
Cost recognized upon sale of acquired inventory	103	130	320	393
Gross profit	2,236	2,090	6,787	6,741
Gross profit margin	79.5%	76.3%	77.9%	72.8%
Selling, general and administrative	1,512	1,225	4,592	3,758
Income from operations	$724	$865	$2,195	$2,983

Revenue

Total revenue was $2,811 and $2,738 for the three months ended June 30, 2023 and 2022, respectively, reflecting a slight increase of $73, or 2.7%, compared to the prior year period primarily due to current year acquistions, partially offset by lower demand for diagnostic reagents. Organic revenue excluding acquisition revenue declined $251, or 9.2%.

Total revenue was $8,717 and $9,257 for the nine months ended June 30, 2023 and 2022, respectively, reflecting a decrease of $540, or 5.8%, compared to the prior year period due to lower demand for diagnostic reagents, partially offset by current year acquisitions. Organic revenue excluding acquisition revenue declined $1,239, or 13.8%.

Gross Profit

Gross profit was $2,236 and $2,090 for the three months ended June 30, 2023 and 2022, respectively, an increase of $146, or 7.0%. During the three months ended June 30, 2023 and 2022, gross profit margin was 79.5% and 76.3%, respectively, as product mix improved.

Gross profit was $6,787 and $6,741 for the nine months ended June 30, 2023 and 2022, respectively, an increase of $46 or 0.7%. During the nine months ended June 30, 2023 and 2022, the Life Sciences segment had gross profit margin of 77.9% and 72.8%, respectively. The increase in gross profit margin resulted from an improvement in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,512 and $1,225 for the three months ended June 30, 2023 and 2022, respectively. Selling, general and administrative expenses were $4,592 and $3,758 for the nine months ended June 30, 2023 and 2022, respectively. The year-over-year increases for both periods were largely due to additional expenses from acquired businesses.

Income from Operations

Income from operations for the three months ended June 30, 2023 and 2022 was $724 and $865, respectively, a decrease of $141, or 16.3%. Income from operations for the nine months ended June 30, 2023 and 2022 was $2,195 and $2,983, respectively, a decrease of $788, or 26.4%. Both the three-month and nine-month periods were impacted by lower demand for diagnostic reagents and additional expenses from acquired businesses.

Results of Operations - Manufacturing – Three and Nine Months Ended June 30, 2023 and 2022

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$2,262	$2,562	$7,100	$7,579
Cost of sales	1,082	1,282	3,385	3,690
Gross profit	1,180	1,280	3,715	3,889
Gross profit margin	52.2%	50.0%	52.3%	51.3%
Selling, general and administrative expenses	717	676	2,267	2,170
Income from operations	$463	$604	$1,448	$1,719

Revenue

Total revenue was $2,262 and $2,562 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $300, or 11.7%. Total revenue was $7,100 and $7,579 for the nine months ended June 30, 2023 and 2022, respectively, a decrease of $479, or 6.3%. The decrease in revenue for both the three and nine months ended June 30, 2023 reflected a decrease in volume across the business, offset in part by higher product pricing.

Gross Profit

Gross profit was $1,180 and $1,280 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $100, or 7.8%. Gross profit margin for the three months ended June 30, 2023 and 2022 was 52.2% and 50.0%, respectively. Gross profit was $3,715 and $3,889 for the nine months ended June 30, 2023 and 2022, respectively, a decrease of $174, or 4.5%. Gross profit margin for the nine months ended June 30, 2023 and 2022 was 52.3% and 51.3%, respectively. The gross profit and gross profit margin for both the three- and nine-month periods remained relatively unchanged.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $717 and $676 for the three months ended June 30, 2023 and 2022, respectively, an increase of $41, or 6.1%. Selling, general and administrative expenses were $2,267 and $2,170 for the nine months ended June 30, 2023 and 2022, respectively, an increase of $97, or 4.5%. The increase in expenses relative to revenue for the three- and nine-month periods reflected the mix of business.

Income from Operations

Income from operations was $463 for the three months ended June 30, 2023 compared to $604 for the three months ended June 30, 2022, representing a 23.3% decrease from the prior year period due to unfavorable order timing versus the prior year period. Income from operations was $1,448 for the nine months ended June 30, 2023 compared to $1,719 for the nine months ended June 30, 2022, representing a 15.8% decrease from the prior year period due to unfavorable order timing versus the prior year period.

Results of Operations – Corporate and Other – Three and Nine Months Ended June 30, 2023 and 2022

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total income from operations by segment	$1,801	$4,877	$7,575	$13,433
Corporate expenses	(1,028)	(1,185)	(3,326)	(3,188)
Amortization of intangible assets	(524)	(489)	(1,593)	(1,485)
Stock-based compensation	(62)	(32)	(185)	(800)
Total corporate expenses	(1,614)	(1,706)	(5,104)	(5,473)
Interest expense	(528)	(299)	(1,476)	(847)
Fair value adjustments to Rubicon investment	(269)	—	(779)	—
Net (loss) income before taxes	(610)	2,872	216	7,113
Income tax benefit (expense)	180	(714)	(68)	(1,994)
Net (loss) Income	(430)	2,158	148	5,119
Preferred stock dividends	(70)	(71)	(212)	(515)
Non-controlling interest dividend	—	—	—	(61)
Net (loss) Income Available to Common Stockholders	$(500)	$2,087	$(64)	$4,543

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $92, or 5.4%, to $1,614 in the three months ended June 30, 2023 as compared to $1,706 for the three months ended June 30, 2022. Total Corporate expenses decreased by $369, or 6.7%, to $5,104 for the nine months ended June 30, 2023 as compared to $5,473 for the nine months ended June 30, 2022. The decrease in both periods was due primarily to higher stock-based compensation related to restricted stock issuance with immediate vesting, higher accounting-related professional expense, and increased merger and acquisition expenses in the prior year periods partially offset by current year increases in amortization of intangible expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $229, or 76.6%, to $528 for the three months ended June 30, 2023 from $299 for the three months ended June 30, 2022. Interest expense for the consolidated company increased by $629, or 74.3%, to $1,476 for the nine months ended June 30, 2023 from $847 for the nine months ended June 30, 2022. The increase in both periods was primarily due to higher interest rates, partially off-set by lower average debt outstanding.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax benefit of $180, an effective tax rate of 29.5% for the three months ended June 30, 2023, as compared to an income tax expense of $714, an effective tax rate of 24.9% for the three months ended June 30, 2022. On a consolidated basis, the Company recorded an income tax expense of $68, an effective tax rate of 31.5% for the nine months ended June 30, 2023, as compared to an income tax expense of $1,994, an effective tax rate of 28.0% for the nine months ended June 30, 2022. The rate was higher than the statutory rate of 21% in both periods due to non-deductible expenses and state income taxes. The decrease in expense for both periods was primarily due to a decrease in pretax income.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended June 30, 2023 and 2022, preferred stock dividends were $70 and $71, respectively, representing a decrease of $1, or 1.4%. For the nine months ended June 30, 2023 and 2022, preferred stock dividends were $212 and $515, respectively, representing a decrease of $303, or 58.8%. The decrease in preferred stock dividends in both periods was the result of the Company retiring $6,000 of Series C Preferred Stock on March 31, 2022 and the change in the annual dividend rate from 9% to 5% at that time.

Net (Loss) Income

Net loss was ($430), or ($0.36) per diluted share, for the three months ended June 30, 2023 compared to net income of $2,158 or $1.93 per diluted share, for the three months ended June 30, 2022.

Net income was $148, or $0.12 per diluted share, for the nine months ended June 30, 2023 compared to net income of $5,119, or $4.85 per diluted share, for the nine months ended June 30, 2022. The decline in net income in both periods was largely due to lower profits in our business segments, higher interest expenses and a non-cash mark-to-market write-down of an equity investment.

Net (Loss) Income Available to Common Stockholders

Net (loss) available to holders of Common Stock was ($500), or ($0.42) per diluted share, for the three months ended June 30, 2023 compared to net income available to holders of Common Stock of $2,087, or $1.87 per diluted share, for the three months ended June 30, 2022. Net (loss) available to holders of Common Stock was ($64), or ($0.05) per diluted share, for the nine months ended June 30, 2023 compared to income available to holders of Common Stock of $4,543, or $4.31 per diluted share, for the nine months ended June 30, 2022. The decrease in net income available to common stockholders for both periods reflected lower net income and a decrease in the dividend rate with respect to the Series C Preferred Stock as of March 31, 2022 from 9% to 5%.

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

Cash flows from operating activities

Net cash provided by operating activities was $11,056 for the nine months ended June 30, 2023, versus $8,678 provided by operating activities for the nine months ended June 30, 2022. The increase in cash provided by operations for the nine months ended June 30, 2023 compared to the prior year period was driven principally by lower net working capital at our Logistics segment, partially offset by a decline in net income.

Cash flows from investing activities

Net cash used in investing activities totaled $6,361 for the nine months ended June 30, 2023, versus $589 for the nine months ended June 30, 2022. We used $267 for the acquisition of property and equipment, $1,693 in earnout payment to the former owners of ELFS and $4,401 for the acquisition of two business for the nine months ended June 30, 2023, compared to $477 for the acquisition of property and equipment for the nine months ended June 30, 2022.

Cash flows from financing activities

Net cash used in financing activities was $8,513 for the nine months ended June 30, 2023, versus net cash used in financing activities of $10,487 for the nine months ended June 30, 2022. Net cash used in financing activities for the nine months ended June 30, 2023 primarily included repayment of funds from our line of credit, and repayment of funds from our term loan. Net cash used in financing activities for the nine months ended June 30, 2022 primarily included repayment of funds from our line of credit and repayments of term loans.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company's overall internal control over financial reporting (as such is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no unregistered sales of equity securities during the nine months ended June 30, 2023. In addition, there were no shares of Common Stock purchased by us during the nine months ended June 30, 2023.

ITEM 6.	EXHIBIT INDEX

10.1
Amended and Restated Credit Agreement, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., Phosphosolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, Stephen Hall PhD LTD, Immunobioscience Corp., (collectively as borrowers), and each individually, a “Borrower”), and First Merchants Bank dated April 25, 2023 (filed herewith).

10.2
Fourth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC,  as loan party obligors dated April 25, 2023 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)
32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 for the three and nine months ended June 30, 2023 and 2022 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2023	JANEL CORPORATION
Registrant

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2023	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary