Form 10-K
period 2023-09-30
JANEL CORP
filed 2023-12-08
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023
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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value (“Common Stock”), held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Pink tier of the OTC market on March 31, 2023, was $12,835,519.

The number of shares of the registrant’s Common Stock outstanding as of December 8, 2023 was 1,186,354.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant change to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage, and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our ability to utilize anticipated tax benefits; the impact of rising interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; changes or developments in U.S. laws or policies; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; the impact of evolving corporate governance and public disclosure regulation; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks;  the impact of catastrophic events, such as health crises, natural disasters and armed conflict; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographics which host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; the impact of higher carrier prices; risks related to the classification of owner-operators in the transportation industry; recessions, economic developments and other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; environmental laws governing our contracted transportation providers; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; ; the controlling influence exerted by a small number of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2023, Janel and its consolidated subsidiaries employed 316 full-time employees in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good. Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify and enhance our internal processes and technologies to increase employee engagement, productivity, efficiency opportunities, skills and resources needed for success.

Our Business Segments

We have three reportable segments: Logistics, Life Sciences and Manufacturing. The following provides greater detail regarding each of these segments.

Logistics

The Company’s Logistics segment is comprised of several wholly-owned subsidiaries. The Logistics segment is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air-, ocean- and land-based carriers; customs brokerage services; warehousing and distribution services; trucking and other value-added logistics services. In addition to these revenue streams, the Company earns accessorial revenue in connection with its core services. Accessorial revenue includes, but is not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Rubicon Purchase Agreement”). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represent 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The Company owned approximately 46.6% of Rubicon’s issued and outstanding shares of common stock as of September 30, 2023.

Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon is for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. Although we are optimistic about our investment in Rubicon, our investment involves risks and uncertainties that are beyond our control, including those discussed herein under Item 1A, Risk Factors.

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

During the fiscal year ended September 30, 2023, Logistics handled approximately 152,000 individual import and export shipments originating or terminating in countries around the world. Approximately 49% of the revenues from these activities related to trucking, 25% to ocean freight, 14% to air freight, 5% to custom brokerage and the remainder of 7% to other.

Based upon revenues, our customers are diverse, with the largest individual customer accounting for about 3.0% of revenues and the top ten customers accounting for 14.9% of revenues during fiscal 2023.

As of September 30, 2023, our Logistics segment operated out of twenty-five full-service locations in the United States and maintained a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

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

A significant portion of Logistics segment revenues are derived from customers in industries with shipping patterns tied to consumer demand and/or just-in-time production schedules. Many Logistics customers may ship a significant portion of their goods at or near the end of a quarter. Therefore, the timing of revenues is, to a large degree, affected by factors beyond the segment’s control, such as shifting consumer demand for retail goods and manufacturing production delays. We cannot accurately forecast many of these factors, nor can we estimate the relative impact of any given factor. Therefore, historical patterns experienced may not continue in the future.

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

Our Life Sciences segment is based in Davis, California on an owned 40-acre facility and three other leased locations in the U.S. Our growth strategy is to place high-quality products in the hands of more researchers to accelerate scientific discovery.

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

•	Attract and retain exceptional talent: High-quality scientists enable our top-quality products and services to be offered, which are key to our reputation in the marketplace.

•	Acquisitions and investments: We intend to grow by acquiring new businesses with high-quality reputations that will benefit from our combined innovational and operational strength.

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

Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include standard product configurations, both manufactured and distributed, available for order from Indco’s website and its print catalog, which is mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2023, Indco made approximately 3,900 individual shipments to customers. In fiscal 2023, approximately 86% of Indco’s revenue came from manufacturing activity. The remainder of its revenue came from non-manufactured product distribution activity. Indco’s revenue is generally level throughout the year with little seasonality.

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

There may be a limited number of operating companies available for acquisition that Janel deems to be desirable targets. At times, there may be a limited number of operating companies available for acquisition and fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an acquisition. Janel may compete with entities whose financial resources, technical expertise and managerial capabilities are significantly greater than Janel’s. Therefore, Janel may be at a competitive disadvantage in negotiating and executing possible acquisitions. Even if Janel is successful in a competitive bidding process for an acquisition, this competition may affect the terms of completed transactions, and, as a result, Janel may pay more or receive less favorable terms than it expected for potential acquisitions.

In addition, even if Janel is able to successfully compete with these entities, it expects future acquisitions to encounter risks similar to those that past acquisitions have encountered, such as:

•	difficulty in assimilating/integrating the operations and personnel of the acquired businesses;

•	potential disruption of Janel’s or the target’s ongoing business;

•
inability to realize the projected operational and financial benefits from the acquisition or to maximize financial and strategic benefits through the incorporation of acquired personnel and clients, particularly in a high interest environment;

•	difficulty maintaining uniform standards, controls, procedures and policies;

•	impairment of relationships with employees and clients resulting from integration of the newly acquired company;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	significantly increased need for working capital to operate the acquired companies and;

•	exposure to unforeseen liabilities of acquired companies.

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

Janel may face litigation or other claims as a result of certain terms and conditions of our acquisition agreements, stock purchase agreements, tender offers and other agreements to purchase equity interests in target companies, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. Acquired businesses may have liabilities, or be subject to claims, litigation, or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. Any litigation relating to a potential acquisition will increase expenses associated with the acquisition or cause a delay in completing the acquisition, which may impact Janel’s profitability. Litigation related to acquisitions would also divert management time and resources. Janel may experience disruptions that could have a material adverse effect on its business and operations, especially where an acquisition target may have pre-existing compliance issues or deficiencies, or material weaknesses in internal controls over financial reporting.

Our subsidiaries may not be able to fully utilize their tax benefits, which could result in increased cash payments for taxes in future periods.

Net operating losses (“NOLs”) may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized, the NOLs and other carryforwards of our minority-owned investment could provide our subsidiaries with significant tax savings in future periods. Our subsidiaries ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

•
a change in control of our subsidiaries that would trigger limitations on the amount of taxable income in future years that may be offset by NOLs and other carryforwards that existed prior to the change in control; and

•	examinations and audits by the IRS and other taxing authorities could reduce the amount of NOLs and other credit carryforwards that are available for future years.

Our actions may have an impact on the NOL’s of our minority-owned investment. The inability to use these NOLs, or the diminution in value of such NOLs, could have a material adverse effect on our business and operations.

Rising interest rates may negatively impact our investments and have a material adverse effect on our business and operations.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. The Federal Reserve has raised interest rates with total increases of 525 basis points since March 2022. Changes in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs and our ability to make new investments on favorable terms or at all. Additionally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. In addition, an increase in interest rates may make it difficult or impossible to make payments on outstanding debt. Any increase in interest rates could have a negative effect on our interest costs and investments, which could have a material adverse effect on our business and operations.

We may experience conflicts of interest with the minority shareholders of our businesses.

The boards of directors and officers of Janel’s non-wholly owned affiliated businesses have fiduciary duties to their respective shareholders. As a result, they may make decisions that are in the best interest of their shareholders generally, but which are not necessarily in the best interest of our shareholders. In dealings with us, the directors and officers of our affiliated businesses may make decisions that are different from the decisions we would make. These decisions may not be in the best interests of our shareholders, which may have an adverse effect on our business and operations.

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

As of September 30, 2023, we had approximately $31,620 of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future.

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

Our businesses are based primarily upon individual orders, sales and service agreements with customers—not long-term contracts. Therefore, customers could cease purchasing products or using our services at any time, for any reason, and with little or no notice, and we would have no recourse. If a significant number of our customers reduce or choose not to purchase products or use our services, or we have to lower prices to retain customers, it may have a material adverse effect on our business and operations.

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

Our businesses face intense competition within the logistics, manufacturing and life science industries on a local, regional, national, and global basis. Competitors include companies ranging from start-up companies, which may be able to respond to customers’ needs more quickly, to large multinational companies, which may have greater financial, marketing, operational and research and development resources than Janel.

In the freight forwarding industry, our Logistics business competes with a large and diverse group of freight forwarding concerns, commercial air and ocean carriers and a large number of locally established companies in geographic areas where our Logistics business does business or intends to do business in the future. The loss of customers, agents or employees to competitors could adversely impact the ability of our Logistics business to be profitable. In addition, the transport of freight, both domestically and internationally, is highly competitive and price sensitive, and new competitors emerge annually. Changes in the volume of freight transported, shippers’ preferences as to the timing of deliveries as a means to control shipping costs, economic and political conditions, both in the United States and abroad, work stoppages, labor constraints, U.S. and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation may all have significant impact on our Logistics business overall business, growth and profitability.

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

More specifically, legislative, or regulatory actions related to climate change may have a material adverse effect on Janel by increasing our Logistics business fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. Furthermore, over the past several years, new rules relating to the disclosure of a range of climate-related risks have been proposed and/or adopted by certain authorities, including the SEC and the state of California. We are currently assessing the applicability of these rules, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting therefrom. We could ultimately incur increased costs relating to the assessment and disclosure of climate-related risks as a result of these regulatory and legislative actions. These additional costs, changes in operations, or loss of revenues may have a material adverse effect on our business and operations. For example, the motor carriers we contract with are subject to increasingly restrictive laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements may have a material adverse effect on operations and increase operating expenses, which in turn could increase our purchased transportation costs. Our customers, our business and operations could be materially adversely affected by these new rules and costs.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including the SEC’s recently proposed and California’s recently enacted climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

Our inability to successfully recover should we experience a catastrophic event, disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Our operations are dependent upon our ability to protect our personnel, offices and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we or a key vendor or other third party experience a local or regional disaster or other business continuity problem, such as an earthquake, fire, flood, hurricane, or other weather event power loss, terrorist attack, pandemic, security breach, power loss, telecommunications failure, software or hardware malfunctions or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, office facilities and the proper functioning of existing, new or upgraded computer systems, telecommunications and other related systems and operations. In events like these, while our operational size and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations. We could potentially lose access to key executives and personnel, sensitive data or experience material adverse interruptions to our operations or delivery of services to our customers in a disaster recovery scenario. For example, during the COVID-19 pandemic, there were concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased privacy and cybersecurity risks in light of an increase in “remote work” among our workforce and our third-party service providers and vendors.

We regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

Janel may be subject to product and other liability risks for which it may not have adequate insurance coverage.

We may be named a defendant in product liability lawsuits alleging that products or services provided by Janel have resulted or could result in an unsafe condition or injury to consumers, particularly for our Life Sciences and Manufacturing segment products. There are several factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such third-party claims and product liability claims filed against Janel could carry potential liabilities in excess of our insurance coverage. We cannot be certain that our current insurance will be sufficient to cover any adverse determinations in such product liability lawsuits.

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

As disclosed above, we connect and store certain personal identifying and confidential information relating to our customers, vendors, employees and suppliers. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are also imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements. International laws, rules and regulations governing the use and disclosure of such information, such as the European Union’s General Data Protection Regulation and various regulations being adopted by states throughout the U.S., can be more stringent than laws in the United States, and they vary across jurisdictions. In addition, more jurisdictions are regulating the transfer of data across borders and domestic privacy and data protection laws are generally becoming more onerous.

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

Higher carrier prices may result in decreased adjusted gross profit.

Carriers can be expected to charge higher prices if market conditions warrant, including as a result of increased costs of fuel, labor shortages, and increased shipping times due to supply chain disruptions. Our adjusted gross profit and income from operations may decrease if we are unable to increase our pricing accordingly. Increased demand for truckload services and pending changes in regulations may reduce available capacity and also lead to increased carrier pricing.

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

While relatively new in California, versions of the ABC test have existed in a number of other states over the years and have been challenged in various courts as violating the federal government’s exclusive right to regulate motor carriers in interstate commerce. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that reclassifies independent contractors to be employees. If our owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. As a result of the enactment of AB5, the lack of clear guidance from regulatory authorities and the courts on the application of AB5, and the possibility that other jurisdictions may enact similar laws, there is uncertainty regarding what the worker classification regulatory landscape will look like in future years

In addition, such changes may be applied retroactively, and, if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would materially adversely affect our business and operations.

Recessions and other economic developments that reduce freight volumes could have a material adverse impact on our Logistics business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers like those serviced by our Logistics business, interest rate fluctuations, government shutdowns and other economic factors beyond the control of our Logistics business. Deterioration in the economic environment subjects our Logistics business to various risks that may have a material impact on its operating results and cause it, and, therefore, Janel, to not reach its long-term growth goals, as a result of, for example, the following:

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

The success of Life Sciences is affected by its ability to maintain its intellectual property rights. If we are unable to adequately protect our intellectual property, if third parties infringe on our intellectual property rights, or if we are involved in disputes to determine the scope and validity of others’ proprietary rights, we may suffer competitive injury or expend significant resources enforcing our rights.

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

We may also be sued by third parties alleging that we have infringed their intellectual property rights. Such lawsuits are expensive, time-consuming and divert management’s focus away from other business concerns. If we are found to be infringing the intellectual property of others, we could be required to cease certain activities, alter our products or processes, or pay licensing fees, any of which could cause unexpected costs and delays that may materially adversely affect us. If we are unable to obtain a required license on acceptable terms, or if we are unable to design around any third-party patent, we may be unable to sell some of our products and services, which could reduce revenue. Additionally, if we do not prevail in such lawsuits, a court may find damages or award other remedies in favor of the opposing party, which may materially adversely affect our earnings.

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

The availability of certain critical raw materials such as motors, gear drivers, motor controls, standard hardware products, castings and steel bars, plates and shafts are subject to factors that are not within Indco’s control. In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions, or there may be other supply chain issues related to the procurement of such raw materials, including as a result of international conflicts, or climate change.

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

Risk Factors Related To Ownership of Janel’s Common Stock

A small number of Janel’s stockholders have a controlling influence over Janel.

A small number of Janel’s stockholders control the vote of approximately 67.3% of the outstanding shares of Janel’s common stock as of September 30, 2023, which includes Janel common stock such persons can acquire through the exercise of vested options granted to them. As a result, these stockholders could control the election of Janel’s directors and, therefore, have the ability to control the affairs of Janel. Furthermore, one particular investor in the Company has the right to appoint 50% of the members of Janel’s board of directors.

As a result, these few stockholders have controlling influence over, among other things, the ability to amend Janel’s certificate of incorporation and bylaws or effect or preclude fundamental corporate transactions involving Janel, including the acceptance or rejection of any proposals relating to a merger of Janel or an acquisition of Janel by another entity. The interests of these officers, directors and stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, deter or prevent a change in control of Janel, and some transactions may be more difficult or impossible without the support of these parties.

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

Our certificate of incorporation authorizes our board of directors to issue shares of preferred stock and to determine the price and other terms for those shares without the approval of our stockholders. As of September 30, 2023, for example, we had 11,368 shares of Series C Cumulative Preferred Stock outstanding. Any such preferred stock we may issue in the future could rank ahead of our common stock with respect to certain rights or obligations, including in terms of dividends and liquidation rights.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Not applicable.

ITEM 2.	PROPERTIES

Janel’s executive offices are located in approximately 3,300 square feet of leased space in New York, New York. The lease term ends September 1, 2025.

As of September 30, 2023, Logistics leased 6,900 square feet of office space in Garden City, New York. This location serves as the executive offices of the Logistics segment. The lease term ends March 31, 2025.

As of September 30, 2023, Logistics leased twenty-five additional office spaces, some of which are on a month-to-month basis, in sixteen states located in the United States. Lease terms for these locations expire at various dates through October 31, 2029.

As of September 30, 2023, Indco owned an approximately 12,600 square-foot manufacturing facility on a 1.2-acre parcel of land in New Albany, Indiana.

As of September 30, 2023, Life Sciences owned an approximately 25,000 square-foot manufacturing facility on a 40-acre parcel of land in Davis, California. The Life Sciences segment also leases three other offices in the United States. Lease terms for these locations expire at various dates through February 28, 2034.

The Company believes that its owned and leased properties are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Janel is occasionally subject to claims and lawsuits that typically arise in the normal course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The information otherwise called for by this item is incorporated herein by reference to Note 19, Risks and Uncertainties, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal Year 2023		Fiscal Year 2022
Fiscal Quarter	High	Low	High	Low
First Quarter, ended December 31,	$49.00	$36.00	$29.00	$15.52

Second Quarter, ended March 31,	$39.00	$28.00	$52.00	$16.75

Third Quarter, ended June 30,	$34.00	$25.00	$47.00	$25.00

Fourth Quarter, ended September 30,	$28.25	$21.00	$57.11	$28.00

On September 30, 2023, the Company had 59 holders of its shares of common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

The closing price of the common stock on September 30, 2023 was $28.25 per share.

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

Series C Cumulative Preferred Stock (“Series C Stock”)

On March 31, 2022, the Company purchased 4,687 shares of the Series C Stock from two holders at a purchase price of $500 per share plus accrued and unpaid dividends, or an aggregate of $3,000, and exchanged 4,905 shares of Series C Stock plus accrued and unpaid dividends from one holder, for the issuance of 65,205 shares of the Company’s Common Stock, par value $0.001 per share valued at $47.00 per share of Common Stock (the closing price for the Common Stock on March 30, 2022), or a total value of $3,065. The Company had 11,368 shares of Series C Stock outstanding as of September 30, 2023.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 7 should be read along with Janel’s audited financial statements and related notes thereto as of September 30, 2023 and 2022 and for each of the two years in the period ended September 30, 2023 included in this Annual Report on Form 10-K.

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

Year Ended September 30, 2023 Acquisitions

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Rubicon Purchase Agreement”). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represented 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The Company owned approximately 46.6% of Rubicon’s issued and outstanding shares of common stock as of September 30, 2023.

Results of Operations – Janel Corporation

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8.

Refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2022, filed on December 9, 2022, for a comparison of fiscal year 2022 results of operations to the fiscal year 2021 results of operations, which specific discussion is incorporated herein by reference.

Our condensed consolidated results of operations are as follows:

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2023	2022
Revenue	$186,449	$316,863
Forwarding expenses and cost of revenues	130,777	250,666
Gross profit	55,672	66,197
Operating expenses	53,073	56,699
Income from operations	$2,599	$9,498
Net income (loss)	$723	$(2,138)
Adjusted operating income (1)	$5,353	$12,797

Consolidated revenues for the year ended September 30, 2023 were $186,449, or 41.2% lower than fiscal 2022. Revenues decreased primarily due to lower freight prices in our Logistics segment as a result of lower freight demand relative to improved global transportation capacity. Income from operations for fiscal 2023 was $2,599 compared to income from operations of $9,498 for fiscal 2022, a decrease of $6,899, largely as a result of lower profits across our business segments, especially at our Logistics segment, which benefited from unusually high demand in the prior fiscal year. Adjusted operating income for fiscal 2023 decreased to $5,353 versus $12,797 in the prior fiscal year primarily due to an overall decrease in profits at our business segments.

The Company’s net income for the year ended September 30, 2023 totaled $723 or $0.36 per diluted share, compared to net loss of ($2,138) or ($2.07) per diluted share for the year ended September 30, 2022. The increase in net income was largely due to  a smaller non-cash mark-to-market write down of an equity investment, a change in fair value of an earnout and an income tax benefit, partially offset by lower profits in our business segments and higher interest expense.

(1) The following table sets forth a reconciliation of income from operations to adjusted operating income:

Adjusted Operating Income
Fiscal years ended September 30,
(in thousands)

	2023	2022
Income from operations	$2,599	$9,498
Amortization of intangible assets	2,098	1,975
Stock-based compensation	231	832
Cost recognized on sale of acquired inventory	425	492
Adjusted operating income	$5,353	$12,797

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

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2023	2022
Revenue	$166,052	$295,343
Forwarding expense	123,938	242,946
Gross profit	$42,114	$52,397
Gross profit margin	25.4%	17.7%
Selling, general and administrative expenses	$37,310	$40,075
Income from operations	$4,804	$12,322

Fiscal 2023 compared with fiscal 2022

Revenue

Total revenue in fiscal 2023 was $166,052 as compared to $295,343 in fiscal 2022, a decrease of $129,291 or 43.8%. Revenues decreased primarily due to lower freight prices as a result of lower freight demand relative to improved global transportation capacity. Lower prices for ocean, air and trucking services led to a decrease in both gross revenue and forwarding expenses. Compared to fiscal 2022, during fiscal 2023, our volume, as measured in ocean freight by twenty-foot equivalent units, fell 25%, air freight volume as measured by metric tons fell 25% and customs entries fell 16%.

Gross Profit

Gross profit in fiscal 2023 was $42,114, a decrease of $10,283, or 19.6%, as compared to $52,397 in fiscal 2022. Gross profit as a percentage of revenue increased to 25.4% compared to 17.7% for the prior fiscal year, primarily because gross profit declined at a slower rate compared with gross revenue, which declined more significantly due to lower freight prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal 2023 were $37,310 as compared to $40,075 in fiscal 2022. The decrease of $2,765, or 6.9%, was mainly due to lower personnel expenses and a recovery of previously expensed bad debt. As a percentage of gross revenue, selling, general and administrative expenses were 22.5% and 13.6% for fiscal 2023 and fiscal 2022, respectively. The increase in selling, general and administrative expenses as a percentage of revenue largely reflected the decrease in transportation rates and its impact on revenue.

Income from Operations

Income from operations decreased to $4,804 in fiscal 2023 compared to $12,322 in fiscal 2022. Income from operations decreased as a result of lower transportation volume and prices partially offset by lower personnel expense. Operating margin as a percentage of gross profit was 11.4% in fiscal 2023 compared to 23.5% in fiscal 2022, largely due to lower gross profits.

Results of Operations - Life Sciences

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2023	2022
Revenue	$11,059	$11,625
Cost of sales	1,951	2,441
Cost recognized upon sale of acquired inventory	425	492
Gross profit	$8,683	$8,692
Gross profit margin	78.5%	74.8%
Selling, general and administrative expenses	$6,149	$5,421
Income from operations	$2,534	$3,271

Fiscal 2023 compared with fiscal 2022

Revenue

Total revenue was $11,059 in fiscal 2023 compared with $11,625 in fiscal 2022. Revenue decreased 4.9% or $566 primarily related to lower demand for diagnostic reagents, partially offset by current year acquisitions. Organic growth excluding acquisition revenue declined $1,408, or 12.1% as COVID-19 pandemic-related revenue declined in fiscal 2023.

Gross Profit

Gross profit was $8,683 and $8,692 for fiscal years 2023 and 2022, respectively, relatively consistent with prior year. In the fiscal years ended September 30, 2023 and 2022, the Life Sciences segment had a gross profit margin of 78.5% and 74.8%, respectively. The increase in gross profit margin resulted from an improvement in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $6,149 and $5,421 for fiscal years 2023 and 2022, respectively. The year-over-year increase was due to additional expenses from acquired businesses. As a percentage of revenue, selling, general and administrative expenses were 55.6% and 46.6% for fiscal 2023 and fiscal 2022, respectively.

Income from Operations

The Life Sciences business earned $2,534 and $3,271 in income from operations for fiscal 2023 and 2022, respectively. The decrease in income from operations was primarily due to lower demand for diagnostic reagents and additional expenses from acquired businesses. As a result of these factors, income from operations as a percentage of revenue declined from 28.1% in fiscal year 2022 to 22.9% in fiscal year 2023.

Results of Operations - Manufacturing

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2023	2022
Revenue	$9,338	$9,895
Cost of sales	4,463	4,787
Gross profit	$4,875	$5,108
Gross profit margin	52.2%	51.6%
Selling, general and administrative expenses	$2,978	$3,095
Income from operations	$1,897	$2,013

Fiscal 2023 compared with fiscal 2022

Revenue

Total revenue was $9,338 in fiscal 2023 compared with $9,895 in fiscal 2022, a decrease of 5.6%. The revenue decline largely reflected a decrease in volume across the business, offset in part by higher product pricing.

Gross Profit

Gross profit was $4,875 and $5,108 for fiscal years 2023 and 2022, respectively. The year-over-year decline in gross profit reflected a decrease in sales volume.  Gross profit margin for the Manufacturing segment during fiscal 2023 was 52.2%, as compared to 51.6%, in fiscal 2022. The increase in gross profit margin was generally due to a favorable product mix shift.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $2,978 and $3,095 for fiscal years 2023 and 2022, respectively, a decrease of $117, or 3.8%. As a percentage of gross revenue, selling, general and administrative expenses were 31.9% and 31.3% for fiscal 2023 and fiscal 2022, respectively, consistent with prior year.

Income from Operations

Income from operations for fiscal 2023 was $1,897 compared to $2,013 in fiscal 2022, representing a 5.8% decrease compared to the prior fiscal year and consistent with the decline in revenue.

Results of Operations – Corporate and Other

Below is a reconciliation of income from operating segments to net (loss) available to common stockholders:

	Years Ended September 30,
	2023	2022
	(In thousands)
Total income from operating segments	$9,235	$17,606
Corporate expenses	(4,331)	(5,342)
Amortization expense	(2,098)	(1,976)
Stock-based compensation	(207)	(790)
Total Corporate expenses	(6,636)	(8,108)
Interest expense	(1,998)	(1,276)
Change in fair value of mandatorily redeemable non-controlling interest	(135)	411
Fair value adjustments to Rubicon investment (net of dividends)	(798)	(7,601)
Change in fair value of earnout	857	(980)
Net income before taxes	525	52
Income tax benefit (expense)	198	(2,190)
Net Income (loss)	723	(2,138)
Preferred stock dividends	(284)	(586)
Non-controlling interest dividends	—	(404)
Net income (loss) Available to Common Stockholders	$439	$(3,128)

Total Corporate Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $1,472 to $6,636, or 18.2%, in fiscal 2023 as compared to fiscal 2022. The decrease was due primarily to lower stock-based compensation expense and lower accounting and merger and acquisition related professional expense, offset in part by current year increases in amortization of intangible expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $722, or 56.6%, to $1,998 in fiscal 2023 from $1,276 in fiscal 2022. The increase was primarily due to higher interest rates, partially offset by lower average debt outstanding.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax benefit of $198 in fiscal 2023, as compared to an income tax expense of ($2,190) in fiscal 2022. The decrease in income tax expense was primarily due to a decrease in pretax income.

Preferred Stock Dividends

Preferred stock dividends include the Company’s Series C Stock and dividends accrued but not paid. For the fiscal years ended September 30, 2023 and 2022, preferred stock dividends were $284 and $586, respectively. Preferred stock dividends for fiscal 2023 decreased $302, or 51.5%, compared to fiscal 2022 as a result of the Company retiring $6,000 of Series C Preferred Stock on March 31, 2022 and due to a decrease in the annual dividend rate from 9% to 5%. Dividends accrued but not paid on the Company’s Series C Stock were $2,029 and $1,745 as of September 30, 2023 and 2022, respectively.

Net Income (loss)

Net income (loss) was $723, or $0.60 per diluted share, for fiscal 2023 and ($2,138), or ($2.07) per diluted share, for fiscal year 2022. The increase in net income was primarily due to a smaller non-cash mark-to-market write-down of an equity investment, a change in fair value of an earnout, lower stock-based compensation and an income tax benefit offset by lower profits in our business segments and higher interest expense.

Net income (loss) Available to Common Stockholders

Net income (loss) available to common stockholders was $439 or $0.36 per diluted share for fiscal 2023 and ($3,128) or ($3.03) per diluted share for fiscal 2022. The increase in net income available to common stockholders was largely due to a smaller non-cash mark-to-market write-down of an equity investment, a change in fair value of an earnout, lower stock-based compensation and an income tax benefit offset by lower profits in our business segments and higher interest expense as well as lower preferred stock dividends and the absence of dividends to non-controlling shareholders.

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

Janel’s cash flow performance for the 2023 fiscal year may not necessarily be indicative of future cash flow performance.

As of September 30, 2023, and compared with the prior fiscal year, the Company’s cash and cash equivalents decreased by $4,130, or 62.7%, to $2,461 from $6,591 as of September 30, 2022. During the fiscal year ended September 30, 2023, Janel’s net working capital deficiency (current assets less current liabilities) decreased by $6,407, from ($13,143) at September 30, 2022 to ($19,550) at September 30, 2023.

Cash flows from operating activities

Net cash provided by operating activities for fiscal years 2023 and 2022 was $11,388 and $12,107, respectively. The decrease in cash provided by operations for the year ended September 30, 2023 was driven principally by lower net income, deferred income tax provision, change in fair value of an earnout and an increase in prepaid expenses, partially offset by the timing of cash collections for accounts receivables and cash payments on accounts payable primarily in our Logistics segment for the year ended September 30, 2023.

Cash flows from investing activities

Net cash used in investing activities, mainly for the acquisition of subsidiaries, was $6,500 for fiscal 2023 and $11,469 for fiscal 2022. Net cash used in investing activities for fiscal 2023 related to the two acquisitions in our Life Sciences segment and earnout payments the former owners of ELFS. The fiscal 2022 amount was associated with the Rubicon investment (net of dividend) and one Life Sciences acquisition. The Company also used $360 for the acquisition of property and equipment for the year ended September 30, 2023 compared to $551 for the year ended September 30, 2022.

Cash flows from financing activities

Net cash (used in) financing activities was ($9,018) for fiscal 2023 and ($281) for fiscal 2022. Net cash used in financing activities in fiscal 2023 primarily included repayment of our term loan and line of credit. Net cash provided by financing activities in fiscal year 2022 primarily included proceeds from an increase in our amended term loan and proceeds from our private placement offering, offset in part by repayments on our line of credit and repurchase of Series C Preferred Stock.

Credit Facilities

Logistics

Santander Bank Facility

The wholly-owned subsidiaries that comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, have a Loan and Security Agreement (as amended, the “Santander Loan Agreement”) with Santander with respect to a revolving line of credit facility (the “Santander Facility”). The Santander Loan Agreement was amended on March 31, 2022 to provide for, among other changes, the following: (i) the maximum revolving facility amount available was increased from $30,000 to $31,500 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement); (ii) the LIBOR basis on which interest under the Santander Loan Agreement was calculated under certain circumstances was changed to the Secured Overnight Financing Rate (“SOFR”) and interest on the Santander Facility accrues at an annual rate equal to the one-month SOFR plus 2.75%; (iii) a one-time increase from $1,000 to $3,000 in the amount the Company was permitted to distribute to holders of the Company’s Series C Preferred Stock if specified conditions are met; and (iv) the amount of indebtedness of the Company’s Antibodies Incorporated subsidiary that the Company was permitted to guaranty was increased from $2,920 to $5,000.

On July 13, 2022, the Santander Loan Agreement was further amended by a Consent, Waiver and Second Amendment (the “Second Santander Amendment”) to (i) increase the maximum revolving facility amount available to $35,000 (limited to 85% of the Janel Group Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement) and (ii) provide for a new bridge term loan to the Company in the principal amount of up to $12,000 (the “Bridge Facility”) to be funded in connection with the acquisition (the “Rubicon Transaction”)by the Company of up to 45% of the outstanding shares of Rubicon Technology, Inc. (“Rubicon”). The Bridge Facility was drawn on August 18, 2022 and matured on the earlier to occur of (i) twenty (20) business days following the funding of the Bridge Facility and (ii) the date of funding of the dividend to be paid by Rubicon in connection with the Rubicon Transaction. The Company repaid the Bridge Facility in full on August 30, 2022. The Second Santander Amendment also contained a one-time waiver and consent to (a) the consummation of the Rubicon Transaction, and (b) a dividend of $2,500 to be paid by Janel Group, Inc., (the “Janel Group”) to the Company.

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

On April 25, 2023, in connection with an amendment to the Credit Agreement entered into with First Merchants Bank (“First Merchant”) as described further below, we entered into the Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Santander Amendment”).  The Fourth Santander Amendment (i) included modifications to address the amendments made to the First Merchants Credit Facilities (as defined below) and the consolidation of the debt thereunder and (ii) terminated the subordination agreement relating to the Company’s guarantee of the First Merchant’s Credit Facilities.

On August 22, 2023, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (the “Fifth Santander Amendment”).  The Fifth Santander Amendment permitted certain unsecured guaranties by the Company in the ordinary course of business guarantying obligations of subsidiaries in an aggregate amount not to exceed $4,000 and related modifications to certain negative covenants.

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

At September 30, 2023, outstanding borrowings under the Santander Facility were $18,759, representing 53.6% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.60%.

At September 30, 2022, outstanding borrowings under the Santander Facility were $26,396, representing 75.4% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 5.79%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both September 30, 2023 and September 30, 2022.

Working Capital Requirements

Through September 30, 2023, the Logistics segment’s cash needs were met by the Santander Facility and cash on hand. As of September 30, 2023, the Logistics segment had, subject to collateral availability, $1,622 available for future borrowings under its $35,000 Santander Facility and $906 in cash.

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

Life Sciences and Manufacturing

First Merchants Bank Credit Facility

On February 29, 2016, Indco entered into a Credit Agreement (as amended, the “Prior First Merchants Credit Agreement”) with First Merchants.

On August 1, 2022, Indco and First Merchants entered into Amendment No. 3 to the Prior First Merchants Credit Agreement, modifying the terms of Indco’s credit facilities. Under the revised terms, the credit facilities consisted of a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan, and the continuation of a mortgage loan in the original principal amount of $680 (collectively, the “Prior First Merchants Facility”).  Interest accrued on the term loan at an annual rate equal to one-month adjusted term SOFR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio was less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio was greater than or equal to 2:1). Interest accrued on the revolving loan at an annual rate equal to one-month adjusted term SOFR plus 2.75%. Interest accrued on the mortgage loan at an annual rate of 4.19%. Indco’s obligations under the Prior First Merchants Credit Facility were secured by all of Indco’s real property and other assets, and are guaranteed by Janel, and Janel’s guarantee of Indco’s obligations was secured by a pledge of Janel’s Indco shares.

On April 25, 2023, Indco and certain other Subsidiaries of the Company that are part of the Life Science and Manufacturing segments (together with Indco, the “Borrowers” and each, a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with First Merchants.  The Credit Agreement constitutes an amendment and restatement of the Prior First Merchants Credit Agreement.  The credit facilities provided under the Credit Agreement (the “First Merchants Credit Facilities”) consist of a $3,000 revolving loan (limited to the borrowing base and reserves), a $5,000 acquisition loan, a $6,905 Term A loan and a $620 Term B loan as a continuation of the mortgage loan under the Prior First Merchants Credit Agreement.  Interest accrues on the outstanding revolving loan, Term A loan and acquisition loan at an annual rate equal to one-month adjusted term SOFR plus either (i) 2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1).  Interest accrues on the Term B loan at an annual rate of 4.19%.  The Borrowers’ obligations under the First Merchants Credit Facilities are secured by all of the Borrowers’ real property and other assets, and are guaranteed by the Company, and the Company’s guarantee of the Borrowers’ obligations is secured by a pledge of the Company’s equity interests in certain of the Borrowers.  The revolving loan portion will expire on August 1, 2027, the Term A loan portion will mature on April 25, 2033, the Term B loan portion will mature on July 1, 2025 and the acquisition loan will permit multiple draws until October 25, 2024, at which point the outstanding principal amount will amortize, with all remaining amounts due at maturity of the acquisition loan on April 25, 2029; each of the foregoing maturities, subject to earlier termination as provided in the Credit Agreement and unless renewed or extended.

As of September 30, 2023, there were $500 of outstanding borrowings under the acquisition loan, $450 of outstanding borrowings under the revolving loan, $6,235 of outstanding borrowings under the Term A loan and $610 of outstanding borrowings under the Term B loan, with interest accruing on the acquisition loan and revolving loan at an effective interest rate of 8.18% and on the Term A loan and Term B loan at an effective interest rate of 8.18% and 4.19%, respectively.

As of September 30, 2022, there were no outstanding borrowings under the revolving loan under the Prior First Merchants Credit Agreement, $5,420 of borrowings under the term loan under the Prior First Merchants Credit Agreement, and $631 of borrowings under the mortgage loan under the Prior First Merchants Credit Agreement with interest accruing on such term loan and mortgage loan at an effective interest rate of 6.63% and 4.19%, respectively.

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at September 30, 2023 and the Prior First Merchants Credit Agreement at September 30, 2022.

Working Capital Requirements

Life Sciences and Manufacturing’s cash needs are currently met by the Term A loan, Term B loan, revolving loan and acquisition loan under the First Merchants Credit Facilities and cash on hand. As of September 30, 2023, Life Sciences and Manufacturing had $2,550 available under its $3,000 revolving loan and had $4,500 available under its $5,000 acquisition loan subject to collateral availability and $1,101 and $266 in cash, respectively. The Company believes that the current financial resources will be sufficient to finance the Life Sciences and Manufacturing segment’s operations and obligations (current and long-term liabilities) for the long and short- term. However, actual working capital needs will depend upon numerous factors, including operating results; the cost associated with growing the Life Sciences and Manufacturing segments, either organically or through acquisitions; competition; and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Life Sciences and Manufacturing’s operations will be materially negatively impacted.

Life Sciences

First Northern Bank of Dixon

Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company, entered into a Business Loan Agreement (as amended, the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”) on June 21, 2018. The First Northern Loan Agreement provided for a $2,235 term loan (the “First Northern Term Loan”) and a $750 revolving credit facility (the “First Northern Revolving Loan”).

Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (the “First Northern Solar Loan”) on November 18, 2019 and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (the “First Northern Generator Loan”) on June 19, 2020.

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

The Company was in compliance with the financial covenants defined in the First Northern Loan Agreement at April 25, 2023.

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

The Company’s subsidiaries are implementing business strategies to grow revenue and profitability for fiscal 2024 and beyond. Our Logistics strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions and a continued focus on implementing lean methodologies to contain operating expenses.

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

No indicators of impairment were identified from the date of our annual impairment test through September 30, 2023.

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

The estimated fair value of each intangible and long-lived assets is compared to its carrying amount to determine if impairment exists. If the carrying amount of a intangibles and long-lived assets exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the intangibles and long-lived assets. No indicators of impairment of our intangibles and long-lived assets were identified from the date of our annual impairment test through September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023, and based on their evaluation, has concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have performed an evaluation of the effectiveness of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Commission. Based on this assessment, management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The current executive officers and directors of the Company are as follows:

Name	Age	Position
Darren C. Seirer	49	Board Chairman, President and Chief Executive Officer
John Eidinger	43	Board Vice Chairman
Gerard van Kesteren	74	Director, Chair of Audit Committee
Karen Miller Ryan	59	Director, Chair of Compensation Committee
Gregory J. Melsen	71	Director, Chair of Nominating and Corporate Governance Committee
John J. Gonzalez, II	73	Director, Senior Advisor for Mergers and Acquisitions
Gregory B. Graves	63	Director
Vincent A. Verde	61	Principal Financial Officer, Treasurer and Secretary

Darren C. Seirer has served as Board Chairman, President and Chief Executive Officer  of the Company since January 1, 2023. Mr. Seirer has been a private investor since 2019 and he has served as an advisor to the Company since 2021. Mr. Seirer was previously at Select Equity Group, L.P. from 1993 to 2019.  Mr. Seirer has served as a director of Rubicon Technology, an investment of the Company.  Mr. Seirer is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in financial services and mergers and acquisitions.

John Eidinger has served as Vice Chairman of the Board since January 1, 2023.  Since 2019, Mr. Eidinger has advised and assisted the Company in business development.  Previously, Mr. Eidinger was a private investor.  From 2011 until 2017, Mr. Eidinger was an associate portfolio manager from Select Equity Group, L.P. Mr. Eidinger is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in financial services and mergers and acquisitions.

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

John J. Gonzalez, II has served as a Director of Janel since June 2016. Prior to that, he was a Senior Managing Director of Janel Group, following the August 2014 purchase by the Company of Alpha International and President Container Lines (“Alpha/PCL”), which he co-founded in 1979. Mr. Gonzalez has been involved in the transportation business since 1969. Mr. Gonzalez is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in the freight forwarding and logistics industry and also serves as a senior advisor to the Company.

Gregory J. Melsen has served as a Director of Janel since January 2018. Mr. Melsen has over 45 years of business experience, primarily in the accounting and finance areas. He has served as Chief Financial Officer at a number of companies including Techne Corporation (now Bio-Techne Corporation), a holding company for biotechnology and clinic diagnostic brands. He also has 19 years of public accounting experience, including nine years as partner at Deloitte. Mr. Melsen is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in accounting and finance. Mr. Melsen serves as Chair of the Nominating and Corporate Governance Committee.

Karen Miller Ryan, also known professionally as Karen Padgett, has served as a Director of Janel since October 2021. Prior to that, she served as Vice President of Global Marketing and Vice President of the Antibody Business Unit of Bio-Techne, a public global life science business from 2014 until 2019. From 1996 until 2014, Ms. Miller Ryan was the founder and Chief Executive Officer of Novus Biologicals, a private research reagent company, which she successfully grew until its sale to Bio-Techne. Ms. Miller Ryan is well qualified to serve as a member of the Company’s board of directors based on her extensive life science and executive leadership experience. Ms. Miller Ryan serves as chair of the Compensation Committee.

Gregory B. Graves, has served as a Director of Janel since May 31, 2023. Mr. Graves served as Executive Vice President and Chief Financial Officer and Treasurer of Entegris, Inc. (“Entegris”), a company focused on specialty chemicals and advanced materials solutions, from July 2008 to May 15, 2023. Mr. Graves has served as a director of Laird Superfood, Inc. (a plant-based food company) since September 2018, and was a member of the board of directors of Plug Power Inc. (an energy solutions provider) from May 2017 to June 2019. In 2022, Mr. Graves joined the board of directors of Skywater Technologies, Inc., a semiconductor manufacturer. Mr. Graves is well-qualified to serve as a member of the Company’s board of directors based on his extensive experience in accounting and finance.

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

Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s common stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended September 30, 2023.

Board of Directors

During the fiscal year ended September 30, 2023, the board of directors met eleven times. No incumbent director attended fewer than 75% of the aggregate of the total number of meetings of the board of directors of the Company and the total number of meetings held by all board committees in which that director served.

Committees.

The Company’s Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Company’s board of directors and is available on its website located at www.janelcorp.com.

Audit Committee.

The Company’s audit committee (“Audit Committee”) oversees its corporate accounting and financial reporting process. The Audit Committee consists of Mr. van Kesteren as the chair, Mr. Gonzalez, Mr. Melsen, Mr. Graves and Ms. Miller Ryan. The Audit Committee met four times during fiscal 2023. The Audit Committee has the following responsibilities, among others, as set forth in the Audit Committee charter:

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

The board of directors of the Company has determined that Messrs. Gonzalez, Graves, Melsen and van Kesteren and Ms. Miller Ryan meet the definition of independent directors under the Company’s criteria. The board of directors of the Company has also determined that Ms. Miller Ryan, Mr. Graves and Mr. Melsen meet the Company’s independence criteria for audit committee membership, which is based on the Nasdaq rules regarding audit committee independence. The board of directors of the Company, however, has determined that Mr. van Kesteren does not meet the Company’s independence criteria for audit committee membership, as he received an annual $40,000 consulting fee during the fiscal year 2023 for services rendered to the Company’s Logistics segment. The board of directors of the Company has also determined that Mr. Gonzalez does not meet the Company’s independence criteria for audit committee membership, as he received an annual $90,000 consulting fee and cost of health insurance of $19,000 during the fiscal year 2023 for services rendered to the Company’s Logistics segment. The Company’s board of directors designated Gerard van Kesteren as an audit committee financial expert considering his experience as Chief Financial Officer of Kuehne + Nagel Group. The Company’s board of directors has determined each of Messrs. Graves, Melsen and van Kesteren to be an audit committee financial expert based on their respective experiences.

Compensation Committee

The Company’s compensation committee (the “Compensation Committee”) formulates, reviews and recommends compensation policies that are consistent with Janel’s established compensation philosophy and that will enable it to attract and retain high-quality leadership.

The Compensation Committee met four times during fiscal 2023. The Compensation Committee has the following responsibilities, among others, as set forth in the Compensation Committee’s charter:

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

The Company’s Compensation Committee consists of Ms. Miller Ryan as the chair and Messrs. Gonzalez, Graves, Melsen and van Kesteren.  The Company’s board of directors has determined that Ms. Miller Ryan and Messrs. Gonzalez, Graves, Melsen and van Kesteren are independent members of the Compensation Committee.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) is responsible for developing and implementing policies and procedures that are intended to assure that Janel’s board of directors and the boards of directors (or equivalent) of its subsidiaries will be appropriately constituted and organized to meet its fiduciary obligations to the Company and its stockholders on an ongoing basis. The Nominating and Corporate Governance Committee met four times during fiscal 2023. Among other matters, the Nominating and Corporate Governance Committee is responsible for the following, as set forth in the Nominating and Corporate Governance Committee’s charter:

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

Independence of Directors

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, is not at this time required to have a board of directors comprised of a majority of independent directors. Pursuant to Item 407(a) of Regulation S-K, however, Janel must disclose each director that is independent under the independence standards of either the New York Stock Exchange or Nasdaq, as selected by Janel. The Company has elected to use the independence standards prescribed under Nasdaq Rule 5605(a)(2), which defines an “independent director” as a person who does not have any relationship with the Company which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based on the applicable criteria, the Company’s board of directors has determined that Messrs. Seirer and Eidinger are not independent by virtue of the fact that they are Executive Officers of the Company.

The board of directors has determined that Messrs. Gonzalez, Graves, Melsen, and van Kesteren and Ms. Miller Ryan are independent directors.

Director Compensation

The following table summarizes the compensation paid to the Company’s non-executive directors for their services during the Company’s fiscal year ended September 30, 2023 (actual dollar amounts):

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	All Other Compensation		Total
Gerard van Kesteren	$50,000	$103,100	$40,000	(3)	$193,100
Karen Miller Ryan	$50,000	$103,100	$—		$153,100
Gregory J. Melsen	$50,000	$103,100	$—		$153,100
John J. Gonzalez	$40,000	$103,100	$109,000	(4)	$252,100
Gregory B. Graves	$13,333	$—	$—	(5)	$13,333
Brendan Killackey(6)	$—	$—	$447,885		$447,885

(1)	Compensation is paid on a monthly basis.
(2)
The aggregate number of options outstanding as of September 30, 2023, for each director was as follows: Gerard van Kesteren – 7,499, John J. Gonzalez II – 7,499, Gregory J. Melsen – 14,375, and Karen Miller Ryan – 5,000.

(3)	Represents compensation paid to Mr. van Kesteren in connection with his consulting arrangement.
(4)	Represents compensation paid to Mr. Gonzalez in connection with his consulting arrangement and payment of medical insurance premiums.
(5)	Represents compensation paid to Mr. Graves in connection with his board of directors fee since being appointed effective May 31, 2023.
(6)	Director through January 1, 2023.Directors who also serve as executive officers of the Company do not receive additional compensation for their board service.

Pursuant to the Company’s non-employee director compensation policy, for the fiscal year 2023 non-employee directors received a retainer at an annual rate of $40,000, payable on a monthly basis, and 2,500 options, pursuant to the Amended and Restated Janel Corporation 2017 Equity Incentive Plan or such other equity plan that the Company may adopt from time to time. Directors who also serve as executive officers of the Company do not receive additional compensation for their board service.

Committee chairs receive an additional retainer at an annual rate of $10,000. According to the non-employee director compensation policy, non-employee directors will be reimbursed for their reasonable travel and other expenses incurred to attend board of directors or board committee meetings.

Employment Arrangements

The Company has no active employment agreements with any of its officers or directors.

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

Leadership Structure and Risk Oversight

While the board of directors believes that there are various structures that can provide successful leadership to the Company, the Company’s executive functions are carried out by Mr. Seirer, the Company’s President and Chief Executive Officer, who also serves as chair of the Company’s board of directors and, together with the other directors, brings experience, oversight and expertise to the management of the Company.

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

Introduction
(actual dollar amounts)

The following table provides summary information concerning compensation paid or accrued by us to our Chief Executive Officer and President, Vice Chairman, our former Chief Executive Officer and President, and our Principal Financial Officer, Treasurer and Secretary. We refer to these individuals collectively as the “named executive officers”.

Summary Compensation Table

The following table sets forth information regarding the total compensation awarded to, paid to or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2023 and 2022 (actual dollar amounts):

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	All Other Comp. ($)		Total ($)
Darren C. Seirer, Chief Executive Officer and President	2023	100,000	—	751	(1)	100,751
Dominique Schulte, Chief Executive Officer and President	2023	100,000	—	24,821	(2)	124,821
	2022	50,000	—	16,478		66,478
John Eidinger, Vice Chairman	2023	144,000	—	—		144,000
Vincent A. Verde, Principal Financial Officer, Treasurer and Secretary	2023	215,000	208,355	35,494	(3)	458,849
	2022	215,000	80,936	27,606		323,542

(1)	Amounts reported under all other compensation for the fiscal year ended September 30, 2023 include $751 of 401(k) contributions paid on behalf of Mr. Seirer for the fiscal year ended 2023.
(2)
Ms. Schulte served as Chief Executive Officer and President and as a Director through January 1, 2023. Amounts reported under all other compensation for the fiscal year ended September 30, 2023, include $23,319 of medical insurance premiums and $1,502 of 401(k) contributions paid for the fiscal year ended 2023.

(3)
Amounts reported under the “Bonus” column for fiscal year ended September 30, 2023 include a discretionary bonus $177,778 related to fiscal year 2022 performance.  Amounts reported under all other compensation for fiscal year ended September 30, 2023 include $27,740 of medical insurance premiums and $7,754 of 401(k) contributions paid on behalf of Mr. Verde for the fiscal year ended 2023.

Long-Term Incentive Plan Awards

While the Company has adopted the Amended and Restated 2017 Equity Incentive Plan pursuant to which certain stock awards may be granted to the Company’s directors, officers, employees and consultants, our current intent is to utilize this plan only to make annual equity awards to the Company’s non-employee directors.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the fiscal years ended September 30, 2023 and 2022 were approximately $535,200 and $379,000, respectively.

The administrative expense charged to operations for the fiscal years ended September 30, 2023 and 2022 aggregated approximately $65,600 and $64,000, respectively.

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

Outstanding Equity Awards at September 30, 2023

None of our named executive officers had any outstanding stock awards at September 30, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2023. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of shares of common stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons or entities known to the Company to be the beneficial owners of 5% or more of the outstanding shares of the Company’s common stock as of September 30, 2023.

Name and address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Oaxaca Group L.L.C. (2)	485,302	40.9%
John Eidinger	186,704	15.7%
John J. Gonzalez, II (3)	108,236	9.1%
van Kesteren Foundation (4)	81,915	6.9%

(1)	The address of each person and entity included in this table is 80 Eighth Avenue, New York, NY 10011, except for the van Kesteren Foundation which is Seestrasse 39, 8846 Willerzell, Switzerland.
(2)	These shares are held by Oaxaca Group L.L.C. Ms. Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.
(3)	Includes 1,666 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2023.
(4)
Mr. van Kesteren, a director of the Company, and his wife are members of the board of directors of the van Kesteren Foundation.  Mr. van Kesteren disclaims beneficial ownership of the shares of the Company’s common stock held by the van Kesteren Foundation.

Directors and Executive Officers

The following table sets forth information with respect to the beneficial ownership of the shares of common stock as of September 30, 2023 by each “named executive officer”, each current director and each nominee for election as a director and all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Dominique Schulte (1)	485,302	40.9%
John Eidinger	186,704	15.7%
John J. Gonzalez, II (2)	108,236	9.1%
Gerard van Kesteren (2)	19,166	1.6%
Gregory J. Melsen (2)	11,042	*
Karen Miller Ryan (3)	6,111	*
Gregory B. Graves	1,200	*
Vincent A. Verde	665	*
Darren C. Seirer (4)	—	*
All directors and executive officers as a group	333,124	26.4%

(1)	These shares are held by Oaxaca Group L.L.C. Ms. Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.
(2)	Includes 1,666 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2023.
(3)	Includes 833 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2023.
(4)	Does not include shares beneficially owned by Dominique Schulte, Mr. Seirer’s spouse, which are referenced above and for which Mr. Seirer disclaims beneficial ownership.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2023, with respect to all compensation arrangements maintained by the Company under which shares of common stock may be issued:

	Column A	Column B	Column C
Plan Category: Equity Compensation plans not approved by security holders:	Number of securities to be issued, upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2013 Non-Qualified Stock Option Plan (1)	6,621	$5.49	35,701
Amended and Restated 2017 Equity Incentive Plan (2)	34,372	$25.81	69,753
Total	40,993	$22.53	105,454

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

Related Party Transactions
(actual dollar amounts)

We are not aware of any transactions since October 1, 2022 or any proposed transactions in which the Company was a party where the amount involved exceeded the lesser of 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and $120,000, and in which a director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
(actual dollar amounts)

The following reflects the fees of Prager Metis CPAs, LLC, the Company’s sole independent public accountant, for the audit of our financial statements for the fiscal years ended September 30, 2023 and 2022, and fees billed for other services provided by Prager Metis during those periods.

	Year End September 30,
Fee Category	2023	2022
Audit Fees	$338,750	$377,050
Audit-Related Fees	50,195	92,000
Tax Fees	55,495	71,768
Total Fees	$444,440	$540,818

Audit Fees

Audit fees include fees paid and accrued for professional services rendered by Prager Metis CPA’s for 2023 and 2022, fees for the audits of our financial statements included in our Annual Report on Form 10-K for 2023 and 2022, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. Audit fees also include comfort letter fees for 2022.

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

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2022 filed December 9, 2022)
† 10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)
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
10.9
Commercial Guaranty, dated June 14, 2018, from Janel Corporation (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 27, 2018)

10.10
Amendment No. 1 to Credit Agreement, effective as of August 30, 2019, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 6, 2019)

10.11
Term Loan Promissory Note, effective as of August 30, 2019, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2019)

10.12
Revolving Loan Promissory Note, effective as of August 30, 2019, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2019)

10.13
Pledge Agreement, effective as of August 30, 2019, by Janel Corporation to First Merchants Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 6, 2019)

† 10.14
Consulting Agreement, dated February 26, 2017, between Janel Corporation and John J. Gonzalez, II (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended September 30, 2018, filed on July 26, 2019)

† 10.15
Consulting Agreement, dated September 28, 2016, between Janel Corporation and Gerard van Kesteren (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended September 30, 2018, filed on July 26, 2019)

10.16
Amendment No. 2 to Credit Agreement effective as of July 1, 2020, by and between Indco Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020)

10.17
Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, a Texas limited liability company, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as loan party obligors dated September 21, 2021 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021)

10.18
First Amendment to Amended and Restated Loan and Security Agreement between (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.19
Consent, Waiver and Second Amendment to Amended and Restated Loan Agreement, dated as of July 13, 2022, by and among Santander Bank, N.A., Janel Group, Inc., Expedited Logistics and Freight Services, LLC, ELFS Brokerage LLC, Janel Corporation and Expedited Logistics and Freight Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 13, 2022)

10.20
Form letter purchase agreement, dated March 31, 2022, between the Company and holders of Series C Stock (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.21
Amended and Restated 2017 Janel Corporation Equity Incentive Plan dated September 21, 2021 (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021)

10.22	Subscription Agreement for sale of Series C Preferred Stock dated as of September 30, 2021 between Janel Corporation and Oaxaca Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021)
10.23	Amendment No. 3 to Credit Agreement effective as of August 1, 2022 entered into by and among Indco, Inc., and First Merchants Bank (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022)
10.24	Third Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, a Texas limited liability company, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as loan party obligors dated January 30, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022)
10.25	Amended and Restated Credit Agreement, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., Phosphosolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, Stephen Hall PhD LTD, Immunobioscience Corp., (collectively as borrowers), and each individually, a “Borrower”), and First Merchants Bank dated April 25, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
10.26	Fourth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors dated April 25, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
10.27
Fifth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC,  as loan party obligors dated August 22, 2023 (filed herewith).

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
101
Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2023 and September 30, 2022, (ii) Consolidated Statements of Operations for the years ended September 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements (filed herewith)

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

JANEL CORPORATION (Registrant)

Date: December 8, 2023	By:	/s/ Darren C. Seirer
Darren C. Seirer

Director, Board Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2023	By:	/s/ Vincent A. Verde
Vincent A. Verde

Principal Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darren C. Seirer	Director, Board Chairman, President and Chief Executive Officer	December 8, 2023
Darren C. Seirer

/s/ John Eidinger	Director, Board Vice Chairman	December 8, 2023
John Eidinger

/s/ Vincent A. Verde	Principal Financial Officer, Treasurer and Secretary	December 8, 2023
Vincent A. Verde

/s/ John J. Gonzalez, II	Director	December 8, 2023
John J. Gonzalez, II

/s/ Gregory J. Melsen	Director	December 8, 2023
Gregory J. Melsen

/s/ Karen Miller Ryan	Director	December 8, 2023
Karen Miller Ryan

/s/ Gerard van Kesteren	Director	December 8, 2023
Gerard van Kesteren

/s/ Gregory B. Graves	Director	December 8, 2023
Gregory B. Graves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of
Directors of Janel Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2023 and 2022, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2023 and 2022, and the results of its operations, stockholders’ equity and its cash flows for the years ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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
December 8, 2023

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2023	2022
ASSETS
Current Assets:
Cash	$2,461	$6,591
Accounts receivable, net of allowance for doubtful accounts	27,518	57,077
Inventory, net	4,850	4,802
Prepaid expenses and other current assets	4,459	3,423
Total current assets	39,288	71,893
Property and Equipment, net	4,922	5,044
Other Assets:
Intangible assets, net	22,204	22,420
Goodwill	20,317	18,622
Investment in Rubicon at fair value	1,573	2,371
Operating lease right of use asset	7,460	5,660
Security deposits and other long-term assets	1,070	522
Total other assets	52,624	49,595
Total assets	$96,834	$126,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$19,709	$26,396
Accounts payable - trade	25,447	44,960
Accrued expenses and other current liabilities	6,337	7,194
Dividends payable	2,029	1,745
Current portion of earnout	592	1,664
Current portion of long-term debt	715	639
Current portion of deferred acquisition payments	—	188
Current portion of subordinated promissory note-related party	1,988	425
Current portion of operating lease liabilities	2,020	1,825
Total current liabilities	58,837	85,036
Other Liabilities:
Long-term debt	5,784	7,519
Long-term portion of earnout	1,738	2,916
Subordinated promissory notes-related party	3,424	5,382
Mandatorily redeemable non-controlling interest	565	430
Deferred income taxes	1,341	2,541
Long-term operating lease liabilities	5,689	4,001
Other liabilities	483	380
Total other liabilities	19,024	23,169
Total liabilities	77,861	108,205
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at September 30, 2023 and September 30, 2022, liquidation value of $7,713 and $7,429 at September 30, 2023 and September 30, 2022, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued, and 1,186,354 outstanding as of September 30, 2023 and September 30, 2022, respectively	1	1
Paid-in capital	17,107	17,184
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	2,105	1,382
Total stockholders’ equity	18,973	18,327
Total liabilities and stockholders’ equity	$96,834	$126,532

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	2023	2022
Revenues	$186,449	$316,863
Forwarding expenses and cost of revenues	130,777	250,666
Gross profit	55,672	66,197
Cost and Expenses:
Selling, general and administrative	50,975	54,723
Amortization of intangible assets	2,098	1,976
Total Costs and Expenses	53,073	56,699
Income from Operations	2,599	9,498
Other Items:
Interest expense	(1,998)	(1,276)
Fair value adjustments to Rubicon investment (net of dividends)	(798)	(7,601)
Change in fair value of earnout	857	(980)
Change in fair value of mandatorily redeemable non-controlling interest	(135)	411
Income Before Income Taxes	525	52
Income tax benefit (expense)	198	(2,190)
Net Income (Loss)	723	(2,138)
Preferred stock dividends	(284)	(586)
Non-controlling interest dividends	—	(404)
Net Income (Loss) Available to Common Stockholders	$439	$(3,128)
Net income (loss) per share:
Basic	$0.61	$(2.07)
Diluted	$0.60	$(2.07)
Net income (loss) per share attributable to common stockholders:
Basic	$0.37	$(3.03)
Diluted	$0.36	$(3.03)
Weighted average number of shares outstanding:
Basic	1,186.4	1,030.8
Diluted	1,206.2	1,030.8

The accompanying notes are an integral part of these consolidated financial statements.

 JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNING	TOTAL EQUITY
	Shares	$	Shares	$	$	Shares	$	$	$
Balance - September 30, 2021	20,991	$—	962,207	$1	$14,838	20,000	$(240)	$3,520	$18,119
Net (Loss)	—	—	—	—	—	—	—	(2,138)	(2,138)
Dividends to preferred stockholders	—	—	—	—	(586)	—	—	—	(586)
Dividends to non-controlling interest	—	—	—	—	(404)	—	—	—	(404)
Preferred C shares purchases	(4,687)	—	—	—	(1,731)	—	—	—	(1,731)
Preferred C shares converted	(4,905)	—	65,205	—	—	—	—	—	—
Preferred B shares converted	(31)	—	306	—	—	—	—	—	—
Common Stock issued in private placement	—	—	88,888	—	4,000	—	—	—	4,000
Stock based compensation	—	—	15,000	—	790	—	—	—	790
Stock option exercise	—	—	74,748	—	277	—	—	—	277
Balance - September 30, 2022	11,368	$—	1,206,354	$1	$17,184	20,000	$(240)	$1,382	$18,327
Net Income	—	—	—	—	—	—	—	723	723
Dividends to preferred stockholders	—	—	—	—	(284)	—	—	—	(284)
Stock based compensation	—	—	—	—	207	—	—	—	207
Balance - September 30, 2023	11,368	$—	1,206,354	$1	$17,107	20,000	$(240)	$2,105	$18,973

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$723	$(2,138)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible accounts, net of recoveries	(100)	1,142
Depreciation	508	484
Deferred income provision	(1,200)	242
Amortization of intangible assets	2,098	1,976
Amortization of acquired inventory valuation	425	492
Amortization of loan costs	89	9
Stock based compensation	231	832
Unrealized loss on fair value adjustment to Rubicon investment (net of dividend)	798	7,601
Change in fair value of earnout	(857)	980
Change in fair value of mandatorily redeemable noncontrolling interest	135	(353)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	29,799	(5,874)
Inventory	34	(1,503)
Prepaid expenses and other current assets	(1,036)	(421)
Security deposits and other long-term assets	(48)	55
Accounts payable and accrued expenses	(20,396)	8,546
Other liabilities	185	37
Net cash provided by operating activities	11,388	12,107
Cash Flows from Investing Activities:
Acquisition of property and equipment, net of disposals	(360)	(551)
Investment in Rubicon (net of dividend)	—	(9,972)
Acquisitions	(4,447)	(946)
Earnout payment	(1,693)	—
Net cash used in investing activities	(6,500)	(11,469)
Cash Flows from Financing Activities:
Dividends paid to preferred stockholders	—	(657)
Dividends paid to minority shareholders	—	(404)
Repayments borrowings of term loan	(1,748)	2,538
Proceeds from stock option exercise	—	277
Line of credit (payments)	(6,687)	(3,241)
Repurchase of Series C Preferred Stock	—	(2,343)
Proceeds from Private Placement	—	4,000
Repayment of subordinated promissory note-related party	(583)	(451)
Net cash (used in) financing activities	(9,018)	(281)
Net (decrease) increase in cash	(4,130)	357
Cash at beginning of the period	6,591	6,234
Cash at end of period	2,461	6,591
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,862	$882
Income taxes	$1,393	$1,883
Non-cash investing activities:
Contingent earnout acquisition	$300	$—
Due to former owner	455	250
Non-cash financing activities:
Dividends declared to preferred stockholders	$284	$586

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel Corporation (“Janel” or the “Company”) is a holding company with subsidiaries in three business segments: Logistics, Life Sciences and Manufacturing. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel’s capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

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

On March 2, 2023, the Company completed a business combination whereby it acquired all of the outstanding stock of Stephen Hall, PhD Ltd., which we include in our Life Sciences segment. The acquisition of Stephen Hall, PhD Ltd., was completed to expand our product offering in our Life Sciences segment.

On November 1, 2022, the Company completed a business combination whereby it acquired all of the outstanding stock of ImmunoBioScience Corporation, which we include in our Life Sciences segment. The acquisition of ImmunoBioScience Corporation was completed to expand our product offering in our Life Sciences segment.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Rubicon Purchase Agreement”). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represent 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The Company owned approximately 46.6% of Rubicon’s issued and outstanding shares of common stock as of September 30, 2023.

Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems.The purpose of our investment in Rubicon is for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Indco, of which Janel owns 90.2%, with a non-controlling interest held by existing Indco management. The Indco non-controlling interest is mandatorily redeemable and is recorded as a liability. All intercompany transactions and balances have been eliminated in consolidation.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. Recoveries of previously written off accounts receivables are charged back to the allowance for doubtful accounts. The allowance for doubtful accounts as of September 30, 2023 and September 30, 2022 was $1,255 and $1,547, respectively.

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

During the fourth quarter of 2021, we changed the date of our annual impairment test of goodwill and indefinite-lived intangible assets from September 30 to July 1. The change in the impairment test date lessens resource constraints that exist in connection with the Company’s year-end close and financial reporting process and provide for additional time to complete the required impairment testing. This change did not represent a material change to our method of applying an accounting principle, and therefore does not delay, accelerate or avoid an impairment charge.

The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2023 and 2022.
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

The Company concluded that the fair value of intangibles and long-lived assets were not deemed to be impaired as of September 30, 2023 and 2022.

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

See Notes 16 and 17 for further information about the Company’s investment in Rubicon’s equity securities accounted for under the fair value option.

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

In the Logistics segment, the Company disaggregates its revenues by its five primary service categories: ocean freight, trucking, air freight, custom brokerage and other. A summary of the Company’s revenues disaggregated by major service lines for the fiscal year ended September 30, 2023 and 2022 was as follows:

	Year Ended September 30,
Service Type	2023	2022
Trucking	$80,364	$95,333
Ocean freight	42,047	123,989
Air freight	23,095	48,312
Other	11,675	15,191
Custom brokerage	8,871	12,518
Total	$166,052	$295,343

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

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holders. The Company is required to purchase 20% per year of the mandatorily redeemable non-controlling interest at the option of the holders beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. As of September 30, 2023, the holders had not exercised their redemption rights.

On December 13, 2021, two minority owners of Indco exercised 7,000 and 3,372 options to purchase Indco’s common stock at an exercise price of $6.48 and $12.07 for an aggregate purchase price of $45 and $41, respectively. Indco issued related party promissory notes in the amount of $45 and $41, respectively, which bear interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2024. On November 30, 2020, a minority owner of Indco exercised 7,000 options to purchase Indco’s common stock at an exercise price of $6.48 for an aggregate purchase price of $45. These notes are included in security deposits and other long-term assets. The fair value of the shares issued of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. As a result of the exercise of options to purchase Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 9.8% as of  each of September 30, 2023 and 2022.

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

For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal year ended September 30, 2023 amounted to $372.

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

Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). In December 2022, the FASB issued ASU 2022-06 to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of September 30, 2023, we continue to monitor our contracts and transactions for potential application of these ASUs.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This standard became effective for us in the first quarter of fiscal year 2023. The new standard is required to be applied using a cumulative-effect transition method. The adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard became effective for us in the first quarter of fiscal 2023. The new standard is required to be applied using a cumulative-effect transition method. The adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares (the “Acquired Shares”) of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Acquired Shares represented 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. Due to share repurchases effectuated by Rubicon, the Company owned approximately 46.6% of Rubicon’s issued and outstanding shares of common stock as of September 30, 2023.

Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems.

3.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows (in thousands):

	September 30,
	2023	2022	Life
Building and improvements	$3,064	$3,076	12-30 years
Land and improvements	1,385	1,385	Indefinite
Furniture and Fixture	373	298	3-7 years
Computer Equipment	988	907	3-5 years
Machinery & Equipment	1,454	1,357	3-15 years
Leasehold Improvements	270	137	3-5 years
	7,534	7,160
Less Accumulated Amortization	(2,612)	(2,116)
	$4,922	$5,044

Depreciation expense for the fiscal year ended September 30, 2023 and 2022 was $508 and $484, respectively.

4.	INVENTORY

Inventories consisted of the following (in thousands):

	Year End September 30,
	2023	2022
Finished goods	$2,095	$1,823
Work-in-process	969	763
Raw materials	1,811	2,260
Gross inventory	4,875	4,846
Less – reserve for inventory valuation	(25)	(44)
	$4,850	$4,802

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	September 30,
	2023	2022	Life
Customer relationships	$25,238	$23,625	15-24 Years
Trademarks/names	4,559	4,539	1-20 Years
Trademarks/names	521	521	Indefinite
Other	1,429	1,180	2-22 Years
	31,747	29,865
Less: Accumulated Amortization	(9,543)	(7,445)
	$22,204	$22,420

The composition of the intangible assets balance at September 30, 2023 and 2022 is as follows (in thousands):

	September 30,
	2023	2022
Logistics	$18,174	$18,174
Life Sciences	5,873	3,991
Manufacturing	7,700	7,700
	31,747	29,865
Less: Accumulated Amoritzation	(9,543)	(7,445)
	$22,204	$22,420

Amortization expense of intangible assets for the year ended September 30, 2023 and 2022 was $2,098 and $1,976, respectively.

The future amortization of these intangible assets is expected to be as follows (in thousands):

Fiscal Year 2024	$2,092
Fiscal Year 2025	2,089
Fiscal Year 2026	2,088
Fiscal Year 2027	2,069
Fiscal Year 2028	2,069
Thereafter	11,276
$21,683

6.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Logistics, Life Sciences and Manufacturing businesses.

The composition of the goodwill balance at September 30, 2023 and 2022 is as follows (in thousands):

	September 30,
	2023	2022
Logistics	$9,175	$9,175
Life Sciences	6,096	4,401
Manufacturing	5,046	5,046
	$20,317	$18,622

7.	NOTES PAYABLE - BANKS

(A)	Santander Bank Facility

The wholly-owned subsidiaries that comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, have a Loan and Security Agreement (as amended, the “Santander Loan Agreement”) with Santander with respect to a revolving line of credit facility (the “Santander Facility”).The Santander Loan Agreement was amended on March 31, 2022 to provide for, among other changes, the following: (i) the maximum revolving facility amount available was increased from $30,000 to $31,500 (limited to 85% of the borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement); (ii) the LIBOR basis on which interest under the Santander Loan Agreement was calculated under certain circumstances was changed to the Secured Overnight Financing Rate (“SOFR”) and interest on the Santander Facility accrues at an annual rate equal to the one-month SOFR plus 2.75%; (iii) a one-time increase from $1,000 to $3,000 in the amount the Company was permitted to distribute to holders of the Company’s Series C Preferred Stock if specified conditions are met; and (iv) the amount of indebtedness of the Company’s Antibodies Incorporated subsidiary that the Company was permitted to guaranty was increased from $2,920 to $5,000.

On July 13, 2022, the Santander Loan Agreement was further amended by a Consent, Waiver and Second Amendment (the “Second Santander Amendment”) to (i) increase the maximum revolving facility amount available to $35,000 (limited to 85% of the Janel Group Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement) and (ii) provide for a new bridge term loan to the Company in the principal amount of up to $12,000 (the “Bridge Facility”) to be funded in connection with the acquisition (the “Rubicon Transaction”) by the Company of up to 45% of the outstanding shares of Rubicon Technology, Inc. (“Rubicon”). The Bridge Facility was drawn on August 18, 2022 and matured on the earlier to occur of (i) twenty (20) business days following the funding of the Bridge Facility and (ii) the date of funding of the dividend to be paid by Rubicon in connection with the Rubicon Transaction. The Company repaid the Bridge Facility in full on August 30, 2022. The Second Santander Amendment also contained a one-time waiver and consent to (a) the consummation of the Rubicon Transaction, and (b) a dividend of $2,500 to be paid by Janel Group, Inc. (the Janel Group”) to the Company.

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

On April 25, 2023, in connection with an amendment to the Credit Agreement entered into with First Merchants Bank (“First Merchant”) as described further below, we entered into the Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Santander Amendment”).  The Fourth Santander Amendment (i) included modifications to address the amendments made to the First Merchants Credit Facilities (as defined below) and the consolidation of the debt thereunder and (ii) terminated the subordination agreement relating to the Company’s guarantee of the First Merchants Credit Facilities.

On August 22, 2023, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (the “Fifth Santander Amendment”).  The Fifth Santander Amendment permitted certain unsecured guaranties by the Company in the ordinary course of business guarantying obligations of subsidiaries in an aggregate amount not to exceed $4,000 and related modifications to certain negative covenants.

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

At September 30, 2023, outstanding borrowings under the Santander Facility were $18,759, representing 53.6% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.60%.

At September 30, 2022, outstanding borrowings under the Santander Facility were $26,396, representing 75.4% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 5.79%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both September 30, 2023 and September 30, 2022.

(B)	First Merchants Bank Credit Facility

On February 29, 2016, Indco entered into a Credit Agreement (as amended, the “Prior First Merchants Credit Agreement”) with First Merchants, which was subsequently amended on August 30, 2019 and July 1, 2020.

On August 1, 2022, Indco and First Merchants entered into Amendment No. 3 to the Prior First Merchants Credit Agreement, modifying the terms of Indco’s credit facilities. Under the revised terms, the credit facilities consisted of a $5,500 term loan, a $1,000 (limited to the borrowing base and reserves) revolving loan, and the continuation of a mortgage loan in the original principal amount of $680 (collectively, the “Prior First Merchants Facility”). Interest accrued on the term loan at an annual rate equal to one-month adjusted term SOFR plus either 2.75% (if Indco’s total funded debt to EBITDA ratio was less than 2:1), or 3.5% (if Indco’s total funded debt to EBITDA ratio was greater than or equal to 2:1). Interest accrued on the revolving loan at an annual rate equal to one-month adjusted term SOFR plus 2.75%. Interest accrued on the mortgage loan at an annual rate of 4.19%. Indco’s obligations under the Prior First Merchants Credit Facility were secured by all of Indco’s real property and other assets, and are guaranteed by Janel, and Janel’s guarantee of Indco’s obligations was secured by a pledge of Janel’s Indco shares.

On April 25, 2023, Indco and certain other Subsidiaries of the Company that are part of the Life Science and Manufacturing segments (together with Indco, the “Borrowers” and each, a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with First Merchants.  The Credit Agreement constitutes an amendment and restatement of  the Prior First Merchants Credit Agreement.  The credit facilities provided under the Credit Agreement (the “First Merchants Credit Facilities”) consist of a $3,000 revolving loan (limited to the borrowing base and reserves), a $5,000 acquisition loan, a $6,905 Term A loan and a $620 Term B loan as a continuation of the mortgage loan under the Prior First Merchants Credit Agreement.  Interest accrues on the outstanding revolving loan, Term A loan and acquisition loan at an annual rate equal to one-month adjusted term SOFR plus either (i) 2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1.00) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1.00).  Interest accrues on the Term B loan at an annual rate of 4.19%.  The Borrowers’ obligations under the First Merchants Credit Facilities are secured by all of the Borrowers’ real property and other assets, and are guaranteed by the Company, and the Company’s guarantee of the Borrowers’ obligations is secured by a pledge of the Company’s equity interests in certain of the Borrowers.  The revolving loan portion will expire on August 1, 2027, the Term A loan portion will mature on April 25, 2033, the Term B loan portion will mature on July 1, 2025 and the acquisition loan will permit multiple draws until October 25, 2024, at which point the outstanding principal amount will amortize, with all remaining amounts due at maturity of the acquisition loan on April 25, 2029; each of the foregoing maturities, subject to earlier termination as provided in the Credit Agreement and unless renewed or extended.

As of September 30, 2023, there were $500 of outstanding borrowings under the acquisition loan, $450 of outstanding borrowings under the revolving loan, $6,235 of outstanding borrowings under the Term A loan and $610 of outstanding borrowings under the Term B loan, with interest accruing on the acquisition loan and revolving loan at an effective interest rate of 8.18% and on the Term A loan and Term B loan at an effective interest rate of 8.18% and 4.19%, respectively.

As of September 30, 2022, there were no outstanding borrowings under the revolving loan under the Prior First Merchants Credit Agreement, $5,420 of borrowings under the term loan under the Prior First Merchants Credit Agreement, and $631 of borrowings under the mortgage loan under the Prior First Merchants Credit Agreement with interest accruing on such term loan and mortgage loan at an effective interest rate of 6.63% and 4.19%, respectively.

Indco was in compliance with the financial covenants defined in the First Merchants Credit Agreement at September 30, 2023 and September 30, 2022.

The table below sets forth the total long term debt, net of capitalized loan fees of $349 for the First Merchants Credit Agreement (in thousands):

	September 30,
	2023	2022
Total Debt	$6,499	$6,051
Less Current Portion	(715)	(574)
Long-term Portion	$5,784	$5,477

These obligations mature as follows (in thousands):

Fiscal Year 2024	$715
Fiscal Year 2025	1,276
Fiscal Year 2026	690
Fiscal Year 2027	690
Fiscal Year 2028	691
Thereafter	2,437
$6,499

(C)	First Northern Bank of Dixon

Antibodies Incorporated (“Antibodies”), a wholly-owned subsidiary of the Company, entered into a Business Loan Agreement (as amended, the “First Northern Loan Agreement”) with First Northern Bank of Dixon (“First Northern”) on June 21, 2018. The First Northern Loan Agreement provided for a $2,235 term loan (the “First Northern Term Loan”) and a $750 revolving credit facility (the “First Northern Revolving Loan”).

Antibodies also entered into two separate business loan agreements with First Northern: a $125 term loan in connection with a potential expansion of solar generation capacity on the Antibodies property (the “First Northern Solar Loan”) on November 18, 2019 and a $60 term loan in connection with a potential expansion of generator capacity on the Antibodies property (the “First Northern Generator Loan”) on June 19, 2020.

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

The Company was in compliance with the financial covenants defined in the First Northern Loan Agreement at April 25, 2023 .

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

As of September 30, 2023, the amount outstanding under the ICT Subordinated Promissory Note was $312, of which $288 is included in the current portion of subordinated promissory notes and $24 is included in the long-term portion of subordinated promissory notes.

As of September 30, 2022, the amount outstanding under ICT Subordinated Promissory Note was $707, of which $425 is included in the current portion of subordinated promissory notes and $282 is included in the long-term portion of subordinated promissory notes.

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

As of September 30, 2023, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100, of which $1,700 is included in the current portion of subordinated promissory notes and $3,400 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2022, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100 and was included in the long-term portion of subordinated promissory notes.

	September 30,
	2023	2022
	(in thousands)
Total Subordinated Promissory Notes	$5,412	$5,807
Less Current Portion of Subordinated Promissory Notes	(1,988)	(425)
Long Term Portion of Subordinated Promissory Notes	$3,424	$5,382

These obligations mature as follows (in thousands):

Total
2024	1,988
2025	1,724
2026	1,700
$5,412

9.	STOCKHOLDERS’ EQUITY
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

Series B Convertible Preferred Stock

Shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) are convertible into shares of the Company’s Common Stock at any time on a one- share (of Series B Stock) for ten-shares (of Common Stock) basis. The Company had 31 shares of Series B Stock outstanding as of September 30, 2021. On March 31, 2022, the Company, on behalf of two holders, converted the remaining 31 shares of Series B Stock into 306 shares of the Company’s Common Stock. On March 31, 2022, the Company submitted for filing to the Nevada Secretary of State a Certificate, Amendment or Withdrawal of Designation withdrawing the Company’s Series B Convertible Preferred Stock from the Company’s Articles of Incorporation. As of September 30, 2023 and 2022, the Company had no shares of Series B Stock outstanding.

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s Board of Directors, and will increase by 1% beginning on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2023 and 2022 was 5% and 5%, respectively . In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued but unpaid dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued but unpaid dividends thereon. The liquidation value of Series C Stock was $7,713 and $7,429 as of September 30, 2023 and September 30, 2022, respectively.

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

For the fiscal year ended September 30, 2023 and 2022, the Company declared dividends on Series C Stock of $284 and $586, respectively. At September 30, 2023 and 2022, the Company had accrued dividends of $2,029 and $1,745, respectively.

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

Participants and all terms of any grant under the Amended Plan are in the discretion of the Company’s Compensation Committee.

10.	STOCK-BASED COMPENSATION
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

Total stock-based compensation for the fiscal year ended September 30, 2023 and 2022 amounted to $231 and $832, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

(A)	Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, we use the following assumptions:

•	Risk-free interest rate - We determine the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected term - We estimate the expected term of our options on the average of the vesting date and term of the option.

•	Expected volatility - We estimate expected volatility using daily historical trading data of our common stock.

•	Dividend yield - We have never paid dividends on our common stock and currently have no plans to do so; therefore, no dividend yield is applied.

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	2023	2022
Risk-free interest rate	3.98%	1.10%
Expected option term in years	5.5 - 6.5	5.5 - 6.5
Expected volatility	93.6%	100.3% - 110.3%
Dividend yield	—%	—%
Weighted average grant date fair value	$30.06 - $41.24	$17.60 - $19.07

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2022	30,993	$12.68	6.8	$1,251.45
Granted	10,000	$53.06	9.3	$—
Outstanding balance at September 30, 2023	40,993	$22.53	6.6	$482.49
Exercisable at September 30, 2023	21,831	$9.95	4.9	$399.40

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s Common Stock at September 30, 2023 of $28.25 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2023, there was approximately $338 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of two years.

Liability classified share-based awards

During the fiscal year ended September 30, 2023, there were no options granted and no options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

2022
Risk-free interest rate	1.10%
Expected option term in years	5.5 - 6.5
Expected volatility	39%
Dividend yield	—%
Grant date fair value	$5.57 - $6.66

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2022	35,607	$12.22	6.67	$175.98
Outstanding Balance at September 30, 2023	35,607	$12.22	5.76	$119.94
Exercisable on September 30, 2023	28,613	$11.40	5.30	$113.20

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at September 30, 2023 of $15.19 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $334 and $311 as of September 30, 2023 and September 30, 2022, respectively, and is included in other liabilities in the condensed consolidated financial statement.The compensation cost related to these options was approximately $23 and $42 for the fiscal years ended September 30, 2023 and September 30, 2022, respectively, and is included in other liabilities in the consolidated financial statement.The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

As a result of previous  option exercise and stock repurchase activity, the mandatorily redeemable non-controlling interest percentage was 9.8% as of each of September 30, 2023 and 2022.

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

As of September 30, 2023, there was approximately $16 of total unrecognized compensation expense related to the unvested Indco stock options. This expense is expected to be recognized over a weighted average period of  two years.

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

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the fiscal years ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Year Ended September 30,
	2023	2022
Income (Loss):
Net income (loss)	$723	$(2,138)
Preferred stock dividends	(284)	(586)
Non-controlling interest dividends	—	(404)
Net income (loss) available to common stockholders	$439	$(3,128)

Common Shares:
Basic - weighted average common shares	1,186.4	1,030.8
Effect of dilutive stock options	20	—
Diluted - weighted average common stock	1,206.2	1,030.8
Income (Loss) per Common Share:
Basic -
Net income (loss)	$0.61	$(2.07)
Preferred stock dividends	(0.24)	(0.57)
Non-controlling interest dividends	—	(0.39)
Net income (loss) attributable to common stockholders	$0.37	$(3.03)
Diluted -
Net income (loss)	$0.60	$(2.07)
Preferred stock dividends	(0.24)	(0.57)
Non-controlling interest dividends	—	(0.39)
Net income (loss) available to common stockholders	$0.36	$(3.03)

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 10,000 anti-dilutive shares for the fiscal years ended September 30, 2023 and 48,293 anti-dilutive shares for the fiscal years ended September 30, 2022.

Potentially diluted securities as of September 30, 2023 and 2022 are as follows:

	September 30,
	2023	2022
Employee stock options (Note 10)	40,993	30,993

12.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from operations is as follows (in thousands):

	Year Ended September 30,
	2023	2022
Federal taxes at statutory rates	$110	$11
Permanent differences	250	1,477
State and local taxes, net of Federal benefit	(273)	702
Other	(285)	—
	$(198)	$2,190

 The provisions of income taxes are summarized as follows (in thousands):

	Year Ended September 30,
	2023	2022
Current	$1,048	$1,948
Deferred	(1,246)	242
	$(198)	$2,190

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2023	2022
Deferred tax assets - net state operating loss carryforwards	$52	$—
Lease liability	1,814	1,755
Other	768	690
Stock based compensation	374	406
Total deferred tax assets	3,008	2,851
Valuation allowance	—	—
Total deferred tax assets net of valuation allowance	3,008	2,851
Deferred tax liabilities - depreciation and amortization	2,564	3,648
Prepaid expenses	30	38
Right of use assets	1,755	1,706
Total deferred tax liabilities	4,349	5,392
Net deferred tax liability	$(1,341)	$(2,541)

The Company has no Federal net operating loss carryforwards for income tax purposes as of September 30, 2023.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

As of September 30, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Income tax returns for tax years from 2019 through 2022 remain subject to examination by the taxing jurisdictions.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022.

13.	PROFIT SHARING AND 401(K) PLANS

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the years ended September 30, 2023 and 2022 were $535 and $379, respectively.

The administrative expense charged to operations for the years ended September 30, 2023 and 2022 aggregated $65 and $64, respectively.

14.	BUSINESS SEGMENT INFORMATION

As discussed above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the fiscal years ended September 30, 2023 and 2022:

For the year ended September 30, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$186,449	$166,052	$11,059	$9,338	$—
Forwarding expenses and cost of revenues	130,777	123,938	2,376	4,463	—
Gross profit	55,672	42,114	8,683	4,875	—
Selling, general and administrative	50,975	37,310	6,149	2,978	4,538
Amortization of intangible assets	2,098	—	—	—	2,098
Income (loss) from operations	2,599	4,804	2,534	1,897	(6,636)
Interest expense	1,998	1,357	248	393	—
Identifiable assets	96,834	34,823	11,932	4,202	45,877
Capital expenditures, net of disposals	$360	$271	$87	$2	$—

For the year ended September 30, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$316,863	$295,343	$11,625	$9,895	$—
Forwarding expenses and cost of revenues	250,666	242,946	2,933	4,787	—
Gross profit	66,197	52,397	8,692	5,108	—
Selling, general and administrative	54,723	40,075	5,421	3,095	6,132
Amortization of intangible assets	1,976	—	—	—	1,976
Income (loss) from operations	9,498	12,322	3,271	2,013	(8,108)
Interest expense	1,276	988	123	146	19
Identifiable assets	126,532	64,630	10,884	4,324	46,694
Capital expenditures, net of disposals	$551	$300	$198	$53	$—

Goodwill and intangible assets are recorded at the Corporate level and are included in identifiable assets.

15.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of September 30, 2023, the remaining terms of the Company’s operating leases were between one and 126 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the years ended September 30, 2023 and 2022 are as follows:

	2023	2022
Operating lease cost	$2,102	$1,869
Short-term lease cost	372	353
Total lease cost	$2,474	$2,222

Rent expense for the year ended September 30, 2023 and 2022 was $2,474 and $2,222, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2023 were $7,460, $2,020 and $5,689, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2022 were $5,660, $1,825 and $4,001, respectively.

During the twelve months ended September 30, 2023 and 2022, the Company entered into new operating leases and recorded an additional $1,759 and $ 4,397, respectively in operating lease right of use assets and corresponding lease liabilities.

As of September 30, 2023 and 2022, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.9 years and 4.01% and 4.6 years and  3.05% respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $2,012 and $1,797 for the twelve months ended September 30, 2023 and 2022.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2023 are as follows (in thousands):

Year End September 30, 2023
2024	$2,066
2025	1,685
2026	1,199
2027	1,209
2028	1,196
Thereafter	1,567
Total undiscounted loan payments	8,922
Less imputed interest	(1,213)
Total lease obligation	$7,709

16.	RUBICON INVESTMENT
(in thousands, except per share data)

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon, at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon. Pursuant to the terms of the Purchase Agreement, the Acquired Shares represented 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The purchase price for the acquired Rubicon shares was $22,160 and was paid from the Company’s cash on hand, proceeds of the Bridge Loan, funds available under the Santander Credit Facility and funds available under the First Merchants Facility. On August 12, 2022 Rubicon announced that, in connection with the cash tender offer by the Company for up to 45% of Rubicon’s issued and outstanding common stock, par value $0.001 per share, the Rubicon Board of Directors set August 23, 2022 (the “Record Date”) as the record date for its cash distribution of $11.00 per share of Common Stock (the “Distribution”). The Distribution and the Record Date was conditioned upon the consummation of the cash tender offer on August 19, 2022, and the Distribution in the amount of $12,188 was paid to the Company on August 29, 2022.

The Company revalued the investment in Rubicon’s securities on September 30, 2023 and 2022 and recorded a loss of $798 and $19,789, respectively within other income (loss), net of dividends on the Company’s consolidated. Below is reconciliation for the changes to the investment in Rubicon for the year ended September 30, 2023 and 2022.

	September 30,	September 30,
	2023	2022
Balance at beginning of year	$2,371	$—
Purchase of Rubicon investment	—	22,160
Fair value adjustments to Rubicon investment	(798)	(19,789)
Total	$1,573	$2,371

The summarized financial information of Rubicon as of and for the twelve months ended September 30, 2023 is as follows:  total assets $4,185, total liabilities $615, total revenues $2,692, gross profit $582 and net income $735.

The summarized financial information of Rubicon as of and for the twelve months ended September 30, 2022 is as follows:  total assets $5,340, total liabilities $2,337, total revenues $3,883, gross profit $1,505 and net income $810.

17.	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

	Total fair value at September 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in Rubicon at fair value	$1,573	$1,573	$—	$—
	$1,573	$1,573	$—	$—
Liabilities:
Contingent earnout liabilities	$2,330	$—	$—	$2,330
	$2,330	$—	$—	$2,330

	Total fair value at September 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in Rubicon at fair value	$2,371	$2,371	$—	$—
	$2,371	$2,371	$—	$—
Liabilities:
Contingent earnout liabilities	$4,580	$—	$—	$4,580
	$4,580	$—	$—	$4,580

Investment in Rubicon at fair value

As of each of September 30, 2023 and September 30, 2022, the Company held 46.6% and 45.0%, respectively, of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense). Refer to Note 16 to Consolidated Financial Statements for reconciliation of changes to the investment in Rubicon for the years ended September 30, 2023 and 2022.

Contingent earnout liabilities

These liabilities relate to the estimated fair value of earnout payments to former IBS and ELFS owners for the periods ending September 30, 2023 and 2022. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2023 were $592 and $1,738, respectively. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2022 were $1,664 and $2,916, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	September 30,
	2023	2022
Balance at beginning of year	$4,580	$3,600
Fair value of contingent consideration recorded in connection with business combinations	300	—
Earnout payment	(1,693)	—
Fair value adjustment of contingent earnout liabilities	(857)	980
Balance at end of year	$2,330	$4,580

The Company determined the fair value of the contingent earnout liability using forecasted results through the expected earnout periods. The principal inputs to the approach include expectations of the specific business’s revenue in fiscal years 2023 through 2025 using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. There were no significant changes to this methodology during the year ended September 30, 2023.

18.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has various employment agreements, including employment agreements with the previous owners of ELFS and PhosphoSolutions.

19.	RISK AND UNCERTAINTIES

(A)	Currency Risks

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

No customer accounts for 10% or more of consolidated sales for the years ended September 30, 2023 and 2022. No customer accounted for 10% or more of consolidated accounts receivable at September 30, 2023 and 2022.

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

On October 4, 2023, Rubicon announced that it had authorized a cash dividend of $1.10 per share of Common Stock of Rubicon and set October 16, 2023 as the record date for the distribution. On October 23, 2023 the Company received $1,219 in dividends.

On December 1, 2023, in connection with an amendment (the “Purchase Agreement Amendment”) to that certain Membership Interest Purchase Agreement dated as of September 21, 2021 (the “Purchase Agreement”) among Janel Group, ELFS and former shareholders of ELFS, (the “ELFS Sellers”), (i) the Janel Group Borrowers and Santander entered into an Acknowledgment and Consent Agreement pursuant to which Santander consented to the Purchase Agreement Amendment and the effect of the modifications thereunder on the Santander Loan Agreement and (ii) the ELFS Sellers and Santander entered into an Acknowledgment and Consent Agreement pursuant to which Santander consented to the Purchase Agreement Amendment and the effect of the modifications thereunder on the Subordination Agreement (as defined in the Santander Loan Agreement) between Santander and the ELFS Sellers. As amended, the parties agreed to (i) certain modifications fixing the amount of the remaining earnout payments in earnout year three and four (as defined in the Purchase Agreement) to $1,078 each earnout year and (ii) extended the maturity by an additional two years and restored the pre-working capital adjusted amount of the ELFS Subordinated Promissory Notes (as defined in the Purchase Agreement) to $6,000 (increase of $900) payable to the Subordinated Lender thereunder (collectively, the “Purchase Modifications”).