Form 10-Q
period 2023-12-31
JANEL CORP
filed 2024-02-02
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 2, 2024 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended December 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2023	September 30, 2023
ASSETS
Current Assets:
Cash	$1,579	$2,461
Accounts receivable, net of allowance for doubtful accounts	25,965	27,518
Inventory, net	4,628	4,850
Prepaid expenses and other current assets	3,844	4,459
Total current assets	36,016	39,288
Property and Equipment, net	4,845	4,922
Other Assets:
Intangible assets, net	22,145	22,683
Goodwill	20,317	20,317
Investment in Rubicon at fair value	864	1,573
Operating lease right of use asset	6,853	7,460
Security deposits and other long-term assets	462	591
Total other assets	50,641	52,624
Total assets	$91,502	$96,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$17,002	$19,709
Accounts payable - trade	24,058	25,447
Accrued expenses and other current liabilities	5,856	6,337
Dividends payable	2,100	2,029
Current portion of earnout	740	592
Current portion of long-term debt	716	715
Current portion of subordinated promissory note-related party	1,395	1,988
Current portion of operating lease liabilities	1,935	2,020
Total current liabilities	53,802	58,837
Other Liabilities:
Long-term debt	5,197	5,784
Long-term portion of earnout	1,996	1,738
Subordinated promissory notes-related party	3,480	3,424
Mandatorily redeemable non-controlling interest	711	565
Deferred income taxes	1,341	1,341
Long-term operating lease liabilities	5,221	5,689
Other liabilities	509	483
Total other liabilities	18,455	19,024
Total liabilities	72,257	77,861
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C; 30,000 shares authorized and 11,368 shares issued and outstanding at December 31, 2023 and September 30, 2023, liquidation value of $7,784 and $7,713 at December 31, 2023 and September 30, 2023, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of December 31, 2023 and September 30, 2023, respectively	1	1
Paid-in capital	17,103	17,107
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	2,381	2,105
Total stockholders’ equity	19,245	18,973
Total liabilities and stockholders’ equity	$91,502	$96,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2023		2022
Revenues		$41,035		$57,044
Forwarding expenses and cost of revenues		26,890		42,127
Gross profit		14,145		14,917
Cost and Expenses:
Selling, general and administrative		12,605		13,011
Amortization of intangible assets		538		526
Total Costs and Expenses		13,143		13,537
Income from Operations		1,002		1,380
Interest expense		(524)		(474)
Other income (expense)		(10)		(399)
Income Before Income Taxes		468		507
Income tax expense		(192)		(147)
Net Income		276		360
Preferred stock dividends		(72)		(72)
Net Income Available to Common Stockholders		$204		$288
Net income per share
Basic	$	$ 0.23	$	$ 0.30
Diluted	$	$ 0.23	$	$ 0.30
Net income per share attributable to common stockholders:
Basic	$	$ 0.17	$	$ 0.24
Diluted	$	$ 0.17	$	$ 0.24
Weighted average number of shares outstanding:
Basic		1,186.3		1,186.3
Diluted		1,202.1		1,208.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2023	11,368	$—	1,206,354	$1	$17,107	20,000	$(240)	$2,105	$18,973
Net Income	—	—	—	—	—	—	—	276	276
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock based compensation	—	—	—	—	68	—	—	—	68
Balance - December 31, 2023	11,368	$—	1,206,354	$1	$17,103	20,000	$(240)	$2,381	$19,245

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS (DEFICIT)	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2022	11,368	$—	1,206,354	$1	$17,184	20,000	$(240)	$1,382	$18,327
Net Income	—	—	—	—	—	—	—	360	360
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock based compensation	—	—	—	—	51	—	—	—	51
Balance - December 31, 2022	11,368	$—	1,206,354	$1	$17,163	20,000	$(240)	$1,742	$18,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$276	$360
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) Provision for uncollectible accounts	(153)	(71)
Depreciation	130	121
Deferred income tax provision	—	(15)
Amortization of intangible assets	538	526
Amortization of acquired inventory valuation	83	90
Amortization of loan costs	26	4
Stock-based compensation	71	61
Unrealized loss on marketable securities	709	399
Change in fair value of mandatorily redeemable noncontrolling interest	146	—
Fair value adjustment of contingent earnout liabilities	405	—
Gain on extinguishment	(21)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,706	14,656
Inventory	139	84
Prepaid expenses and other current assets	616	623
Security deposits and other long-term assets	130	31
Accounts payable and accrued expenses	(1,876)	(11,115)
Other liabilities	81	26
Net cash provided by operating activities	3,006	5,780
Cash flows from investing activities:
Acquisition of property and equipment, net of disposals	(53)	(80)
Acquisitions	—	(2,847)
Net cash used in investing activities	(53)	(2,927)
Cash flows from financing activities:
Repayments of term loan	(612)	(347)
Lines of credit payments, net	(2,707)	(5,076)
Repayment of subordinate promissory notes, net	(516)	134
Net cash used in financing activities	(3,835)	(5,289)
Net (decrease) in cash	(882)	(2,436)
Cash at beginning of the period	2,461	6,591
Cash at end of period	$1,579	$4,155

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$511	$380
Income taxes	$156	$9
Non-cash operating activities:
Contingent earnout acquisition	$—	$600
Due to former owner	$—	$455
Non-cash financing activities:
Dividends declared to preferred stockholders	$72	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Revenue and revenue recognition

Logistics

Revenues are recognized upon transfer of control of promised services to customers. With respect to its Logistics segment, the Company has determined that in general each shipment transaction or service order constitutes a separate contract with the customer. When the Company provides multiple services to a customer, different contracts may be present for different services.

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

The Company evaluates whether amounts billed to customers should be reported as gross or net revenues. Generally, revenues are recorded on a gross basis when the Company is acting as principal and is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party. Revenues are recognized on a net basis when the Company is acting as agent and we do not have latitude in carrier selection or to establish rates with the carrier.

In the Logistics segment, the Company disaggregates its revenue by its four primary service categories: trucking, air, ocean and customs brokerage and other. The Company has aggregated customs brokerage and other for the periods ended December 31, 2023 and 2022. A summary of the Company’s revenues disaggregated by major service lines for the three months ended December 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Service Type
Trucking	$17,997	$22,761
Air	6,711	6,239
Ocean	6,448	18,166
Customs brokerage and other	4,059	4,634
Total	$35,215	$51,800

Life Sciences and Manufacturing

Revenues from the Company’s Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Revenues from the Company’s Manufacturing segment, which is comprised of Indco, a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries, are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Revenues for Life Sciences and Manufacturing are recognized when products are shipped, and risk of loss is transferred to the carrier(s) used.

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

On May 22, 2023, the Company acquired all the rights, title and interests to a royalty agreement for certain antibody products for a purchase price of $500. The Company recorded this acquisition as a royalty asset, which is included in intangible assets in the accompanying condensed consolidated balance sheet (reclassed from Security deposits and other long-term assets in the current period) and will be amortized over the estimated life of ten years.

3.	INVENTORY

Inventories consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
Finished goods	$1,953	$2,095
Work-in-process	922	969
Raw materials	1,781	1,811
Gross inventory	4,656	4,875
Less – reserve for inventory valuation	(28)	(25)
Inventory net	$4,628	$4,850

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	December 31, 2023	September 30, 2023	Life
Customer relationships	$25,238	$25,238	10-24 Years
Trademarks/names	4,559	4,559	1-20 Years
Trademarks/names	521	521	Indefinite
Other	1,929	1,929	2-22 Years
Total intangible assets	32,247	32,247
Less: accumulated amortization	(10,102)	(9,564)
Total intangible assets, net	$22,145	$22,683

The composition of the intangible assets balance at December 31, 2023 and September 30, 2023 is as follows (in thousands):

	December 31, 2023	September 30, 2023
Logistics	$18,174	$18,174
Life Sciences	6,373	6,373
Manufacturing	7,700	7,700
Total intangible assets	32,247	32,247
Less: accumulated amortization	(10,102)	(9,564)
Total intangible assets, net	$22,145	$22,683

Amortization expense for the three months ended December 31, 2023 and 2022 was $538 and $526, respectively.

5.	GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of the goodwill balance at December 31, 2023 and September 30, 2023 was as follows (in thousands):

	December 31, 2023	September 30, 2023
Logistics	$9,175	$9,175
Life Sciences	6,096	6,096
Manufacturing	5,046	5,046
Total	$20,317	$20,317

6.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

The wholly-owned subsidiaries that comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, have a Loan and Security Agreement (as amended, the “Santander Loan Agreement”) with Santander with respect to a revolving line of credit facility (the “Santander Facility”).

On January 30, 2023, the Santander Loan Agreement was further amended by the Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Santander Amendment”). As amended by the terms of the Third Santander Amendment, the percentage of the Borrowers’ eligible accounts receivable used to calculate the borrowing base under the Santander Loan Agreement was increased from 85% to 90% for Domestic Insured Accounts (as defined in the Third Santander Amendment), subject to adjustments set forth in the Santander Loan Agreement.

On April 25, 2023, in connection with an amendment to the Credit Agreement entered into with First Merchants Bank (“First Merchants”) as described further below, we entered into the Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Santander Amendment”).  The Fourth Santander Amendment (i) included modifications to address the amendments made to the First Merchants Credit Facilities (as defined below) and the consolidation of the debt thereunder and (ii) terminated the subordination agreement relating to the Company’s guarantee of the First Merchants Credit Facilities (as defined below).

On August 22, 2023, we entered into the Fifth Amendment to the Santander Loan Agreement (the “Fifth Santander Amendment”).  The Fifth Santander Amendment permitted the Company, in the ordinary course of business, to guaranty obligations of subsidiaries on an unsecured basis in an aggregate amount not to exceed $4,000 and related modifications to certain negative covenants.

On December 1, 2023, in connection with an amendment (the “Purchase Agreement Amendment”) to that certain Membership Interest Purchase Agreement dated as of September 21, 2021 (the “Purchase Agreement”) among Janel Group, Inc. (“Janel Group”), a wholly-owned subsidiary of the Company, Expedited Logistics and Freight Services, LLC (“ELFS”) and former shareholders of ELFS (the “ELFS Sellers”), (i) the Janel Group Borrowers and Santander entered into an Acknowledgment and Consent Agreement pursuant to which Santander consented to the Purchase Agreement Amendment and the effect of the modifications thereunder on the Santander Loan Agreement and (ii) the ELFS Sellers and Santander entered into an Acknowledgment and Consent Agreement pursuant to which Santander consented to the Purchase Agreement Amendment and the effect of the modifications thereunder on the Subordination Agreement (as defined in the Santander Loan Agreement) between Santander and the ELFS Sellers.

On December 21, 2023, we entered into the Sixth Amendment to the Amended and Restated Loan and Security Agreement, which modified the reporting due date of the monthly borrowing base calculation from the fifth day to the fifteenth day of each month.

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

At December 31, 2023, outstanding borrowings under the Santander Facility were $16,252, representing 46.4% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 7.68%.

At September 30, 2023, outstanding borrowings under the Santander Facility were $18,759, representing 53.6% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.60%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both December 31, 2023 and September 30, 2023.

(B)	First Merchants Bank Credit Facility

On February 29, 2016, Indco entered into a Credit Agreement (as amended, the “Prior First Merchants Credit Agreement”) with First Merchants.

On April 25, 2023, Indco and certain other Subsidiaries of the Company that are part of the Life Sciences and Manufacturing segments  (together with Indco, the “Borrowers” and each, a “Borrower”), entered into a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants.  The First Merchants Credit Agreement constitutes an amendment and restatement of  the Prior First Merchants Credit Agreement.  The credit facilities provided under the First Merchants Credit Agreement (the “First Merchants Credit Facilities”) consist of a $3,000 revolving loan (limited to the borrowing base and reserves), a $5,000 acquisition loan, a $6,905 Term A loan and a $620 Term B loan as a continuation of the mortgage loan under the Prior First Merchants Credit Agreement.  Interest accrues on the outstanding revolving loan, Term A loan and acquisition loan at an annual rate equal to one-month adjusted term SOFR plus either (i) 2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1.00) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1.00).  Interest accrues on the Term B loan at an annual rate of 4.19%.  The Borrowers’ obligations under the First Merchants Credit Facilities are secured by all of the Borrowers’ real property and other assets, and are guaranteed by the Company, and the Company’s guarantee of the Borrowers’ obligations is secured by a pledge of the Company’s equity interests in certain of the Borrowers.  The revolving loan portion will expire on August 1, 2027, the Term A loan portion will mature on April 25, 2033, and the Term B loan portion will mature on July 1, 2025. The acquisition loan will permit multiple draws until October 25, 2024, at which point the outstanding principal amount will amortize, with all remaining amounts of the acquisition loan due at maturity on April 25, 2029.

As of December 31, 2023, there were $500 of outstanding borrowings under the acquisition loan, $250 of outstanding borrowings under the revolving loan, $5,645 of outstanding borrowings under the Term A loan and $604 of outstanding borrowings under the Term B loan, with interest accruing on the acquisition loan and revolving loan at an effective interest rate of 8.22% and on the Term A loan and Term B loan at an effective interest rate of 8.22% and 4.19%, respectively.

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

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at December 31, 2023 and September 30, 2023.

The table below sets forth the total long-term debt, net of capitalized loan fees of $349 for the First Merchants Credit Agreement (in thousands):

	December 31, 2023	September 30, 2023
Total debt	$5,913	$6,499
Less current portion	(716)	(715)
Long-term portion	$5,197	$5,784

7.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

(A)          ICT Subordinated Promissory Note

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

The ICT Subordinated Promissory Note is subordinate to and junior in right of payment for principal interest premiums and other amounts payable to Santander and First Merchants.

As of December 31, 2023, the amount outstanding under the ICT Subordinated Promissory Note was $221, net of a $28 discount, which is included in the current portion of subordinated promissory notes.

As of September 30, 2023, the amount outstanding under the ICT Subordinated Promissory Note was $312, of which $288 is included in the current portion of subordinated promissory notes and $24 is included in the long-term portion of subordinated promissory notes.

(B)          ELFS Subordinated Promissory Notes

Janel Group is the obligor on four fixed 4% subordinated promissory notes totaling $6,000 in the aggregate (together, the “ELFS Subordinated Promissory Notes”), payable to certain former shareholders of ELFS, in connection with the Company’s business combination whereby it acquired all the membership interest of ELFS and its related subsidiaries.  All of the ELFS Subordinated Promissory Notes are guaranteed by the Company and are subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the Santander Facility and the First Merchants Credit Facilities. The ELFS Subordinated Promissory Notes are payable in twelve equal consecutive quarterly installments of principal together with accrued interest. Beginning October 15, 2021 and on the same day of the next eight consecutive calendar quarters, payment of accrued interest and unpaid interest is due to the former shareholders. Beginning October 15, 2023 and on the same day of the next twelve consecutive calendar quarters, payment of principal together with accrued interest and unpaid interest is due to the former shareholders. In June 2022, the principal amount of the ELFS Subordinated Promissory Notes was adjusted to $5,100 due to a revised working capital adjustment of $900.

On December 1, 2023, in connection with the Purchase Agreement Amendment described above, the Company extended the ELFS Subordinated Promissory Notes maturity by two years and restored the working capital adjustment (as defined in the Purchase Agreement) by $900, which increased the principal amount of the ELFS Subordinated Promissory Notes to $6,000. The Company evaluated the accounting treatment related to the amendment and determined the agreements are substantially different; accordingly, the Company extinguished the original subordinated promissory notes and recorded the amended ELFS Subordinated Promissory Notes at a fair value of $4,654. As a result, the Company recorded a debt discount of approximately $921 and a $21 gain on extinguishment, which is included in other income expense.

As of December 31, 2023, the gross principal amount outstanding under the ELFS Subordinated Promissory Notes was $5,575 ($4,654 net of a $921 unamortized discount), of which $1,174 was included in the current portion of subordinated promissory notes and $3,480 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2023, the principal amount outstanding under the ELFS Subordinated Promissory Notes was $5,100, of which $1,700 was included in the current portion of subordinated promissory notes and $3,400 was included in the long-term portion of subordinated promissory notes.

(in thousands)	December 31, 2023	September 30, 2023
Total subordinated promissory notes	$4,875	$5,412
Less current portion of subordinated promissory notes	(1,395)	(1,988)
Long-term portion of subordinated promissory notes	$3,480	$3,424

8.	STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and will increase by 1% beginning on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of each December 31, 2023 and September 30, 2023 was 5%.

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

Total stock-based compensation for the three months ended December 31, 2023 and 2022 amounted to $68 and $51, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2023	40,993	$22.53	6.6	$482.49
Granted	12,500	$28.25	9.8	$—
Expired	(3,500)	$3.25	—	$—
Outstanding balance at December 31, 2023	49,993	$25.31	7.6	$305.63
Exercisable at December 31, 2023	24,162	$12.63	6.0	$298.97

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at December 31, 2023 of $25.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2023, there was approximately $479 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over a weighted average period of 1.73 years.

Liability classified share-based awards

During the three months ended December 31, 2023 and fiscal year ended September 30, 2023, there were no options granted and no options were exercised with respect to Indco’s common stock.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
(in thousands, except per share data)	2023	2022
Income:
Net income	$276	$360
Preferred stock dividends	(72)	(72)
Net income available to common stockholders	$204	$288

Common Shares:
Basic - weighted average common shares	1,186.3	1,186.3
Effect of dilutive securities:
Stock options	15.8	21.9
Diluted - weighted average common stock	1,202.1	1,208.2

Income per Common Share:
Basic -
Net income	$0.23	$0.30
Preferred stock dividends	(0.06)	(0.06)
Net income available to common stockholders	$0.17	$0.24

Diluted -
Net income	$0.23	$0.30
Preferred stock dividends	(0.06)	(0.06)
Net income available to common stockholders	$0.17	$0.24

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 22.5 and 10 anti-dilutive shares for the three-month periods ended December 31, 2023 and 2022, respectively.

11.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three month periods ended December 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Federal taxes at statutory rates	$98	$107
Permanent differences	58	1
State and local taxes, net of Federal benefit	36	39
Total	$192	$147

12.	BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2023:

For the three months ended December 31, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$41,035	$35,215	$3,481	$2,339	$—
Forwarding expenses and cost of revenues	26,890	25,214	606	1,070	—
Gross profit	14,145	10,001	2,875	1,269	—
Selling, general and administrative	12,605	8,865	1,750	784	1,206
Amortization of intangible assets	538	—	—	—	538
Income (loss) from operations	1,002	1,136	1,125	485	(1,744)
Interest expense	524	357	78	89	—
Identifiable assets	91,502	31,128	11,786	3,875	44,713
Capital expenditures, net of disposals	$53	$18	$35	$—	$—

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2022:

For the three months ended December 31, 2022 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$57,044	$51,800	$2,838	$2,406	$—
Forwarding expenses and cost of revenues	42,127	40,267	728	1,132	—
Gross profit	14,917	11,533	2,110	1,274	—
Selling, general and administrative	13,011	9,528	1,510	774	1,199
Amortization of intangible assets	526	—	—	—	526
Income (loss) from operations	1,380	2,005	600	500	(1,725)
Interest expense	474	334	37	103	—
Identifiable assets	111,564	49,220	11,317	4,085	46,942
Capital expenditures, net of disposals	$80	$68	$10	$2	$—

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 1 Assets	December 31, 2023	September 30, 2023
Investment in Rubicon at fair value	$864	$1,573

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer. As of each of December 31, 2023 and September 30, 2023, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense).

On October 4, 2023, Rubicon announced that it had authorized a cash dividend of $1.10 per share of common stock of Rubicon and set October 16, 2023 as the record date for the distribution. On October 23, 2023, the Company received $1,219 in dividends and recorded a fair value adjustment to its investment in Rubicon of $709, which is included in other income and expense.

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which is measured at fair value on a recurring basis utilizing Level 1 assumptions in its valuation (in thousands):

	December 31, 2023	September 30, 2023
Balance beginning of period	$1,573	$2,371
Fair value adjustment to Rubicon investment	(709)	(798)
Balance end of period	$864	$1,573

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

	December 31, 2023	September 30, 2023
Level 1 Contingent earnout liabilities	$2,435	$—
Level 3 Contingent earnout liabilities	300	2,330
Total	$2,735	$2,330

These liabilities relate to the estimated fair value of earnout payments to former IBS and ELFS Sellers for the periods ending December 31, 2023 and September 30, 2023.

On December 1, 2023, in connection with the Purchase Agreement Amendment among Janel Group and the ELFS Sellers described above, the parties agreed to certain modifications fixing the amount of the remaining earnout payments to ELFS in earnout years three and four to $1,078 each year. As a result the measurement of the earnout liability became a Level 1 fair value measurement based on the present value of the negotiated payments.

The current and non-current portions of the fair value of the contingent earnout liabilities at December 31, 2023 were $740 and $1,996, respectively. The current and non-current portions of the fair value of the contingent earnout liabilities at September 30, 2023 were $592 and $1,738, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions in their valuation (in thousands):

	December 31, 2023	September 30, 2023
Balance beginning of period	$2,330	$4,580
Fair value of contingent consideration recorded in connection with business combinations	—	300
Earnout payment	—	(1,693)
Fair value adjustment of contingent earnout liabilities	405	(857)
Transfer to Level 1	(2,435)	—
Balance end of period	$300	$2,330

The Company determined the fair value of the Level 3 contingent earnout liability using forecasted results through the expected earnout periods. The principal inputs to the approach include expectations of the specific business’s revenues in fiscal years 2024 through 2025 using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent earnout liability is classified within Level 3 of the fair value hierarchy.

14.	LEASES

The Company has operating leases for office and warehouse space in all locations where it conducts business. As of December 31, 2023, the remaining terms of the Company’s operating leases were between one and 123 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three-month periods ended December 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Operating lease cost	$599	$551
Short-term lease cost	100	20
Total lease cost	$699	$571

Rent expense for the three months ended December 31, 2023 and 2022 was $699 and $571, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of December 31, 2023 were $6,853, $1,935 and $5,221, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2023 were $7,460, $2,020 and $5,689, respectively.

As of December 31, 2023 and September 30, 2023, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.8 years and 4.53% and 5.9 years and 4.01%, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2023 were as follows (in thousands):

2024	$1,985
2025	1,523
2026	1,193
2027	1,215
2028	978
Thereafter	1,467
Total undiscounted loan payments	8,361
Less: imputed interest	(1,205)
Total lease obligation	$7,156

15.	SUBSEQUENT EVENTS

On January 10, 2024, the agreement governing the First Merchants Credit Facilities was amended to provide for, among other changes, permitted affiliate loans, provided that availability on its revolving loan both before and after giving effect to any such loan is not less than $1,000 and the maturity of such permitted affiliate loans are not to exceed fourteen days from disbursement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three months ended December 31, 2023, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant charge to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage, and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our ability to utilize anticipated tax benefits; the impact of rising interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; changes or developments in U.S. laws or policies; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; the impact of evolving corporate governance and public disclosure regulation; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks;  the impact of catastrophic events, such as health crises, natural disasters and armed conflict; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies that host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; the impact of higher carrier prices; risks related to the classification of owner-operators in the transportation industry; recessions, economic developments and other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; environmental laws governing our contracted transportation providers; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by a small number of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our filings with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

OVERVIEW

Janel Corporation (“Janel,” the “Company,” or the “Registrant”) is a holding company with subsidiaries in three business segments: Logistics, Life Sciences and Manufacturing. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits; allocating Janel’s capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

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

Logistics

The Company’s Logistics segment is comprised of several wholly-owned subsidiaries. The Logistics segment is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air, ocean and land-based carriers; customs brokerage services; warehousing and distribution services; trucking and other value-added logistics services. In addition to these revenue streams, the Company earns accessorial revenues in connection with its core services. Accessorial revenues include, but are not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Rubicon Purchase Agreement”). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represented 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. On October 4, 2023, Rubicon announced that it had authorized a cash dividend of $1.10 per share of common stock of Rubicon and set October 16, 2023 as the record date for the distribution. On October 23, 2023, the Company received $1,219 in dividends. The Company owned approximately 46.6% of Rubicon’s issued and outstanding shares of common stock as of each of December 31, 2023 and September 30, 2023.

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

Our senior management has reviewed the critical accounting policies and estimates with the audit committee of our board of directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 8, 2023. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the three months ended December 31, 2023.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular adjusted operating income, which is not based on or included in U.S. GAAP (we refer to these as “non-GAAP financial measures”).

Organic Growth

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenues from acquisitions within the preceding 12 months. The organic growth presentation provides useful period-to-period comparison of revenue results as it excludes revenues from acquisitions that would not be included in the comparable prior period.

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

We believe that organic growth and adjusted operating income provide useful information in understanding and evaluating our operating results in the same manner as management. However, organic growth and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenues, operating income or any other operating performance measures calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

In addition, although other companies may report measures titled organic growth, adjusted operating income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider organic growth and adjusted operating income alongside other financial performance measures, including total revenues, operating income and our other financial results presented in accordance with U.S. GAAP.

Results of Operations – Janel Corporation – Three Months Ended December 31, 2023 and 2022

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended December 31,
(in thousands)	2023	2022
Revenues	$41,035	$57,044
Forwarding expenses and cost of revenues	26,890	42,127
Gross profit	14,145	14,917
Operating expenses	13,143	13,537
Income from operations	1,002	1,380
Net income	276	360
Adjusted operating income	$1,694	$2,057

Consolidated revenues for the three months ended December 31, 2023 were $41,035, which was $16,009 or 28% lower than the prior year period. Revenues over this period decreased primarily due to lower freight prices in our Logistics segment as lower freight demand aligned more closely with global transportation capacity.

Income from operations for the three months ended December 31, 2023 was $1,002 compared with $1,380 in the prior year period. The decrease for the three months ended December 31, 2023 resulted from lower profits primarily in our Logistics segment.

Net income for the three months ended December 31, 2023 totaled $276 or $0.23 per diluted share, compared to net income of $360 or $0.30 per diluted share for the three months ended December 31, 2022. The decline in net income was largely due to lower profits primarily in our Logistics segment, higher interest expense and a non-cash mark-to-market write-down of our equity investment.

Adjusted operating income for the three months ended December 31, 2023 was $1,694, a decrease of $363 versus $2,057 in the prior year period. The decrease for the three months ended December 31, 2023 resulted primarily from a decline in profits in our Logistics segment partially offset by an increase in profits at our Life Sciences business.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended December 31,
(in thousands)	2023	2022
Income from operations	$1,002	$1,380
Amortization of intangible assets	538	526
Stock-based compensation	71	61
Cost recognized on sale of acquired inventory	83	90
Adjusted operating income	$1,694	$2,057

Results of Operations – Logistics – Three Months Ended December 31, 2023 and 2022

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include arrangement of freight forwarding by air, ocean and ground, customs entry filing, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

	Three Months Ended December 31,
	2023	2022
(in thousands)
Revenues	$35,215	$51,800
Forwarding expenses	25,214	40,267
Gross profit	10,001	11,533
Gross profit margin	28.4%	22.3%
Selling, general and administrative expenses	8,865	9,528
Income from operations	$1,136	$2,005

Revenues

Total revenues for the three months ended December 31, 2023 were $35,215 as compared to $51,800 for the three months ended December 31, 2022, a decrease of $16,585 or 32%. Revenues decreased primarily due to a reduction in transportation rates as lower freight demand aligned more closely with global transportation capacity.

Gross Profit

Gross profit for the three months ended December 31, 2023 was $10,001, a decrease of $1,532, or 13%, as compared to $11,533 for the three months ended December 31, 2022. Gross margin as a percentage of revenues increased to 28.4% for the three months ended December 31, 2023, compared to 22.3% for the prior year period, as forwarding expenses declined in line with transportation freight rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2023 were $8,865, as compared to $9,528 for the three months ended December 31, 2022. This decrease of $633, or 7%, was mainly due to lower personnel expenses and a recovery of previously expensed bad debt. As a percentage of revenues, selling, general and administrative expenses were 25.2% and 18.4% of revenues for the three months ended December 31, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of revenues largely reflected the decrease in transportation rates and its impact on revenues.

Income from Operations

Income from operations decreased to $1,136 for the three months ended December 31, 2023, as compared to income from operations of $2,005 for the three months ended December 31, 2022, a decrease of $869. Income from operations decreased as a result of lower transportation volume and prices partially offset by lower personnel expense. Operating margin as a percentage of gross profit for the three months ended December 31, 2023 was 11.4% compared to 17.4% in the prior year period, largely due to lower gross profits.

Results of Operations – Life Sciences – Three Months Ended December 31, 2023 and 2022

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

Life Sciences – Selected Financial Information:

	Three Months Ended December 31,
	2023	2022
(in thousands)
Revenues	$3,481	$2,838
Cost of sales	523	638
Cost recognized upon sale of acquired inventory	83	90
Gross profit	2,875	2,110
Gross profit margin	82.6%	74.3%
Selling, general and administrative expenses	1,750	1,510
Income from operations	$1,125	$600

Revenues

Total revenues were $3,481 and $2,838 for the three months ended December 31, 2023 and 2022, respectively, reflecting an increase of $643 or 23% compared to the prior year period, primarily due to the timing of orders, in particular for diagnostic reagents. Organic growth for the three months ended December 31, 2023 increased $558 or 20% from the prior year period excluding acquired revenues of $85, as diagnostic reagent orders recovered from prior-year inventory adjustments.

Gross Profit

Gross profit was $2,875 and $2,110 for the three months ended December 31, 2023 and 2022, respectively, an increase of $765 or 36.3%. During the three months ended December 31, 2023 and 2022, gross profit margin was 82.6% and 74.3%, respectively, as cost recognized upon sale of acquired inventory declined slightly and product mix improved due to contributions from past acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,750 and $1,510 for the three months ended December 31, 2023 and 2022, respectively. The year-over-year increase was largely due to personnel expenses and investments to support growth.

Income from Operations

Income from operations for the three months ended December 31, 2023 and 2022 was $1,125 and $600, respectively, an increase of $525 or 87.5%, due to the timing of orders, in particular for diagnostic reagents.

Results of Operations - Manufacturing – Three Months Ended December 31, 2023 and 2022

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

Manufacturing – Selected Financial Information:

	Three Months Ended December 31,
	2023	2022
(in thousands)
Revenues	$2,339	$2,406
Cost of sales	1,070	1,132
Gross profit	1,269	1,274
Gross profit margin	54.3%	53.0%
Selling, general and administrative expenses	784	774
Income from operations	$485	$500

Revenues

Total revenues were $2,339 and $2,406 for the three months ended December 31, 2023 and 2022, respectively, a decrease of $67 or 3%. The decrease in revenues for the three months ended December 31, 2023 primarily reflected a slight decrease in volume across the business offset in part by higher product pricing.

Gross Profit

Gross profit was $1,269 and $1,274 for the three months ended December 31, 2023 and 2022, respectively, a decrease of $5. Gross profit margin for the three months ended December 31, 2023 and 2022 was 54.3% and 53.0%, respectively. The modest year-over-year increase in gross profit margin was generally due to the mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $784 and $774 for the three months ended December 31, 2023 and 2022, respectively, an increase of $10 or 1%. The modest increase in expenses relative to revenues for the three-month periods reflected the mix of business.

Income from Operations

Income from operations was $485 for the three months ended December 31, 2023 compared to $500 for the three months ended December 31, 2022, representing a 3% decrease from the prior year period as a result of the factors set forth above.

Results of Operations – Corporate and Other – Three Months Ended December 31, 2023 and 2022

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended December 31,
(in thousands)	2023	2022
Total income from operations by segment	$2,746	$3,105
Corporate expenses	(1,135)	(1,138)
Amortization of intangible assets	(538)	(526)
Stock-based compensation	(71)	(61)
Total corporate expenses	(1,744)	(1,725)
Interest expense	(524)	(474)
Fair value adjustments to Rubicon investment (net of dividends)	510	(399)
Fair value adjustment of contingent earnout liabilities	(395)	—
Gain on extinguishment	21	—
Change in fair value of mandatorily redeemable non-controlling interest	(146)	—
Net income before taxes	468	507
Income tax expense	(192)	(147)
Net Income	276	360
Preferred stock dividends	(72)	(72)
Net Income Available to Common Stockholders	$204	$288

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $19, or 1%, to $1,744 in the three months ended December 31, 2023 as compared to $1,725 for the three months ended December 31, 2022. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $50 or 11%, to $524 for the three months ended December 31, 2023 from $474 for the three months ended December 31, 2022. The increase was primarily due to higher interest rates partially offset by lower average debt balances.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $192 for the three months ended December 31, 2023, as compared to an income tax expense of $147 for the three months ended December 31, 2022. The increase in income tax expense was primarily due to higher taxable income.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For each of the three months ended December 31, 2023 and 2022, preferred stock dividends were $72.

Net Income

Net income was $276, or $0.23 per diluted share, for the three months ended December 31, 2023 compared to net income of $360, or $0.30 per diluted share, for the three months ended December 31, 2022. The decline in net income was largely due to lower profits in our business segments, higher interest expenses, a non-cash charge resulting from a change to the ELFS earnout liability and fair value adjustment to the mandatorily redeemable non-controlling interest, offset by a non-cash mark-to-market write-down of an equity investment.

Income Available to Common Stockholders

Income available to holders of common stock was $204, or $0.17 per diluted share, for the three months ended December 31, 2023 compared to income available to holders of common stock of $288, or $0.24 per diluted share, for the three months ended December 31, 2022. The decrease in net income available to common stockholders reflected lower net income.

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

As a customs broker, our Logistics segment makes significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities primarily in the United States. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenues and expenses. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. These “pass through” billings can influence our traditional credit collection metrics.

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

Cash flows from operating activities

Net cash provided by operating activities was $3,006 for the three months ended December 31, 2023, versus $5,780 for the three months ended December 31, 2022. The decrease in cash provided by operations for the three months ended December 31, 2023 compared to the prior year period was driven principally by a lower net working capital benefit at our Logistics segment.

Cash flows from investing activities

Net cash used in investing activities totaled $53 for the three months ended December 31, 2023, versus $2,927 for the three months ended December 31, 2022. We used $53 for the acquisition of property and equipment for the three months ended December 31, 2023, compared to $80 for the acquisition of property and equipment and $2,847 for the acquisition of one business for the three months ended December 31, 2022.

Cash flows from financing activities

Net cash used in financing activities was $3,835 for the three months ended December 31, 2023, versus net cash used in financing activities of $5,289 for the three months ended December 31, 2022. Net cash used in financing activities for the three months ended December 31, 2023 included repayment of funds from our lines of credit, repayment of funds from our term loan and repayment of subordinated promissory notes. Net cash used in financing activities for the three months ended December 31, 2022 primarily included repayment of funds from our lines of credit and repayment of term loans.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s overall internal control over financial reporting (as such is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2023 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended December 31, 2023. In addition, there were no shares of Common Stock purchased by us during the three months ended December 31, 2023.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)
32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)
10.1
Amendment, dated December 1, 2023, to Membership Interest Purchase Agreement dated September 21, 2021, by and among Janel Group, Expedited Logistics and Freight Services, LLC and former shareholders of Expedited Logistics and Freight Services, LLC (filed herewith).

10.2
Sixth Amendment to Amended and Restated Loan and Security Agreement, dated December 21, 2023, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC, as borrowers, and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors (filed herewith).

101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 for the three months ended December 31, 2023 and 2022 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months December 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 2, 2024	JANEL CORPORATION
Registrant

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 2, 2024	JANEL CORPORATION
Registrant

/s/ Vincent A. Verde
Vincent A. Verde
Principal Financial Officer, Treasurer and Secretary