Form 10-Q
period 2024-03-31
JANEL CORP
filed 2024-05-03
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 3, 2024 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended March 31, 2024

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2024	September 30, 2023
ASSETS
Current Assets:
Cash	$1,781	$2,461
Accounts receivable, net of allowance for doubtful accounts	27,272	27,518
Inventory, net	4,697	4,850
Prepaid expenses and other current assets	4,695	4,459
Total current assets	38,445	39,288
Property and Equipment, net	5,103	4,922
Other Assets:
Intangible assets, net	22,015	22,683
Goodwill	20,392	20,317
Restricted cash	250	—
Investment in Rubicon at fair value	931	1,573
Operating lease right of use asset	9,313	7,460
Security deposits and other long-term assets	455	591
Total other assets	53,356	52,624
Total assets	$96,904	$96,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$18,523	$19,709
Accounts payable - trade	25,636	25,447
Accrued expenses and other current liabilities	6,739	6,337
Dividends payable	2,185	2,029
Current portion of earnout	1,012	592
Current portion of long-term debt	716	715
Current portion of subordinated promissory note-related party	1,339	1,988
Current portion of operating lease liabilities	2,384	2,020
Total current liabilities	58,534	58,837
Other Liabilities:
Long-term debt	4,752	5,784
Long-term portion of earnout	1,078	1,738
Subordinated promissory notes-related party	3,235	3,424
Mandatorily redeemable non-controlling interest	711	565
Deferred income taxes	1,341	1,341
Long-term operating lease liabilities	7,284	5,689
Other liabilities	522	483
Total other liabilities	18,923	19,024
Total liabilities	77,457	77,861
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at March 31, 2024 and September 30, 2023, liquidation value of $7,870 and $7,713 at March 31, 2024 and September 30, 2023, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of March 31, 2024 and September 30, 2023, respectively	1	1
Paid-in capital	17,086	17,107
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	2,600	2,105
Total stockholders’ equity	19,447	18,973
Total liabilities and stockholders’ equity	$96,904	$96,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues	$42,122	$45,378	$83,157	$102,422
Forwarding expenses and cost of revenues	28,299	31,629	55,189	73,756
Gross profit	13,823	13,749	27,968	28,666
Cost and Expenses:
Selling, general and administrative	12,701	12,302	25,306	25,313
Amortization of intangible assets	542	543	1,080	1,069
Total Costs and Expenses	13,243	12,845	26,386	26,382
Income from Operations	580	904	1,582	2,284
Other Items:
Interest expense	(550)	(474)	(1,074)	(948)
Other income (expense)	66	(111)	56	(510)
Income Before Income Taxes	96	319	564	826
Income tax benefit (expense)	123	(101)	(69)	(248)
Net Income	219	218	495	578
Preferred stock dividends	(85)	(70)	(157)	(142)
Net Income Available to Common Stockholders	$134	$148	$338	$436

Net income per share
Basic	$0.18	$0.18	$0.42	$0.49
Diluted	$0.18	$0.18	$0.41	$0.48
Net income per share attributable to common stockholders:
Basic	$0.11	$0.12	$0.29	$0.37
Diluted	$0.11	$0.12	$0.28	$0.36
Weighted average number of shares outstanding:
Basic	1,186.4	1,186.4	1,186.4	1,186.4
Diluted	1,204.3	1,206.1	1,203.3	1,207.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2023	11,368	—	1,206,354	$1	$17,107	20,000	$(240)	$2,105	$18,973
Net Income	—	—	—	—	—	—	—	276	276
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock based compensation	—	—	—	—	68	—	—	—	68
Balance - December 31, 2023	11,368	—	1,206,354	1	17,103	20,000	(240)	2,381	19,245
Net Income	—	—	—	—	—	—	—	219	219
Dividends to preferred stockholders	—	—	—	—	(85)	—	—	—	(85)
Stock based compensation	—	—	—	—	68	—	—	—	68
Balance - March 31, 2024	11,368	$—	1,206,354	$1	$17,086	20,000	$(240)	$2,600	$19,447

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2022	11,368	$—	1,206,354	$1	$17,184	20,000	$(240)	$1,382	$18,327
Net Income	—	—	—	—	—	—	—	360	360
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock based compensation	—	—	—	—	51	—	—	—	51
Balance - December 31, 2022	11,368	$—	1,206,354	1	17,163	20,000	(240)	1,742	18,666
Net Income	—	—	—	—	—	—	—	218	218
Dividends to preferred stockholders	—	—	—	—	(70)	—	—	—	(70)
Stock based compensation	—	—	—	—	53	—	—	—	53
Balance - March 31, 2023	11,368	$—	1,206,354	$1	$17,146	20,000	$(240)	$1,960	$18,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$495	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of uncollectible accounts	(164)	(237)
Depreciation	265	243
Deferred income tax provision	—	(23)
Amortization of intangible assets	1,080	1,069
Amortization of acquired inventory valuation	171	217
Amortization of loan costs	52	8
Stock-based compensation	143	123
Unrealized loss on marketable securities	642	510
Change in fair value of mandatorily redeemable noncontrolling interest	146	—
Fair value adjustments of contingent earnout liabilities	435	—
Gain on extinguishment	(21)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	430	27,112
Inventory	(9)	(145)
Prepaid expenses and other current assets	(236)	(1,729)
Security deposits and other long-term assets	136	(116)
Accounts payable and accrued expenses	585	(17,563)
Other liabilities	144	53
Net cash provided by operating activities	4,294	10,100
Cash flows from investing activities:
Acquisition of property and equipment, net of disposals	(327)	(178)
Earnout payment	(740)	(1,693)
Acquisitions, net of cash acquired	(571)	(3,911)
Net cash used in investing activities	(1,638)	(5,782)
Cash flows from financing activities:
Repayments of term loan	(1,083)	(725)
Lines of credit payments, net	(1,186)	(7,663)
Repayment of subordinate promissory notes, net	(817)	(208)
Net cash used in financing activities	(3,086)	(8,596)
Net (decrease) in cash	(430)	(4,278)
Cash at beginning of the period	2,461	6,591
Cash and restricted cash at end of period	2,031	2,313

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$963	$781
Income taxes	$320	$1,047
Non-cash operating activities:
Contingent earnout acquisition	$64	$600
Due to former owners	$740	$455
Non-cash financing activities:
Dividends declared to preferred stockholders	$157	$142

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)
(Unaudited)

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

Restricted Cash

In the second half of 2024, the Company plans to insure certain risks through a newly formed wholly-owned captive insurance company, Gainesville Insurance Company, Inc. (“Gainesville”), certain self-insured or deductible amounts. In addition, we will also maintain some of our normal, historical insurance policies with third party insurers. Restricted cash represents deposited held by Gainesville that are required by state insurance regulations to remain in the captive insurance company as cash or cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of March 31, 2024, Gainesville has not received any insurance premiums, paid any claims, or provided any insurance coverage to the Company.

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

The Company evaluates whether amounts billed to customers should be reported as gross or net revenues. Generally, revenues are recorded on a gross basis when the Company is acting as principal and is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party. Revenues are recognized on a net basis when the Company is acting as agent, and we do not have latitude in carrier selection or in establishing rates with the carrier.

In the Logistics segment, the Company disaggregates its revenue by its four primary service categories: Trucking, Ocean, Air, Customs Brokerage and Other. A summary of the Company’s revenues disaggregated by major service lines for the three and six months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service Type
Trucking	$18,354	$19,596	$36,351	$42,357
Ocean	8,312	9,240	14,761	27,406
Air	5,818	5,219	12,528	11,458
Customs brokerage and other	3,615	5,823	7,674	10,457
Total	$36,099	$39,878	$71,314	$91,678

Life Sciences and Manufacturing

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Revenues from the Company’s Manufacturing segment, which is comprised of Indco, a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries (“Indco”), are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Revenues for Life Sciences and Manufacturing are recognized when products are shipped and the risk of loss is transferred to the carrier(s) used.

2.	ACQUISITIONS

Fiscal 2024 Acquisitions

Life Sciences

On February 1, 2024, the Company completed a business combination whereby it acquired all of the outstanding stock of ViraQuest, Inc. (“ViraQuest”), for an aggregate purchase price of $635, net of $29 cash received. At closing, $600 was paid in cash and $64 was recorded as a preliminary earnout consideration. The acquisition was funded with cash provided by operating activities, and the results of operations of ViraQuest are included in Janel’s condensed consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $74 in goodwill and $412 in other identifiable intangibles. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. ViraQuest is a biotechnology custom service provider specializing in adenovirus production services. ViraQuest was founded in 2000 and is headquartered in North Liberty, Iowa. The acquisition of ViraQuest was completed to expand our service offerings in our Life Sciences segment.

The Company is still finalizing the valuation of assets acquired and liabilities assumed for ViraQuest, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, fair value of accounts receivable or a change in the goodwill balance.

Fiscal 2023 Acquisitions

Life Sciences

On November 1, 2022, the Company completed a business combination whereby it acquired all of the outstanding stock of ImmunoBioScience Corporation (“IBS”), for an aggregate purchase price of $3,602, net of $153 cash received.  At closing, $3,000 was paid in cash, $250 was due to the former stockholder of IBS as a deferred acquisition payment upon integration, $300 was recorded as a preliminary earnout consideration (not to exceed $750) and $205 was recorded as a preliminary working capital adjustment. The acquisition was funded with cash provided by normal operations, and the results of operations of IBS are included in Janel’s condensed consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $1,468 in goodwill and $1,680 in other identifiable intangibles. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. IBS is a developer and manufacturer of high-quality reagents used by research and diagnostic customers. IBS was founded in 2007 and is headquartered in Mukilteo, Washington. The acquisition of IBS was completed to expand our product offerings in our Life Sciences segment.

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

3.	INVENTORY

Inventories consisted of the following (in thousands):

	March 31, 2024	September 30, 2023
Finished goods	$1,960	$2,095
Work-in-process	864	969
Raw materials	1,901	1,811
Gross inventory	4,725	4,875
Less – reserve for inventory valuation	(28)	(25)
Inventory net	$4,697	$4,850

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	March 31, 2024	September 30, 2023	Life
Customer relationships	$25,570	$25,238	10-24 Years
Trademarks/names	4,541	4,559	1-20 Years
Trademarks/names	541	521	Indefinite
Other	2,007	1,929	2-22 Years
	32,659	32,247
Less: Accumulated Amortization	(10,644)	(9,564)
Intangible assets, net	$22,015	$22,683

The composition of the intangible assets balance at March 31, 2024 and September 30, 2023 is as follows (in thousands):

	March 31, 2024	September 30, 2023
Logistics	$18,174	$18,174
Life Sciences	6,785	6,373
Manufacturing	7,700	7,700
	32,659	32,247
Less: Accumulated Amortization	(10,644)	(9,564)
Intangible assets, net	$22,015	$22,683

Amortization expense for the six months ended March 31, 2024 and 2023 was $1,080 and $1,069, respectively.

5.	GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of the goodwill balance at March 31, 2024 and September 30, 2023 was as follows (in thousands):

	March 31, 2024	September 30, 2023
Logistics	$9,175	$9,175
Life Sciences	6,171	6,096
Manufacturing	5,046	5,046
Total	$20,392	$20,317

6.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

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

On December 21, 2023, we entered into the Sixth Amendment to the Santander Loan Agreement (the “Sixth Santander Amendment”). The Sixth Santander Amendment modified the reporting due date of the monthly borrowing base calculation from the fifth day to the fifteenth day of each month.

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

At March 31, 2024, outstanding borrowings under the Santander Facility were $17,173, representing 49.1% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 7.68%.

At September 30, 2023, outstanding borrowings under the Santander Facility were $18,759, representing 53.6% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.60%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both March 31, 2024 and September 30, 2023.

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

On January 10, 2024, the First Merchants Credit Facilities was amended to provide for, among other changes, permitted affiliate loans provided availability on its revolving loan both before and after giving effect to any such loan, is not less than $1,000 and maturity of such permitted affiliate loans are not to exceed fourteen days from disbursement.

As of March 31, 2024, there were $1,350 of outstanding borrowings under the acquisition loan, $5,198 of outstanding borrowings under the Term A loan and $598 of outstanding borrowings under the Term B loan, with interest accruing on the acquisition loan at an effective interest rate of 8.19% and on the Term A loan and Term B loan at an effective interest rate of 8.19% and 4.19%, respectively.

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

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at March 31, 2024 and September 30, 2023.

The table below sets forth the total long-term debt, net of capitalized loan fees of $349 for the First Merchants Credit Agreement (in thousands):

(in thousands)	March 31, 2024	September 30, 2023
Total Debt	$5,468	$6,499
Less Current Portion	(716)	(715)
Long-term Portion	$4,752	$5,784

7.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

(A)	ICT Subordinated Promissory Note

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

As of March 31, 2024, the amount outstanding under the ICT Subordinated Promissory Note was $165, net of a $28 discount, which is included in the current portion of subordinated promissory notes.

As of September 30, 2023, the amount outstanding under the ICT Subordinated Promissory Note was $312, of which $288 is included in the current portion of subordinated promissory notes and $24 is included in the long-term portion of subordinated promissory notes.

(B)	ELFS Subordinated Promissory Notes

Janel Group is the obligor on four fixed 4% subordinated promissory notes totaling $6,000 in the aggregate (together, the “ELFS Subordinated Promissory Notes”), payable to certain former shareholders of ELFS, in connection with the Company’s business combination whereby it acquired all the membership interest of ELFS and its related subsidiaries.  All of the ELFS Subordinated Promissory Notes are guaranteed by the Company and are subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the Santander Facility and the First Merchants Credit Facility. The ELFS Subordinated Promissory Notes are payable in twelve equal consecutive quarterly installments of principal together with accrued interest. Beginning October 15, 2021 and on the same day of the next eight consecutive calendar quarters, thereafter payment of accrued interest and unpaid interest is due to the former shareholders. Beginning October 15, 2023, and on the same day of the next twelve consecutive calendar quarters thereafter payment of principal together with accrued interest and unpaid interest is due to the former shareholders. In June 2022, the principal amount of the ELFS Subordinated Promissory Notes was adjusted to $5,100 due to a revised working capital adjustment of $900.

On December 1, 2023, in connection with the Purchase Agreement Amendment among Janel Group and the ELFS Sellers, the Company extended the ELFS Subordinated Promissory Notes maturity by two years and restored the working capital adjustment (as defined in the Purchase Agreement) by $900 which increased the principal amount of the ELFS Subordinated Promissory Notes to $6,000. The Company evaluated the accounting treatment related to the amendment and determined the agreements are substantially different and extinguished the original subordinated promissory notes and recorded the amended subordinated promissory notes at fair value of $4,654. As a result, the Company recorded a debt discount of approximately $921 and a $21 gain on extinguishment.

As of March 31, 2024, the gross amount outstanding under the ELFS Subordinated Promissory Notes was $5,282, ($4,409 net of $873 unamortized discount), of which $1,174 was included in the current portion of subordinated promissory notes and $3,235 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2023, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100, of which $1,700 was included in the current portion of subordinated promissory notes and $3,400 was included in the long-term portion of subordinated promissory notes.

The table below sets forth the total Long-term portion of subordinated promissory notes (in thousands):

(in thousands)	March 31, 2024	September 30, 2023
Total subordinated promissory notes	$4,574	$5,412
Less current portion of subordinated promissory notes	(1,339)	(1,988)
Long-term portion of subordinated promissory notes	$3,235	$3,424

8.	STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and increased by 1% on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of March 31, 2024 and September 30, 2023 was 6% and 5%, respectively.

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

Total stock-based compensation for the six months ended March 31, 2024 and 2023 amounted to $143 and $123, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2023	40,993	$22.53	6.6	$773.02
Granted	12,500	$28.30	9.5	$171.88
Expired	(3,500)	$3.25	—	$—
Outstanding balance at March 31, 2024	49,993	$25.30	7.4	$944.90
Exercisable at March 31, 2024	24,162	$12.60	5.8	$709.72

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at March 31, 2024 of $42.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2024, there was approximately $411 of total unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized over a weighted average period of two years.

Liability classified share-based awards

During the six months ended March 31, 2024 and fiscal year ended September 30, 2023, there were no options granted and no options were exercised with respect to Indco’s common stock.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2024	2023	2024	2023
Income:
Net income	$219	$218	$495	$578
Preferred stock dividends	(85)	(70)	(157)	(142)
Net income available to common stockholders	$134	$148	$338	$436

Common Shares:
Basic - weighted average common shares	1,186.4	1,186.4	1,186.4	1,186.4
Effect of dilutive stock options	17.9	19.7	16.9	20.8
Diluted - weighted average common stock	1,204.3	1,206.1	1,203.3	1,207.2

Income per Common Share:
Basic -
Net income	$0.18	$0.18	$0.42	$0.49
Preferred stock dividends	(0.07)	(0.06)	(0.13)	(0.12)
Net income available to common stockholders	$0.11	$0.12	$0.29	$0.37

Diluted -
Net income	$0.18	$0.18	$0.41	$0.48
Preferred stock dividends	(0.07)	(0.06)	(0.13)	(0.12)
Net income available to common stockholders	$0.11	$0.12	$0.28	$0.36

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 10 anti-dilutive shares for each of the three- and six-month periods ended March 31, 2023. There were 22.5 anti-dilutive shares for each of the three- and six-month periods ended March 31, 2024.

11.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three- and six-month periods ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Federal taxes at statutory rates	$(20)	$(67)	$(118)	$(174)
Permanent differences and other	151	(35)	93	(36)
State and local taxes, net of Federal benefit	(8)	1	(44)	(38)
Total	$123	$(101)	$(69)	$(248)

12.	BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2024:

For the three months ended March 31, 2024 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$42,122	$36,099	$3,524	$2,499	$—
Forwarding expenses and cost of revenues	28,299	26,293	850	1,156	—
Gross profit	13,823	9,806	2,674	1,343	—
Selling, general and administrative	12,701	8,877	1,745	787	1,292
Amortization of intangible assets	542	—	—	—	542
Income (loss) from operations	580	929	929	556	(1,834)
Interest expense	550	405	70	75	—
Identifiable assets	96,904	35,318	12,370	4,142	45,074
Capital expenditures, net of disposals	274	8	266	—	—

For the six months ended March 31, 2024 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$83,157	$71,314	$7,005	$4,838	$—
Forwarding expenses and cost of revenues	55,189	51,507	1,456	2,226	—
Gross profit	27,968	19,807	5,549	2,612	—
Selling, general and administrative	25,306	17,742	3,495	1,571	2,498
Amortization of intangible assets	1,080	—	—	—	1,080
Income (loss) from operations	1,582	2,065	2,054	1,041	(3,578)
Interest expense	1,074	762	148	164	—
Identifiable assets	96,904	35,318	12,370	4,142	45,074
Capital expenditures, net of disposals	327	26	301	—	—

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2023:

For the three months ended March 31, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$45,378	$39,878	$3,068	$2,432	$—
Forwarding expenses and cost of revenues	31,629	29,831	627	1,171	—
Gross profit	13,749	10,047	2,441	1,261	—
Selling, general and administrative	12,302	8,734	1,570	776	1,222
Amortization of intangible assets	543	—	—	—	543
Income (loss) from operations	904	1,313	871	485	(1,765)
Interest expense	474	325	42	107	—
Identifiable assets	99,539	36,726	11,402	4,305	47,106
Capital expenditures, net of disposals	98	35	63	—	—

For the six months ended March 31, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$102,422	$91,678	$5,906	$4,838	$—
Forwarding expenses and cost of revenues	73,756	70,098	1,355	2,303	—
Gross profit	28,666	21,580	4,551	2,535	—
Selling, general and administrative	25,313	18,262	3,080	1,550	2,421
Amortization of intangible assets	1,069	—	—	—	1,069
Income (loss) from operations	2,284	3,318	1,471	985	(3,490)
Interest expense	948	659	79	210	—
Identifiable assets	99,539	36,726	11,402	4,305	47,106
Capital expenditures, net of disposals	178	103	73	2	—

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Level 1 Assets	March 31, 2024	September 30, 2023
Investment in Rubicon at fair value	$931	1,573

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer. As of each of March 31, 2024 and September 30, 2023, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense).

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

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which is measured at fair value on a recurring basis utilizing Level 1 assumptions in its valuation (in thousands):

	March 31, 2024	September 30, 2023
Balance beginning of period	$1,573	$2,371
Fair value adjustment to Rubicon investment	(642)	(798)
Balance end of period	$931	$1,573

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

	March 31, 2024	September 30, 2023
Level 1 Contingent earnout liabilities	2,040	—
Level 3 Contingent earnout liabilities	50	2,330
Total	2,090	2,330

These liabilities relate to the estimated fair value of earnout payments to former IBS, ViraQuest, and ELFS owners for the periods ending March 31, 2024 and September 30, 2023.

On December 1, 2023, in connection with the Purchase Agreement Amendment among Janel Group and the ELFS Sellers described above, the parties agreed to certain modifications fixing the amount of the remaining earnout payments to ELFS in earnout years three and four to $1,078 each year. As a result, the measurement of the earnout liability became a Level 1 fair value measurement based on the present value of the negotiated payments.

The current and non-current portions of the fair value of the contingent earnout liabilities at March 31, 2024 were $1,012 and $1,078, respectively. The current and non-current portions of the fair value of the contingent earnout liabilities at September 30, 2023 were $592 and $1,738, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation (in thousands):

	March 31, 2024	September 30, 2023
Balance beginning of period	$2,330	$4,580
Fair value of contingent consideration recorded in connection with business combinations	64	300
Earnout payment	(739)	(1,693)
Adjustments to earnout	435	—
Fair value adjustment of contingent earnout liabilities	—	(857)
Balance end of period	$2,090	$2,330

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

The Company has operating leases for office and warehouse space in certain locations where it conducts business. As of March 31, 2024, the remaining terms of the Company’s operating leases were between one and 119 months, and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three- and six-month periods ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Operating lease cost	$614	$466	$1,213	$1,017
Short-term lease cost	85	113	185	133
Total lease cost	$699	$579	$1,398	$1,150

Rent expense for the six months ended March 31, 2024 and 2023 was $1,398 and $1,150, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of March 31, 2024 were $9,313, $2,384 and $7,284, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2023 were $7,460, $2,020 and $5,689, respectively.

As of March 31, 2024 and September 30, 2023, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.7 years and 5.58% and 5.9 years and 4.01%, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2024 were as follows (in thousands):

2025	$2,444
2026	2,162
2027	1,852
2028	1,881
2029	1,408
Thereafter	1,752
Total undiscounted lease payments	11,499
Less imputed interest	(1,831)
Total lease obligations	$9,668

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three and six months ended March 31, 2024, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

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

On February 1, 2024, the Company completed a business combination whereby it acquired all of the outstanding stock of ViraQuest Inc., which we include in our Life Sciences segment.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Rubicon Purchase Agreement”). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represent 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The Company owned approximately 46.6% of Rubicon’s issued and outstanding shares of common stock as of March 31, 2024 and September 30, 2023.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our board of directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 8, 2023. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the six months ended March 31, 2024.

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

Results of Operations – Janel Corporation - Three and Six Months Ended March 31, 2024 and 2023

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Revenues	$42,122	$45,378	$83,157	$102,422
Forwarding expenses and cost of revenues	28,299	31,629	55,189	73,756
Gross profit	13,823	13,749	27,968	28,666
Operating expenses	13,243	12,845	26,386	26,382
Income from operations	580	904	1,582	2,284
Net income	219	218	495	578
Adjusted operating income	$1,282	$1,636	$2,976	$3,693

Consolidated revenues for the three months ended March 31, 2024 were $42,122, which was $3,256 or 7.1% lower than the prior year period. Consolidated revenues for the six months ended March 31, 2024 were $83,157, which was $19,265 or 18.8% lower than the prior year period. Revenues for both the three and six months ended March 31, 2024 decreased primarily due to lower freight prices in our Logistics segment as a result of lower freight demand aligned more closely with global transportation capacity.

Income from operations for the three months ended March 31, 2024 was $580 compared with $904 in the prior year period. Income from operations for the six months ended March 31, 2024 was $1,582 compared with $2,284 in the prior year period. The decrease for both the three and six months ended March 31, 2024 resulted from lower profits primarily in our Logistics segment.

Net income for the three months ended March 31, 2024 totaled $219 or $0.18 per diluted share, compared to net income of $218 or $0.18 per diluted share for the three months ended March 31, 2023. Net income for the six months ended March 31, 2024 totaled $495 or $0.41 per diluted share, compared to net income of $578 or $0.48 per diluted share for the six months ended March 31, 2023. The decline in net income for the six months ended March 31, 2024 was largely due to lower profits (primarily in our Logistics segment) and higher interest expense.

Adjusted operating income for the three months ended March 31, 2024 decreased to $1,282 versus $1,636 in the prior year period. Adjusted operating income for the six months ended March 31, 2024 decreased to $2,976 versus $3,693 in the prior year period. The decrease for both the three and six months ended March 31, 2024 resulted primarily from a decline in profits in our Logistics segment partially offset by an increase in profits at our other businesses.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Income from operations	$580	$904	$1,582	$2,284
Amortization of intangible assets	542	543	1,080	1,069
Stock-based compensation	72	62	143	123
Cost recognized on sale of acquired inventory	88	127	171	217
Adjusted operating income	$1,282	$1,636	$2,976	$3,693

Results of Operations – Logistics – Three and Six Months Ended March 31, 2024 and 2023

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include arrangement of freight forwarding by air, ocean and ground, customs entry filing, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
(in thousands)
Revenues	$36,099	$39,878	$71,314	$91,678
Forwarding expenses	26,293	29,831	51,507	70,098
Gross profit	9,806	10,047	19,807	21,580
Gross profit margin	27.2%	25.2%	27.8%	23.5%
Selling, general and administrative expenses	8,877	8,734	17,742	18,262
Income from operations	$929	$1,313	$2,065	$3,318

Revenues

Total revenues for the three months ended March 31, 2024 was $36,099 as compared to $39,878 for the three months ended March 31, 2023, a decrease of $3,779, or 9.5%. Total revenues for the six months ended March 31, 2024 was $71,314 as compared to $91,678 for the six months ended March 31, 2023, a decrease of $20,364 or 22.2%. Revenues decreased for both the three and six months ended March 31, 2024 primarily due to a reduction in transportation rates as lower freight demand aligned more closely with global transportation capacity.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $9,806, a decrease of $241, or 2.4%, as compared to $10,047 for the three months ended March 31, 2023. Gross profit margin as a percentage of revenues increased to 27.2% for the three months ended March 31, 2024, compared to 25.2% for the prior year period. While revenues were down primarily due to a reduction in transportation rates, our gross profit margin was not negatively impacted given our pricing model.

Gross profit for the six months ended March 31, 2024 was $19,807, a decrease of $1,773, or 8.2%, as compared to $21,580 for the six months ended March 31, 2023. Gross profit margin as a percentage of revenue increased to 27.8% compared to 23.5% for the prior year period. While revenues were down primarily due to a reduction in transportation rates, our gross profit margin was not negatively impacted given our pricing model.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 were $8,877, as compared to $8,734 for the three months ended March 31, 2023. This increase of $143, or 1.6%, was mainly due to higher insurance expenses and bad debt expense. Selling, general and administrative expenses as a percentage of revenue were 24.6% and 21.9% for the three months ended March 31, 2024 and 2023, respectively. The increase in selling, general and administrative expenses as a percentage of revenue largely reflected the reduction in transportation rates.

Selling, general and administrative expenses for the six months ended March 31, 2024 were $17,742, as compared to $18,262 for the six months ended March 31, 2023. This decrease of $520, or 2.8%, was mainly due to lower professional service fees during the period. Selling, general and administrative expenses as a percentage of revenue were 24.9% and 19.9% of revenue for the six months ended March 31, 2024 and 2023, respectively. The increase in selling, general and administrative expenses as a percentage of revenues largely reflected the decrease in transportation rates.

Income from Operations

Income from operations decreased to $929 for the three months ended March 31, 2024, as compared to income from operations of $1,313 for the three months ended March 31, 2023, a decrease of $384, or 29.2%. Income from operations decreased as a result of lower transportation demand. Operating margin as a percentage of gross profit for the three months ended March 31, 2024 was 9.5% compared to 13.1% in the prior year period due to lower income from operations.

Income from operations decreased to $2,065 for the six months ended March 31, 2024, as compared to $3,318 for the six months ended March 31, 2023, a decrease of $1,253, or 37.8%. Income from operations decreased during the six months ended March 31, 2024 as a result of lower transportation demand. Our operating margin as a percentage of gross profit for the six months ended March 31, 2024 was 10.4% compared to 15.4% in the prior year period largely due to lower income from operations.

Results of Operations – Life Sciences – Three and Six Months Ended March 31, 2024 and 2023

The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences business also produces products for other life science companies on an OEM basis.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
(in thousands)
Revenues	$3,524	$3,068	$7,005	$5,906
Cost of sales	762	500	1,285	1,138
Cost recognized upon sale of acquired inventory	88	127	171	217
Gross profit	2,674	2,441	5,549	4,551
Gross profit margin	75.9%	79.6%	79.2%	77.1%
Selling, general and administrative expenses	1,745	1,570	3,495	3,080
Income from operations	$929	$871	$2,054	$1,471

Revenues

Total revenues were $3,524 and $3,068 for the three months ended March 31, 2024 and 2023, respectively, reflecting an increase of $456, or 14.9%, compared to the prior year period due to increased OEM sales. Organic revenues excluding acquisition revenue increased $328, or 10.7%.

Total revenues were $7,005 and $5,906 for the six months ended March 31, 2024 and 2023, respectively, reflecting an increase of $1,099, or 18.6%, compared to the prior year period due to increased OEM sales. Organic revenues excluding acquisition revenue increased $884, or 15.0%.

Gross Profit

Gross profit was $2,674 and $2,441 for the three months ended March 31, 2024 and 2023, respectively, an increase of $233, or 9.5%. During the three months ended March 31, 2024 and 2023, gross profit margin was 75.9% and 79.6%, respectively, as cost of sales increased.

Gross profit was $5,549 and $4,551 for the six months ended March 31, 2024 and 2023, respectively, an increase of $998 or 21.9%. In the six months ended March 31, 2024 and 2023, gross profit margin was 79.2% and 77.1%, respectively. Gross profit margin increased as product mix improvements yielded higher margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,745 and $1,570 for the three months ended March 31, 2024 and 2023, respectively. Selling, general and administrative expenses were $3,495 and $3,080 for the six months ended March 31, 2024 and 2023, respectively. The year-over-year increases for both periods were largely due to additional expenses from acquired businesses.

Income from Operations

Income from operations for the three months ended March 31, 2024 and 2023 was $929 and $871, respectively, an increase of $58, or 6.7%. Income from operations for the six months ended March 31, 2024 and 2023 was $2,054 and $1,471, respectively, an increase of $583, or 39.6%. Both the three-month and six-month periods were impacted by greater OEM demand and product mix improvements.

Results of Operations - Manufacturing – Three and Six Months Ended March 31, 2024 and 2023

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
(in thousands)
Revenues	$2,499	$2,432	$4,838	$4,838
Cost of sales	1,156	1,171	2,226	2,303
Gross profit	1,343	1,261	2,612	2,535
Gross profit margin	53.7%	51.9%	54.0%	52.4%
Selling, general and administrative expenses	787	776	1,571	1,550
Income from operations	$556	$485	$1,041	$985

Revenues

Total revenues were $2,499 and $2,432 for the three months ended March 31, 2024 and 2023, respectively, an increase of $67, or 2.8%. Total revenues were $4,838 for each of the six months ended March 31, 2024 and 2023. The increase in revenues for the three months ended March 31, 2024 reflected a slight increase in volume across the business.

Gross Profit

Gross profit was $1,343 and $1,261 for the three months ended March 31, 2024 and 2023, respectively, an increase of $82, or 6.5%. Gross profit margin for the three months ended March 31, 2024 and 2023 was 53.7% and 51.9%, respectively. Gross profit was $2,612 and $2,535 for the six months ended March 31, 2024 and 2023, respectively, an increase of $77, or 3.0%. Gross profit margin for the six months ended March 31, 2024 and 2023 was 54.0% and 52.4%, respectively. The modest year-over-year increase in gross profit margin in both periods was generally due to the mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were consistent for the three and six months ended March 31, 2024 when compared to March 31, 2023.  Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were $787 and $776, respectively. Selling, general and administrative expenses for the six months ended March 31, 2024 and 2023 were $1,571 and $1,550, respectively.

Income from Operations

Income from operations was $556 for the three months ended March 31, 2024 compared to $485 for the three months ended March 31, 2023, representing a 14.6% increase from the prior year period due to increases in sales of certain product lines versus the prior year period. Income from operations was $1,041 for the six months ended March 31, 2024 compared to $985 for the six months ended March 31, 2023, representing a 5.7% increase from the prior year period as a result of a decrease in cost of sales.

Results of Operations – Corporate and Other – Three and Six Months Ended March 31, 2024 and 2023

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Total income from operations by segment	$2,414	$2,669	$5,160	$5,774
Corporate expenses	(1,220)	(1,160)	(2,355)	(2,298)
Amortization of intangible assets	(542)	(543)	(1,080)	(1,069)
Stock-based compensation	(72)	(62)	(143)	(123)
Total corporate expenses	(1,834)	(1,765)	(3,578)	(3,490)
Interest expense	(550)	(474)	(1,074)	(948)
Fair value adjustments to Rubicon investment (net of dividends)	66	(111)	576	(510)
Fair value adjustments of contingent earnout liabilities	—	—	(395)	—
Gain on extinguishment	—	—	21	—
Change in fair value of mandatorily redeemable non-controlling interest	—	—	(146)	—
Net income before taxes	96	319	564	826
Income tax benefit (expense)	123	(101)	(69)	(248)
Net Income	219	218	495	578
Preferred stock dividends	(85)	(70)	(157)	(142)
Net Income Available to Common Stockholders	$134	$148	$338	$436

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $69, or 3.9%, to $1,834 in the three months ended March 31, 2024 as compared to $1,765 for the three months ended March 31, 2023. Total Corporate expenses increased by $88, or 2.5%, to $3,578 for the six months ended March 31, 2024 as compared to $3,490 for the six months ended March 31, 2023. The increase in both periods was due primarily to higher stock-based compensation related to more issuances of stock options, higher legal-related professional expense, an increase in executive severance costs, and increased merger and acquisition expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $76, or 16.0%, to $550 for the three months ended March 31, 2024 from $474 for the three months ended March 31, 2023. Interest expense for the consolidated company increased by $126, or 13.3%, to $1,074 for the six months ended March 31, 2024 from $948 for the six months ended March 31, 2023. The increase in both periods was primarily due to higher interest rates partially offset by lower average debt balances.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax benefit of $123 for the three months ended March 31, 2024, as compared to an income tax expense of $101 for the three months ended March 31, 2023. On a consolidated basis, the Company recorded an income tax expense of $69 for the six months ended March 31, 2024, as compared to an income tax expense of $248 for the six months ended March 31, 2023.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended March 31, 2024 and 2023, preferred stock dividends were $85 and $70, respectively, representing an increase of $15, or 21.4%. For the six months ended March 31, 2024 and 2023, preferred stock dividends were $157 and $142, respectively, representing an increase of $15, or 10.6%. The increase in preferred stock dividends in both periods was the result of the increase in the dividend rate of the Series C Stock by 1% on January 1, 2024. Such rate is set to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of each of March 31, 2024 and September 30, 2023 was 6% and 5%, respectively.

Net Income

Net income was $219, or $0.18 per diluted share, for the three months ended March 31, 2024 compared to net income of $218 or $0.18 per diluted share, for the three months ended March 31, 2023. The flat net income for the three months ended March 31, 2024 compared to March 31, 2023 was largely due to an income tax benefit and an increase in the fair value of our Rubicon investment, offset by lower income from operations and increases in interest expense.

Net income was $495, or $0.41 per diluted share, for the six months ended March 31, 2024 compared to net income of $578, or $0.48 per diluted share, for the six months ended March 31, 2023. The decline in net income for the six months ended March 31, 2024 was largely due to lower profits in our Logistics segment and higher interest expenses.

Income Available to Common Stockholders

Income available to holders of Common Stock was $134, or $0.11 per diluted share, for the three months ended March 31, 2024 compared to income available to holders of Common Stock of $148, or $0.12 per diluted share, for the three months ended March 31, 2023. Income available to holders of Common Stock was $338, or $0.28 per diluted share, for the six months ended March 31, 2024 compared to income available to holders of Common Stock of $436, or $0.36 per diluted share, for the six months ended March 31, 2023. The decrease in net income available to common stockholders for the three months ended March 31, 2024 was the result of an increase in the dividend rate with respect to the Series C Preferred Stock from 5% to 6%. The decrease in net income available to common stockholders for the six months ended March 31, 2024 was the result of lower net income and an increase in the dividend rate with respect to the Series C Preferred Stock from 5% to 6%.

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

Our cash flow performance for the 2024 fiscal year may not necessarily be indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities was $4,294 for the six months ended March 31, 2024, versus $10,100 provided by operating activities for the six months ended March 31, 2023. The decrease in cash provided by operations for the six months ended March 31, 2024 compared to the prior year period was driven principally by a lower net working capital benefit at our Logistics segment.

Cash flows from investing activities

Net cash used in investing activities totaled $1,638 for the six months ended March 31, 2024, versus $5,782 for the six months ended March 31, 2023. We used $327 for the acquisition of property and equipment, $571 for the acquisition of one business, and $740 in earnout payments to the former owners of ELFS and IBS for the six months ended March 31, 2024, compared to $178 for the acquisition of property and equipment, $1,693 in earnout payment to the former owners of ELFS and $3,911 for the acquisition of two businesses for the six months ended March 31, 2023.

Cash flows from financing activities

Net cash used in financing activities was $3,086 for the six months ended March 31, 2024, versus net cash used in financing activities of $8,596 for the six months ended March 31, 2023. Net cash used in financing activities for the six months ended March 31, 2024 included repayment of funds from our lines of credit, repayment of funds from our term loan and repayment of subordinated promissory notes. Net cash provided financing activities for the six months ended March 31, 2023 primarily included repayment of funds from our lines of credit and repayment of term loans.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of ViraQuest from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. ViraQuest, which the Company acquired on February 1, 2024, constituted approximately 1 percent of the Company’s total assets and a 4 percent of income before income taxes of the Company as of and for the quarter ended March 31, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

As referenced above, the Company acquired ViraQuest on February 1, 2024. The Company is in the process of reviewing the internal control structure of ViraQuest and, if necessary, will make appropriate changes as it integrates ViraQuest into the Company’s overall internal control over financial reporting process.  Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the six months ended March 31, 2024. In addition, there were no shares of Common Stock purchased by us during the six months ended March 31, 2024.

ITEM 6.	EXHIBIT INDEX

10.1
First Amendment to Amended and Restated Credit Agreement, by and among Indco, Inc. a Tennessee corporation, Antibodies Incorporated, a California corporation, Aves Labs, Inc., an Oregon corporation, PhosphoSolutions LLC, a Nevada limited liability company, ImmunoChemistry Technologies LLC, a Minnesota limited liability company, ECM BioSciences, LLC, a Kentucky limited liability company, Stephen Hall, PHD LTD, an Indiana corporation, ImmunoBioScience Corp., a Washington corporation (collectively as borrowers) and Janel Corporation, a Nevada corporation, as guarantor, and First Merchants Bank, as bank.
dated January 10, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 for the three and six months ended March 31, 2024 and 2023 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2024	JANEL CORPORATION
Registrant

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2024	JANEL CORPORATION
Registrant

/s/ Joseph R. Ferrara
Joseph R. Ferrara
Chief Financial Officer, Treasurer and Secretary