Form 10-Q
period 2024-06-30
JANEL CORP
filed 2024-08-02
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 2, 2024 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended June 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2024	September 30, 2023
ASSETS
Current Assets:
Cash	$3,054	$2,461
Accounts receivable, net of allowance for doubtful accounts	32,627	27,518
Inventory, net	4,556	4,850
Prepaid expenses and other current assets	4,477	4,459
Total current assets	44,714	39,288
Property and Equipment, net	5,296	4,922
Other Assets:
Intangible assets, net	23,830	22,683
Goodwill	23,946	20,317
Restricted cash	250	—
Investment in Rubicon at fair value	831	1,573
Operating lease right of use asset	9,113	7,460
Security deposits and other long-term assets	586	591
Total other assets	58,556	52,624
Total assets	$108,566	$96,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$22,081	$19,709
Accounts payable - trade	32,058	25,447
Accrued expenses and other current liabilities	6,973	6,337
Dividends payable	2,271	2,029
Current portion of earnout	1,149	592
Current portion of long-term debt	716	715
Current portion of subordinated promissory notes-related party	1,683	1,988
Current portion of operating lease liabilities	2,445	2,020
Total current liabilities	69,376	58,837
Other Liabilities:
Long-term debt	4,282	5,784
Long-term portion of earnout	2,011	1,738
Subordinated promissory notes-related party	3,790	3,424
Mandatorily redeemable non-controlling interest	965	565
Deferred income taxes	1,341	1,341
Long-term operating lease liabilities	7,034	5,689
Other liabilities	529	483
Total other liabilities	19,952	19,024
Total liabilities	89,328	77,861
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at June 30, 2024 and September 30, 2023, liquidation value of $7,955 and $7,713 at June 30, 2024 and September 30, 2023, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of June 30, 2024 and September 30, 2023, respectively	1	1
Paid-in capital	17,068	17,107
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	2,409	2,105
Total stockholders’ equity	19,238	18,973
Total liabilities and stockholders’ equity	$108,566	$96,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues	$46,724	$42,557	$129,881	$144,979
Forwarding expenses and cost of revenues	31,633	28,898	86,822	102,654
Gross profit	15,091	13,659	43,059	42,325
Cost and Expenses:
Selling, general and administrative	13,358	12,948	38,664	38,261
Amortization of intangible assets	555	524	1,635	1,593
Total Costs and Expenses	13,913	13,472	40,299	39,854
Income from Operations	1,178	187	2,760	2,471
Other Items:
Interest expense	(589)	(528)	(1,663)	(1,476)
Other expense	(437)	(269)	(381)	(779)
Income (Loss) Before Income Taxes	152	(610)	716	216
Income tax benefit (expense)	(343)	180	(412)	(68)
Net Income (Loss)	(191)	(430)	304	148
Preferred stock dividends	(85)	(70)	(242)	(212)
Net Income (Loss) Available to Common Stockholders	$(276)	$(500)	$62	$(64)

Net income (loss) per share
Basic	$(0.16)	$(0.36)	$0.25	$0.12
Diluted	$(0.16)	$(0.36)	$0.25	$0.12
Net income (loss) per share attributable to common stockholders:
Basic	$(0.23)	$(0.42)	$0.05	$(0.05)
Diluted	$(0.23)	$(0.42)	$0.05	$(0.05)
Weighted average number of shares outstanding:
Basic	1,186.4	1,186.4	1,186.4	1,186.4
Diluted	1,186.4	1,186.4	1,205.9	1,186.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2023	11,368	$—	1,206,354	$1	$17,107	20,000	$(240)	$2,105	$18,973
Net Income	—	—	—	—	—	—	—	276	276
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock-based compensation	—	—	—	—	68	—	—	—	68
Balance - December 31, 2023	11,368	$—	1,206,354	$1	$17,103	20,000	$(240)	$2,381	$19,245
Net Income	—	—	—	—	—	—	—	219	219
Dividends to preferred stockholders	—	—	—	—	(85)	—	—	—	(85)
Stock based compensation	—	—	—	—	68	—	—	—	68
Balance - March 31, 2024	11,368	$—	1,206,354	$1	$17,086	20,000	$(240)	$2,600	$19,447
Net Loss	—	—	—	—	—	—	—	(191)	(191)
Dividends to preferred stockholders	—	—	—	—	(85)	—	—	—	(85)
Stock based compensation	—	—	—	—	67	—	—	—	67
Balance – June 30, 2024	11,368	$—	1,206,354	$1	$17,068	20,000	$(240)	$2,409	$19,238

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2022	11,368	$—	1,206,354	$1	$17,184	20,000	$(240)	$1,382	$18,327
Net Income	—	—	—	—	—	—	—	360	360
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock-based compensation	—	—	—	—	51	—	—	—	51
Balance - December 31, 2022	11,368	$—	1,206,354	$1	$17,163	20,000	$(240)	$1,742	$18,666
Net Income	—	—	—	—	—	—	—	218	218
Dividends to preferred stockholders	—	—	—	—	(70)	—	—	—	(70)
Stock based compensation	—	—	—	—	53	—	—	—	53
Balance - March 31, 2023	11,368	$—	1,206,354	$1	$17,146	20,000	$(240)	$1,960	$18,867
Net Loss	—	—	—	—	—	—	—	(430)	(430)
Dividends to preferred stockholders	—	—	—	—	(70)	—	—	—	(70)
Stock based compensation	—	—	—	—	51	—	—	—	51
Balance - June 30, 2023	11,368	$—	1,206,354	$1	$17,127	20,000	$(240)	$1,530	$18,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$304	$148
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of uncollectible accounts	(71)	(292)
Depreciation	404	373
Deferred income tax provision	—	(8)
Amortization of intangible assets	1,635	1,593
Amortization of acquired inventory valuation	264	320
Amortization of loan costs	72	63
Stock-based compensation	214	185
Unrealized loss on marketable securities	742	779
Change in fair value of mandatorily redeemable noncontrolling interest	400	—
Fair value adjustments of contingent earnout liabilities	553	—
Gain on extinguishment of debt	(21)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,292)	27,056
Inventory	38	(106)
Prepaid expenses and other current assets	102	(1,151)
Security deposits and other long-term assets	4	(82)
Accounts payable and accrued expenses	4,844	(17,996)
Other liabilities	162	174
Net cash provided by operating activities	6,354	11,056
Cash flows from investing activities:
Acquisition of property and equipment, net of disposals	(658)	(267)
Earnout payment	(740)	(1,693)
Acquisitions, net of cash acquired	(3,795)	(4,401)
Net cash used in investing activities	(5,193)	(6,361)
Cash flows from financing activities:
Repayments of term loan	(1,573)	(1,113)
Proceeds from (Payments to) Lines of credit, net	2,372	(7,101)
Repayment of subordinate promissory notes, net	(1,117)	(299)
Net cash used in financing activities	(318)	(8,513)
Net increase (decrease) in cash	843	(3,818)
Cash at beginning of the period	2,461	6,591
Cash and restricted cash at end of period	3,304	2,773

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,442	$1,208
Income taxes	$556	$1,300
Non-cash operating activities:
Contingent earnout acquisition	$64	$300
Due to former owners	$740	$455
Non-cash investing activities:
Airschott subordinated promissory note	$1,200	$—
Airschott contingent deferred consideration	$952	$—
Non-cash financing activities:
Dividends declared to preferred stockholders	$242	$212

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

Restricted Cash

Commencing in the second half of 2024, the Company insures certain risks through a newly formed wholly-owned captive insurance company, Gainesville Insurance Company, Inc. (“Gainesville”). In addition, we also maintain some of our normal, historical insurance policies with third-party insurers. Restricted cash represents deposits held by Gainesville that are required by state insurance regulations to remain in the captive insurance company as cash or cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

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

In the Logistics segment, the Company disaggregates its revenue by its four primary service categories: Trucking, Ocean, Air, Customs Brokerage and Other. A summary of the Company’s revenues disaggregated by major service lines for the three and nine months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service Type
Trucking	$18,689	$19,314	$55,040	$61,671
Ocean	10,443	7,502	25,204	34,908
Air	6,733	5,638	19,261	17,096
Customs Brokerage and Other	4,812	5,030	12,486	15,487
Total	$40,677	$37,484	$111,991	$129,162

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

Fiscal 2024 Acquisitions

Logistics

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, Inc. (“Airschott”), a non-asset-based freight forwarder and customs broker, for an aggregate purchase price of $5,900.  At closing, the Company purchased 80% of the outstanding stock of Airschott for $3,600 in cash, a $1,200 floating-rate seller’s note, and net liabilities assumed of $170.  The Company also agreed to purchase the remaining 20% of Airschott stock in three years for deferred consideration of the greater of 20% of 1.25 times the trailing twelve months gross profit of Airschott and $1,200.  The acquisition was funded by our existing acquisition draw facility with First Merchants Bank (“First Merchants”) and through our existing asset-backed facility with Santander Bank, N.A. (“Santander”). In connection with the combination, the Company recorded an aggregate of $3,500 in goodwill and $2,400 in other identifiable intangibles. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. Airschott was founded in 1977 and is headquartered in Dulles, Virginia. The acquisition of Airschott was completed to expand our service offerings in our Logistics segment.

The Company is still finalizing the valuation of assets acquired, liabilities assumed, and the deferred consideration for Airschott, and, as such, the fair value amounts are preliminary and subject to change. Primary amounts subject to adjustment include, but are not limited to, intangible assets, fair value of accounts receivable or a change in the goodwill balance.

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

3.	INVENTORY

Inventories consisted of the following (in thousands):

	June 30, 2024	September 30, 2023
Finished goods	$1,998	$2,095
Work-in-process	800	969
Raw materials	1,789	1,811
Gross inventory	4,587	4,875
Less – reserve for inventory valuation	(31)	(25)
Inventory net	$4,556	$4,850

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	June 30, 2024	September 30, 2023	Life
Customer relationships	$27,939	$25,238	10-24 Years
Trademarks/names	4,541	4,559	1-20 Years
Trademarks/names	541	521	Indefinite
Other	2,007	1,929	2-22 Years
	35,028	32,247
Less: Accumulated Amortization	(11,198)	(9,564)
Intangible assets, net	$23,830	$22,683

The composition of the intangible assets balance at June 30, 2024 and September 30, 2023 is as follows (in thousands):

	June 30, 2024	September 30, 2023
Logistics	$20,543	$18,174
Life Sciences	6,785	6,373
Manufacturing	7,700	7,700
	35,028	32,247
Less: Accumulated Amortization	(11,198)	(9,564)
Intangible assets, net	$23,830	$22,683

Amortization expense for the nine months ended June 30, 2024 and 2023 was $1,635 and $1,593, respectively.

5.	GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of the goodwill balance at June 30, 2024 and September 30, 2023 was as follows (in thousands):

	June 30, 2024	September 30, 2023
Logistics	$12,729	$9,175
Life Sciences	6,171	6,096
Manufacturing	5,046	5,046
Total	$23,946	$20,317

6.	NOTES PAYABLE – BANKS

(A)	Santander Bank Facility

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

On April 25, 2023, in connection with an amendment to the Credit Agreement entered into with First Merchants as described further below, we entered into the Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Fourth Santander Amendment”).  The Fourth Santander Amendment (i) included modifications to address the amendments made to the First Merchants Credit Facilities (as defined below) and the consolidation of the debt thereunder and (ii) terminated the subordination agreement relating to the Company’s guarantee of the First Merchants Credit Facilities (as defined below).

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

On June 5, 2024, we entered into the Seventh Amendment to the Santander Loan Agreement (the “Seventh Santander Amendment”).  The Seventh Santander Amendment added Airschott as a loan party obligor and borrower.

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

At June 30, 2024, outstanding borrowings under the Santander Facility were $18,231, representing 52.1% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 7.69%.

At September 30, 2023, outstanding borrowings under the Santander Facility were $18,759, representing 53.6% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.60%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both June 30, 2024 and September 30, 2023.

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

As of June 30, 2024, there were $3,850 of outstanding borrowings under the acquisition loan, $4,725 of outstanding borrowings under the Term A loan and $591 of outstanding borrowings under the Term B loan, with interest accruing on the acquisition loan and revolving loan at an effective interest rate of 8.20% each, and on the Term A loan and Term B loan at an effective interest rate of 8.20% and 4.19%, respectively.

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

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at June 30, 2024 and September 30, 2023.

The table below sets forth the total long-term debt, net of capitalized loan fees of $319 for the First Merchants Credit Agreement (in thousands):

(in thousands)	June 30, 2024	September 30, 2023
Total Debt	$4,998	$6,499
Less Current Portion	(716)	(715)
Long-term Portion	$4,282	$5,784

7.	SUBORDINATED PROMISSORY NOTES - RELATED PARTY

(A)	ICT Subordinated Promissory Note

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

As of June 30, 2024, the amount outstanding under the ICT Subordinated Promissory Note was $110, net of a $28 discount, which is included in the current portion of subordinated promissory notes.

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

As of June 30, 2024, the gross amount outstanding under the ELFS Subordinated Promissory Notes was $4,164, ($3,340 net of $824 unamortized discount), of which $1,174 was included in the current portion of subordinated promissory notes and $2,990 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2023, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100, of which $1,700 was included in the current portion of subordinated promissory notes and $3,400 was included in the long-term portion of subordinated promissory notes.

(C)	Airschott Subordinated Promissory Note

Janel Group is the obligor on a floating rate (Prime Rate plus 2%) subordinated promissory note in the amount of $1,200 issued (the “Airschott Subordinated Promissory Note”), to a former owner of Airschott, in connection with the business combination whereby Janel Group acquired Airschott.  The note is payable in twelve consecutive quarterly payments, commencing in July 2024, of $100 together with accrued interest on the outstanding principal balance.

As of June 30, 2024, the amount outstanding under the Airschott Subordinated Promissory Note was $1,200, $400 which is included in the current portion of subordinated promissory notes.

The table below sets forth the total long-term portion of subordinated promissory notes (in thousands):

(in thousands)	June 30, 2024	September 30, 2023
Total subordinated promissory notes	$5,473	$5,412
Less current portion of subordinated promissory notes	(1,683)	(1,988)
Long-term portion of subordinated promissory notes	$3,790	$3,424

8.	STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s board of directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s board of directors, and increased by 1% on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of June 30, 2024 and September 30, 2023 was 6% and 5%, respectively.

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

Total stock-based compensation for the nine months ended June 30, 2024 and 2023 amounted to $214 and $185, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2023	40,993	$22.53	6.6	$962.27
Granted	12,500	$28.25	9.3	$193.50
Expired	(3,500)	$3.25	—	$—
Outstanding balance at June 30, 2024	49,993	$25.31	7.1	$1,014.09
Exercisable at June 30, 2024	24,162	$12.63	5.5	$751.52

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at June 30, 2024 of $43.73 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2024, there was approximately $344 of total unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized over a weighted average period of two years.

Liability classified share-based awards

During the nine months ended June 30, 2024 and fiscal year ended September 30, 2023, there were no options granted and no options were exercised with respect to Indco’s common stock.

10.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Income:
Net income (loss)	$(191)	$(430)	$304	$148
Preferred stock dividends	(85)	(70)	(242)	(212)
Net income (loss) available to common stockholders	$(276)	$(500)	$62	$(64)

Common Shares:
Basic - weighted average common shares	1,186.4	1,186.4	1,186.4	1,186.4
Effect of dilutive securities:
Stock options	—	—	19.5	—
Diluted - weighted average common stock	1,186.4	1,186.4	1,205.9	1,186.4

Income per Common Share:
Basic -
Net income (loss)	$(0.16)	$(0.36)	$0.25	$0.12
Preferred stock dividends	(0.07)	(0.06)	(0.20)	(0.17)
Net income (loss) available to common stockholders	$(0.23)	$(0.42)	$0.05	$(0.05)

Diluted -
Net income (loss)	$(0.16)	$(0.36)	$0.25	$0.12
Preferred stock dividends	(0.07)	(0.06)	(0.20)	(0.17)
Net income (loss) available to common stockholders	$(0.23)	$(0.42)	$0.05	$(0.05)

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 10 anti-dilutive shares for each of the three- and nine-month periods ended June 30, 2023. There were 22.5 anti-dilutive shares for each of the three- and nine-month periods ended June 30, 2024.

11.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three- and nine-month periods ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Federal taxes at statutory rates	$(32)	$129	$(150)	$(45)
Permanent differences and other	(184)	31	(91)	(5)
State and local taxes, net of Federal benefit	(127)	20	(171)	(18)
Total	$(343)	$180	$(412)	$(68)

12.	BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2024:

For the three months ended June 30, 2024 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$46,724	$40,677	$3,208	$2,839	$—
Forwarding expenses and cost of revenues	31,633	29,725	609	1,299	—
Gross profit	15,091	10,952	2,599	1,540	—
Selling, general and administrative	13,358	9,444	1,812	793	1,309
Amortization of intangible assets	555	—	—	—	555
Income (loss) from operations	1,178	1,508	787	747	(1,864)
Interest expense	589	426	97	66	—
Identifiable assets	108,566	42,025	12,075	4,374	50,092
Capital expenditures, net of disposals	331	21	302	8	—

For the nine months ended June 30, 2024 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$129,881	$111,991	$10,213	$7,677	$—
Forwarding expenses and cost of revenues	86,822	81,232	2,065	3,525	—
Gross profit	43,059	30,759	8,148	4,152	—
Selling, general and administrative	38,664	27,186	5,307	2,364	3,807
Amortization of intangible assets	1,635	—	—	—	1,635
Income (loss) from operations	2,760	3,573	2,841	1,788	(5,442)
Interest expense	1,663	1,188	245	230	—
Identifiable assets	108,566	42,025	12,075	4,374	50,092
Capital expenditures, net of disposals	658	47	603	8	—

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2023:

For the three months ended June 30, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$42,557	$37,484	$2,811	$2,262	$—
Forwarding expenses and cost of revenues	28,898	27,241	575	1,082	—
Gross profit	13,659	10,243	2,236	1,180	—
Selling, general and administrative	12,948	9,629	1,512	717	1,090
Amortization of intangible assets	524	—	—	—	524
Income (loss) from operations	187	614	724	463	(1,614)
Interest expense	528	347	86	95	—
Identifiable assets	99,566	38,066	11,025	4,228	46,247
Capital expenditures, net of disposals	89	89	—	—	—

For the nine months ended June 30, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$144,979	$129,162	$8,717	$7,100	$—
Forwarding expenses and cost of revenues	102,654	97,339	1,930	3,385	—
Gross profit	42,325	31,823	6,787	3,715	—
Selling, general and administrative	38,261	27,891	4,592	2,267	3,511
Amortization of intangible assets	1,593	—	—	—	1,593
Income (loss) from operations	2,471	3,932	2,195	1,448	(5,104)
Interest expense	1,476	1,006	165	305	—
Identifiable assets	99,566	38,066	11,025	4,228	46,247
Capital expenditures, net of disposals	267	214	51	2	—

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Assets	June 30, 2024	September 30, 2023
Level 1 Investment in Rubicon at fair value	$831	1,573

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer. As of each of June 30, 2024 and September 30, 2023, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense).

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

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which is measured at fair value on a recurring basis utilizing Level 1 assumptions in its valuation (in thousands):

	June 30, 2024	September 30, 2023
Balance beginning of period	$1,573	$2,371
Fair value adjustment to Rubicon investment	(742)	(798)
Balance end of period	$831	$1,573

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Contingent earnout liabilities	June 30, 2024	September 30, 2023
Level 1 Contingent earnout liabilities	$2,070	$—
Level 3 Contingent earnout liabilities	1,090	2,330
Total	$3,160	$2,330

These liabilities relate to the estimated fair value of earnout payments to former IBS, ViraQuest, ELFS, and Airschott owners for the periods ending June 30, 2024 and September 30, 2023.

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

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, a non-asset-based freight forwarder and customs broker. As part of the business combination, the Company agreed to purchase the remaining 20% of Airschott stock in three years for deferred consideration of the greater of 20% of 1.25 times the trailing twelve months gross profit of Airschott and $1,200.

The current and non-current portions of the fair value of the contingent earnout liabilities at June 30, 2024 were $1,149 and $2,011, respectively. The current and non-current portions of the fair value of the contingent earnout liabilities at September 30, 2023 were $592 and $1,738, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation (in thousands):

	June 30, 2024	September 30, 2023
Balance beginning of period	$2,330	$4,580
Fair value of contingent consideration recorded in connection with business combinations	1,017	300
Earnout payment	(740)	(1,693)
Adjustments to earnout	435	—
Fair value adjustment of contingent earnout liabilities	118	(857)
Balance end of period	$3,160	$2,330

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

The Company has operating leases for office and warehouse space in certain locations where it conducts business. As of June 30, 2024, the remaining terms of the Company’s operating leases were between one and 116 months, and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three- and nine-month periods ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$644	$523	$1,857	$1,540
Short-term lease cost	38	150	125	283
Total lease cost	$682	$673	$1,982	$1,823

Rent expense for the nine months ended June 30, 2024 and 2023 was $1,982 and $1,823, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of June 30, 2024 were $9,113, $2,445 and $7,034, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2023 were $7,460, $2,020 and $5,689, respectively.

As of June 30, 2024 and September 30, 2023, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.7 years and 4.46% and 5.9 years and 4.01%, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2024 were as follows (in thousands):

2025	$2,906
2026	2,543
2027	1,812
2028	1,540
2029	769
Thereafter	1,656
Total undiscounted lease payments	11,226
Less imputed interest	(1,747)
Total lease obligations	$9,479

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three and nine months ended June 30, 2024, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

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

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, a non-asset-based freight forwarder and customs broker.  At closing, the Company purchased 80% of the outstanding stock of Airschott.  The Company also agreed to purchase the remaining 20% of Airschott stock in three years.

Life Sciences

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies, research and diagnostic reagents, and provides custom services, for academic, non-profit and commercial customers.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Rubicon Purchase Agreement”). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represented 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The Company owned approximately 46.6% of Rubicon’s total issued and outstanding shares of common stock as of June 30, 2024 and September 30, 2023.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our board of directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 8, 2023. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the nine months ended June 30, 2024.

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

Results of Operations – Janel Corporation - Three and Nine Months Ended June 30, 2024 and 2023

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues	$46,724	$42,557	$129,881	$144,979
Forwarding expenses and cost of revenues	31,633	28,898	86,822	102,654
Gross profit	15,091	13,659	43,059	42,325
Total costs and expenses	13,913	13,472	40,299	39,854
Income from operations	1,178	187	2,760	2,471
Net income (loss)	(191)	(430)	304	148
Adjusted operating income	$1,897	$876	$4,873	$4,569

Consolidated revenues for the three months ended June 30, 2024 were $46,724, which was $4,167 or 9.8% higher than the prior year period. Consolidated revenues for the nine months ended June 30, 2024 were $129,881, which was $15,098 or 10.4% lower than the prior year period. Revenues increased for the three months ended June 30, 2024 primarily due to a recent increase in freight rates and increased project business in the quarter. Revenues decreased for the nine months ended June 30, 2024 primarily due to a reduction in transportation rates over prior year as lower freight demand aligned more closely with global transportation capacity.

Income from operations for the three months ended June 30, 2024 was $1,178 compared with $187 in the prior year period. Income from operations for the nine months ended June 30, 2024 was $2,760 compared with $2,471 in the prior year period. The increase for both the three and nine months ended June 30, 2024 resulted from greater revenues in the applicable recently completed period from product demand at Manufacturing as well as product mix improvements at Life Sciences.

Net loss for the three months ended June 30, 2024 totaled $191 or ($0.16) per diluted share, compared to net loss of $430 or ($0.36) per diluted share for the three months ended June 30, 2023. Net income for the nine months ended June 30, 2024 totaled $304 or $0.25 per diluted share, compared to net income of $148 or $0.12 per diluted share for the nine months ended June 30, 2023. The change in net income (loss) for the three and nine months ended June 30, 2024 was largely due to greater revenues in the applicable recently completed period from product demand at Manufacturing, and product mix improvements at Life Sciences, which was partially offset by a fair value adjustment to the mandatorily redeemable non-controlling interest.

Adjusted operating income for the three months ended June 30, 2024 increased to $1,897 versus $876 in the prior year period. Adjusted operating income for the nine months ended June 30, 2024 increased to $4,873 versus $4,569 in the prior year period. The increase for the three months ended June 30, 2024 was primarily the result of higher revenues and profits across all segments. The increase for the nine months ended June 30, 2024 related to higher revenues and profits in the Life Sciences and Manufacturing segments.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Income from operations	$1,178	$187	$2,760	$2,471
Amortization of intangible assets	555	524	1,635	1,593
Stock-based compensation	71	62	214	185
Cost recognized on sale of acquired inventory	93	103	264	320
Adjusted operating income	$1,897	$876	$4,873	$4,569

Results of Operations – Logistics – Three and Nine Months Ended June 30, 2024 and 2023

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include arrangement of freight forwarding by air, ocean and ground, customs entry filing, warehousing, cargo insurance procurement, logistics planning, product repackaging and online shipment tracking.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Revenues	$40,677	$37,484	$111,991	$129,162
Forwarding expenses	29,725	27,241	81,232	97,339
Gross profit	10,952	10,243	30,759	31,823
Gross profit margin	26.9%	27.3%	27.5%	24.6%
Selling, general and administrative expenses	9,444	9,629	27,186	27,891
Income from operations	$1,508	$614	$3,573	$3,932

Revenues

Total revenues for the three months ended June 30, 2024 was $40,677 as compared to $37,484 for the three months ended June 30, 2023, an increase of $3,193, or 8.5%. Total revenues for the nine months ended June 30, 2024 was $111,991 as compared to $129,162 for the nine months ended June 30, 2023, a decrease of $17,171 or 13.3%. Revenues increased for the three months ended June 30, 2024 primarily due to a recent increase in freight rates and increased project business during the quarter. Revenues decreased for the nine months ended June 30, 2024 primarily due to a reduction in transportation rates over the prior year period as lower freight demand aligned more closely with global transportation capacity. Organic growth for the three months ended June 30, 2024 was similar to the overall growth in the prior year period as the acquisition of Airschott on June 5, 2024 did not contribute a material amount to the quarter.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $10,952, an increase of $709, or 6.9%, as compared to $10,243 for the three months ended June 30, 2023. Gross profit margin as a percentage of revenues decreased to 26.9% for the three months ended June 30, 2024, compared to 27.3% for the prior year period, primarily due to the impact of increased rate prices on forwarding expenses.

Gross profit for the nine months ended June 30, 2024 was $30,759, a decrease of $1,064, or 3.3%, as compared to $31,823 for the nine months ended June 30, 2023. Gross profit margin as a percentage of revenue increased to 27.5% compared to 24.6% for the prior year period, primarily due to the impact of lower freight prices on forwarding expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were $9,444, as compared to $9,629 for the three months ended June 30, 2023. This decrease of $185, or 1.9%, was mainly due to decreases across several selling, general and administrative categories, largely offset by an increase in bad debt expense. Selling, general and administrative expenses as a percentage of revenue were 23.2% and 25.7% for the three months ended June 30, 2024 and 2023, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue was due to the reduction in costs combined with the increase in revenues.

Selling, general and administrative expenses for the nine months ended June 30, 2024 were $27,186, as compared to $27,891 for the nine months ended June 30, 2023. This decrease of $705, or 2.5%, was mainly due to a reduction in various costs including insurance claims and premiums. Selling, general and administrative expenses as a percentage of revenues were 24.3% and 21.6% of revenues for the nine months ended June 30, 2024 and 2023, respectively. The increase in selling, general and administrative expenses as a percentage of revenues for the nine-month period was due to the decrease in revenues for the period.

Income from Operations

Income from operations increased to $1,508 for the three months ended June 30, 2024, as compared to income from operations of $614 for the three months ended June 30, 2023, an increase of $894, or 145.6%. Operating margin as a percentage of gross profit for the three months ended June 30, 2024 was 13.8% compared to 6.0% in the prior year period. These increases were the result of an increase in revenues and a decrease in selling, general and administrative expenses.

Income from operations decreased to $3,573 for the nine months ended June 30, 2024, as compared to $3,932 for the nine months ended June 30, 2023, a decrease of $359, or 9.1%. Operating margin as a percentage of gross profit for the nine months ended June 30, 2024 was 11.6% compared to 12.4% in the prior year. These decreases were a result of lower transportation demands.

Results of Operations – Life Sciences – Three and Nine Months Ended June 30, 2024 and 2023

The Company’s Life Sciences segment manufactures and distributes antibodies, research and diagnostic reagents, and provides custom services, for academic, non-profit and commercial customers.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Revenues	$3,208	$2,811	$10,213	$8,717
Cost of sales	521	472	1,801	1,610
Cost recognized upon sale of acquired inventory	88	103	264	320
Gross profit	2,599	2,236	8,148	6,787
Gross profit margin	81.0%	79.5%	79.8%	77.9%
Selling, general and administrative expenses	1,812	1,512	5,307	4,592
Income from operations	$787	$724	$2,841	$2,195

Revenues

Total revenues were $3,208 and $2,811 for the three months ended June 30, 2024 and 2023, respectively, reflecting an increase of $397, or 14.1%, compared to the prior year period, primarily due to increased sales of research and diagnostic reagents to commercial customers. Organic growth excluding acquisition revenue increased $324, or 11.5%.

Total revenues were $10,213 and $8,717 for the nine months ended June 30, 2024 and 2023, respectively, reflecting an increase of $1,496, or 17.2%, compared to the prior year period, primarily due to increased sales of research and diagnostic reagents to commercial customers. Organic growth excluding acquisition revenue increased $1,209, or 13.9%.

Gross Profit

Gross profit was $2,599 and $2,236 for the three months ended June 30, 2024 and 2023, respectively, an increase of $363, or 16.2%. During the three months ended June 30, 2024 and 2023, gross profit margin was 81.0% and 79.5%, respectively, with higher margins primarily due to product mix improvement.

Gross profit was $8,148 and $6,787 for the nine months ended June 30, 2024 and 2023, respectively, an increase of $1,361 or 20.1%. In the nine months ended June 30, 2024 and 2023, gross profit margin was 79.8% and 77.9%, respectively. Gross profit margin increased primarily due to product mix improvement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,812 and $1,512 for the three months ended June 30, 2024 and 2023, respectively. Selling, general and administrative expenses were $5,307 and $4,592 for the nine months ended June 30, 2024 and 2023, respectively. The year-over-year increases for both periods were largely due to additional expenses from acquired businesses  and increased expenses supporting organic growth.

Income from Operations

Income from operations for the three months ended June 30, 2024 and 2023 was $787 and $724, respectively, an increase of $63, or 8.7%. Income from operations for the nine months ended June 30, 2024 and 2023 was $2,841 and $2,195, respectively, an increase of $646, or 29.4%. Both the three-month and nine-month periods were impacted by higher sales of research and diagnostic reagents and product mix improvements.

Results of Operations - Manufacturing – Three and Nine Months Ended June 30, 2024 and 2023

The Company’s Manufacturing segment reflects its majority-owned Indco subsidiary, which manufactures and distributes industrial mixing equipment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Revenues	$2,839	$2,262	$7,677	$7,100
Cost of sales	1,299	1,082	3,525	3,385
Gross profit	1,540	1,180	4,152	3,715
Gross profit margin	54.2%	52.2%	54.1%	52.3%
Selling, general and administrative expenses	793	717	2,364	2,267
Income from operations	$747	$463	$1,788	$1,448

Revenues

Total revenues were $2,839 and $2,262 for the three months ended June 30, 2024 and 2023, respectively, an increase of $577, or 25.5%. Total revenues were $7,677 and $7,100 for the nine months ended June 30, 2024 and 2023, respectively, an increase of $577, or 8.1%. The increase in revenues for the three and nine months ended June 30, 2024 reflected an increase in certain sales categories within the business.

Gross Profit

Gross profit was $1,540 and $1,180 for the three months ended June 30, 2024 and 2023, respectively, an increase of $360, or 30.5%. Gross profit margin for the three months ended June 30, 2024 and 2023 was 54.2% and 52.2%, respectively. Gross profit was $4,152 and $3,715 for the nine months ended June 30, 2024 and 2023, respectively, an increase of $437, or 11.8%. Gross profit margin for the nine months ended June 30, 2024 and 2023 was 54.1% and 52.3%, respectively. The year-over-year increase in gross profit margin in both periods was generally due to the increase in both sales volume and sales mix of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $793 and $717 for the three months ended June 30, 2024 and 2023, respectively, an increase of $76, or 10.6%. Selling, general and administrative expenses were $2,364 and $2,267 for the nine months ended June 30, 2024 and 2023, respectively, an increase of $97, or 4.3%. The modest increase in expenses in both periods was reflective of the overall increase in sales volume, the mix of sales and general economic cost increases.

Income from Operations

Income from operations was $747 for the three months ended June 30, 2024 compared to $463 for the three months ended June 30, 2023, representing a 61.3% increase from the prior year period due to increases in sales of certain product categories versus the prior year period combined with effective selling, general and administrative cost management. Income from operations was $1,788 for the nine months ended June 30, 2024 compared to $1,448 for the nine months ended June 30, 2023, representing a 23.5% increase from the prior year period as a result of increased revenues and effective selling, general and administrative cost management.

Results of Operations – Corporate and Other – Three and Nine Months Ended June 30, 2024 and 2023

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Total income from operations by segment	$3,042	$1,801	$8,202	$7,575
Corporate expenses	(1,238)	(1,028)	(3,593)	(3,326)
Amortization of intangible assets	(555)	(524)	(1,635)	(1,593)
Stock-based compensation	(71)	(62)	(214)	(185)
Total corporate expenses	(1,864)	(1,614)	(5,442)	(5,104)
Interest expense	(589)	(528)	(1,663)	(1,476)
Fair value adjustments to Rubicon investment (net of dividends)	(95)	(269)	481	(779)
Fair value adjustments of contingent earnout liabilities	(88)	—	(483)	—
Gain on extinguishment	—	—	21	—
Change in fair value of mandatorily redeemable non-controlling interest	(254)	—	(400)	—
Net income (loss) before taxes	152	(610)	716	216
Income tax benefit (expense)	(343)	180	(412)	(68)
Net income (loss)	(191)	(430)	304	148
Preferred stock dividends	(85)	(70)	(242)	(212)
Net income (loss) Available to Common Stockholders	$(276)	$(500)	$62	$(64)

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $210, or 20.4%, to $1,238 in the three months ended June 30, 2024 as compared to $1,028 for the three months ended June 30, 2023. Total Corporate expenses increased by $267, or 8.0%, to $3,593 for the nine months ended June 30, 2024 as compared to $3,326 for the nine months ended June 30, 2023. The increase in both periods was due primarily to higher stock-based compensation related to more issuances of stock options, higher legal-related professional expense, and increased merger and acquisition expenses. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $61, or 11.6%, to $589 for the three months ended June 30, 2024 from $528 for the three months ended June 30, 2023. Interest expense for the consolidated company increased by $187, or 12.7%, to $1,663 for the nine months ended June 30, 2024 from $1,476 for the nine months ended June 30, 2023. The increase in both periods was primarily due to higher interest rates partially offset by lower average debt balances.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $343 for the three months ended June 30, 2024, as compared to an income tax benefit of $181 for the three months ended June 30, 2023. On a consolidated basis, the Company recorded an income tax expense of $412 for the nine months ended June 30, 2024, as compared to an income tax expense of $68 for the nine months ended June 30, 2023.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued but not paid on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended June 30, 2024 and 2023, preferred stock dividends were $85 and $70, respectively, representing an increase of $15, or 21.4%. For the nine months ended June 30, 2024 and 2023, preferred stock dividends were $242 and $212, respectively, representing an increase of $30, or 14.2%. The increase in preferred stock dividends in both periods was the result of the increase in the dividend rate of the Series C Stock by 1% on January 1, 2024. Such rate is set to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of each of June 30, 2024 and September 30, 2023 was 6% and 5%, respectively.

Net Income (Loss)

Net loss was $191, or ($0.16) per diluted share, for the three months ended June 30, 2024 compared to net loss of $430 or ($0.36) per diluted share, for the three months ended June 30, 2023. The change in net loss for the three months ended June 30, 2024 was largely due to stronger revenues and profits across all segments.

Net income was $304, or 0.25 per diluted share, for the nine months ended June 30, 2024 compared to net income of $148, or $0.12 per diluted share, for the nine months ended June 30, 2023. The increase in net income for the nine months ended June 30, 2024 was largely due to stronger revenues and profits in the Life Sciences and Manufacturing segments.

Net Income (Loss) Available to Common Stockholders

Net loss available to holders of Common Stock was $276, or ($0.23) per diluted share, for the three months ended June 30, 2024 compared to net loss available to holders of Common Stock of $500, or ($0.42) per diluted share, for the three months ended June 30, 2023. Net income available to holders of Common Stock was $62, or $0.05 per diluted share, for the nine months ended June 30, 2024 compared to net loss available to holders of Common Stock of $64, or ($0.05) per diluted share, for the nine months ended June 30, 2023. The decrease in net loss available to common stockholders for the three months ended June 30, 2024 was the result of an increase in income across all segments. The increase in net income available to common stockholders for the nine months ended June 30, 2024 was also the result of an increase in income across all segments.

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

Cash flows from operating activities

Net cash provided by operating activities was $6,354 for the nine months ended June 30, 2024, versus $11,056 provided by operating activities for the nine months ended June 30, 2023. The decrease in cash provided by operations for the nine months ended June 30, 2024 compared to the prior year period was driven principally by a lower net working capital benefit at our Logistics segment.

Cash flows from investing activities

Net cash used in investing activities totaled $5,193 for the nine months ended June 30, 2024, versus $6,361 for the nine months ended June 30, 2023. We used $3,795 for the acquisition of two businesses, $740 in earnout payments to the former owners of ELFS and IBS, and $658 for the acquisition of property and equipment for the nine months ended June 30, 2024, compared to $4,401 for the acquisition of two businesses, $1,693 in earnout payment to the former owners of ELFS, and $267 for the acquisition of property and equipment for the nine months ended June 30, 2023.

Cash flows from financing activities

Net cash provided by financing activities was $318 for the nine months ended June 30, 2024, versus net cash used in financing activities of $8,513 for the nine months ended June 30, 2023. Net cash provided in financing activities for the nine months ended June 30, 2024 included repayment of funds from our lines of credit, repayment of funds from our term loan and repayment of subordinated promissory notes. Net cash provided financing activities for the nine months ended June 30, 2023 primarily included repayment of funds from our lines of credit and repayment of term loans.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of ViraQuest and Airschott from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. ViraQuest, which the Company acquired on February 1, 2024, constituted approximately 1 percent of the Company’s total assets and 4 percent of income before income taxes of the Company as of and for the quarter ended March 31, 2024. Airschott, which the Company acquired on June 5, 2024, constituted approximately 2 percent of the Logistics segment's total assets and a 4 percent of income before income taxes of the Logistics segment as of and for the quarter ended June 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

As referenced above, the Company acquired ViraQuest on February 1, 2024 and Airschott on June 5, 2024. The Company is in the process of reviewing the internal control structure of ViraQuest and Airschott and, if necessary, will make appropriate changes as it integrates ViraQuest and Airschott into the Company’s overall internal control over financial reporting process.  Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the nine months ended June 30, 2024. In addition, there were no shares of Common Stock purchased by us during the nine months ended June 30, 2024.

ITEM 6.	EXHIBIT INDEX

10.1
Consent, Joinder and Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of June 5, 2024, by and among Santander Bank, N.A., as lender, Janel Group, Inc., Expedited Logistics and Freight Services, LLC, ELFS Brokerage LLC, Janel Corporation, Expedited Logistics and Freight Services, LLC and Airschott, Inc. (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith)
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2024 and 2023 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2024	JANEL CORPORATION
Registrant

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2024	JANEL CORPORATION
Registrant

/s/ Joseph R. Ferrara
Joseph R. Ferrara
Chief Financial Officer, Treasurer and Secretary