Form 10-K
period 2024-09-30
JANEL CORP
filed 2024-12-06
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024
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

The aggregate market value of the registrant’s common stock, $0.001 par value (“Common Stock”), held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the Pink tier of the OTC market on March 31, 2024, was $16,674,126.

The number of shares of the registrant’s Common Stock outstanding as of December 6, 2024 was 1,186,354.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report") contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant change to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or we may spend resources exploring acquisitions that are not consummated; risks associated with litigation and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our ability to utilize anticipated tax benefits; the impact of rising interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; changes or developments in U.S. laws or policies, including the potential imposition of tariffs; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; the impact of evolving corporate governance and public disclosure regulation; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks;  the impact of catastrophic events, such as health crises, natural disasters and armed conflict; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies that host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; the impact of higher carrier prices; risks related to the classification of owner-operators in the transportation industry; recessions, economic developments and other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by a small number of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2024, Janel and its consolidated subsidiaries employed 334 full-time employees in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good. Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify and enhance our internal processes and technologies to increase employee engagement, productivity, efficiency opportunities, skills and resources needed for success.

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

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, a non-asset-based freight forwarder and customs broker.  At closing, the Company purchased 80% of the outstanding stock of Airschott.  The Company also agreed to purchase the remaining 20% of Airschott stock in three years subject to certain closing conditions.

Life Sciences

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies as well as research and diagnostic reagents for, and provides custom services to academic, non-profit and commercial customers.

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

Investment in Marketable Securities - Rubicon

As of each of September 30, 2023 and September 30, 2024, the Company owned 1,108,000 shares or approximately 46.6%, of the common stock of Rubicon Technology, Inc. (“Rubicon”). Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. Our investment involves risks and uncertainties are discussed herein under Item 1A, Risk Factors.

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

During the fiscal year ended September 30, 2024, Logistics handled approximately 151,200 individual import and export shipments originating or terminating in countries around the world. Approximately 46% of the revenues from these activities related to trucking, 25% to ocean freight, 17% to air freight, with the remainder of 12% to customs brokerage and other.

Based upon revenues, our customers are diverse, with the largest individual customer accounting for about 2.2% of revenues and the top ten customers accounting for 17.4% of revenues during fiscal 2024.

As of September 30, 2024, our Logistics segment operated out of twenty-seven full-service locations in the United States and maintained a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

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

We typically do not assume cargo liability above minimum industry standards in our international freight forwarding, ocean transportation or air freight businesses on international or domestic air shipments. With regards to international freight forwarding, ocean transportation and international domestic air freight shipments, we offer our customers the option to purchase shippers’ insurance coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and typically contract for warehousing services from companies that provide us with the same degree of coverage.

We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with an umbrella policy.

Life Sciences

The Company’s Life Sciences segment manufactures and distributes antibodies as well as research and diagnostic reagents for, and provides custom services to academic, non-profit and commercial customers.

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

Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include standard product configurations, both manufactured and distributed, available for order from Indco’s website and its print catalog, which is mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2024, Indco made approximately 3,900 individual shipments to customers. In fiscal 2024, approximately 86% of Indco’s revenues came from manufacturing activity. The remainder of its revenues came from non-manufactured product distribution activity. Indco’s revenues are generally level throughout the year with little seasonality.

Indco relies on a variety of providers of raw materials, mechanical components and other services in order to manufacture its products. These providers include national and multi-national suppliers for common industrial components such as motors, gear drives, motor controls and many other standard hardware products. Additionally, regional and local suppliers provide Indco-specific parts such as castings and fabricated metal components. Raw materials, primarily steel bars, plates and shafts, are sourced from domestic steel mills through local distributors. Alternative or substantially similar options are available from suppliers other than those Indco currently employs. While custom cast or fabricated parts are at greater risk of supply interruption, alternative equivalent suppliers are typically available.

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

Additional information with respect to Janel’s business

Our principal executive offices and corporate headquarters are located at 80 Eighth Avenue, New York, New York 10011, and our telephone number is (212) 373-5895.

We disclose information to the public concerning Janel, Janel’s products, content and services and other items through our website in order to achieve broad, non-exclusionary distribution of information to the public. Some of the information distributed through this channel may be considered material information. For information concerning Janel and its products, content and services, please visit (http://www.janelcorp.com).*

*This corporate website and the contents thereof are not incorporated by reference into this Annual Report on Form 10-K nor deemed filed with the SEC.

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

We expect to grow our businesses in part by completing acquisitions, either through acquisitions of businesses within our existing segments or the expansion of our portfolio into new segments. In either case:

•	our financial condition may not be sufficient to support the funding needs of an expansion program;
•	we may not be able to successfully identify suitable investment opportunities;
•	acquisitions that we undertake may not be successfully consummated or enhance profitability; or
•	expansion opportunities may not be available to us upon reasonable terms.

There may be a limited number of operating companies available for acquisition that we deem to be desirable targets. At times, there may be a limited number of operating companies available for acquisition and fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target and to consummate an acquisition. We may compete with entities whose financial resources, technical expertise and managerial capabilities are significantly greater than ours. Therefore, we may be at a competitive disadvantage in negotiating and executing possible acquisitions. Even if we are successful in a competitive bidding process for an acquisition, this competition may affect the terms of completed transactions, and, as a result, we may pay more or receive less favorable terms than we expected for potential acquisitions.

In addition, even if we are able to successfully compete with these entities, we expect future acquisitions to encounter risks similar to those that past acquisitions have encountered, such as:

•	difficulty in assimilating/integrating the operations and personnel of the acquired businesses;

•	potential disruption of our or the target’s ongoing business;

•
inability to realize the projected operational and financial benefits from the acquisition or to maximize financial and strategic benefits through the incorporation of acquired personnel and clients, particularly in a high interest environment;

•	difficulty maintaining uniform standards, controls, procedures and policies;

•	impairment of relationships with employees and clients resulting from integration of the newly acquired company;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	significantly increased need for working capital to operate the acquired companies; and

•	exposure to unforeseen liabilities of acquired companies.

Furthermore, management’s attention may be diverted by acquisition, investment, transition or integration activities. We may be required to dedicate additional management and other resources to newly acquired businesses.

Additionally, should we acquire a new line of business in which we have no operating history, the success of such a new business cannot be assured. If an acquired entity is not efficiently or completely integrated, there may be a material adverse effect on our business and operations.

Janel may be required to record a significant change to earnings if its goodwill and other amortizable intangible assets, or other investments, become impaired, which could have a material adverse effect on the company’s financial condition and/or stock price.

Under generally accepted accounting principles in the United States (“GAAP”), we are required to test goodwill for impairment at least annually and to review our goodwill, amortizable intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate that the carrying value of such assets may no longer be recoverable. Factors that could lead to impairment of goodwill, amortizable intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate, actual or projected operating results affecting us or any of our particular segments, and a decline in the financial condition of our business. If our goodwill, amortizable intangible assets or other investments become impaired in the future, we may be required to record additional charges to earnings. Such charges would have a material adverse effect on our financial results.

Janel might fail to realize the expected benefits or strategic objectives of any acquisition it undertakes, or it may spend resources exploring acquisitions that are not consummated.

Due to our acquisition strategy, we face a number of risks that may have a material adverse effect on our business and operations. We might not achieve our expected return on investment or may lose capital. Furthermore, we may be materially adversely impacted by liabilities that we assume from an acquired business, including from that business’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties.

In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquired business’s previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business and operations.

Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses.

We may face litigation or other claims as a result of certain terms and conditions of our acquisition agreements, stock purchase agreements, tender offers and other agreements to purchase equity interests in target companies, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. Acquired businesses may have liabilities, or be subject to claims, litigation, or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. Any litigation relating to a potential acquisition will increase expenses associated with the acquisition or cause a delay in completing the acquisition, which may impact our profitability. Litigation related to acquisitions would also divert management time and resources. We may experience disruptions that could have a material adverse effect on our business and operations, especially where an acquisition target may have pre-existing compliance issues or deficiencies, or material weaknesses in internal controls over financial reporting.

Our subsidiaries may not be able to fully utilize their tax benefits, which could result in increased cash payments for taxes in future periods.

Net operating losses (“NOLs”) may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized, the NOLs and other carryforwards of our minority-owned investment could provide our subsidiaries with significant tax savings in future periods. Our subsidiaries’ ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. The Federal Reserve has raised interest rates with total increases of 450 basis points since March 2022, although rates have decreased by 75 basis points in the second half of 2024. Changes in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs and our ability to make new investments on favorable terms or at all. Additionally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. In addition, an increase in interest rates may make it difficult or impossible to make payments on outstanding debt. Any increase in interest rates could have a negative effect on our interest costs and investments, which could have a material adverse effect on our business and operations.

We may experience conflicts of interest with the minority shareholders of our businesses.

The Board of Directors and Officers of Janel’s non-wholly owned affiliated businesses have fiduciary duties to their respective shareholders. As a result, to the extent Janel engages in transactions with these affiliates, they may make decisions that are in the best interest of their shareholders generally, but which are not necessarily in the best interest of our shareholders. In dealings with us, the directors and officers of our affiliated businesses may make decisions that are different from the decisions we would make. These decisions may not be in the best interests of our shareholders, which may have an adverse effect on our business and operations.

Risk Factors Related to Janel’s Business and Industries
(in thousands except per share data)

Janel may not have sufficient working capital to continue operations, and our current asset-based lending facility is dependent upon an accounts receivable balance that may fluctuate as a result of national and global events.

Our cash needs are currently met by commercial bank credit facilities, cash on hand and cash generated from current operations. Actual short- and long-term working capital needs will depend upon numerous factors, including operating results, the availability of a revolving line of credit, competition and the cost associated with growing, either internally or through acquisition, none of which can be predicted with certainty. If results of operations and availability under our bank lines of credit are insufficient to meet cash needs, we will be required to obtain additional investment capital or debt funding to continue operations. Our substantial debt obligations could restrict our operations and financial condition. Additionally, our ability to generate cash to make payments on our indebtedness depends on many factors beyond our control.

As of September 30, 2024, we had approximately $32,390 of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future.

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

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and financial statements. Previously, the imposition of significant tariffs and increased trade tension between the United States and China greatly impacted domestic industries’ access to foreign markets. President-elect Donald Trump has indicated that he intends to impose tariffs, including a 60% tariff on goods imported from China and a 20% on all other U.S. imports, which could result in a trade war. Similar trade restrictions in the future may have a material adverse effect on our business and financial statements.

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

We believe that the success of our business is highly dependent on the continuing efforts of certain technically skilled employees, particularly experienced engineers in our Manufacturing segment and scientists in our Life Sciences segment. For example, Indco’s production facilities require skilled personnel to operate and provide technical services and support for its business. Competition for the personnel required for Indco’s business intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals. This could increase Indco’s costs or have other adverse effects on its operations. Only some of our employees are subject to employment agreements. The loss of the services of technically skilled employees may have an adverse effect on our business and operations.

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

Scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, wildfires and other climatic events. Our Life Sciences business operates out of three locations and our Manufacturing business in a single location. Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products at these locations. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions on supply chains or information technology or other necessary services for us. If our facilities, supply chains, distribution systems, or information technology systems experience any catastrophic loss as a result of such natural disasters, such event could disrupt the company’s operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses.

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

More specifically, legislative, or regulatory actions related to climate change may have a material adverse effect on us by increasing our Logistics’ business fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. Furthermore, over the past several years, new rules relating to the disclosure of a range of climate-related risks have been proposed and/or adopted by certain authorities, including the SEC and the state of California. We are currently assessing the applicability of these rules, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting therefrom, particularly in light of the forthcoming presidential administration. We could ultimately incur increased costs relating to the assessment and disclosure of climate-related risks as a result of these regulatory and legislative actions. These additional costs, changes in operations, or loss of revenues may have a material adverse effect on our business and operations. For example, the motor carriers we contract with are subject to increasingly restrictive laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements may have a material adverse effect on operations and increase operating expenses, which in turn could increase our purchased transportation costs. Our customers, our business and operations could be materially adversely affected by these new rules and costs.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including California’s recently enacted climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress toward those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Janel may face competition from parties who sell their businesses to Janel and from professionals who cease working for Janel.

While we typically enter into non-competition and non-solicitation agreements with parties that sell their businesses to us, one or more of the former owners of an acquired business who cease working for us or persons who leave Janel’s employment may compete with us or solicit our employees or clients in the future. Even if ultimately resolved in our favor, any litigation associated with enforcing non-competition or non-solicitation agreements could be time consuming, costly and distract management’s focus from our business. Moreover, states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, we may decide not to pursue legal remedies if we determine that the costs or other factors outweigh the benefits of any possible legal recourse. Such persons, because they have worked for us or an acquired business, may be able to compete more effectively with us and may be more successful in soliciting its employees and clients than unaffiliated third parties.

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

We regularly assess and take steps to improve our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

Janel may be subject to product and other liability risks for which it may not have adequate insurance coverage.

We may be named a defendant in product liability lawsuits alleging that products or services provided by us have resulted or could result in an unsafe condition or injury to consumers, particularly for our Life Sciences and Manufacturing segments’ products. There are several factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such third-party claims and product liability claims filed against us could carry potential liabilities in excess of our insurance coverage. We cannot be certain that our current insurance will be sufficient to cover any adverse determinations in such product liability lawsuits.

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

These laws, rules and contractual requirements are subject to change and the regulatory environment surrounding data security and privacy is increasingly demanding. Compliance with existing or new privacy, security and data laws, regulations and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations.

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

In addition, any determination that our third-party carriers have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenues and profit and increased operating costs.

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

As previously noted, President-elect Donald Trump has indicated that he intends to impose tariffs, including a 60% tariff on goods imported from China and a 20% tariff on all other U.S. imports, which could result in a trade war. The foregoing and other events beyond the control of our Logistics business, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, may have a material adverse effect on our Logistics segment.

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

Historically, our Logistics business’s operating results have been subject to seasonal trends when measured on a quarterly basis. Its second fiscal quarter has traditionally been the weakest, and the third and fourth fiscal quarters have traditionally been the strongest. As a result, its quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which our Logistics business operates, holiday seasons, consumer demand, climate, economic conditions and numerous other factors. This historical seasonality has also been influenced by the growth and diversification of our Logistics business international network and service offerings. A substantial portion of our Logistics business’s revenues is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our Logistics business’s revenues is, to a large degree, affected by factors that are outside of its control. In addition, our Logistics business has several primarily variable expenses that are fixed for a period of time, and it may not be able to adequately adjust them in a period of rapid change in market demand. Our Logistics business historic operating patterns may not continue in future periods as it cannot influence or forecast many of these factors. Comparisons of our operating results from period to period are, therefore, not necessarily meaningful and should not be relied upon as an indicator of future performance.

Risk Factors Related to Janel’s Life Sciences Business

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

We may also be sued by third parties alleging that we have infringed their intellectual property rights. Such lawsuits are expensive, time-consuming and divert management’s focus away from other business concerns. If we are found to be infringing the intellectual property of others, we could be required to cease certain activities, alter our products or processes, or pay licensing fees, any of which could cause unexpected costs and delays that may materially adversely affect us. If we are unable to obtain a required license on acceptable terms, or if we are unable to design around any third-party patent, we may be unable to sell some of our products and services, which could reduce revenues. Additionally, if we do not prevail in such lawsuits, a court may find damages or award other remedies in favor of the opposing party, which may materially adversely affect our earnings.

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

Risk Factors Related to Janel’s Manufacturing Business

Any decrease in the availability, or increase in the cost, of raw materials could materially affect Indco’s revenues and earnings.

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

While Indco has historically been able to source its raw materials from an assortment of suppliers, at any given time, Indco may be unable to obtain an adequate supply of critical raw materials on a timely basis, at prices and other terms acceptable to it, or at all. If Indco is unable to obtain adequate and timely deliveries of required raw materials, it may be unable to timely manufacture sufficient quantities of products. This could cause Indco to lose sales, incur additional costs, delay new product introductions or suffer harm to its reputation.

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

A small number of our stockholders control the vote of approximately 75.4% of the outstanding shares of our common stock as of September 30, 2024, which includes Janel common stock such persons can acquire through the exercise of vested options granted to them. As a result, these stockholders could control the election of our directors and, therefore, have the ability to control the affairs of Janel. Furthermore, one particular investor in the Company has the right to appoint 50% of the members of our Board of Directors.

As a result, these few stockholders have controlling influence over, among other things, the ability to amend our certificate of incorporation and bylaws or effect or preclude fundamental corporate transactions involving Janel, including the acceptance or rejection of any proposals relating to a merger of Janel or an acquisition of Janel by another entity. The interests of these officers, directors and stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, deter or prevent a change in control of Janel, and some transactions may be more difficult or impossible without the support of these parties.

It is unlikely that Janel will issue dividends on its common stock in the foreseeable future.

We have never declared nor paid cash dividends on our common stock, and we do not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of our Board of Directors.

Janel’s stock price is subject to volatility.

Our common stock trades on the Pink tier of the OTC market under the symbol “JANL.” The market price of Janel’s common stock has been subject to significant fluctuations. There is an absence of a true market for Janel shares and thus a valid valuation is not readily maintained. This result is caused in part by the concentrated holdings of Janel, which has led to abnormal price volatility. Such fluctuations as well as economic conditions generally may adversely affect the market price of Janel’s common stock.

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

Our certificate of incorporation authorizes our Board of Directors to issue shares of preferred stock and to determine the price and other terms for those shares without the approval of our stockholders. As of September 30, 2024, for example, we had 11,368 shares of Series C Cumulative Preferred Stock outstanding. Any such preferred stock we may issue in the future could rank ahead of our common stock with respect to certain rights or obligations, including in terms of dividends and liquidation rights.

Janel has no assurance of a continued public trading market.

Our common stock is quoted in the over-the-counter market on the Pink tier of the OTC market and, to the extent the market price of our common stock falls below $5.00 per share, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, to the extent we are subject to the penny stock rules, such rules may affect the ability of broker-dealers to trade our securities. As a result, characterization as a “penny stock” can discourage investor interest in and limit the marketability of our common stock.

Janel incurs significant costs to comply with the laws and regulations affecting public companies, which could harm its business and results of operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and other applicable securities rules and regulations. These rules and regulations have increased, and will continue to increase, Janel’s legal, accounting and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and Janel may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage.

These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on its Board of Directors or its Board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.

General Risk Factors

Terrorist attacks and other acts of violence or war may affect any market on which the Company’s shares trade, the markets in which the Company’s subsidiaries operate and the Company’s business operations and profitability.

Terrorist acts or acts of war or armed conflict may have a material adverse effect on our business and operations. Any of these acts could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, and, in particular, could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause a reduction in demand for our businesses. In particular, this would have a corresponding adverse effect on our Logistics business.

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

While, to date, we have not had a significant cyber-attack or breach that has had a material impact on our business or results of operations, we remain at risk of a data breach due, in part, to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes or a cyber-attack on a third party’s information network and systems. Additionally, acquired companies will need to be integrated with our information technology systems, which may cause additional training or licensing cost, along with potential delays and disruption. In such an event, our revenues, financial results and ability to operate profitably could be materially adversely affected. The challenges associated with integration of our acquisitions may increase these risks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

The Company maintains a comprehensive risk management program designed to assess, identify, and manage material risks facing the Company, including material risks associated with cybersecurity risks and vulnerabilities. Through this risk management program, the Company seeks to mitigate the potential impact of any cybersecurity incidents on the Company’s operations and financial condition. We have a comprehensive set of processes to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.

These processes include:
•	Implementation of cybersecurity measures, such as firewalls, endpoint intrusion detection and response systems, and anti-virus/anti-malware software.
•	Employee training and awareness programs to educate all employees about cybersecurity threats, incident reporting and prevention measures.
•	Monitoring of network traffic and information technology systems for signs of potential threats.
•	Incident response plan to ensure swift, effective and accurate disclosure of cybersecurity incidents to the appropriate employees of the Company, as well as our Board of Directors, if applicable.

We engaged a third-party expert in January 2021 for the development of our information technology (“IT”) risk management program, which included the development of a common framework for assessing and mitigating IT risks for the Company. The framework included a specific cybersecurity category to address measures to protect the Company from malware, ransomware and phishing, among others. The outcome was the creation of Company IT narratives and an IT risk control matrix. We regularly work with a third-party expert to test and update our risk mitigation controls.

As of the date of this annual report, we are not aware of any cybersecurity incidents that have had, or are reasonably likely to have, a materially adverse effect on our operations, business, results of operations, or financial condition. As discussed more fully under “Item 1A—Risk Factors”, the sophistication of cyber threats continues to increase, and the preventative actions the Company takes to reduce the risk of cyber incidents and protect its systems and information may be insufficient. No matter how well designed or implemented the Company’s cybersecurity controls are, it will not be able to anticipate all security breaches, and it may not be able to implement effective preventive measures against cybersecurity breaches in a timely manner. See “Item 1A—Risk Factors—Security breaches or cybersecurity attacks may have a material adverse effect on Janel’s ability to operate, could result in personal information being misappropriated and may cause Janel to be held liable or suffer harm to its reputation” and “—Our inability to successfully recover should we experience a catastrophic event, disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.”

Governance

The Board of Directors maintains oversight of cybersecurity risk primarily through its Audit Committee. The Audit Committee receives regular updates from management on cybersecurity risks and incidents and the overall effectiveness of our cybersecurity programs.

The Company’s cybersecurity program is led by the Company’s Chief Information Officer (the “CIO”), who has served in such role since October 2018. Our CIO has over 25 years of experience in the technology industry, which includes experience in data security and cybersecurity. Prior to joining the Company, our CIO ran a web tech consulting company serving small- and medium- sized businesses in healthcare and other industries. The Company conducts quarterly meetings of the IT and financial leadership of the Company’s segments, including the CIO, and information from those meetings is provided to the Company’s Audit Committee, which typically meets on a quarterly basis. At each Audit Committee meeting, the CIO and Chief Financial Officer provide an update to the Audit Committee on any relevant current and new IT risks and the general health of the IT risk management program, including cybersecurity risks. They also provide the Audit Committee with a quarterly written cybersecurity brief from IT leadership, including an incident reporting log, a review of emerging cybersecurity risks and developments, an assessment of the overall effectiveness of our cybersecurity programs and recommended updates to our cybersecurity risk assessment program. Management, along with our CIO, is responsible for developing the cybersecurity strategy and supervising our cybersecurity risk management program. Our IT team supports these efforts by managing day-to-day operations, including threat detection, incident response and system monitoring. Our cybersecurity incident reporting and escalation plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior Company management and our Audit Committee and/or Board of Directors, as applicable.

ITEM 2.	PROPERTIES

Janel’s executive offices are located in approximately 3,300 square feet of leased space in New York, New York. The lease term ends September 1, 2025.

As of September 30, 2024, Logistics leased 6,900 square feet of office space in Garden City, New York. This location serves as the executive offices of the Logistics segment. The lease term ends August 31, 2030.

As of September 30, 2024, Logistics leased twenty-six additional office spaces, some of which are on a month-to-month basis, in seventeen states located in the United States. Lease terms for these locations expire at various dates through August 31, 2030.

As of September 30, 2024, Indco owned an approximately 12,600 square-foot manufacturing facility on a 1.2-acre parcel of land in New Albany, Indiana.

As of September 30, 2024, Life Sciences owned an approximately 25,000 square-foot manufacturing facility on a 40-acre parcel of land in Davis, California. The Life Sciences segment also leases three other offices in the United States. Lease terms for these locations expire at various dates through February 28, 2034.

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

	Fiscal Year 2024		Fiscal Year 2023
Fiscal Quarter	High	Low	High	Low
First Quarter, ended December 31,	$27.00	$20.51	$49.00	$36.00

Second Quarter, ended March 31,	$41.02	$23.01	$39.00	$28.00

Third Quarter, ended June 30,	$42.00	$24.00	$34.00	$25.00

Fourth Quarter, ended September 30,	$42.01	$30.00	$28.25	$21.00

On September 30, 2024, the Company had 52 holders of its shares of common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

The closing price of the common stock on September 30, 2024 was $40.50 per share.

Common Stock Dividends

We have not declared, and currently do not plan to declare in the foreseeable future, dividends on our common stock.

Series C Cumulative Preferred Stock (“Series C Stock”)

The Company had 11,368 shares of Series C Stock outstanding as of September 30, 2024 and September 30, 2023.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 7 should be read along with Janel’s audited financial statements and related notes thereto as of September 30, 2024 and 2023 and for each of the two years in the period ended September 30, 2024 included in this Annual Report on Form 10-K.

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

Year Ended September 30, 2024 Acquisitions

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, a non-asset-based freight forwarder and customs broker. At closing, the Company purchased 80% of the outstanding stock of Airschott. The Company also agreed to purchase the remaining 20% of Airschott stock in three years subject to certain closing conditions.

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

Investment in Marketable Securities - Rubicon

As of each of September 30, 2023 and September 30, 2024, the Company owned 1,108,000 shares, or approximately 46.6%, of the common stock of Rubicon Technology, Inc. (“Rubicon”). Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets.

Results of Operations – Janel Corporation

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8.

Refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed on December 8, 2023, for a comparison of fiscal year 2023 results of operations to the fiscal year 2022 results of operations, which specific discussion is incorporated herein by reference.

Our consolidated results of operations are as follows:

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2024	2023
Revenues	$183,184	$186,449
Forwarding expenses and cost of revenues	124,800	130,777
Gross profit	58,384	55,672
Operating expenses	54,626	53,073
Income from operations	$3,758	$2,599
Net income	$551	$723
Adjusted operating income (1)	$6,720	$5,353

Consolidated revenues for the year ended September 30, 2024 were $183,184, or 1.8% lower than fiscal 2023. Revenues decreased primarily due to lower freight prices in our Logistics segment as a result of lower freight demand relative to improved global transportation capacity. Income from operations for fiscal 2024 was $3,758 compared to income from operations of $2,599 for fiscal 2023, an increase of $1,159, largely as a result of increased profits across all of our operating segments. Adjusted operating income for fiscal 2024 increased to $6,720 versus $5,353 in the prior fiscal year primarily due to an overall increase in profits at our business segments.

The Company’s net income for the year ended September 30, 2024 totaled $551 or $0.45 per diluted share, compared to net income of $723 or $0.60 per diluted share for the year ended September 30, 2023. The decrease in net income was largely due to an increase in the fair value of mandatorily redeemable non-controlling interest and higher income tax expense, partially offset by higher profits in our business segments.

(1) The following table sets forth a reconciliation of income from operations to adjusted operating income:

Adjusted Operating Income
Fiscal years ended September 30,
(in thousands)

	2024	2023
Income from operations	$3,758	$2,599
Amortization of intangible assets	2,299	2,098
Stock-based compensation	321	231
Cost recognized on sale of acquired inventory	342	425
Adjusted operating income	$6,720	$5,353

BUSINESS PERFORMANCE

Results of Operations – Logistics

Our Logistics business helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include freight forwarding via air, ocean and land-based carriers; customs brokerage services; warehousing and distribution services; trucking and other value-added logistics services. In addition to these revenue streams, the Company earns accessorial revenues in connection with its core services. Accessorial revenues include, but are not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2024	2023
Revenues	$159,958	$166,052
Forwarding expense	117,501	123,938
Gross profit	$42,457	$42,114
Gross profit margin	26.5%	25.4%
Selling, general and administrative expenses	$37,057	$37,310
Income from operations	$5,400	$4,804

Fiscal 2024 compared with fiscal 2023

Revenues

Total revenues in fiscal 2024 were $159,958 as compared to $166,052 in fiscal 2023, a decrease of $6,094 or 3.7%. Revenues decreased primarily due to lower freight prices as a result of lower freight demand relative to improved global transportation capacity. Lower prices for ocean, air and trucking services led to a decrease in both gross revenues and forwarding expenses. Compared to fiscal 2023, our volume in fiscal 2024, as measured in ocean freight by twenty-foot equivalent units, fell 4%, while air freight volume as measured by metric tons fell 5% and customs entries increased 5%. Organic growth, which represents revenues growth excluding revenues from acquisitions within the preceding 12 months, decreased in fiscal 2024 by 7.3%.

Gross Profit

Gross profit in fiscal 2024 was $42,457, an increase of $343, or 0.8%, as compared to $42,114 in fiscal 2023. Gross profit as a percentage of revenue increased to 26.5% compared to 25.4% for the prior fiscal year, primarily due to lower freight prices. The increase of $343 was the result of $1,562 in gross profit from an acquisition, partially offset by a decrease in gross profit from the remainder of the Logistics segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal 2024 were $37,057 as compared to $37,310 in fiscal 2023. The decrease of $253, or 0.7%, was mainly due to lower personnel expenses and insurance costs. As a percentage of gross revenue, selling, general and administrative expenses were 23.2% and 22.5% for fiscal 2024 and fiscal 2023, respectively. The increase in selling, general and administrative expenses as a percentage of revenue largely reflected the decrease in transportation rates.

Income from Operations

Income from operations increased to $5,400 in fiscal 2024 compared to $4,804 in fiscal 2023. Income from operations increased as a result of normalization in the market, lower personnel expense, insurance costs, and the additional profit from an acquisition. Operating margin as a percentage of gross profit was 12.7% in fiscal 2024 compared to 11.4% in fiscal 2023, largely due to higher gross profits.

Results of Operations - Life Sciences

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies as well as research and diagnostic reagents for, and provides custom services to academic, non-profit and commercial customers.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2024	2023
Revenues	$13,154	$11,059
Cost of sales	2,296	1,951
Cost recognized upon sale of acquired inventory	342	425
Gross profit	$10,516	$8,683
Gross profit margin	79.9%	78.5%
Selling, general and administrative expenses	$7,216	$6,149
Income from operations	$3,300	$2,534

Fiscal 2024 compared with fiscal 2023

Revenues

Total revenues were $13,154 in fiscal 2024 compared with $11,059 in fiscal 2023. Revenues increased 18.9% or $2,095 primarily related to increased product demand and current year acquisitions. Organic growth, which represents revenues growth excluding revenues from acquisitions within the preceding 12 months,  increased in fiscal 2024 by 15.6%.

Gross Profit

Gross profit was $10,516 and $8,683 for fiscal years 2024 and 2023, respectively, representing a year-over-year increase of $1,833. In the fiscal years ended September 30, 2024 and 2023, the Life Sciences segment had a gross profit margin of 79.9% and 78.5%, respectively. The increase in gross profit margin resulted from an improvement in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $7,216 and $6,149 for fiscal years 2024 and 2023, respectively. The year-over-year increase was due to additional expenses from acquired businesses. As a percentage of revenue, selling, general and administrative expenses were 54.9% and 55.6% for fiscal 2024 and fiscal 2023, respectively.

Income from Operations

The Life Sciences business earned $3,300 and $2,534 in income from operations for fiscal 2024 and 2023, respectively. The increase in operating income was primarily due to increased product demand and incremental revenue from acquisitions. As a result of these factors, income from operations as a percentage of revenue increased from 22.9% in fiscal year 2023 to 25.1% in fiscal year 2024.

Results of Operations - Manufacturing

The Company’s Manufacturing segment manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as other larger customers for which they fulfill repetitive production orders.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2024	2023
Revenues	$10,072	$9,338
Cost of sales	4,661	4,463
Gross profit	$5,411	$4,875
Gross profit margin	53.7%	52.2%
Selling, general and administrative expenses	$3,129	$2,978
Income from operations	$2,282	$1,897

Fiscal 2024 compared with fiscal 2023

Revenues

Total revenues were $10,072 in fiscal 2024 compared with $9,338 in fiscal 2023, an increase of 7.9%. The increase in revenues largely reflected an increase in manufacturing volume in the business.

Gross Profit

Gross profit was $5,411 and $4,875 for fiscal years 2024 and 2023, respectively. The year-over-year increase in gross profit reflected an increase in sales volume.  Gross profit margin for the Manufacturing segment during fiscal 2024 was 53.7%, as compared to 52.2%, in fiscal 2023. The increase in gross profit margin was generally due to the increase in sales volume and economies of scale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $3,129 and $2,978 for fiscal years 2024 and 2023, respectively, an increase of $151, or 5.1%. As a percentage of gross revenues, selling, general and administrative expenses were 31.1% and 31.9% for fiscal 2024 and fiscal 2023, respectively. This decrease in selling, general and administrative expenses as a percentage of gross revenues was the result of our leverage over overhead expenses due to higher volumes and revenues.

Income from Operations

Income from operations for fiscal 2024 was $2,282 compared to $1,897 in fiscal 2023, representing a 20.3% increase compared to the prior fiscal year and consistent with the increase in revenues and gross margin, combined with a proportionally lower increase in selling, general and administrative expenses.

Results of Operations – Corporate and Other

Below is a reconciliation of income from operating segments to net (loss) available to common stockholders:

	Years Ended September 30,
	2024	2023
	(In thousands)
Total income from operating segments	$10,982	$9,235
Corporate expenses	(4,620)	(4,331)
Amortization expense	(2,299)	(2,098)
Stock-based compensation - Corporate	(305)	(207)
Total Corporate expenses	(7,224)	(6,636)
Interest expense	(2,318)	(1,998)
Other expense	(346)	(76)
Net income before taxes	1,094	525
Income tax benefit (expense)	(543)	198
Net Income	551	723
Preferred stock dividends	(328)	(284)
Net Income Available to Common Stockholders	$223	$439

Total Corporate Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $588 to $7,224, or 8.9%, in fiscal 2024 as compared to fiscal 2023. The increase was primarily due to higher stock-based compensation expense and amortization expense. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $320, or 16.0%, to $2,318 in fiscal 2024 from $1,998 in fiscal 2023. The increase was primarily due to a higher average debt outstanding and higher interest rates.

Income Tax Benefit (Expense)

On a consolidated basis, the Company recorded an income tax expense of $543 in fiscal 2024, as compared to an income tax benefit of $198 in fiscal 2023. The increase in income tax expense was primarily due to an increase in pretax income.

Preferred Stock Dividends

Preferred stock dividends include the Company’s Series C Stock dividends accrued or paid. For the fiscal years ended September 30, 2024 and 2023, preferred stock dividends were $328 and $284, respectively. Preferred stock dividends for fiscal 2024 increased by $44, or 15.5%, compared to fiscal 2023. The increase in preferred stock dividends was the result of the increase in the dividend rate of the Series C Stock by 1% on January 1, 2024. Such rate is set to increase on each January 1 thereafter for three years to a maximum rate of 9%. The dividend rate of the Series C Stock as of each of September 30, 2024 and September 30, 2023 was 6% and 5%, respectively. Dividends accrued on the Company’s Series C Stock were $2,271 and $2,029 as of September 30, 2024 and 2023, respectively.

Net Income

Net income was $551, or $0.45 per diluted share, for fiscal 2024 and $723, or $0.60 per diluted share, for fiscal year 2023. The decrease in net income was primarily due to a change in fair value of an earnout, higher stock-based compensation and higher income tax expense, partially offset by higher profits in our operating segments.

Net income Available to Common Stockholders

Net income available to common stockholders was $223 or $0.18 per diluted share for fiscal 2024 and $439 or $0.36 per diluted share for fiscal 2023. The decrease in net income available to common stockholders was due to the change in net income discussed above and higher preferred stock dividends.

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

As a customs broker, our Logistics segment makes significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations, such as the payment of duties and taxes to customs authorities primarily in the United States. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenues or expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. These “pass through” billings can influence our traditional credit collection metrics. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes that it has established effective credit control procedures and has historically experienced relatively insignificant collection problems.

Janel’s cash flow performance for the 2024 fiscal year may not necessarily be indicative of future cash flow performance.

As of September 30, 2024, and compared with the prior fiscal year, the Company’s cash and cash equivalents increased by $371, or 15.1%, to $2,832 from $2,461 as of September 30, 2023. During the fiscal year ended September 30, 2024, Janel’s net working capital deficiency (current assets less current liabilities) increased by $5,855, from ($19,549) at September 30, 2023 to ($25,404) at September 30, 2024.

Cash flows from operating activities

Net cash provided by operating activities for fiscal years 2024 and 2023 was $6,832 and $11,388, respectively. The decrease in cash provided by operations for the year ended September 30, 2024 was driven principally by reduced net income, unrealized loss on marketable securities, and  the timing of cash collections for accounts receivables primarily in our Logistics segment for the year ended September 30, 2024.

Cash flows used in investing activities

Net cash used in investing activities, mainly for the acquisition of subsidiaries, was $5,636 for fiscal 2024 and $6,500 for fiscal 2023. Net cash used in investing activities for fiscal 2024 related to two acquisitions; one in our Life Sciences segment and one in our Logistics segment. The fiscal 2023 net cash used in investing activities related to the two acquisitions in our Life Sciences segment and earnout payments to the former owners of ELFS. The Company also used $1,003 for the acquisition of property and equipment for the year ended September 30, 2024 compared to $360 for the year ended September 30, 2023.

Cash flows used in financing activities

Net cash used in financing activities was $574 for fiscal 2024 and $9,018 for fiscal 2023. Net cash used in financing activities in fiscal 2024 primarily came from repayments on our term loan as well as repayment on our subordinated promissory note, partially offset by borrowings from our line of credit. Net cash used in financing activities in fiscal year 2023 primarily included repayment of our term loan and line of credit.

Credit Facilities

Logistics

Santander Bank Facility

The wholly-owned subsidiaries that comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, have a Loan and Security Agreement (as amended, the “Santander Loan Agreement”) with Santander Bank, N.A. (“Santander”) with respect to a revolving line of credit facility (the “Santander Facility”). The Santander Loan Agreement provides for the following: (i) the maximum revolving facility amount available of $35,000 (limited to 90% of the Janel Group Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement); (ii) the LIBOR basis on which interest under the Santander Loan Agreement was calculated under certain circumstances was changed to the Secured Overnight Financing Rate (“SOFR”) and interest on the Santander Facility accrues at an annual rate equal to the one-month SOFR plus 2.75%; (iii) a one-time increase from $1,000 to $3,000 in the amount the Company was permitted to distribute to holders of the Company’s Series C Preferred Stock if specified conditions are met; and (iv) the amount of indebtedness of the Company’s Antibodies Incorporated subsidiary that the Company was permitted to guaranty was increased from $2,920 to $5,000.

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

At September 30, 2024, outstanding borrowings under the Santander Facility were $19,313, representing 55.2% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.65%.

At September 30, 2023, outstanding borrowings under the Santander Facility were $18,759, representing 53.6% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.60%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both September 30, 2024 and September 30, 2023.

Working Capital Requirements

Through September 30, 2024, the Logistics segment’s cash needs were met by the Santander Facility and cash on hand. As of September 30, 2024, the Logistics segment had, subject to collateral availability, $5,852 available for future borrowings under its $35,000 Santander Facility and $748 in cash.

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

Life Sciences and Manufacturing

First Merchants Bank Credit Facility

On February 29, 2016, Indco entered into a Credit Agreement (as amended, the “Prior First Merchants Credit Agreement”) with First Merchants Bank (“First Merchants”).

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

As of September 30, 2024, there were $3,700 of outstanding borrowings under the acquisition loan, $4,028 of outstanding borrowings under the Term A loan and $585 of outstanding borrowings under the Term B loan, with interest accruing on the acquisition loan and revolving loan at an effective interest rate of 7.82% each, and on the Term A loan and Term B loan at an effective interest rate of 7.82% and 4.19%, respectively.

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

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at September 30, 2024 and September 30, 2023.

Working Capital Requirements

Life Sciences and Manufacturing’s cash needs are currently met by the Term A loan, Term B loan, revolving loan and acquisition loan under the First Merchants Credit Facilities and cash on hand. As of September 30, 2024, Life Sciences and Manufacturing had $3,000 available under its $3,000 revolving loan and had $1,300 available under its $5,000 acquisition loan subject to collateral availability and $800 and $1,075 in cash, respectively. The Company believes that the current financial resources will be sufficient to finance the Life Sciences and Manufacturing segment’s operations and obligations (current and long-term liabilities) for the long- and short- term. However, actual working capital needs will depend upon numerous factors, including operating results; the cost associated with growing the Life Sciences and Manufacturing segments, either organically or through acquisitions; competition; and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Life Sciences and Manufacturing’s operations will be materially negatively impacted.

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

The Company’s subsidiaries are implementing business strategies to grow revenues and profitability for fiscal 2025 and beyond. Our Logistics strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions and a continued focus on implementing lean methodologies to contain operating expenses.

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

No indicators of impairment were identified from the date of our annual impairment test through September 30, 2024.

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

The estimated fair value of each intangible and long-lived assets is compared to its carrying amount to determine if impairment exists. If the carrying amount of intangibles and long-lived assets exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the intangibles and long-lived assets. No indicators of impairment of our intangibles and long-lived assets were identified from the date of our annual impairment test through September 30, 2024.

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

Organic Growth

Our non-GAAP financial measure of organic growth represents revenues growth excluding revenues from acquisitions within the preceding 12 months. The organic growth presentation provides useful period-to-period comparison of revenues results as it excludes revenues from acquisitions that would not be included in the comparable prior period.

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

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024, the end of the period covered by this Annual Report on Form 10-K.  Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of ViraQuest and Airschott from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. ViraQuest, which the Company acquired on February 1, 2024, constituted approximately 1 percent of the Company’s total assets and 4 percent of income before income taxes of the Company as of and for the quarter ended March 31, 2024. Airschott, which the Company acquired on June 5, 2024, constituted approximately 2 percent of the Logistics segment’s total assets and a 4 percent of income before income taxes of the Logistics segment as of and for the quarter ended June 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

As referenced above, the Company acquired ViraQuest on February 1, 2024 and Airschott on June 5, 2024. The Company is in the process of reviewing the internal control structure of ViraQuest and Airschott and, if necessary, will make appropriate changes as it integrates ViraQuest and Airschott into the Company’s overall internal control over financial reporting process.  Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have performed an evaluation of the effectiveness of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Commission. Based on this assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The current executive officers and directors of the Company are as follows:

Name	Age	Position
Darren C. Seirer	50	Board Chairman, President and Chief Executive Officer
John Eidinger	44	Board Vice Chairman
Gerard van Kesteren	75	Director, Chair of Audit Committee
Karen M. Ryan	60	Director, Chair of Compensation Committee, Senior Advisor to Life Sciences
Gregory J. Melsen	72	Director, Chair of Nominating and Corporate Governance Committee
John J. Gonzalez, II	74	Director, Senior Advisor for Mergers and Acquisitions
Gregory B. Graves	64	Director
Joseph R. Ferrara	60	Chief Financial Officer, Treasurer and Secretary

Darren C. Seirer has served as Board Chairman, President and Chief Executive Officer of the Company since January 1, 2023. Mr. Seirer has been a private investor since 2019 and he has served as an advisor to the Company since 2021. Mr. Seirer was previously at Select Equity Group, L.P. from 1993 to 2019.  Mr. Seirer has also served as a director of Rubicon since 2022. Mr. Seirer is well-qualified to serve as a member of the Company’s Board of Directors based on his extensive experience in financial services and mergers and acquisitions.

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

Gerard van Kesteren has served as a Director of Janel since November 2015. From 1999 until 2014, Mr. van Kesteren served as the Chief Financial Officer of Kuehne + Nagel Group, an international freight forwarder and leading global provider of innovative and fully integrated supply chain solutions. Mr. van Kesteren has served as a director of Raben Group NV (Netherlands) and Planzer Holding AG (Switzerland) since 2015, and Deufol SE (Germany) since 2022. Additionally, Mr. van Kesteren had previously served as a director of CTP NV (Netherlands) from 2021 to 2024. Mr. van Kesteren is well-qualified to serve as a member of the Company’s Board of Directors based on his extensive experience in the freight forwarding and logistics industry. Mr. van Kesteren serves as the chair of the Audit Committee.

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

Gregory J. Melsen has served as a Director of Janel since January 2018. From 2005 to 2014, he was Vice President-Finance, Treasurer and Chief Financial Officer of Techne Corporation (now Bio-Techne Corporation), a leading developer and manufacturer of specialty biological products that were sold to biomedical researchers and clinical research laboratories, and hematology controls that were used in hospital and clinical laboratories to check the performance of blood analysis instruments. Mr. Melsen has 50 years of business experience, primarily in the accounting and finance areas. He has served as Chief Financial Officer at a number of companies and has 19 years of public accounting experience, including nine years as partner at Deloitte. Mr. Melsen is well-qualified to serve as a member of the Company’s Board of Directors based on his extensive experience in accounting and finance. Mr. Melsen serves as Chair of the Nominating and Corporate Governance Committee.

Karen M. Ryan, also known professionally as Karen Padgett, has served as a Director of Janel since October 2021. Prior to that, she served as Vice President of Global Marketing and Vice President of the Antibody Business Unit of Bio-Techne, a public global life science business from 2014 until 2019. From 1996 until 2014, Ms. Ryan was the founder and Chief Executive Officer of Novus Biologicals, a private research reagent company, which she successfully grew until its sale to Bio-Techne. Ms. Ryan is well qualified to serve as a member of the Company’s Board of Directors based on her extensive life science and executive leadership experience. Ms. Ryan serves as chair of the Compensation Committee.

Gregory B. Graves has served as a Director of Janel since May 31, 2023. Mr. Graves served as Executive Vice President and Chief Financial Officer and Treasurer of Entegris, Inc. (“Entegris”), a company focused on specialty chemicals and advanced materials solutions, from March 2007 to May 15, 2023.  Prior to March 2007, he served as Senior Vice President, Strategic Planning & Business Development of Entegris. Prior to joining Entegris Minnesota in September 2002, Mr. Graves held positions in investment banking, corporate development and public accounting, including at U.S. Bancorp Piper Jaffray, Dain Rauscher, The Pillsbury Company and Deloitte. Mr. Graves has served as a director of Axcelis Technology since February of 2024. In 2022, Mr. Graves joined the Board of Directors of Skywater Technologies, Inc. (a semiconductor manufacturer).  Mr. Graves has served as a director of Laird Superfood, Inc. (a plant-based food company) since September 2018, and was a member of the Board of Directors of Plug Power Inc. (an energy solutions provider) from May 2017 to June 2019. Mr. Graves is well-qualified to serve as a member of the Company’s Board of Directors based on his extensive experience in accounting and finance.

Joseph R. Ferrara is Chief Financial Officer, Treasurer and Secretary of the Company and has served in such capacities since February 2024. Before joining the Company, Mr. Ferrara was the Executive Officer and Chief Financial Officer of Rubicon Technology, Inc. (Rubicon), an OTC listed industrial company, from February 2023 to October 2023. Prior to joining Rubicon, Mr. Ferrara spent 15 years as a financial consultant to various other private companies. Prior to that Mr. Ferrara spent 17 years at Louis Dreyfus Commodities, North America, most recently as its Chief Financial Officer. Prior to that Mr. Ferrara spent five years with Ernst & Young as a senior auditor. Mr. Ferrara has a B.S. in Accounting from the University at Albany, State University of New York and an MBA in finance and international business from New York University’s Stern School of Business.

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

Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s common stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended September 30, 2024.

Board of Directors

During the fiscal year ended September 30, 2024, the Board of Directors met eleven times. No incumbent director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors of the Company and the total number of meetings held by all Board committees in which that director served.

Committees.

The Company’s Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Company’s Board of Directors and is available on its website located at www.janelcorp.com.

Audit Committee.

The Company’s audit committee (“Audit Committee”) oversees its corporate accounting and financial reporting process. The Audit Committee consists of Mr. van Kesteren as the chair, Mr. Gonzalez, Mr. Melsen, Mr. Graves and Ms. Ryan. The Audit Committee met five times during fiscal 2024. The Audit Committee has the following responsibilities, among others, as set forth in the Audit Committee charter:

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

The Board of Directors of the Company has determined that Messrs. Gonzalez, Graves, Melsen and van Kesteren and Ms. Ryan meet the definition of independent directors under the Company’s criteria. The Board of Directors of the Company has also determined that Mr. Graves and Mr. Melsen meet the Company’s independence criteria for audit committee membership, which is based on the Nasdaq rules regarding audit committee independence. The Board of Directors of the Company has determined that Mr. Gonzalez does not meet the Company’s independence criteria for audit committee membership, as he received an annual $90,000 consulting fee and cost of health insurance of $19,000 during fiscal year 2024 for services rendered to the Company’s Logistics segment. The Board of Directors of the Company has also determined that Ms. Ryan does not meet the Company’s independence criteria for audit committee membership, as she received $12,500 of consulting fees during fiscal year 2024 for services rendered to the Company’s Life Sciences segment. The Board of Directors of the Company has also determined that Mr. van Kesteren does not meet the Company’s independence criteria for audit committee membership, as he received an annual $40,000 consulting fee during fiscal year 2024 for services rendered to the Company’s Logistics segment. While the Company’s Board of Directors has determined each of Messrs. Graves, Melsen and van Kesteren to be an audit committee financial expert based on their respective experiences, the Company’s Board of Directors designated Gerard van Kesteren as the audit committee financial expert considering his experience as Chief Financial Officer of Kuehne + Nagel Group.

Compensation Committee

The Company’s compensation committee (the “Compensation Committee”) formulates, reviews and recommends compensation policies that are consistent with Janel’s established compensation philosophy and that will enable it to attract and retain high-quality leadership.

The Compensation Committee met four times during fiscal 2024. The Compensation Committee has the following responsibilities, among others, as set forth in the Compensation Committee’s charter:

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

•	reviewing all forms of compensation for the Company’s senior management, including the form and amount of current salary, deferred salary, cash and non-cash benefits, and all compensation plans;
•	reviewing the Company’s significant severance or similar termination payments and administering the Company’s stock option and other incentive compensation plans and programs;
•	amending or modifying, where appropriate, the provisions of any compensation or benefit plan that does not require stockholder approval;
•	preparing and approving reports to stockholders on compensation matters which are required by the SEC and other government bodies;
•	performing an annual performance appraisal for members of the Company’s senior management designated by the Board of Directors;
•	establishing levels of director compensation to include marketplace reviews of retainers, meeting fees, stock plans and other similar components of compensation; and
•	annually reviewing succession plans for key positions within the Company.

The Company’s Compensation Committee consists of Ms. Ryan as the chair and Messrs. Gonzalez, Graves, Melsen and van Kesteren.  The Company’s Board of Directors has determined that Ms. Ryan and Messrs. Gonzalez, Graves, Melsen and van Kesteren are independent members of the Compensation Committee.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) is responsible for developing and implementing policies and procedures that are intended to assure that Janel’s Board of Directors and the Boards of Directors (or equivalent) of its subsidiaries will be appropriately constituted and organized to meet its fiduciary obligations to the Company and its stockholders on an ongoing basis. The Nominating and Corporate Governance Committee met four times during fiscal 2024. Among other matters, the Nominating and Corporate Governance Committee is responsible for the following, as set forth in the Nominating and Corporate Governance Committee’s charter:

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

Director Compensation

The following table summarizes the compensation paid to the Company’s non-executive directors for their services during the Company’s fiscal year ended September 30, 2024 (actual dollar amounts):

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	All Other Compensation		Total
John J. Gonzalez	$40,000	$41,567	$109,000	(3)	$190,567
Gerard van Kesteren	$50,000	$41,567	$40,000	(4)	$131,567
Karen M. Ryan	$50,000	$41,567	$12,500	(5)	$104,067
Gregory J. Melsen	$50,000	$41,567	$—		$91,567
Gregory B. Graves	$40,000	$41,567	$—		$81,567

(1)	Compensation is paid on a monthly basis.
(2)
The aggregate number of options outstanding as of September 30, 2024 for each director is as follows: Gerard van Kesteren – 9,999, John J. Gonzalez II – 9,999,  Gregory J. Melsen – 16,875, Karen M. Ryan – 7,500, and Gregory B. Graves - 2,500.

(3)	Represents compensation paid to Mr. Gonzalez in connection with his consulting agreement and medical premium
(4)	Represents compensation paid to Mr. van Kesteren in connection with his consulting agreement.
(5)	Represents compensation paid to Ms. Ryan in connection with her consulting agreement

For fiscal year 2024 non-employee directors received a retainer at an annual rate of $40,000, payable on a monthly basis, and 2,500 options, pursuant to the Amended and Restated Janel Corporation 2017 Equity Incentive Plan or such other equity plan that the Company may adopt from time to time. Directors who also serve as executive officers of the Company do not receive additional compensation for their Board service.

Committee chairs receive an additional retainer at an annual rate of $10,000. Non-employee directors are reimbursed for their reasonable travel and other expenses incurred to attend Board of Directors or Board committee meetings.

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

Insider Trading Arrangements and Policies

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by our directors, officers and employees, and the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction
(actual dollar amounts)

The following table provides summary information concerning compensation paid by the Company to our Chief Executive Officer and President, Vice Chairman, our former Principal Financial Officer, Treasurer, and Secretary, and our Chief Financial Officer, Treasurer and Secretary. We refer to these individuals collectively as the “named executive officers”.

Summary Compensation Table

The following table sets forth information regarding the total compensation awarded to, paid to the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2024 and 2023 (actual dollar amounts):

Name and Principal Position	Year	Base Salary ($)	Bonus ($)		All Other Comp. ($)		Total ($)
Darren C. Seirer, Chief Executive Officer and President	2024	100,000	—		1,252	(1)	101,252
	2023	100,000	—		751		100,751
John Eidinger, Vice Chairman	2024	144,000	—		—		144,000
	2023	144,000	—		—		144,000
Vincent A. Verde, Principal Financial Officer, Treasurer and Secretary	2024	105,885	26,131	(2)	165,008	(2)	297,024
	2023	215,000	208,355		35,494		458,849
Joseph R. Ferrara, Chief Financial Officer, Treasurer and Secretary	2024	155,754	25,000		3,254	(3)	184,008

(1)	The amount reported under “All Other Compensation” for the fiscal year ended September 30, 2024 includes $1,252 of 401(k) contributions paid on behalf of Mr. Seirer for the fiscal year ended 2024.
(2)
Mr. Verde served as Principal Financial Officer, Treasurer and Secretary through February 16, 2024. The amount reported under the “Bonus” column for fiscal year ended September 30, 2024 includes a discretionary bonus of $26,131 related to fiscal year 2023 performance. Amounts reported under “All Other Compensation” for the fiscal year ended September 30, 2024 includes $150,000 relating to a separation agreement, $11,531 of insurance premiums, and $3,477 of 401(k) contributions paid on behalf of Mr. Verde for the fiscal year ended 2024.

(3)
Mr. Ferrara was appointed as Chief Financial Officer, Treasurer and Secretary on February 14, 2024. The amount reported under the “Bonus” column for fiscal year ended September 30, 2024 includes a discretionary bonus of $25,000 related to fiscal year 2024 performance. The amount reported under “All Other Compensation” for the fiscal year ended September 30, 2024 includes $3,254 of 401(k) contributions paid on behalf of Mr. Ferrara for the fiscal year ended 2024.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the fiscal years ended September 30, 2024 and 2023 were approximately $548,500 and $535,200, respectively.

The administrative expense charged to operations for the fiscal years ended September 30, 2024 and 2023 aggregated approximately $75,800 and $65,600, respectively.

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

Outstanding Equity Awards at September 30, 2024

None of our named executive officers had any outstanding stock awards at September 30, 2024.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

As noted above, we do not grant equity awards to our named executive officers or other employees of the Company and therefore do not have a policy regarding the timing of grants of option awards in relation to the disclosure of material non-public information by the Company. If, in the future, we anticipate granting stock options, SARs or similar option-like instruments to our named executive officers or other employees of the Company, we expect to establish a policy and/or practice regarding how the Board of Directors determines when to grant such awards and how the Board or Compensation Committee will take material non-public information into account when determining the timing and terms of such awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of September 30, 2024. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of shares of common stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons or entities known to the Company to be the beneficial owners of 5% or more of the outstanding shares of the Company’s common stock as of September 30, 2024.

Name and address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Oaxaca Group L.L.C. (2)	485,302	40.0%
John Eidinger	186,704	15.4%
John J. Gonzalez, II (3)	96,069	7.9%
van Kesteren Foundation (4)	85,000	7.0%
Brendan Killackey	61,300	5.1%

(1)	The address of each person and entity included in this table is 80 Eighth Avenue, New York, NY 10011, except for the van Kesteren Foundation which is Seestrasse 39, 8846 Willerzell, Switzerland.
(2)	These shares are held by Oaxaca Group L.L.C. Dominique Schulte is the sole member of Oaxaca Group L.L.C. and, therefore, shares beneficial ownership of the shares.
(3)	Includes 833 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2024.
(4)
Mr. van Kesteren, a director of the Company, and his wife are members of the Board of Directors of the van Kesteren Foundation. Mr. van Kesteren disclaims beneficial ownership of the shares of the Company’s common stock held by the van Kesteren Foundation.

Directors and Executive Officers

The following table sets forth information with respect to the beneficial ownership of the shares of common stock as of September 30, 2024 by each “named executive officer”, each current director and each nominee for election as a director and all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
John Eidinger	186,704	15.4%
John J. Gonzalez, II (1)	96,069	7.9%
Gerard van Kesteren (1)	37,999	3.1%
Gregory J. Melsen (1)	11,875	*
Karen M. Ryan (1)	6,944	*
Gregory B. Graves	3,082	*
Joseph R. Ferrara	—	*
Darren C. Seirer (2)	—	*
All directors and executive officers as a group (8 persons)	342,673	26.4%

(1)	Includes 833 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of September 30, 2024.
(2)	Does not include shares beneficially owned by Dominique Schulte, Mr. Seirer’s spouse, which are referenced above.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2024, with respect to all compensation arrangements maintained by the Company under which shares of common stock may be issued:

	Column A	Column B	Column C
Plan Category: Equity Compensation plans not approved by security holders:	Number of securities to be issued, upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2013 Non-Qualified Stock Option Plan (1)	3,121	$8.01	39,201
Amended and Restated 2017 Equity Incentive Plan (2)	46,872	$26.46	57,254
Total	49,993	$25.31	96,455

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

Related Party Transactions
(actual dollar amounts)

Brendan J. Killackey, beneficial owner of 5.1% of the Company and serves as its Chief Information Officer. For fiscal year ended September 30, 2024, Mr. Killackey received a base salary of $173,333 and a discretionary bonus of $68,059.

We are not aware of any other transactions since October 1, 2023 or any proposed transactions in which the Company was a party where the amount involved exceeded the lesser of 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and $120,000, and in which a director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
(actual dollar amounts)

The following reflects the fees of Prager Metis CPAs, LLC, the Company’s sole independent public accountant, for the audit of our financial statements for the fiscal years ended September 30, 2024 and 2023, and fees billed for other services provided by Prager Metis during those periods.

	Year End September 30,
Fee Category	2024	2023
Audit Fees	$350,000	$338,750
Audit-Related Fees	16,582	50,195
Tax Fees	—	55,495
Total Fees	$366,582	$444,440

Audit Fees

Audit fees include fees paid and accrued for professional services rendered by Prager Metis CPA’s for 2024 and 2023, fees for the audits of our financial statements included in our Annual Report on Form 10-K for 2024 and 2023, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. Audit fees also include comfort letter fees for 2023.

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

10.26
First Amendment to Amended and Restated Credit Agreement, by and among Indco, Inc. a Tennessee corporation, Antibodies Incorporated, a California corporation, Aves Labs, Inc., an Oregon corporation, PhosphoSolutions LLC, a Nevada limited liability company, ImmunoChemistry Technologies LLC, a Minnesota limited liability company, ECM BioSciences, LLC, a Kentucky limited liability company, Stephen Hall, PHD LTD, an Indiana corporation, ImmunoBioScience Corp., a Washington corporation (collectively as borrowers) and Janel Corporation, a Nevada corporation, as guarantor, and First Merchants Bank, as bank, dated January 10, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

10.27
Fourth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors dated April 25, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.28
Fifth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors dated August 22, 2023 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023).

10.29
Sixth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors dated December 21, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023).

10.30
Consent, Joinder and Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of June 5, 2024, by and among Santander Bank, N.A., as lender, Janel Group, Inc., Expedited Logistics and Freight Services, LLC, ELFS Brokerage LLC, Janel Corporation, Expedited Logistics and Freight Services, LLC and Airschott, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter June 30, 2024)

10.31
Membership Interest Purchase Agreement dated September 21, 2021, by and among Janel Group, Expedited Logistics and Freight Services, LLC and former shareholders of Expedited Logistics and Freight Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021)

10.32
Amendment, dated December 1, 2023, to Membership Interest Purchase Agreement dated September 21, 2021, by and among Janel Group, Expedited Logistics and Freight Services, LLC and former shareholders of Expedited Logistics and Freight Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023)

† 10.33	Separation Agreement with Vincent A. Verde, dated as of March 4, 2024 (filed herewith)
† 10.34	Consulting Agreement, dated July 3, 2024, between Janel Corporation and Karen Ryan (filed herewith)
19.1	Insider Trading Policy, effective May 2, 2024 (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Prager Metis CPAs, LLC (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Principal Financial Officer (furnished herewith)
101
Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2024 and September 30, 2023, (ii) Consolidated Statements of Operations for the years ended September 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements (filed herewith)

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

JANEL CORPORATION (Registrant)

Date: December 6, 2024	By:	/s/ Darren C. Seirer
Darren C. Seirer

Director, Board Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2024	By:	/s/ Joseph R. Ferrara
Joseph R. Ferrara

Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darren C. Seirer	Director, Board Chairman, President and Chief Executive Officer	December 6, 2024
Darren C. Seirer

/s/ John Eidinger	Director, Board Vice Chairman	December 6, 2024
John Eidinger

/s/ Joseph R. Ferrara	Chief Financial Officer, Treasurer and Secretary	December 6, 2024
Joseph R. Ferrara

/s/ John J. Gonzalez, II	Director	December 6, 2024
John J. Gonzalez, II

/s/ Gregory J. Melsen	Director	December 6, 2024
Gregory J. Melsen

/s/ Karen M. Ryan	Director	December 6, 2024
Karen M. Ryan

/s/ Gerard van Kesteren	Director	December 6, 2024
Gerard van Kesteren

/s/ Gregory B. Graves	Director	December 6, 2024
Gregory B. Graves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of
Directors of Janel Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2024 and 2023, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2024 and 2023, and the results of its operations, changes in stockholders’ equity and its cash flows for the years ended September 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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
December 6, 2024

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2024	2023
ASSETS
Current Assets:
Cash	$2,832	$2,461
Accounts receivable, net of allowance for doubtful accounts	33,815	27,518
Inventory, net	4,478	4,850
Prepaid expenses and other current assets	4,829	4,459
Total current assets	45,954	39,288
Property and Equipment, net	5,492	4,922
Other Assets:
Intangible assets, net	25,117	22,683
Goodwill	23,030	20,317
Restricted cash	250	—
Investment in marketable securities at fair value	1,574	1,573
Operating lease right of use asset	8,621	7,460
Security deposits and other long-term assets	572	591
Total other assets	59,164	52,624
Total assets	$110,610	$96,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$23,013	$19,709
Accounts payable - trade	32,000	25,447
Accrued expenses and other current liabilities	7,489	6,337
Dividends payable	2,271	2,029
Current portion of earnout	1,262	592
Current portion of long-term debt	1,276	715
Current portion of subordinated promissory note-related party	1,628	1,988
Current portion of operating lease liabilities	2,419	2,020
Total current liabilities	71,358	58,837
Other Liabilities:
Long-term debt	3,028	5,784
Long-term portion of earnout	2,119	1,738
Subordinated promissory notes-related party	3,445	3,424
Mandatorily redeemable non-controlling interest	1,529	565
Deferred income taxes	2,514	1,341
Long-term operating lease liabilities	6,585	5,689
Other liabilities	531	483
Total other liabilities	19,751	19,024
Total liabilities	91,109	77,861
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized	—	—
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at September 30, 2024 and September 30, 2023, liquidation value of $7,957 and $7,713 at September 30, 2024 and September 30, 2023, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of September 30, 2024 and September 30, 2023, respectively	1	1
Paid-in capital	17,084	17,107
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	2,656	2,105
Total stockholders’ equity	19,501	18,973
Total liabilities and stockholders’ equity	$110,610	$96,834

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	2024	2023
Revenues:
Logistics	$159,958	$166,052
Life Sciences and Manufacturing	23,226	20,397
Total Revenues	183,184	186,449
Forwarding expenses and cost of revenues:
Forwarding expenses - Logistics	117,501	123,938
Cost of revenues - Life Sciences and Manufacturing	7,299	6,839
Total forwarding expenses and cost of revenues	124,800	130,777
Gross profit	58,384	55,672
Operating Expenses:
Selling, general and administrative	52,327	50,975
Amortization of intangible assets	2,299	2,098
Total Operating Expenses	54,626	53,073
Income from Operations	3,758	2,599
Other Items:
Interest expense	(2,318)	(1,998)
Other expense	(346)	(76)
Income Before Income Taxes	1,094	525
Income tax benefit (expense)	(543)	198
Net Income	551	723
Preferred stock dividends	(328)	(284)
Net Income Available to Common Stockholders	$223	$439
Net income per share:
Basic	$0.46	$0.61
Diluted	$0.45	$0.60

Net income per share attributable to common stockholders:
Basic	$0.19	$0.37
Diluted	$0.18	$0.36

Weighted average number of shares outstanding:
Basic	1,186.4	1,186.4
Diluted	1,206.2	1,206.2

The accompanying notes are an integral part of these consolidated financial statements.

 JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNING (DEFICIT)	TOTAL EQUITY
	Shares	$	Shares	$	$	Shares	$	$	$
Balance - September 30, 2022	11,368	$—	1,206,354	$1	$17,184	20,000	$(240)	$1,382	$18,327
Net Income	—	—	—	—	—	—	—	723	723
Dividends to preferred stockholders	—	—	—	—	(284)	—	—	—	(284)
Stock based compensation	—	—	—	—	207	—	—	—	207
Balance - September 30, 2023	11,368	$—	1,206,354	$1	$17,107	20,000	$(240)	$2,105	$18,973
Net Income	—	—	—	—	—	—	—	551	551
Dividends to preferred stockholders	—	—	—	—	(328)	—	—	—	(328)
Stock based compensation	—	—	—	—	305	—	—	—	305
Balance - September 30, 2024	11,368	$—	1,206,354	$1	$17,084	20,000	$(240)	$2,656	$19,501

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$551	$723
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of uncollectible accounts	(37)	(100)
Depreciation	551	508
Deferred income tax provision	196	(1,200)
Amortization of intangible assets	2,299	2,098
Amortization of acquired inventory valuation	342	425
Amortization of loan costs	81	89
Stock based compensation	321	231
Unrealized loss on marketable securities	41	798
Change in fair value of earnout	774	(857)
Change in fair value of mandatorily redeemable noncontrolling interest	964	135
Gain on extinguishment	(21)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,515)	29,799
Inventory	39	34
Prepaid expenses and other current assets	(250)	(1,036)
Security deposits and other long-term assets	19	(48)
Accounts payable and accrued expenses	5,296	(20,396)
Other liabilities	181	185
Net cash provided by operating activities	6,832	11,388
Cash Flows from Investing Activities:
Acquisition of property and equipment, net of disposals	(1,003)	(360)
Investment in marketable securities (net of dividends)	(42)	—
Acquisitions, net of cash acquired	(3,851)	(4,447)
Earnout payment	(740)	(1,693)
Net cash used in investing activities	(5,636)	(6,500)
Cash Flows from Financing Activities:
Dividends paid to preferred stockholders	(84)	—
Repayments of term loan	(2,277)	(1,748)
Line of credit borrowings (payments)	3,304	(6,687)
Repayment of subordinated promissory note-related party	(1,517)	(583)
Net cash used in financing activities	(574)	(9,018)
Net (decrease) increase in cash	621	(4,130)
Cash at beginning of the period	2,461	6,591
Cash and restricted cash at end of period	3,082	2,461

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	1,999	1,862
Income taxes	585	1,393
Non-cash operating activities:
Contingent earnout acquisition	64	300
Due to former owner	740	455
Non-cash investing activities:
Airschott subordinated promissory note	1,200	—
Airschott contingent deferred consideration	952	—
Non-cash financing activities:
Dividends declared to preferred stockholders	328	284

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, a non-asset-based freight forwarder and customs broker.  At closing, the Company purchased 80% of the outstanding stock of Airschott.  The Company also agreed to purchase the remaining 20% of Airschott stock in three years subject to certain closing conditions.

Life Sciences
The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies as well as  research and diagnostic reagents for, and provides custom services to, academic, non-profit and commercial customers.

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

On February 1, 2024, the Company completed a business combination whereby it acquired all the outstanding stock of ViraQuest Inc., which we include in our Life Sciences segment.

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

Investment in Marketable Securities - Rubicon

As of each of September 30, 2023 and September 30, 2024, the Company owned 1,108,000 shares, or approximately 46.6%, of the common stock of Rubicon. Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of September 30, 2024 and September 30, 2023 was $582 and $1,255, respectively.

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

The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2024 and 2023.

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

The Company concluded that the fair value of intangibles and long-lived assets were not deemed to be impaired as of September 30, 2024 and 2023.

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

The Company evaluates whether amounts billed to customers should be reported as gross or net revenues. Generally, revenues are recorded on a gross basis when the Company is acting as principal and is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party. Revenues is recognized on a net basis when the Company is acting as agent and we do not have latitude in carrier selection or establish rates with the carrier.

In the Logistics segment, the Company disaggregates its revenues by its four primary service categories: trucking, ocean freight, air freight, customs brokerage and other. A summary of the Company’s revenues disaggregated by major service lines for the fiscal year ended September 30, 2024 and 2023 was as follows:

	Year Ended September 30,
Service Type	2024	2023
Trucking	$73,193	$80,364
Ocean	40,567	42,047
Air	26,753	23,095
Customs Brokerage and Other	19,445	20,546
Total	$159,958	$166,052

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

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Indco acquisition whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holders. The Company is required to purchase 20% per year of the mandatorily redeemable non-controlling interest at the option of the holders beginning on the third anniversary of the date of the Indco acquisition, which was March 21, 2019. As of September 30, 2024, the holders had not exercised their redemption rights.

On December 13, 2021, two minority owners of Indco exercised 7,000 and 3,372 options to purchase Indco’s common stock at an exercise price of $6.48 and $12.07 for an aggregate purchase price of $45 and $41, respectively. Indco issued related party promissory notes in the amount of $45 and $41, respectively, which bear interest at 1% per annum; both interest and principal are payable on the maturity date of December 31, 2024. On November 30, 2020, a minority owner of Indco exercised 7,000 options to purchase Indco’s common stock at an exercise price of $6.48 for an aggregate purchase price of $45. Indco issued a related party promissory note in the amount of $45, which bears interest at 1% per annum; both interest and principal were payable on the maturity date of December 31, 2023. These notes are included in security deposits and other long-term assets. The fair value of the shares issued of Indco’s common stock was recorded as an increase in mandatorily redeemable non-controlling interest. As a result of the exercise of options to purchase Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 9.8% as of  each of September 30, 2024 and 2023.

On the date the Company acquired the controlling interest in a business combination, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption “Mandatorily redeemable non-controlling interest.” The mandatorily redeemable non-controlling interest is adjusted each reporting period, if required, to its then current redemption value, based on the predetermined formula defined in the respective agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of operations by recording the adjustments and earnings to other income and expense in the caption “Other expense.”

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

For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal year ended September 30, 2024 and 2023 amounted to $348 and 372, respectively.

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

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). In December 2022, the FASB issued ASU 2022-06 to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of September 30, 2024, we continue to monitor our contracts and transactions for potential application of these ASUs.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

2.	ACQUISITIONS AND INVESTMENTS

Fiscal 2024 Acquisitions

Logistics

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, Inc. (“Airschott”), a non-asset-based freight forwarder and customs broker, for an aggregate purchase price of $5,810.  At closing, the Company purchased 80% of the outstanding stock of Airschott for $3,600 in cash, a $1,200 floating-rate seller’s note, and net liabilities assumed of $170.  The Company also agreed to purchase the remaining 20% of Airschott stock in three years for deferred consideration of the greater of 20% of 1.25 times the trailing twelve months gross profit of Airschott and $1,200.  The acquisition was funded by our existing acquisition draw facility with First Merchants Bank (“First Merchants”) and through our existing asset-backed facility with Santander Bank, N.A. (“Santander”). In connection with the combination, the Company recorded an aggregate of $1,661 in goodwill and $4,320 in other identifiable intangibles. Subsequently, the Company recorded a deferred tax liability related to the acquisition of $977 and increased the goodwill related to the acquisition by the same amount. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. Airschott was founded in 1977 and is headquartered in Dulles, Virginia. The acquisition of Airschott was completed to expand our service offerings in our Logistics segment.

Life Sciences

On February 1, 2024, the Company completed a business combination whereby it acquired all the outstanding stock of ViraQuest, Inc. (“ViraQuest”), for an aggregate purchase price of $635, net of $29 cash received. At closing, $600 was paid in cash and $64 was recorded as a preliminary earnout consideration. The acquisition was funded with cash provided by operating activities, and the results of operations of ViraQuest are included in Janel’s consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $74 in goodwill and $412 in other identifiable intangibles. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. ViraQuest is a biotechnology custom service provider specializing in adenovirus production services. ViraQuest was founded in 2000 and is headquartered in North Liberty, Iowa. The acquisition of ViraQuest was completed to expand our service offerings in our Life Sciences segment.

Fiscal 2023 Acquisitions

Life Sciences

On November 1, 2022, the Company completed a business combination whereby it acquired all of the outstanding stock of ImmunoBioScience Corporation (“IBSC”), for an aggregate purchase price of $3,602, net of $153 cash received.  At closing, $3,000 was paid in cash, $250 was due to the former stockholder of IBSC as a deferred acquisition payment upon integration, $300 was recorded as a preliminary earnout consideration (not to exceed $750) and $205 was recorded as a preliminary working capital adjustment. The acquisition was funded with cash provided by normal operations, and the results of operations of IBSC are included in Janel’s consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $1,468 in goodwill and $1,680 in other identifiable intangibles. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. IBSC is a developer and manufacturer of high-quality reagents used by research and diagnostic customers. IBSC was founded in 2007 and is headquartered in Mukilteo, Washington. The acquisition of IBSC was completed to expand our product offerings in our Life Sciences segment.

On March 2, 2023, the Company completed a business combination whereby it acquired all of the outstanding stock of Stephen Hall PhD, Ltd. (“SH”) for an aggregate purchase price of $600. At closing, $500 was paid in cash and $100 was due to the former stockholder of SH as a deferred acquisition payment upon integration. The acquisition was funded with cash provided by normal operations, and the results of operations of SH are included in Janel’s consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $181 in goodwill and $202 in other identifiable intangibles. SH is a developer and manufacturer of antibodies and cell culture media for research and diagnostic uses. SH was founded in 2011 and is headquartered in Lafayette, Indiana. The acquisition of SH was completed to expand our product offerings in our Life Sciences segment.

On May 22, 2023, the Company acquired all the rights, title and interests to a royalty agreement for certain antibody products for a purchase price of $500. The Company recorded this acquisition as a royalty asset, which is included in intangible assets in the accompanying consolidated balance sheet (reclassed from Security deposits and other long-term assets in fiscal year 2024) and will be amortized over the estimated life of ten years.

Investment in Marketable Securities - Rubicon

As of each of September 30, 2023 and September 30, 2024, the Company owned 1,108,000 shares, or approximately 46.6%, of the common stock of Rubicon. Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets.

3.	INVENTORY

Inventories consisted of the following (in thousands):

	Year End September 30,
	2024	2023
Finished goods	$1,860	$2,095
Work-in-process	768	969
Raw materials	1,884	1,811
Gross inventory	4,512	4,875
Less – reserve for inventory valuation	(34)	(25)
Inventory net	$4,478	$4,850

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows (in thousands):

	September 30,
	2024	2023	Life
Building and improvements	$3,083	$3,064	12-30 years
Land and improvements	1,387	1,385	Indefinite
Furniture and Fixture	561	373	3-7 years
Computer Equipment	854	988	3-5 years
Machinery & Equipment	1,984	1,454	3-15 years
Leasehold Improvements	906	270	3-5 years
	8,775	7,534
Less Accumulated Depreciation	(3,283)	(2,612)
	$5,492	$4,922

Depreciation expense for the fiscal year ended September 30, 2024 and 2023 was $551 and $508, respectively.

5.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	September 30,
	2024	2023	Life
Customer relationships	$29,790	$25,238	10-24 Years
Trademarks/names	4,661	4,559	1-20 Years
Trademarks/names	521	521	Indefinite
Other	2,007	1,929	2-22 Years
	36,979	32,247
Less: Accumulated Amortization	(11,862)	(9,564)
	$25,117	$22,683

The composition of the intangible assets balance at September 30, 2024 and 2023 is as follows (in thousands):

	September 30,
	2024	2023
Logistics	$22,494	$18,174
Life Sciences	6,785	6,373
Manufacturing	7,700	7,700
	36,979	32,247
Less: Accumulated Amortization	(11,862)	(9,564)
	$25,117	$22,683

Amortization expense of intangible assets for the year ended September 30, 2024 and 2023 was $2,299 and $2,098, respectively.

The future amortization of these intangible assets is expected to be as follows (in thousands):

Fiscal Year 2025	$2,566
Fiscal Year 2026	2,566
Fiscal Year 2027	2,535
Fiscal Year 2028	2,513
Fiscal Year 2029	2,487
Thereafter	11,929
$24,596

6.	GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Logistics, Life Sciences and Manufacturing businesses.

The composition of the goodwill balance at September 30, 2024 and 2023 is as follows (in thousands):

	September 30,
	2024	2023
Logistics	$11,813	$9,175
Life Sciences	6,171	6,096
Manufacturing	5,046	5,046
Total	$23,030	$20,317

7.	NOTES PAYABLE - BANKS

(A)	Santander Bank Facility

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

At September 30, 2024, outstanding borrowings under the Santander Facility were $19,313, representing 55.2% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 7.65%.

At September 30, 2023, outstanding borrowings under the Santander Facility were $18,759, representing 53.6% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.60%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both September 30, 2024 and September 30, 2023.

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

On January 10, 2024, the First Merchants Credit Facilities were amended to provide for, among other changes, permitted affiliate loans provided availability on its revolving loan both before and after giving effect to any such loan, is not less than $1,000 and maturity of such permitted affiliate loans are not to exceed fourteen days from disbursement.

As of September 30, 2024, there were $3,700 of outstanding borrowings under the acquisition loan, $4,028 of outstanding borrowings under the Term A loan and $585 of outstanding borrowings under the Term B loan, with interest accruing on the acquisition loan and revolving loan at an effective interest rate of 7.82% each, and on the Term A loan and Term B loan at an effective interest rate of 7.82% and 4.19%, respectively.

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

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at each of September 30, 2024 and September 30, 2023.

The table below sets forth the total long-term debt, net of capitalized loan fees of $309 for the First Merchants Credit Agreement (in thousands):

	September 30,
	2024	2023
Total Debt	$4,304	$6,499
Less Current Portion	(1,276)	(715)
Long-term Portion	$3,028	$5,784

These obligations mature as follows (in thousands):

Fiscal Year 2025	$1,276
Fiscal Year 2026	691
Fiscal Year 2027	691
Fiscal Year 2028	691
Fiscal Year 2029	691
Thereafter	264
$4,304

8.	SUBORDINATED PROMISSORY NOTES – RELATED PARTY

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

As of September 30, 2024, the amount outstanding under the ICT Subordinated Promissory Note was $55, all of which is included in the current portion of subordinated promissory notes.

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

As of September 30, 2024, the amount outstanding under the ELFS Subordinated Promissory Notes was $3,918, of which $1,173 is included in the current portion of subordinated promissory notes and $2,745 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2023, the amount outstanding under the ELFS Subordinated Promissory Notes was $5,100, of which $1,700 was included in the current portion of subordinated promissory notes and $3,400 was included in the long-term portion of subordinated promissory notes.

(C)    Airschott Subordinated Promissory Note

Janel Group is the obligor on a floating rate (Prime Rate plus 2%) subordinated promissory note (the “Airschott Subordinated Promissory Note”) in the amount of $1,200 issued, to a former owner of Airschott, in connection with the business combination whereby Janel Group acquired Airschott.  The note is payable in twelve consecutive quarterly payments, which commenced in July 2024, of $100 together with accrued interest on the outstanding principal balance.

As of September 30, 2024, the amount outstanding under the Airschott Subordinated Promissory Note was $1,100, of which $400 was included in the current portion of subordinated promissory notes and $700 was included in the long-term portion of subordinated promissory notes.

	September 30,
	2024	2023
	(in thousands)
Total Subordinated Promissory Notes	$5,073	$5,412
Less Current Portion of Subordinated Promissory Notes	(1,628)	(1,988)
Long Term Portion of Subordinated Promissory Notes	$3,445	$3,424

These obligations mature as follows (in thousands):

Total
2025	$1,628
2026	1,315
2027	1,215
2028	915
Total	$5,073

9.	STOCKHOLDERS’ EQUITY
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

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) were initially entitled to receive annual dividends at a rate of 7% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, with such rate to increase by 2% annually beginning on the third anniversary of issuance of such Series C Stock to a maximum rate of 13%. By the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation on March 31, 2022, the annual dividend rate decreased to 5% per annum of the original issuance price, when and if declared by the Company’s Board of Directors, and increased by 1% on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of September 30, 2024 and 2023 was 6% and 5%, respectively . In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued dividends thereon. The liquidation value of Series C Stock was $7,957 and $7,713 as of September 30, 2024 and September 30, 2023, respectively.

For the fiscal year ended September 30, 2024 and 2023, the Company declared dividends on Series C Stock of $328 and $284, respectively. At September 30, 2024 and 2023, the Company had accrued dividends of $2,271 and $2,029, respectively.

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

Total stock-based compensation for the fiscal year ended September 30, 2024 and 2023 amounted to $321 and $231, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	2024	2023
Risk-free interest rate	4.63%	3.98%
Expected option term in years	4.5 - 6.0	5.5 - 6.5
Expected volatility	58.2%	93.6%
Dividend yield	—%	—%
Weighted average grant date fair value	9.83 - 16.63	30.06 - 41.24

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2023	40,993	$22.53	6.6	$862.16
Granted	12,500	$28.25	9.3	$153.13
Expired	(3,500)	$3.25	—	$—
Outstanding balance at September 30, 2024	49,993	$25.31	6.9	$884.91
Exercisable at September 30, 2024	24,162	$12.63	5.3	$673.48

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s Common Stock at September 30, 2024 of $40.50 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2024, there was approximately $241 of total unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over the next year.

Liability classified share-based awards

During the fiscal year ended September 30, 2024 and 2023, there were no options granted and no options were exercised with respect to Indco’s common stock.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2023	35,607	$12.22	5.8	$375.02
Outstanding Balance at September 30, 2024	35,607	$12.22	4.8	$375.02
Exercisable on September 30, 2024	33,269	$11.87	4.6	361.95

The aggregate intrinsic value in the above table was calculated as the difference between the valuation price of Indco’s common stock at September 30, 2024 of $22.75 per share and the exercise price of the stock options that had strike prices below such closing price.

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $350 and $334 as of September 30, 2024 and September 30, 2023, respectively, and is included in other liabilities in the consolidated financial statement.The compensation cost related to these options was approximately $16 and $23 for the fiscal years ended September 30, 2024 and September 30, 2023, respectively, and is included in other liabilities in the consolidated financial statement.The cost associated with the options issued on each grant date is being recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options continue to be accounted for as a liability in accordance with ASC 480-10-25-8 and are measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

As a result of previous option exercise and stock repurchase activity, the mandatorily redeemable non-controlling interest percentage was 9.8% as of each of September 30, 2024 and 2023.

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

As of September 30, 2024, there was no unrecognized compensation expense related to the unvested Indco stock options.

11.	INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per share (“EPS”) computations for the fiscal years ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Year Ended September 30,
	2024	2023
Income:
Net income	$551	$723
Preferred stock dividends	(328)	(284)
Non-controlling interest dividends	—	—
Net income available to common stockholders	$223	$439

Common Shares:
Basic - weighted average common shares	1,186	1,186
Effect of dilutive stock options	20	20
Diluted - weighted average common stock	1,206	1,206
Income per Common Share:
Basic -
Net income	$0.46	$0.61
Preferred stock dividends	(0.27)	(0.24)
Non-controlling interest dividends	—	—
Net income (loss) attributable to common stockholders	$0.19	$0.37
Diluted -
Net income	$0.45	$0.60
Preferred stock dividends	(0.27)	(0.24)
Non-controlling interest dividends	—	—
Net income available to common stockholders	$0.18	$0.36

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 10,000 anti-dilutive shares for the fiscal year ended September 30, 2024 and 10,000 anti-dilutive shares for the fiscal years ended September 30, 2023.

Potentially diluted securities as of September 30, 2024 and 2023 are as follows:

	September 30,
	2024	2023
Employee stock options (Note 10)	49,993	40,993
	49,993	40,993

12.	INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from operations is as follows (in thousands):

	Year Ended September 30,
	2024	2023
Federal taxes at statutory rates	$230	$110
Permanent differences	109	250
State and local taxes, net of Federal benefit	155	(273)
Other	49	(285)
Total	$543	$(198)

 The provisions of income taxes are summarized as follows (in thousands):

	Year Ended September 30,
	2024	2023
Current	$347	$1,048
Deferred	196	(1,246)
Total	$543	$(198)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2024	2023
Deferred tax assets - net operating loss carryforwards	$48	$52
Lease liability	2,115	1,814
Other	744	768
Stock based compensation	445	374
Total deferred tax assets	3,352	3,008
Valuation allowance	—	—
Total deferred tax assets net of valuation allowance	3,352	3,008
Deferred tax liabilities - depreciation and amortization	3,604	2,564
Prepaid expenses	237	30
Right of use assets	2,025	1,755
Total deferred tax liabilities	5,866	4,349
Net deferred tax liability	$(2,514)	$(1,341)

As of September 30, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Income tax returns for tax years from 2019 through 2023 remain subject to examination by the taxing jurisdictions.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the years ended September 30, 2024 and 2023 were $549 and $535, respectively.

The administrative expense charged to operations for the years ended September 30, 2024 and 2023 aggregated $76 and $65, respectively.

14.	BUSINESS SEGMENT INFORMATION

As discussed above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the fiscal years ended September 30, 2024 and 2023:

For the year ended September 30, 2024 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$183,184	$159,958	$13,154	$10,072	$—
Forwarding expenses and cost of revenues	124,800	117,501	2,638	4,661	—
Gross profit	58,384	42,457	10,516	5,411	—
Selling, general and administrative	52,327	37,057	7,216	3,129	4,925
Amortization of intangible assets	2,299	—	—	—	2,299
Income (loss) from operations	3,758	5,400	3,300	2,282	(7,224)
Interest expense	2,318	1,667	367	284	—
Identifiable assets	110,610	42,495	11,230	4,162	52,723
Capital expenditures, net of disposals	$1,003	$84	$911	$8	$—

For the year ended September 30, 2023 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$186,449	$166,052	$11,059	$9,338	$—
Forwarding expenses and cost of revenues	130,777	123,938	2,376	4,463	—
Gross profit	55,672	42,114	8,683	4,875	—
Selling, general and administrative	50,975	37,310	6,149	2,978	4,538
Amortization of intangible assets	2,098	—	—	—	2,098
Income (loss) from operations	2,599	4,804	2,534	1,897	(6,636)
Interest expense	1,998	1,357	248	393	—
Identifiable assets	96,834	34,823	11,932	4,202	45,877
Capital expenditures, net of disposals	$360	$271	$87	$2	$—

Goodwill and intangible assets are recorded at the Corporate level and are included in identifiable assets.

15.	LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of September 30, 2024, the remaining terms of the Company’s operating leases were between one and 126 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the years ended September 30, 2024 and 2023 are as follows:

	2024	2023
Operating lease cost	$2,522	$2,102
Short-term lease cost	348	372
Total lease cost	$2,870	$2,474

Rent expense for the year ended September 30, 2024 and 2023 was $2,870 and $2,474, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2024 were $8,621, $2,419 and $6,585, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2023 were $7,460, $2,020 and $5,689, respectively.

During the twelve months ended September 30, 2024 and 2023, the Company entered into new operating leases and recorded an additional $313 and $ 1,759, respectively in operating lease right of use assets and corresponding lease liabilities.

As of September 30, 2024 and 2023, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.3 years and 5.72% and 5.9 years and  4.01% respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $2,395 and $2,012 for the twelve months ended September 30, 2024 and 2023.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2024 are as follows (in thousands):

Year End September 30, 2024
2025	$2,883
2026	2,432
2027	1,726
2028	1,515
2029	505
Thereafter	1,559
Total undiscounted loan payments	10,620
Less imputed interest	(1,616)
Total lease obligation	$9,004

16.	RUBICON INVESTMENT
(in thousands, except per share data)

As of each of September 30, 2023 and September 30, 2024, the Company owned 1,108,000 shares, or approximately 46.6%, of the common stock of Rubicon. Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets.

The Company revalued the investment in Rubicon’s securities on September 30, 2024 and 2023 and recorded a loss of $55 and $798, respectively within other income (loss), net of dividends on the Company’s consolidated. Below is reconciliation for the changes to the investment in Rubicon for the year ended September 30, 2024 and 2023.

	September 30,	September 30,
	2024	2023
Balance at beginning of year	$1,573	$2,371
Fair value adjustments to Rubicon investment	(55)	(798)
Total	$1,518	$1,573

17.	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

	Total fair value at September 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in Rubicon at fair value	$1,518	$1,518	$—	$—
Investment in other marketable securities	56	56	—	—
	$1,574	$1,574	$—	$—
Liabilities:
Contingent earnout liabilities	$3,381	$2,100	$—	$1,281
	$3,381	$2,100	$—	$1,281

The contingent earnout liability for ELFS was classified as Level 3 as of September 30, 2023. On December 1, 2023, in connection with the Purchase Agreement Amendment among Janel Group and the ELFS Sellers described above, the parties agreed to certain modifications fixing the amount of the remaining earnout payments to ELFS in earnout years three and four to $1,078 each year. As a result, the measurement of the earnout liability became a Level 1 fair value measurement based on the present value of the negotiated payments.

Inputs to the valuation approach for contingent earnout liabilities for Airschott include the Company’s forecasted gross profit for each of the next 3 fiscal years from the acquisition date, estimated volatility measure of 20%, expected term of 3 years, an underlying metric discount rate of 8.9%, and a discount rate on the earnout payments of 8.25%.

	Total fair value at September 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in Rubicon at fair value	$1,573	$1,573	$—	$—
	$1,573	$1,573	$—	$—
Liabilities:
Contingent earnout liabilities	$2,330	$—	$—	$2,330
	$2,330	$—	$—	$2,330
Investment in Rubicon at fair value

As of each of September 30, 2024 and September 30, 2023, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense). Refer to Note 16 to Consolidated Financial Statements for reconciliation of changes to the investment in Rubicon for the years ended September 30, 2024 and 2023.

Contingent earnout liabilities

For the period ending September 30, 2024, these liabilities relate to the estimated fair value of earnout payments to former IBSC,ELFS,ViraQuest and Airschott owners. For the period ending September 30, 2023, these liabilities relate to the estimated fair value of earnout payments to former IBSC and ELFS owners. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2024 were $1,262 and $2,119, respectively. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2023 were $592 and $1,738, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation (in thousands):

	September 30,
	2024	2023
Balance at beginning of year	$2,330	$4,580
Fair value of contingent consideration recorded in connection with business combinations	1,017	300
Earnout payment	(740)	(1,693)
Fair value adjustment of contingent earnout liabilities	774	(857)
Total	$3,381	$2,330

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

Employment Agreements

The Company has various employment agreements, including employment agreements with the previous owners of ELFS and Airschott.

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

No customer accounts for 10% or more of consolidated sales for the years ended September 30, 2024 and 2023. No customer accounted for 10% or more of consolidated accounts receivable at September 30, 2024 and 2023.

(E)	Auto Insurance

In the ordinary course of our Logistics business, we are a defendant in several legal proceedings arising out of the conduct of our Logistics business. These proceedings include third party claims for property damage or bodily injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or bodily injury claims, in the aggregate, will have a material impact on our consolidated financial statements. Within our Logistics segment, ELFS maintains auto liability for commercial trucking claims of up to $6,000 per occurrence, and general liability with of up to $6,000 per occurrence.

20.	SUBSEQUENT EVENTS

On November 22, 2024, Antibodies Incorporated, Aves Labs, Inc., Indco, Inc., and their wholly-owned subsidiaries, entered into the Second Amendment to the Amended and Restated Credit Agreement and Joinder Agreement dated as of April 25, 2023 and first amended as of January 10, 2024. The Second Amendment increased the borrowing capacity by $6,700.