Form 10-Q
period 2024-12-31
JANEL CORP
filed 2025-02-07
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 7, 2025 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended December 31, 2024

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2024	September 30, 2024
ASSETS
Current Assets:
Cash	$2,350	$2,832
Accounts receivable, net of allowance for doubtful accounts	33,697	33,815
Inventory, net	4,635	4,478
Prepaid expenses and other current assets	4,642	4,829
Total current assets	45,324	45,954
Property and Equipment, net	5,425	5,492
Other Assets:
Intangible assets, net	24,475	25,117
Goodwill	23,227	23,030
Restricted cash	2,414	250
Investment in marketable securities at fair value	1,913	1,574
Operating lease right of use asset	7,861	8,621
Security deposits and other long-term assets	607	572
Total other assets	60,497	59,164
Total assets	$111,246	$110,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$19,687	$23,013
Accounts payable - trade	33,151	32,000
Accrued expenses and other current liabilities	6,257	7,489
Dividends payable	2,274	2,271
Current portion of earnout	1,262	1,262
Current portion of long-term debt	1,452	1,276
Current portion of subordinated promissory notes-related party	1,574	1,628
Current portion of operating lease liabilities	2,198	2,419
Total current liabilities	67,855	71,358
Other Liabilities:
Long-term debt	7,263	3,028
Long-term portion of earnout	2,165	2,119
Subordinated promissory notes-related party	3,100	3,445
Mandatorily redeemable non-controlling interest	1,529	1,529
Deferred income taxes	2,514	2,514
Long-term operating lease liabilities	6,338	6,585
Other liabilities	529	531
Total other liabilities	23,438	19,751
Total liabilities	91,293	91,109
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at December 31, 2024 and September 30, 2024, liquidation value of $7,959 and $7,957 at December 31, 2024 and September 30, 2024, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of December 31, 2024 and September 30, 2024	1	1
Paid-in capital	16,877	17,084
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	3,315	2,656
Total stockholders' equity	19,953	19,501
Total liabilities and stockholders' equity	$111,246	$110,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenues:
Logistics	$46,086	$35,215
Life Sciences and Manufacturing	5,268	5,820
Total Revenues	51,354	41,035
Forwarding expenses and cost of revenues:
Forwarding expenses - Logistics	34,708	25,214
Cost of revenues - Life Sciences and Manufacturing	1,504	1,676
Total forwarding expenses and cost of revenues	36,212	26,890
Gross profit	15,142	14,145
Operating Expenses:
Selling, general and administrative	13,292	12,605
Amortization of intangible assets	641	538
Total Operating Expenses	13,933	13,143
Income from Operations	1,209	1,002
Other Items:
Interest expense	(666)	(524)
Other income (expense)	314	(10)
Income Before Income Taxes	857	468
Income tax expense	(198)	(192)
Net Income	659	276
Preferred stock dividends	(86)	(72)
Non-controlling interest dividends	(243)	—
Net Income Available to Common Stockholders	$330	$204
Net income per share:
Basic	$0.56	$0.23
Diluted	$0.55	$0.23
Net income per share attributable to common stockholders:
Basic	$0.29	$0.17
Diluted	$0.28	$0.17
Weighted average number of shares outstanding:
Basic	1,186.3	1,186.3
Diluted	1,205.4	1,202.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2024	11,368	$—	1,206,354	$1	$17,084	20,000	$(240)	$2,656	$19,501
Net Income	—	—	—	—	—	—	—	659	659
Dividends to preferred stockholders	—	—	—	—	(86)	—	—	—	(86)
Dividends to non-controlling interest	—	—	—	—	(243)	—	—	—	(243)
Stock based compensation	—	—	—	—	122	—	—	—	122
Balance - December 31, 2024	11,368	$—	1,206,354	1	$16,877	20,000	$(240)	$3,315	$19,953

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2023	11,368	$—	1,206,354	$1	$17,107	20,000	$(240)	$2,105	$18,973
Net Income	—	—	—	—	—	—	—	276	276
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock based compensation	—	—	—	—	68	—	—	—	68
Balance - December 31, 2023	11,368	$—	1,206,354	$1	$17,103	20,000	$(240)	$2,381	$19,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$659	$276
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) Provision for uncollectible accounts	36	(153)
Depreciation	159	130
Amortization of intangible assets	641	538
Amortization of acquired inventory valuation	69	83
Amortization of loan costs	57	26
Stock-based compensation	122	71
Unrealized (gain) loss on marketable securities	(303)	709
Change in fair value of mandatorily redeemable noncontrolling interest	—	146
Fair value adjustments of contingent earnout liabilities	94	405
Gain on extinguishment	—	(21)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	82	1,706
Inventory	(225)	139
Prepaid expenses and other current assets	187	616
Security deposits and other long-term assets	(36)	130
Accounts payable and accrued expenses	(79)	(1,876)
Other liabilities	291	81
Net cash provided by operating activities	1,754	3,006
Cash flows from investing activities:
Acquisition of property and equipment, net of disposals	(91)	(53)
Investment in marketable securities (net of dividends)	(36)	—
Acquisitions	(197)	—
Net cash used in investing activities	(324)	(53)
Cash flows from financing activities:
Proceeds from (Repayments) of term loan	4,397	(612)
Proceeds from (Payments to) Lines of credit, net	330	(2,707)
Repayment of subordinate promissory notes, net	(448)	(516)
Repayment of acquisition loan	(3,700)	—
Dividends paid to non-controlling interest	(243)	—
Dividends paid to preferred shareholders	(84)	—
Net cash provided by (used in) financing activities	252	(3,835)
Net increase (decrease) in cash	1,682	(882)
Cash at beginning of the period	3,082	2,461
Cash and restricted cash at end of period	4,764	1,579

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	503	511
Income taxes	(20)	156
Non-cash financing activities:
Dividends declared to preferred stockholders	86	72

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

Restricted Cash
Commencing in the second half of 2024, the Company insures certain risks through a newly formed wholly-owned captive insurance company, Gainesville Insurance Company, Inc. (“Gainesville”). In addition, we also maintain some of our normal, historical insurance policies with third-party insurers. $250 in restricted cash deposits are held by Gainesville as required by state insurance regulations to remain in the captive insurance company as cash or cash equivalents.
During the first quarter of 2025, as part of the Eighth Amendment (the “Eighth Santander Amendment”) to the Santander Loan Agreement (as defined herein), the Company deposited $2,164 into a restricted cash account.

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Revenues and revenue recognition

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

In the Logistics segment, the Company disaggregates its revenues by its four primary service categories: trucking, ocean freight, air freight, and customs brokerage and other. A summary of the Company’s revenues disaggregated by major service lines for the three months ended December 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Service Type
Trucking	$17,720	$17,997
Ocean	13,163	6,448
Air	7,676	6,711
Customs brokerage and other	7,527	4,059
Total	46,086	35,215

Life Sciences and Manufacturing

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents and diagnostic kits and other immunoreagents for biomedical research and antibody manufacturing. Revenues from the Company’s Manufacturing segment, which is comprised of Indco, Inc. (“Indco”), a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries, are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Revenues for Life Sciences and Manufacturing are recognized when products are shipped and risk of loss is transferred to the carrier(s) used.

2.       ACQUISITIONS AND INVESTMENTS

Fiscal 2024 Acquisitions

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, Inc. (“Airschott”), a non-asset-based freight forwarder and customs broker, for an aggregate purchase price of $5,810.  At closing, the Company purchased 80% of the outstanding stock of Airschott for $3,600 in cash, a $1,200 floating-rate seller’s note, and net liabilities assumed of $170.  The Company also agreed to purchase the remaining 20% of Airschott stock in three years for deferred consideration of the greater of 20% of 1.25 times the trailing twelve months gross profit of Airschott and $1,200.  The acquisition was funded by our existing acquisition draw facility with First Merchants Bank (“First Merchants”) and through our existing asset-backed facility with Santander Bank, N.A. (“Santander”). In connection with the combination, the Company recorded an aggregate of $1,661 in goodwill and $4,320 in other identifiable intangibles. Subsequently, the Company recorded a deferred tax liability of $977. In the three months ended December 31, 2024, an additional payment of $197 made on liabilities that existed prior to the date of acquisition, increasing the goodwill related to the acquisition by the same amounts. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. Airschott was founded in 1977 and is headquartered in Dulles, Virginia. The acquisition of Airschott was completed to expand our service offerings in our Logistics segment.

Life Sciences

On February 1, 2024, the Company completed a business combination whereby it acquired all the outstanding stock of ViraQuest, Inc. (“ViraQuest”) for an aggregate purchase price of $635, net of $29 cash received. At closing, $600 was paid in cash and $64 was recorded as a preliminary earnout consideration. The acquisition was funded with cash provided by operating activities, and the results of operations of ViraQuest are included in Janel’s consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $74 in goodwill and $412 in other identifiable intangibles. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. ViraQuest is a biotechnology custom service provider specializing in adenovirus production services. ViraQuest was founded in 2000 and was headquartered in North Liberty, Iowa. The acquisition of ViraQuest was completed to expand our service offerings in our Life Sciences segment.

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

Investment in Marketable Securities at fair value

As of each of December 31, 2024 and September 30, 2024, the Company owned 1,108,000 shares, or approximately 46.6%, of the common stock of Rubicon Technology, Inc. (“Rubicon”). Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets.

3.        INVENTORY

Inventories consisted of the following (in thousands):

	December 31, 2024	September 30, 2024
Finished goods	$1,914	$1,860
Work-in-process	1,193	1,236
Raw materials	1,926	1,884
Gross inventory	5,033	4,980
Less – reserve for inventory valuation	(398)	(502)
Inventory net	$4,635	$4,478

4.	INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	December 31, 2024	September 30, 2024	Life
Customer relationships	$29,790	$29,790	10-24 Years
Trademarks/names	4,661	4,661	1-20 Years
Trademarks/names	521	521	Indefinite
Other	2,007	2,007	2-22 Years
	36,979	36,979
Less: Accumulated Amortization	(12,504)	(11,862)
Intangible assets, net	$24,475	$25,117

The composition of the intangible assets balance at December 31, 2024 and September 30, 2024 is as follows (in thousands):

	December 31, 2024	September 30, 2024
Logistics	$22,494	$22,494
Life Sciences	6,785	6,785
Manufacturing	7,700	7,700
	36,979	36,979
Less: Accumulated Amortization	(12,504)	(11,862)
Intangible assets, net	$24,475	$25,117

Amortization expense for the three months ended December 31, 2024 and 2023 was $641 and $538, respectively.

5.       GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of the goodwill balance at December 31, 2024 and September 30, 2024 was as follows (in thousands):

	December 31, 2024	September 30, 2024
Logistics	$12,010	$11,813
Life Sciences	6,171	6,171
Manufacturing	5,046	5,046
Total	$23,227	$23,030

6.       NOTES PAYABLE – BANKS

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

On November 1, 2024, we entered into the Eighth Amendment to the Santander Loan Agreement. The Eighth Santander Amendment changed terms to modify the structure of our debt covenant and borrowing base calculation, including: (i) the maximum revolving facility amount available was modified to $35,000 (limited to 90% of the Janel Group Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement); (ii) the LIBOR basis on which interest under the Santander Loan Agreement was calculated under certain circumstances was changed to the Secured Overnight Financing Rate (“SOFR”) and interest on the Santander Facility accrues at an annual rate equal to the one-month SOFR plus 2.75%; (iii) the amount the Company is permitted to distribute to holders of the Company’s Series C Preferred Stock if specified conditions are met received a one-time increase from $1,000 to $3,000; and (iv) the amount of indebtedness of the Company’s Antibodies Incorporated subsidiary that the Company was permitted to guaranty was increased from $2,920 to $5,000.

At December 31, 2024, outstanding borrowings under the Santander Facility were $18,094, representing 51.7% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 7.05%.

At September 30, 2024, outstanding borrowings under the Santander Facility were $19,313, representing 55.2% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.65%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both December 31, 2024 and September 30, 2024.

Life Sciences and Manufacturing

First Merchants Bank Credit Facility

On February 29, 2016, Indco entered into a Credit Agreement (as amended, the “Prior First Merchants Credit Agreement”) with First Merchants.

On April 25, 2023, Indco and certain other Subsidiaries of the Company that are part of the Life Science and Manufacturing segments (together with Indco, the “Borrowers” and each, a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with First Merchants.  The Credit Agreement constituted an amendment and restatement of  the Prior First Merchants Credit Agreement.  The credit facilities provided under the Credit Agreement (the “First Merchants Credit Facilities”) consisted of a $3,000 revolving loan (limited to the borrowing base and reserves), a $5,000 Acquisition A loan, a $6,905 Term A loan and a $620 Term B loan as a continuation of the mortgage loan under the Prior First Merchants Credit Agreement.

On January 10, 2024, the First Merchants Credit Facilities was amended to provide for, among other changes, permitted affiliate loans provided availability on its revolving loan both before and after giving effect to any such loan, is not less than $1,000 and maturity of such permitted affiliate loans are not to exceed fourteen days from disbursement.

On November 22, 2024, the First Merchants Credit Facilities was amended to provide for, among other changes, the conversion and extinguishment of the $3,700 under the existing Acquisition A loan into the Term A loan, an incremental increase to the Term A loan of $1,000, and the establishment of a new Acquisition B loan with a borrowing capacity of $7,000.

Interest accrues on the outstanding revolving loan, Term A loan and acquisition loan at an annual rate equal to one-month adjusted term SOFR plus either (i) 2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1.00) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1.00).  Interest accrues on the Term B loan at an annual rate of 4.19%.  The Borrowers’ obligations under the First Merchants Credit Facilities are secured by all of the Borrowers’ real property and other assets, and are guaranteed by the Company, and the Company’s guarantee of the Borrowers’ obligations is secured by a pledge of the Company’s equity interests in certain of the Borrowers.  Pursuant to the November 22, 2024 amendment, the revolving loan portion will expire on November 22, 2029, the Term A loan portion will mature on November 22, 2029, the Term B loan portion will mature on July 1, 2025 and the Acquisition B loan will permit multiple draws until November 22, 2026, at which point the outstanding principal amount will amortize, with all remaining amounts due at maturity of the Acquisition B loan on November 22, 2031; each of the foregoing maturities are subject to earlier termination as provided in the Credit Agreement and unless renewed or extended.

As of December 31, 2024, there were no outstanding borrowings under the Acquisition A loan and Acquisition B loan, $8,540 of outstanding borrowings under the Term A loan, $579 of outstanding borrowings under the Term B loan, $1,593 of outstanding borrowings on the revolving loan, with interest accruing on revolving loan, Acquisition B loan and the Term A loan at an effective interest rate of 7.87% and on the Term B loan at an effective interest rate of 4.19%.

As of September 30, 2024, there were $3,700 of outstanding borrowings under the Acquisition A loan, $4,028 of outstanding borrowings under the Term A loan and $585 of outstanding borrowings under the Term B loan, with interest accruing on the Acquisition A loan and revolving loan at an effective interest rate of 7.82% each, and on the Term A loan and Term B loan at an effective interest rate of 7.82% and 4.19%, respectively.

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at both December 31, 2024 and  September 30, 2024.

The table below sets forth the total long-term debt, net of capitalized loan fees of $404 and $309 for the First Merchants Credit Agreement as of December 31, 2024 and September 30, 2024, respectively (in thousands):

(in thousands)	December 31, 2024	September 30, 2024
Total Debt	$8,715	$4,304
Less Current Portion	(1,452)	(1,276)
Long-term Portion	$7,263	$3,028

7.      SUBORDINATED PROMISSORY NOTES - RELATED PARTY

(A)     ICT Subordinated Promissory Note

Aves Labs, Inc., a wholly-owned subsidiary of the Company, was the obligor on a fixed 0.5% subordinated promissory note in the amount of $1,850 (the “ICT Subordinated Promissory Note”) issued to the former owner of ImmunoChemistry Technologies, LLC (“ICT”), in connection with a business combination whereby the Company acquired all of the membership interests of ICT. The ICT Subordinated Promissory Note was payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021, matured on December 4, 2024. As of December 31, 2024, the amount outstanding under the ICT Subordinated Promissory Note matured and was fully paid.

The ICT Subordinated Promissory Note was subordinated to and junior in right of payment for principal interest premiums and other amounts payable to Santander and First Merchants.

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

As of December 31, 2024, the gross amount outstanding under the ELFS Subordinated Promissory Notes was $3,674, of which $1,174 was included in the current portion of subordinated promissory notes and $2,500 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2024, the amount outstanding under the ELFS Subordinated Promissory Notes was $3,918, of which $1,173 was included in the current portion of subordinated promissory notes and $2,745 was included in the long-term portion of subordinated promissory notes.

(C)     Airschott Subordinated Promissory Note

Janel Group is the obligor on a floating rate (Prime Rate plus 2%) subordinated promissory note in the amount of $1,200 issued (the "Airschott Subordinated Promissory Note"), to a former owner of Airschott, in connection with the business combination whereby Janel Group acquired Airschott.  The note is payable in twelve consecutive quarterly payments, commencing July 2024, of $100 together with accrued interest on the outstanding principal balance.

As of December 31, 2024, the amount outstanding under the Airschott Subordinated Promissory Note was $1,000, of which $400 was included in the current portion of subordinated promissory notes and $600 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2024, the amount outstanding under the Airschott Subordinated Promissory Note was $1,100, of which $400 was included in the current portion of subordinated promissory notes and $700 was included in the long-term portion of subordinated promissory notes.

The table below sets forth the total long-term portion of subordinated promissory notes (in thousands):

(in thousands)	December 31, 2024	September 30, 2024
Total subordinated promissory notes	$4,674	$5,073
Less current portion of subordinated promissory notes	(1,574)	(1,628)
Long-term portion of subordinated promissory notes	$3,100	$3,445

8.      STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

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

(A)    Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) are entitled to receive annual dividends at a rate of 5% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, and increased by 1% on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of December 31, 2024 and September 30, 2024 was 6%. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued dividends thereon. The liquidation value of Series C Stock was $7,959 and $7,957 as of December 31, 2024 and September 30, 2024, respectively.

For the three months ended December 31, 2024 and 2023, the Company declared dividends on Series C Stock of $86 and $72, respectively. At December 31, 2024 and September 30, 2024, the Company had accrued dividends of $2,274 and $2,271, respectively.

(B)   Equity Incentive Plan

On October 30, 2013, the board of directors of the Company adopted the Company’s 2013 Non-Qualified Stock Option Plan (the “2013 Option Plan”) providing for options to purchase up to 100,000 shares of common stock for issuance to directors, officers, employees of and consultants to the Company and its subsidiaries.

On May 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) pursuant to which the Company may grant (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights with respect to shares of the Company’s common stock, par value of $0.001 per share (“Common Stock”), to directors, officers, employees of and consultants to the Company. On September 21, 2021, the Board of Directors of the Company adopted the Amended and Restated 2017 Janel Corporation Equity Incentive Plan (the “Amended Plan”) pursuant to which the Company may grant non-statutory stock options, restricted stock awards and stock appreciation rights of Common Stock to employees, directors and consultants to the Company and its subsidiaries.

The Amended Plan increased the number of shares of Common Stock that may be issued pursuant to the Amended Plan from 100,000 to 200,000 shares of Common Stock of the Company and reflected certain other non-substantive amendments.

Participants and all terms of any grant under the Amended Plan are in the discretion of the Company’s Compensation Committee.

9.      STOCK-BASED COMPENSATION

(in thousands, except share and per share data)

Total stock-based compensation for the three months ended December 31, 2024 and 2023 amounted to $122 and $68, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2024	49,993	$25.31	6.9	$864.92
Granted	12,500	$40.50	5.5	$—
Outstanding balance at December 31, 2024	62,493	$28.35	7.2	$864.92
Exercisable at December 31, 2024	27,493	$13.88	5.2	$718.04

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at December 31, 2024 of $40.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2024, there was approximately $367 of total unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized in fiscal year 2025.

Liability classified share-based awards

During the three months ended December 31, 2024 and fiscal year ended September 30, 2024, there were no options granted and no options were exercised with respect to Indco’s common stock.

10.     INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
(in thousands, except per share data)	2024	2023
Income:
Net income	$659	$276
Preferred stock dividends	(86)	(72)
Non-controlling interest dividends	(243)	—
Net income available to common stockholders	$330	$204

Common Shares:
Basic - weighted average common shares	1,186.3	1,186.3
Effect of dilutive securities:
Stock options	19.1	15.8
Diluted - weighted average common stock	1,205.4	1,202.1

Income per Common Share:
Basic -
Net income	$0.56	$0.23
Preferred stock dividends	(0.07)	(0.06)
Non-controlling interest dividends	(0.20)	—
Net income available to common stockholders	$0.29	$0.17
Diluted -
Net income	$0.55	$0.23
Preferred stock dividends	(0.07)	(0.06)
Non-controlling interest dividends	(0.20)	—
Net income available to common stockholders	$0.28	$0.17

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 22.5 anti-dilutive shares for each of the three-month period ended December 31, 2024 and 2023.

11.     INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three-month periods ended December 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Federal taxes at statutory rates	$(180)	$(98)
Permanent differences	50	(58)
State and local taxes, net of Federal benefit	(68)	(36)
Total Income tax expense	$(198)	$(192)

12.      BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2024:

For the three months ended December 31, 2024 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$51,354	$46,086	$2,983	$2,285	$—
Forwarding expenses and cost of revenues	36,212	34,708	450	1,054	—
Gross profit	15,142	11,378	2,533	1,231	—
Selling, general and administrative	13,292	9,368	1,999	941	984
Amortization of intangible assets	641	—	—	—	641
Income (loss) from operations	1,209	2,010	534	290	(1,625)
Interest expense	666	484	117	65	—
Identifiable assets	111,246	43,491	11,358	3,914	52,483
Capital expenditures, net of disposals	$91	$11	$78	$2	$—

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

13.     FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Assets	December 31, 2024	September 30, 2024
Level 1 Investment in Rubicon at fair value	$1,828	$1,518
Level 1 Investment in other marketable securities at fair value	85	56
Total Investment in marketable securities at fair value	1,913	1,574

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon at a price per share of $20.00, in a cash tender offer. As of each of December 31, 2024 and September 30, 2024, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense).

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

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which is measured at fair value on a recurring basis utilizing Level 1 assumptions in its valuation (in thousands):

	December 31, 2024	September 30, 2024
Balance beginning of period	$1,518	$1,573
Fair value adjustment to Rubicon investment	310	(55)
Balance end of period	$1,828	$1,518

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Contingent earnout liabilities	December 31, 2024	September 30, 2024
Level 1 Contingent earnout liabilities	$2,130	$2,100
Level 3 Contingent earnout liabilities	1,297	1,281
Total	$3,427	$3,381

These liabilities relate to the estimated fair value of earnout payments to former ImmunoBioScience Corp. (“IBSC”), ViraQuest, ELFS, and Airschott owners for the periods ending December 31, 2024 and September 30, 2024.

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

The current and non-current portions of the fair value of the contingent earnout liabilities at December 31, 2024 were $1,262 and $2,165, respectively. The current and non-current portions of the fair value of the contingent earnout liabilities at September 30, 2024 were $1,262 and $2,119, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation (in thousands):

	December 31, 2024	September 30, 2024
Balance beginning of period	$3,381	$2,330
Fair value of contingent consideration recorded in connection with business combinations	—	1,017
Earnout payment	—	(740)
Fair value adjustment of contingent earnout liabilities	46	774
Balance end of period	$3,427	$3,381

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

The Company has operating leases for office and warehouse space in certain locations where it conducts business. As of December 31, 2024, the remaining terms of the Company’s operating leases were between one and 110 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three-month periods ended December 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Operating lease cost	$655	$599
Short-term lease cost	52	100
Total lease cost	$707	$699

Rent expense for the three months ended December 31, 2024 and 2023 was $707 and $699, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of December 31, 2024 were $7,861, $2,198 and $6,338, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2024 were $8,621, $2,419 and $6,585, respectively.

During the three months ended December 31, 2024, the Company entered into one new operating lease and recorded an additional $59 in both operating lease right of use assets and corresponding lease liabilities.

As of December 31, 2024 and September 30, 2024, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.2 years and 6.23% and 5.3 years and 5.72%, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2024 are as follows (in thousands):

2025	$2,767
2026	2,416
2027	1,650
2028	1,367
2029	624
Thereafter	1,200
Total undiscounted loan payments	10,024
Less: imputed interest	(1,488)
Total lease obligation	$8,536

15.          SUBSEQUENT EVENTS

On January 14, 2025, two minority owners of Indco exercised 21,778 and 13,829 options to purchase Indco’s common stock at an average exercise price of $11.60 and $13.19, respectively for an aggregate purchase price of $253 and $182, respectively. In conjunction with the exercise, Indco issued related party promissory notes to the two minority owners for amounts totaling the aggregate purchase price. The notes will be included in other long-term assets. As a result of the exercise of options to purchase Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 14.35% as of the exercise date.

On January 16, 2025 Antibodies Incorporated, a subsidiary of the Company, issued a Promissory Note to a third-party borrower for principal of $450 at an effective interest rate of 8.00% with a maturity date of January 16, 2027. The borrower has the option to borrow an additional $490.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three months ended December 31, 2024, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant charge to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage, and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our acquired companies and subsidiaries’ ability to utilize anticipated tax benefits; the impact of rising interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; instability in the financial markets; changes or developments in U.S. laws or policies; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; competition from parties who sell their businesses to us and from professionals who cease working for us; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies which host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; higher carrier prices may result in decreased adjusted gross profit; risks related to the classification of owner-operators in the transportation industry; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by our officers and directors and one of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, our ability to issue shares of preferred stock with greater rights than our common stock, the lack of a guaranteed continued public trading market for our common stock, and costs related to maintaining our status as a public company; terrorist attacks and other acts of violence or war and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Our Business Segments

Logistics

The Company’s Logistics segment is comprised of several subsidiaries. The Logistics segment is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air, ocean and land-based carriers; customs brokerage services; warehousing and distribution services; trucking and other value-added logistics services. In addition to these revenue streams, the Company earns accessorial revenues in connection with its core services. Accessorial revenues include, but are not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, a non-asset-based freight forwarder and customs broker.  At closing, the Company purchased 80% of the outstanding stock of Airschott.  The Company also agreed to purchase the remaining 20% of Airschott stock in three years.

Life Sciences

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences segment also produces products for other life sciences companies on an original equipment manufacturer (OEM) basis.

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

Investment in Marketable Securities at fair value

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Rubicon Purchase Agreement”). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represented 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The Company owned approximately 46.6% of Rubicon’s total issued and outstanding shares of common stock as of December 31, 2024 and September 30, 2024.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our board of directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 6, 2024. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the three months ended December 31, 2024.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular adjusted operating income, which is not based on or included in U.S. GAAP (we refer to these as “non-GAAP financial measures”).

Organic Growth

Our non-GAAP financial measure of organic growth represents revenues and gross profit excluding those from acquisitions within the preceding 12 months. The organic growth presentation provides useful period-to-period comparison of revenues as it excludes revenues from acquisitions that would not be included in the comparable prior period.

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

In addition, although other companies in our industries may report measures titled organic growth, adjusted operating income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider organic growth and adjusted operating income alongside other financial performance measures, including total revenues, operating income and our other financial results presented in accordance with U.S. GAAP.

Results of Operations – Janel Corporation – Three Months Ended December 31, 2024 and 2023

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended December 31,
(in thousands)	2024	2023
Revenues	$51,354	$41,035
Forwarding expenses and cost of revenues	36,212	26,890
Gross profit	15,142	14,145
Total operating expenses	13,933	13,143
Income from operations	1,209	1,002
Net income	659	276
Adjusted operating income	$2,041	$1,694

Consolidated revenues for the three months ended December 31, 2024 were $51,354, which was $10,319 or 25.1% higher than the prior year period. Revenues over this period increased primarily due to the inclusion of revenues from Airschott, which was acquired in June 2024.

Income from operations for the three months ended December 31, 2024 was $1,209 compared with $1,002 in the prior year period. The increase for the three months ended December 31, 2024 resulted from the inclusion of Airschott gross profit.

Net income for the three months ended December 31, 2024 totaled $659, or $0.55 per diluted share, compared to net income of $276, or $0.23 per diluted share, for the three months ended December 31, 2023. The increase in net income was largely due to greater income from operations in our Logistics segment and a non-cash mark-to-market increase of our equity investment.

Adjusted operating income for the three months ended December 31, 2024 was $2,041, an increase of $347, compared to $1,694 in the prior year period. The increase for the three months ended December 31, 2024 resulted primarily from an increase in income from operations in our  Logistics segment, partially offset by decreases in income from operations in our Life Sciences and Manufacturing segments.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended December 31,
(in thousands)	2024	2023
Income from operations	$1,209	$1,002
Amortization of intangible assets	641	538
Stock-based compensation	122	71
Cost recognized on sale of acquired inventory	69	83
Adjusted operating income	$2,041	$1,694

Results of Operations – Logistics – Three Months Ended December 31, 2024 and 2023

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

	Three Months Ended December 31,
	2024	2023
(in thousands)
Revenues	$46,086	$35,215
Forwarding expenses	34,708	25,214
Gross profit	11,378	10,001
Gross profit margin	24.7%	28.4%
Selling, general and administrative expenses	9,368	8,865
Income from operations	$2,010	$1,136

Revenues

Total revenues for the three months ended December 31, 2024 was $46,086 as compared to $35,215 for the three months ended December 31, 2023, an increase of $10,871 or 30.9%. Revenues increased primarily due to the inclusion of Airschott revenues, as well as increased freight rates.

Gross Profit

Gross profit for the three months ended December 31, 2024 was $11,378, an increase of $1,377, or 13.8%, as compared to $10,001 for the three months ended December 31, 2023. The inclusion of Airschott, added $1,160 in gross profit. The gross profit organic growth percentage was 2.2% for the three months ended December 31, 2024. Gross profit margin decreased to 24.7% for the three months ended December 31, 2024, compared to 28.4% for the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2024 were $9,368, as compared to $8,865 for the three months ended December 31, 2023. This increase of $503, or 5.7%, was mainly due to the inclusion of Airschott personnel expenses.

Income from Operations

Income from operations increased by $874 to $2,010 for the three months ended December 31, 2024, as compared to income from operations of $1,136 for the three months ended December 31, 2023. Income from operations increased as a result of improved margins at Airschott. Income from operations as a percentage of gross profit for the three months ended December 31, 2024 was 17.7% compared to 11.4% in the prior year period, largely due to higher revenues.

Results of Operations – Life Sciences – Three Months Ended December 31, 2024 and 2023

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies as well as research and diagnostic reagents for, and provides custom services to academic, non-profit and commercial customers.

	Three Months Ended December 31,
	2024	2023
(in thousands)
Revenues	$2,983	$3,481
Cost of sales	381	523
Cost recognized upon sale of acquired inventory	69	83
Gross profit	2,533	2,875
Gross profit margin	84.9%	82.6%
Selling, general and administrative expenses	1,999	1,750
Income from operations	$534	$1,125

Revenues

Total revenues was $2,983 and $3,481 for the three months ended December 31, 2024 and 2023, respectively, reflecting a decrease of $498 or 14.3% compared to the prior year period primarily due to the timing of orders. Organic growth decreased 15.5% excluding acquired revenues of $40, due to the timing of orders.

Gross Profit

Gross profit was $2,533 and $2,875 for the three months ended December 31, 2024 and 2023, respectively, a decrease of $342, or 11.9%. During the three months ended December 31, 2024 and 2023, gross profit margin was 84.9% and 82.6%, respectively, as cost recognized upon sale of acquired inventory declined slightly and product mix improved due to contributions from past acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,999 and $1,750 for the three months ended December 31, 2024 and 2023, respectively. The period-over-period increase was largely due to investments to support growth.

Income from Operations

Income from operations for the three months ended December 31, 2024 and 2023 was $534 and $1,125, respectively, a decrease of $591 or 52.5%, primarily due to the timing of orders.

Results of Operations - Manufacturing – Three Months Ended December 31, 2024 and 2023

The Company’s Manufacturing segment manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as other larger customers for which they fulfill repetitive production orders.

	Three Months Ended December 31,
	2024	2023
(in thousands)
Revenues	$2,285	$2,339
Cost of sales	1,054	1,070
Gross profit	1,231	1,269
Gross profit margin	53.9%	54.3%
Selling, general and administrative expenses	941	784
Income from operations	$290	$485

Revenues

Total revenues was $2,285 and $2,339 for the three months ended December 31, 2024 and 2023, respectively, a decrease of $54 or 2.3%. The decrease in revenues for the three months ended December 31, 2024 primarily reflected an increase in discounts on manufactured products based on customers' volume purchases.

Gross Profit

Gross profit was $1,231 and $1,269 for the three months ended December 31, 2024 and 2023, respectively, a decrease of $38. Gross profit margin for the three months ended December 31, 2024 and 2023 was 53.9% and 54.3%, respectively. The period-over-period decrease in gross profit margin was  primarily due to a decrease in sales volume combined with a product mix variance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $941 and $784 for the three months ended December 31, 2024 and 2023, respectively, an increase of $157, or 20.0%. The increase was primarily due to bonuses expensed during the quarter relating to the refinancing of the First Merchants Credit Facilities.

Income from Operations

Income from operations was $290 for the three months ended December 31, 2024 compared to $485 for the three months ended December 31, 2023, representing a 40.2% decrease from the prior year period, primarily due to an increase in selling, general and administrative expenses.

Results of Operations – Corporate and Other – Three Months Ended December 31, 2024 and 2023

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended December 31,
(in thousands)	2024	2023
Total income from operating segments	$2,834	$2,746
Corporate expenses	(862)	(1,135)
Amortization of intangible assets	(641)	(538)
Stock-based compensation - Corporate	(122)	(71)
Total corporate expenses	(1,625)	(1,744)
Interest expense	(666)	(524)
Other expense	314	(10)
Net income before taxes	857	468
Income tax expense	(198)	(192)
Net income	659	276
Preferred stock dividends	(86)	(72)
Non-controlling interest dividends	(243)	—
Net income Available to Common Stockholders	$330	$204

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, decreased by $119, or 6.8%, to $1,625 in the three months ended December 31, 2024 as compared to $1,744 for the three months ended December 31, 2023. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $142, or 27.1%, to $666 for the three months ended December 31, 2024 from $524 for the three months ended December 31, 2023. The increase was primarily due to higher interest rates partially offset by lower average debt balances.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $198 for the three months ended December 31, 2024, as compared to an income tax expense of $192 for the three months ended December 31, 2023. The increase in expense was primarily due to an increase in income from operations.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended December 31, 2024 and 2023, preferred stock dividends were $86 and $72, respectively.

Non-Controlling Interest Dividends

Non-controlling interest dividends include the dividends accrued and paid to the non-controlling interest of Indco (the “Non-controlling interest dividends”). For the three months ended December 31, 2024, non-controlling interest dividends were $243.

Net Income

Net income was $659, or $0.55 per diluted share, for the three months ended December 31, 2024 compared to net income of $276, or $0.23 per diluted share, for the three months ended December 31, 2023. The increase in net income was largely due to higher profits in our Logistics segment and a non-cash mark-to-market increase of an equity investment.

Income Available to Common Stockholders

Income available to holders of Common Stock was $330, or $0.28 per diluted share, for the three months ended December 31, 2024 compared to income available to holders of Common Stock of $204, or $0.17 per diluted share, for the three months ended December 31, 2023. The increase in net income available to common stockholders is due to an increase net income, partially offset by an increase in preferred stock dividends.

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

Our cash flow performance for the 2025 fiscal year may not necessarily be indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities was $1,754 for the three months ended December 31, 2024, versus $3,006 provided by operating activities for the three months ended December 31, 2023. The decrease in cash provided by operations for the three months ended December 31, 2024 compared to the prior year period was primarily due to a decrease in net income adjusted by non-cash items of $676 and a decrease in net working capital of $576.

Cash flows from investing activities

Net cash used in investing activities totaled $324 for the three months ended December 31, 2024, versus $53 used in investing activities for the three months ended December 31, 2023. The change in net cash used in investing activities was primarily due to purchase price adjustments relating to payments made on liabilities existing prior to the date of acquisition.

Cash flows from financing activities

Net cash provided by financing activities was $252 for the three months ended December 31, 2024, versus net cash used in financing activities of $3,835 for the three months ended December 31, 2023. Net cash provided by financing activities for the three months ended December 31, 2024 included the conversion and extinguishment of the acquisition loan into the term loan and proceeds from the line of credit, partially offset by repayment of subordinate promissory notes, dividends paid to preferred stockholders, and dividends paid to non-controlling interest.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements or obligations.

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s overall internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2024 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended December 31, 2024. In addition, there were no shares of Common Stock purchased by us during the three months ended December 31, 2024.

ITEM 6.    EXHIBIT INDEX

10.1	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated November 1, 2024, by and among Santander Bank, N.A., as lender, Janel Group, Inc., Expedited Logistics and Freight Services, LLC, ELFS Brokerage LLC, and Airschott, Inc., as borrower, Janel Corporation, Expedited Logistics and Freight Services, LLC, as obligors (filed herewith).
10.2a	Second Amendment to Amended and Restated Acquisition Note, dated November 22, 2024, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, ImmunoBioScience Corp, and ViraQuest, Inc., as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (filed herewith).
10.2b	Second Amendment to Amended and Restated Revolving Note dated November 22, 2024, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, ImmunoBioScience Corp, and ViraQuest, Inc., as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (filed herewith).
10.2c	Second Amendment to Amended and Restated Term A Note dated November 22, 2024, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, ImmunoBioScience Corp, and ViraQuest, Inc., as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (filed herewith).
10.2d	Second Amendment to Amended and Restated Term B Note dated November 22, 2024, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, ImmunoBioScience Corp, and ViraQuest, Inc., as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).
32.2	Section 1350 Certification of Principal Chief Financial Officer (filed herewith).
101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2024 and 2023 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months December 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2025	JANEL CORPORATION
(Registrant)

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 7, 2025	/s/ Joseph R. Ferrara
Joseph R. Ferrara
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)