Form 10-Q
period 2025-03-31
JANEL CORP
filed 2025-05-09
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 9, 2025 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended March 31, 2025

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2025	September 30, 2024
ASSETS
Current Assets:
Cash	$3,004	$2,832
Accounts receivable, net of allowance for doubtful accounts	35,969	33,815
Note receivable	840	—
Inventory, net	4,363	4,478
Prepaid expenses and other current assets	5,102	4,829
Total current assets	49,278	45,954
Property and Equipment, net	5,553	5,492
Other Assets:
Intangible assets, net	23,834	25,117
Goodwill	23,227	23,030
Restricted cash	1,351	250
Investment in marketable securities at fair value	2,510	1,574
Operating lease right of use asset	7,523	8,621
Security deposits and other long-term assets including related party promissory notes	1,038	572
Total other assets	59,483	59,164
Total assets	$114,314	$110,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$16,938	$23,013
Accounts payable - trade	37,010	32,000
Accrued expenses and other current liabilities	7,924	7,489
Dividends payable	2,275	2,271
Current portion of earnout	1,277	1,262
Current portion of long-term debt	1,445	1,276
Current portion of subordinated promissory notes-related party	1,574	1,628
Current portion of operating lease liabilities	2,172	2,419
Total current liabilities	70,615	71,358
Other Liabilities:
Long-term debt	7,065	3,028
Long-term portion of earnout	1,118	2,119
Subordinated promissory notes-related party	2,755	3,445
Mandatorily redeemable non-controlling interest	1,866	1,529
Deferred income taxes	2,514	2,514
Long-term operating lease liabilities	6,014	6,585
Other liabilities	177	531
Total other liabilities	21,509	19,751
Total liabilities	92,124	91,109
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at March 31, 2025 and September 30, 2024, liquidation value of $7,959 at March 31, 2025 and $7,957 at September 30, 2024	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of March 31, 2025 and September 30, 2024, respectively	1	1
Paid-in capital	17,675	17,084
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	4,754	2,656
Total stockholders' equity	22,190	19,501
Total liabilities and stockholders’ equity	$114,314	$110,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues:
Logistics	$44,044	$36,099	$90,130	$71,314
Life Sciences and Manufacturing	6,687	6,023	11,955	11,843
Total Revenues	50,731	42,122	102,085	83,157
Forwarding expenses and cost of revenues:
Forwarding expenses - Logistics	32,188	26,293	66,896	51,507
Cost of revenues - Life Sciences and Manufacturing	1,972	2,006	3,476	3,682
Total forwarding expenses and cost of revenues	34,160	28,299	70,372	55,189
Gross profit	16,571	13,823	31,713	27,968
Operating Expenses:
Selling, general and administrative	13,759	12,701	27,051	25,306
Amortization of intangible assets	642	542	1,283	1,080
Total Operating Expenses	14,401	13,243	28,334	26,386
Income from Operations	2,170	580	3,379	1,582
Other Items:
Interest expense	(560)	(550)	(1,226)	(1,074)
Other income	245	66	559	56
Income Before Income Taxes	1,855	96	2,712	564
Income tax benefit (expense)	(415)	123	(613)	(69)
Net Income	1,440	219	2,099	495
Preferred stock dividends	(108)	(85)	(194)	(157)
Non-controlling interest dividends	—	—	(243)	—
Net Income Available to Common Stockholders	$1,332	$134	$1,662	$338

Net income per share:
Basic	1.21	0.18	1.77	0.42
Diluted	1.19	0.18	1.74	0.41
Net income per share attributable to common stockholders:
Basic	1.12	0.11	1.41	0.29
Diluted	1.10	0.11	1.38	0.28
Weighted average number of shares outstanding:
Basic	1,186.4	1,186.4	1,186.4	1,186.4
Diluted	1,206.4	1,204.3	1,206.0	1,203.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2024	11,368	$—	1,206,354	$1	$17,084	20,000	$(240)	$2,656	$19,501
Net Income	—	—	—	—	—	—	—	658	658
Dividends to preferred stockholders	—	—	—	—	(86)	—	—	—	(86)
Dividends to non-controlling interest	—	—	—	—	(243)	—	—	—	(243)
Stock based compensation	—	—	—	—	122	—	—	—	122
Balance - December 31, 2024	11,368	$—	1,206,354	$1	$16,877	20,000	$(240)	$3,314	$19,952
Net Income	—	—	—	—	—	—	—	1,440	1,440
Dividends to preferred stockholders	—	—	—	—	(108)	—	—	—	(108)
Stock based compensation	—	—	—	—	123	—	—	—	123
Indco stock option exercise	—	—	—	—	783	—	—	—	783
Balance - March 31, 2025	11,368	$—	1,206,354	$1	$17,675	20,000	$(240)	$4,754	$22,190

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2023	11,368	$—	1,206,354	$1	$17,107	20,000	$(240)	$2,105	$18,973
Net Income	—	—	—	—	—	—	—	276	276
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock based compensation	—	—	—	—	68	—	—	—	68
Balance - December 31, 2023	11,368	$—	1,206,354	$1	$17,103	20,000	$(240)	$2,381	$19,245
Net Income	—	—	—	—	—	—	—	219	219
Dividends to preferred stockholders	—	—	—	—	(85)	—	—	—	(85)
Stock based compensation	—	—	—	—	68	—	—	—	68
Balance - March 31, 2024	11,368	$—	1,206,354	$1	$17,086	20,000	$(240)	$2,600	$19,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,099	$495
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) Provision for uncollectible accounts	25	(164)
Depreciation	313	265
Amortization of intangible assets	1,283	1,080
Amortization of acquired inventory valuation	148	171
Amortization of loan costs	96	52
Stock-based compensation	245	143
Unrealized (gain) loss on marketable securities	(873)	642
Change in fair value of mandatorily redeemable noncontrolling interest	337	146
Fair value adjustments of contingent earnout liabilities	189	435
Gain on extinguishment	—	(21)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,179)	430
Inventory	(32)	(9)
Prepaid expenses and other current assets	(274)	(236)
Security deposits and other long-term assets	(32)	136
Accounts payable and accrued expenses	5,446	585
Other liabilities	276	144
Net cash provided by operating activities	7,067	4,294
Cash flows from investing activities:
Acquisition of property and equipment, net of disposals	(375)	(327)
Investment in marketable securities (net of dividends)	(63)	—
Earnout Payment	(1,078)	(740)
Acquisitions, net of cash acquired	(197)	(571)
Net cash used in investing activities	(1,713)	(1,638)
Cash flows from financing activities:
Proceeds from (Repayments of) term loan	4,174	(1,083)
Issuance of Note Receivable	(840)	—
Payments to Lines of credit, net	(2,438)	(1,186)
Repayment of subordinate promissory notes, net	(841)	(817)
Repayment of acquisition loan	(3,700)	—
Dividends paid to non-controlling interest	(244)	—
Dividends paid to preferred shareholders	(192)	—
Net cash used in financing activities	(4,081)	(3,086)
Net increase (decrease) in cash	1,273	(430)
Cash at beginning of the period	3,082	2,461
Cash and restricted cash at end of period	4,355	2,031

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	951	963
Income taxes	178	320
Non-cash operating activities:
Contingent earnout acquisition	-	64
Due to former owners	-	740
Non-cash financing activities:
Dividends declared to preferred stockholders	194	157

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

Note Receivable

On January 16, 2025, the Company issued a Promissory Note to a third-party borrower for principal of $450 at an effective interest rate of 8.00% with a maturity date of January 16, 2027. The borrower has the option to borrow an additional $490 and has since borrowed an additional $390. At March 31, 2025, the outstanding note receivable balance was $840.

Restricted Cash

Commencing in the second half of 2024, the Company insures certain risks through a newly formed wholly-owned captive insurance company, Gainesville Insurance Company, Inc. (“Gainesville”). In addition, we also maintain some of our normal, historical insurance policies with third-party insurers. $250 in restricted cash is held by Gainesville as required by state insurance regulations to remain in the captive insurance company as cash or cash equivalents.

During the first quarter of 2025, as part of the Eighth Amendment (the “Eighth Santander Amendment”) to the Santander Loan Agreement (as defined herein), the Company deposited $2,164 into a restricted cash account. Following a pre-approved earnout payment in January 2025, the Company holds $1,101 in a restricted cash account as of March 31, 2025.

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Investment in Marketable Securities at fair value

The Company has investments in assets that are measured at their fair value.

As of March 31, 2025 and September 30, 2024, the Company owned 1,108,000 shares, or approximately 46.6%, of the common stock of Rubicon Technology, Inc. (“Rubicon”). Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. As of each of March 31, 2025 and September 30, 2024, the fair value of the Rubicon investment was $2,415 and $1,518, respectively.

The Company also has other investments in marketable securities whose fair value as of March 31, 2025 and September 30, 2024 was $95 and $56, respectively.

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

In the Logistics segment, the Company disaggregates its revenue by its four primary service categories: trucking, ocean freight, air freight, and customs brokerage and other. A summary of the Company’s revenues disaggregated by major service lines for the three and six months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service Type
Trucking	$17,992	$18,354	$35,712	$36,351
Ocean	11,720	8,312	24,883	14,761
Air	6,184	5,818	13,860	12,528
Customs Brokerage and Other	8,148	3,615	15,675	7,674
Total	$44,044	$36,099	$90,130	$71,314

Life Sciences and Manufacturing

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents, diagnostic kits, and other immunoreagents for biomedical research and antibody manufacturing. Revenues from the Company’s Manufacturing segment, which is comprised of Indco, Inc. (“Indco”), a majority-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries, are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Revenues for Life Sciences and Manufacturing are recognized when products are shipped and risk of loss is transferred.

Mandatorily Redeemable Non-Controlling Interests

On January 14, 2025, two minority owners of Indco exercised 21,778 and 13,829 options to purchase Indco’s common stock at an average exercise price of $11.60 and $13.19, respectively, for an aggregate purchase price of $253 and $182, respectively. In conjunction with the exercise, Indco issued related party promissory notes to the two minority owners for amounts totaling the aggregate purchase price. The notes are included in security deposits and other long-term assets. As a result of the exercise of options to purchase Indco’s stock, the mandatorily redeemable non-controlling interest percentage increased from 9.8% to 14.4% as of the exercise date.

2.
ACQUISITIONS

Fiscal 2024 Acquisitions

Logistics

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, Inc. (“Airschott”), a non-asset-based freight forwarder and customs broker, for an aggregate purchase price of $5,810. At closing, the Company purchased 80% of the outstanding stock of Airschott for $3,600 in cash, a $1,200 floating-rate seller’s note, and net liabilities assumed of $170. The Company also agreed to purchase the remaining 20% of Airschott stock in three years for deferred consideration of the greater of 20% of 1.25 times the trailing twelve months gross profit of Airschott and $1,200. The acquisition was funded by our existing acquisition draw facility with First Merchants Bank (“First Merchants”) and through our existing asset-backed facility with Santander Bank, N.A. (“Santander”). In connection with the combination, the Company recorded an aggregate of $1,661 in goodwill and $4,320 in other identifiable intangibles. Subsequently, the Company recorded a deferred tax liability of $977. In the three months ended December 31, 2024, an additional payment of $197 was made on liabilities that existed prior to the date of acquisition, increasing the goodwill related to the acquisition by the same amounts. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. Airschott was founded in 1977 and is headquartered in Dulles, Virginia. The acquisition of Airschott was completed to expand our service offerings in our Logistics segment.

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

3.
INVENTORY

Inventories consisted of the following (in thousands):

	March 31, 2025	September 30, 2024
Finished goods	$1,886	$1,860
Work-in-process	1,165	1,236
Raw materials	1,711	1,884
Gross inventory	4,762	4,980
Less – reserve for inventory valuation	(399)	(502)
Inventory net	$4,363	$4,478

4.
INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	March 31, 2025	September 30, 2024	Life
Customer relationships	$29,790	$29,790	10-24 Years
Trademarks/names	4,661	4,661	1-20 Years
Trademarks/names	521	521	Indefinite
Other	2,007	2,007	2-22 Years
	36,979	36,979
Less: Accumulated Amortization	(13,145)	(11,862)
Intangible assets, net	$23,834	$25,117

The composition of the intangible assets balance at March 31, 2025 and September 30, 2024 is as follows (in thousands):

	March 31, 2025	September 30, 2024
Logistics	$22,494	$22,494
Life Sciences	6,785	6,785
Manufacturing	7,700	7,700
	36,979	36,979
Less: Accumulated Amortization	(13,145)	(11,862)
Intangible assets, net	$23,834	$25,117

Amortization expense for the six months ended March 31, 2025 and 2024 was $1,283 and $1,080, respectively.

5.
GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of the goodwill balance at March 31, 2025 and September 30, 2024 was as follows (in thousands):

	March 31, 2025	September 30, 2024
Logistics	$12,010	$11,813
Life Sciences	6,171	6,171
Manufacturing	5,046	5,046
Total	$23,227	$23,030

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

At March 31, 2025, outstanding borrowings under the Santander Facility were $15,345, representing 43.8% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 7.10%.

At September 30, 2024, outstanding borrowings under the Santander Facility were $19,313, representing 55.2% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.65%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both March 31, 2025 and September 30, 2024.

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

As of March 31, 2025, there were no outstanding borrowings under the Acquisition B loan, $8,322 of outstanding borrowings under the Term A loan, $572 of outstanding borrowings under the Term B loan, $1,593 of outstanding borrowings on the revolving loan, with interest accruing on revolving loan, Acquisition B loan and the Term A loan at an effective interest rate of 7.07% and on the Term B loan at an effective interest rate of 4.19%.

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

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at March 31, 2025 and September 30, 2024.

The table below sets forth the total long-term debt, net of capitalized loan fees of $384 and $309 for the First Merchants Credit Agreement as of March 31, 2025 and September 30, 2024, respectively (in thousands):

(in thousands)	March 31, 2025	September 30, 2024
Total Debt	$8,510	$4,304
Less Current Portion	(1,445)	(1,276)
Long-term Portion	$7,065	$3,028

7.
SUBORDINATED PROMISSORY NOTES - RELATED PARTY

(A)
ICT Subordinated Promissory Note

Aves Labs, Inc., a wholly-owned subsidiary of the Company, was the obligor on a fixed 0.5% subordinated promissory note in the amount of $1,850 (the “ICT Subordinated Promissory Note”) issued to the former owner of ImmunoChemistry Technologies, LLC (“ICT”), in connection with a business combination whereby the Company acquired all of the membership interests of ICT. The ICT Subordinated Promissory Note was payable in sixteen scheduled quarterly installments of principal and interest beginning March 4, 2021 and matured on December 4, 2024 when it was fully paid.

As of September 30, 2024, the amount outstanding under the ICT Subordinated Promissory Note was $55, all of which was included in the current portion of subordinated promissory notes.

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

On December 1, 2023, in connection with the Purchase Agreement Amendment among Janel Group and the ELFS Sellers, the Company extended the ELFS Subordinated Promissory Notes maturity by two years and restored the working capital adjustment (as defined in the Purchase Agreement) by $900 which increased the principal amount of the ELFS Subordinated Promissory Notes to $6,000. The Company evaluated the accounting treatment related to the amendment and determined the agreements are substantially different. Therefore, the Company extinguished the original subordinated promissory notes and recorded the amended subordinated promissory notes at fair value of $4,654. As a result, the Company recorded a debt discount of approximately $921 and a $21 gain on extinguishment.

As of March 31, 2025, the gross amount outstanding under the ELFS Subordinated Promissory Notes was $3,429, of which $1,174  was included in the current portion of subordinated promissory notes and $2,255 was included in the long-term portion of subordinated promissory notes.

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

As of March 31, 2025, the amount outstanding under the Airschott Subordinated Promissory Note was $900, $400 of which was included in the current portion of subordinated promissory notes.

As of September 30, 2024, the amount outstanding under the Airschott Subordinated Promissory Note was $1,100, of which $400 was included in the current portion of subordinated promissory notes and $700 was included in the long-term portion of subordinated promissory notes.

The table below sets forth the total long-term portion of subordinated promissory notes (in thousands):

(in thousands)	March 31, 2025	September 30, 2024
Total subordinated promissory notes	$4,329	$5,073
Less current portion of subordinated promissory notes	(1,574)	(1,628)
Long-term portion of subordinated promissory notes	$2,755	$3,445

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

(A)
Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) are entitled to receive annual dividends at a rate of 5% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, and increased by 1% on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of March 31, 2025 and September 30, 2024 was 7% and 6%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued dividends thereon. The liquidation value of Series C Stock was $7,959 and $7,957 as of March 31, 2025 and September 30, 2024, respectively.

For the six months ended March 31, 2025 and 2024, the Company declared dividends on Series C Stock of $194 and $157, respectively. At March 31, 2025 and September 30, 2024, the Company had accrued dividends of $2,275 and $2,271, respectively.

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

Participants and all terms of any grant under the Amended Plan within the discretion of the Company’s Compensation Committee.

9.
STOCK-BASED COMPENSATION
(in thousands, except share and per share data)

Total stock-based compensation for the six months ended March 31, 2025 and 2024 amounted to $245 and $143, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2024	49,993	$25.31	6.9	$544.96
Granted	12,500	$40.50	5.3	$—
Outstanding balance at March 31, 2025	62,493	$28.35	7.0	$544.96
Exercisable at March 31, 2025	27,493	$13.88	5.0	$498.09

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at March 31, 2025 of $32.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2025, there was approximately $245 of total unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized in fiscal year 2025.

Liability classified share-based awards

During the six months ended March 31, 2025, 35,607 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2024	35,607	$12.22	4.8	$375.02
Exercised	(35,607)	$12.22	—	$—
Outstanding balance at March 31, 2025	—	$—	—	$—
Exercisable at March 31, 2025	—	$—	—	$—

The aggregate intrinsic value in the above table was calculated as the difference between the valuation of Indco’s common stock at September 30, 2024 of $22.75 per share and the exercise price of the stock options that had strike prices below such closing price.

10.
INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2025	2024	2025		2024
Income:
Net income	$1,440	$219		$2,099	$495
Preferred stock dividends	(108)	(85)		(194)	(157)
Non-controlling interest dividends	—	—		(243)	—
Net income available to common stockholders	$1,332	$134		$1,662	$338

Common Shares:
Basic - weighted average common shares	1,186.4	1,186.4		1,186.4	1,186.4
Effect of dilutive securities:
Stock options	20.0	17.9		19.6	16.9
Diluted - weighted average common stock	1,206.4	1,204.3		1,206.0	1,203.3

Income per Common Share:
Basic -
Net income	$1.21	$0.18	$$	1.77	$0.42
Preferred stock dividends	(0.09)	(0.07)		(0.16)	(0.13)
Non-controlling interest dividends	—	—		(0.20)	—
Net income available to common stockholders	$1.12	$0.11		$1.41	$0.29

Diluted -
Net income	$1.19	$0.18		$1.74	$0.41
Preferred stock dividends	(0.09)	(0.07)		(0.16)	(0.13)
Non-controlling interest dividends	—	—		(0.20)	—
Net income available to common stockholders	$1.10	$0.11		$1.38	$0.28

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 22.5 anti-dilutive shares for each of the three- and six-month periods ended March 31, 2025 and March 31, 2024.

11.
INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three- and six-month periods ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Federal taxes at statutory rates	$(396)	$(20)	$(576)	$(118)
Permanent differences	93	151	143	93
State and local taxes, net of Federal benefit	(112)	(8)	(180)	(44)
Total	$(415)	$123	$(613)	$(69)

12.
BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2025:

For the three months ended March 31, 2025 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$50,731	$44,044	$4,166	$2,521	$—
Forwarding expenses and cost of revenues	34,160	32,188	796	1,176	—
Gross profit	16,571	11,856	3,370	1,345	—
Selling, general and administrative	13,759	9,524	1,918	802	1,515
Amortization of intangible assets	642	—	—	—	642
Income (loss) from operations	2,170	2,332	1,452	543	(2,157)
Interest expense	560	395	90	75	—
Identifiable assets	114,314	44,603	12,629	4,794	52,288
Capital expenditures, net of disposals	284	14	255	15	—

For the six months ended March 31, 2025 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$102,085	$90,130	$7,149	$4,806	$—
Forwarding expenses and cost of revenues	70,372	66,896	1,246	2,230	—
Gross profit	31,713	23,234	5,903	2,576	—
Selling, general and administrative	27,051	18,892	3,917	1,743	2,499
Amortization of intangible assets	1,283	—	—	—	1,283
Income (loss) from operations	3,379	4,342	1,986	833	(3,782)
Interest expense	1,226	879	207	140	—
Identifiable assets	114,314	44,603	12,629	4,794	52,288
Capital expenditures, net of disposals	375	25	333	17	—

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

13.
FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Assets	March 31, 2025	September 30, 2024
Level 1 Investment in Rubicon at fair value	$2,415	1,518
Level 1 Investment in other marketable securities at fair value	95	56
Total Investment in marketable securities at fair value	2,510	1,574

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon at a price per share of $20.00, in a cash tender offer. As of each of March 31, 2025 and September 30, 2024, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense).

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

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which is measured at fair value on a recurring basis utilizing Level 1 assumptions in its valuation (in thousands):

	March 31, 2025	September 30, 2024
Balance beginning of period	$1,518	$1,573
Fair value adjustment to Rubicon investment	897	(55)
Balance end of period	$2,415	$1,518

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Contingent earnout liabilities	March 31, 2025	September 30, 2024
Level 1 Contingent earnout liabilities	$1,082	$2,100
Level 3 Contingent earnout liabilities	1,313	1,281
Total	$2,395	$3,381

These liabilities relate to the estimated fair value of earnout payments to former ImmunoBioScience Corp. (“IBSC”), ViraQuest, ELFS, and Airschott owners as of March 31, 2025 and September 30, 2024.

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

The current and non-current portions of the fair value of the contingent earnout liabilities at March 31, 2025 were $1,277 and $1,118, respectively. The current and non-current portions of the fair value of the contingent earnout liabilities at September 30, 2024 were $1,262 and $2,119, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation (in thousands):

	March 31, 2025	September 30, 2024
Balance beginning of period	$3,381	$2,330
Fair value of contingent consideration recorded in connection with business combinations	—	1,017
Earnout payment	(1,078)	(740)
Fair value adjustment of contingent earnout liabilities	92	774
Balance end of period	$2,395	$3,381

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

The Company’s agreements with lease and non-lease components are each accounted for as a single lease component.

For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term.

The Company has operating leases for office and warehouse space in certain locations where it conducts business. As of March 31, 2025, the remaining terms of the Company’s operating leases were between 1 and 107 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three- and six-month periods ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Operating lease cost	$646	$614	$1,301	$1,213
Short-term lease cost	97	85	149	185
Total lease cost	$743	$699	$1,450	$1,398

Rent expense for the six months ended March 31, 2025 and 2024 was $1,450 and $1,398, respectively.

Operating lease ROU assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of March 31, 2025 were $7,523, $2,172 and $6,014, respectively.

Operating lease ROU assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2024 were $8,621, $2,419 and $6,585, respectively.

As of March 31, 2025 and September 30, 2024, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 5.0 years and 6.48% and 5.3 years and 5.72%, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2025 were as follows (in thousands):

2026	$2,349
2027	2,013
2028	1,977
2029	1,586
2030	559
Thereafter	1,084
Total undiscounted lease payments	9,568
Less imputed interest	(1,382)
Total lease obligations	$8,186

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the six months ended March 31, 2025, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that reflect management’s current expectations with respect to our operations, performance, financial condition, and other developments. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant charge to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or that we spend resources exploring acquisitions that are not consummated; risks associated with litigation, including contingent auto liability and insurance coverage, and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our acquired companies and subsidiaries’ ability to utilize anticipated tax benefits; the impact of rising interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; instability in the financial markets; changes or developments in U.S. laws or policies (including the imposition of tariffs and any resulting counter-tariffs as well as reductions in federal government funding, such as budget cuts for the National Institutes of Health and funding reductions for universities); competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; competition from parties who sell their businesses to us and from professionals who cease working for us; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies which host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; higher carrier prices may result in decreased adjusted gross profit; risks related to the classification of owner-operators in the transportation industry; recessions and other economic developments that reduce freight volumes; other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by our officers and directors and one of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, our ability to issue shares of preferred stock with greater rights than our common stock, the lack of a guaranteed continued public trading market for our common stock, and costs related to maintaining our status as a public company; terrorist attacks and other acts of violence or war and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Life Sciences

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes high-quality monoclonal and polyclonal antibodies, diagnostic reagents and other immunoreagents for biomedical research and provides antibody manufacturing for academic and industry research scientists. Our Life Sciences segment also produces products for other life sciences companies on an original equipment manufacturer basis.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Rubicon Purchase Agreement”). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represented 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The Company owned approximately 46.6% of Rubicon’s total issued and outstanding shares of common stock as of March 31, 2025 and September 30, 2024.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 6, 2024. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the six months ended March 31, 2025.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular adjusted operating income, which are not based on or included in U.S. GAAP (we refer to these as “non-GAAP financial measures”).

Organic Growth

Our non-GAAP financial measure of organic growth represents revenues and gross profit excluding those from acquisitions within the preceding 12 months. The organic growth presentation provides useful period-to-period comparison of revenues and gross profit as it excludes revenues and gross profit from acquisitions that would not be included in the comparable prior period.

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

We believe that organic growth and adjusted operating income provide useful information in understanding and evaluating our operating results in the same manner as management. However, organic growth and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenues, operating income or any other operating performance measures calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on a subjective determination by management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

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

Results of Operations – Janel Corporation - Three and Six Months Ended March 31, 2025 and 2024

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Revenues	$50,731	$42,122	$102,085	$83,157
Forwarding expenses and cost of revenues	34,160	28,299	70,372	55,189
Gross profit	16,571	13,823	31,713	27,968
Total operating expenses	14,401	13,243	28,334	26,386
Income from operations	2,170	580	3,379	1,582
Net income	1,440	219	2,099	495
Adjusted operating income	$3,014	$1,282	$5,055	$2,976

Consolidated revenues for the three months ended March 31, 2025 were $50,731, which was $8,609 or 20.4% higher than the prior year period. Consolidated revenues for the six months ended March 31, 2025 were $102,085, which was $18,928 or 22.8% higher than the prior year period. The increase in revenues for both the three and six months ended March 31, 2025 was primarily due to our Logistics business segment.

Income from operations for the three months ended March 31, 2025 was $2,170 compared with $580 in the prior year period. Income from operations for the six months ended March 31, 2025 was $3,379 compared with $1,582 in the prior year period. The increase in income from operations for both the three and six months ended March 31, 2025 resulted from higher profits in our Logistics segment.

Net income for the three months ended March 31, 2025 totaled $1,440 or $1.19 per diluted share, compared to net income of $219 or $0.18 per diluted share for the three months ended March 31, 2024. Net income for the six months ended March 31, 2025 totaled $2,099 or $1.74 per diluted share, compared to net income of $495 or $0.41 per diluted share for the six months ended March 31, 2024. The increase in net income for the three and six months ended March 31, 2025 was largely due to higher profits in our Logistics segment.

Adjusted operating income for the three months ended March 31, 2025 increased to $3,014 versus $1,282 in the prior year period. Adjusted operating income for the six months ended March 31, 2025 increased to $5,055 versus $2,976 in the prior year period. The increase in adjusted operating income for both the three and six months ended March 31, 2025 resulted primarily from higher profits in our Logistics segment.

The following table sets forth a reconciliation of operating income to adjusted operating income:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Income from operations	$2,170	$580	$3,379	$1,582
Amortization of intangible assets	642	542	1,283	1,080
Stock-based compensation	123	72	245	143
Cost recognized on sale of acquired inventory	79	88	148	171
Adjusted operating income	$3,014	$1,282	$5,055	$2,976

Results of Operations – Logistics – Three and Six Months Ended March 31, 2025 and 2024

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
(in thousands)
Revenues	$44,044	$36,099	$90,130	$71,314
Forwarding expenses	32,188	26,293	66,896	51,507
Gross profit	11,856	9,806	23,234	19,807
Gross profit margin	26.9%	27.2%	25.8%	27.8%
Selling, general and administrative expenses	9,524	8,877	18,892	17,742
Income from operations	$2,332	$929	$4,342	$2,065

Revenues

Total revenues for the three months ended March 31, 2025 was $44,044 as compared to $36,099 for the three months ended March 31, 2024, an increase of $7,945, or 22.0%. Total revenues for the six months ended March 31, 2025 was $90,130 as compared to $71,314 for the six months ended March 31, 2024, an increase of $18,816 or 26.4%. Revenues in both periods increased due to higher freight rates, the inclusion of acquired revenue from an acquisition and higher demand as customers prepared for tariff increases.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $11,856, an increase of $2,050, or 20.9%, as compared to $9,806 for the three months ended March 31, 2024. The increase in gross profit for the three months ended March 31, 2025 compared to the prior year was primarily related to $1,009 of gross profit from the Airschott acquisition. Excluding the acquisition, organic growth in gross profit increased 10.6% versus the prior year period. Gross profit likely benefited in the quarter from customer preparations for anticipated increases in tariffs. Gross profit margin as a percentage of revenues decreased to 26.9% for the three months ended March 31, 2025, compared to 27.2% for the prior year period.

Gross profit for the six months ended March 31, 2025 was $23,234, an increase of $3,427, or 17.3%, as compared to $19,807 for the six months ended March 31, 2024. The increase in gross profit for the six months ended March 31, 2025, compared to the prior year period was due to $2,169 in gross profit from the Airschott acquisition. Excluding the acquisition, organic growth in gross profit increased 6.4% in the six months versus the prior year period. Gross profit likely benefited from customer preparations for anticipated increases in tariffs. Gross profit margin as a percentage of revenue decreased to 25.8% compared to 27.8% for the prior year period, primarily due to increased revenues due to higher freight prices relative to forwarding expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 were $9,524, as compared to $8,877 for the three months ended March 31, 2024. This increase of $647, or 7.3%, was mainly due to the Airschott acquisition. Selling, general and administrative expenses as a percentage of revenue were 21.6% and 24.6% for the three months ended March 31, 2025 and 2024, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue was due to a reduction in various expenses including personnel costs and higher freight prices.

Selling, general and administrative expenses for the six months ended March 31, 2025 were $18,892, as compared to $17,742 for the six months ended March 31, 2024. This increase  of $1,150, or 6.5%, was mainly due to the Airschott acquisition, partially offset by a reduction  in various expenses, including personnel costs. Selling, general and administrative expenses as a percentage of revenues were 21.0% and 24.9% of revenues for the six months ended March 31, 2025 and 2024, respectively. The decrease in selling, general and administrative expenses as a percentage of revenues for the six-month period was due to a reduction  in various expenses including personnel costs and higher freight prices.

Income from Operations

Income from operations increased to $2,332 for the three months ended March 31, 2025, as compared to income from operations of $929 for the three months ended March 31, 2024, an increase of $1,403, or 151.0%. Operating margin as a percentage of gross profit for the three months ended March 31, 2025 was 19.7% compared to 9.5% in the prior year period.

Income from operations increased to $4,342 for the six months ended March 31, 2025, as compared to $2,065 for the six months ended March 31, 2024, an increase of $2,277, or 110.3%. Operating margin as a percentage of gross profit for the six months ended March 31, 2025 was 18.7% compared to 10.4% in the prior year period. The increase in operating margin for the three- and six-month periods was the result of an increase in gross profit due to increased demand and a reduction in various expenses including personnel costs.

Results of Operations – Life Sciences – Three and Six Months Ended March 31, 2025 and 2024

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies as well as research and diagnostic reagents for, and provides custom services to, academic, non-profit and commercial customers.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
(in thousands)
Revenues	$4,166	$3,524	$7,149	$7,005
Cost of sales	717	762	1,098	1,285
Cost recognized upon sale of acquired inventory	79	88	148	171
Gross profit	3,370	2,674	5,903	5,549
Gross profit margin	80.9%	75.9%	82.6%	79.2%
Selling, general and administrative expenses	1,918	1,745	3,917	3,495
Income from operations	$1,452	$929	$1,986	$2,054

Revenues

Total revenues were $4,166 and $3,524 for the three months ended March 31, 2025 and 2024, respectively, reflecting an increase of $642, or 18.2%, primarily due to increased diagnostic and research reagent sales. Organic growth excluding acquisition revenue increased $636, or 18.0%.

Total revenues were $7,149 and $7,005 for the six months ended March 31, 2025 and 2024, respectively, reflecting an increase of $144 or 2.1%. Organic growth excluding acquisition revenue increased $98, or 1.4%.

Gross Profit

Gross profit was $3,370 and $2,674 for the three months ended March 31, 2025 and 2024, respectively, an increase of $696, or 26.0%. During the three months ended March 31, 2025 and 2024, gross profit margin was 80.9% and 75.9%, respectively, as product mix improvements and price increases yielded higher margins.

Gross profit was $5,903 and $5,549 for the six months ended March 31, 2025 and 2024, respectively, an increase of $354, or 6.4%. In the six months ended March 31, 2025 and 2024, gross profit margin was 82.6% and 79.2%, respectively. Gross profit margin increased as product mix improvements and price increases yielded higher margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $1,918 and $1,745 for the three months ended March 31, 2025 and 2024, respectively. Selling, general and administrative expenses were $3,917 and $3,495 for the six months ended March 31, 2025 and 2024, respectively. The year-over-year increases for both periods were largely due to additional expenses from acquired business, higher supply costs, and increased throughput.

Income from Operations

Income from operations for the three months ended March 31, 2025 and 2024 was $1,452 and $929, respectively, an increase of $523, or 56.3%. Income from operations for the six months ended March 31, 2025 and 2024 was $1,986 and $2,054, respectively, a decrease of $68, or 3.3%. Both periods were positively impacted by the timing of shipments, product mix improvements, and increased operating expenses.

Results of Operations - Manufacturing – Three and Six Months Ended March 31, 2025 and 2024

The Company’s Manufacturing segment manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as other larger customers for which they fulfill repetitive production orders.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
(in thousands)
Revenues	$2,521	$2,499	$4,806	$4,838
Cost of sales	1,176	1,156	2,230	2,226
Gross profit	1,345	1,343	2,576	2,612
Gross profit margin	53.4%	53.7%	53.6%	54.0%
Selling, general and administrative expenses	802	787	1,743	1,571
Income from operations	$543	$556	$833	$1,041

Revenues

Total revenues were $2,521 and $2,499 for the three months ended March 31, 2025 and 2024, respectively, an increase of $22, or 0.9%. Total revenues were $4,806 and $4,838 for the six months ended March 31, 2025 and 2024, respectively, a decrease of $32, or 0.7%. Total revenues for the three and six months ended March 31, 2025 effectively remained consistent year-over-year.

Gross Profit

Gross profit was $1,345 and $1,343 for the three months ended March 31, 2025 and 2024, respectively, an increase of $2, or 0.1%. Gross profit margin for the three months ended March 31, 2025 and 2024 was 53.4% and 53.7%, respectively. Gross profit was $2,576 and $2,612 for the six months ended March 31, 2025 and 2024, respectively, a decrease of $36, or 1.4%, largely as a result of product mix. Gross profit margin for the six months ended March 31, 2025 and 2024 was 53.6% and 54.0%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $802 and $787 for the three months ended March 31, 2025 and 2024, respectively, an increase of $15, or 1.9%. Selling, general and administrative expenses were $1,743 and $1,571 for the six months ended March 31, 2025 and 2024, respectively, an increase of $172, or 10.9%. The increase in selling, general and administrative expenses in both periods was reflective of general economic cost increases.

Income from Operations

Income from operations was $543 for the three months ended March 31, 2025 compared to $556 for the three months ended March 31, 2024, representing a 2.3% decrease from the prior year period. Income from operations was $833 for the six months ended March 31, 2025 compared to $1,041 for the six months ended March 31, 2024, representing a 20.0% decrease from the prior year period, primarily as a result of a decrease in revenues and an increase in costs.

Results of Operations – Corporate and Other – Three and Six Months Ended March 31, 2025 and 2024

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Total income from operating segments	$4,327	$2,414	$7,161	$5,160
Corporate expenses	(1,393)	(1,220)	(2,254)	(2,355)
Amortization of intangible assets	(642)	(542)	(1,283)	(1,080)
Stock-based compensation - Corporate	(122)	(72)	(245)	(143)
Total corporate expenses	(2,157)	(1,834)	(3,782)	(3,578)
Interest expense	(560)	(550)	(1,226)	(1,074)
Other income	245	66	559	56
Net income before taxes	1,855	96	2,712	564
Income tax benefit (expense)	(415)	123	(613)	(69)
Net income	1,440	219	2,099	495
Preferred stock dividends	(108)	(85)	(194)	(157)
Non-controlling interest dividends	—	—	(243)	—
Net income Available to Common Stockholders	$1,332	$134	$1,662	$338

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $323, or 17.6%, to $2,157 for the three months ended March 31, 2025 as compared to $1,834 for the three months ended March 31, 2024. Total Corporate expenses increased by $204, or 5.7%, to $3,782 for the six months ended March 31, 2025 as compared to $3,578 for the six months ended March 31, 2024. The increase in total corporate expenses in both periods was primarily due to higher stock-based compensation and higher amortization expense. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $10, or 1.8%, to $560 for the three months ended March 31, 2025 from $550 for the three months ended March 31, 2024. Interest expense for the consolidated company increased by $152, or 14.2%, to $1,226 for the six months ended March 31, 2025 from $1,074 for the six months ended March 31, 2024. The increase in interest expense in both periods was primarily due to higher average debt balances partially offset by lower interest rates.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $415 for the three months ended March 31, 2025, as compared to an income tax benefit of $123 for the three months ended March 31, 2024. On a consolidated basis, the Company recorded an income tax expense of $613 for the six months ended March 31, 2025, as compared to an income tax expense of $69 for the six months ended March 31, 2024.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended March 31, 2025 and 2024, preferred stock dividends were $108 and $85, respectively. For the six months ended March 31, 2025 and 2024, preferred stock dividends were $194 and $157, respectively.

Non-Controlling Interest Dividends

Non-controlling interest dividends include the dividends accrued and paid to the non-controlling interest of Indco (the “Non-controlling interest dividends”). For the six months ended March 31, 2025, non-controlling interest dividends were $243.

Net Income

Net income was $1,440, or $1.19 per diluted share, for the three months ended March 31, 2025 compared to net income of $219 or $0.18 per diluted share, for the three months ended March 31, 2024. The increase in net income for the three months ended March 31, 2025 was largely due to stronger revenues across the Logistics and Life Sciences segments.

Net income was $2,099, or $1.74 per diluted share, for the six months ended March 31, 2025 compared to net income of $495, or $0.41 per diluted share, for the six months ended March 31, 2024. The increase in net income for the six months ended March 31, 2025 was largely due to stronger revenues and profits in the Logistics and Life Sciences segments.

Net Income Available to Common Stockholders

Net income available to Common Stockholders was $1,332, or $1.10 per diluted share, for the three months ended March 31, 2025 compared to net income available to Common Stockholders of $134, or $0.11 per diluted share, for the three months ended March 31, 2024. Net income available to Common Stockholders was $1,662, or $1.38 per diluted share, for the six months ended March 31, 2025 compared to net income available to Common Stockholders of $338, or $0.28 per diluted share, for the six months ended March 31, 2024. The increase in net income available to Common Stockholders for the three and six months ended March 31, 2025 was the result of stronger revenues and profits in the Logistics and Life Sciences segments, partially offset by increases in preferred stock dividends and non-controlling interest dividends.

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

Cash flows from operating activities

Net cash provided by operating activities was $7,067 for the six months ended March 31, 2025, versus $4,294 provided by operating activities for the six months ended March 31, 2024. The increase in cash provided by operations for the six months ended March 31, 2025 compared to the prior year period was primarily due to the changes in operating assets and liabilities.

Cash flows from investing activities

Net cash used in investing activities totaled $1,713 for the six months ended March 31, 2025, versus $1,638 for the six months ended March 31, 2024. The change in net cash used in investing activities was primarily due to an increase in earnout payments.

Cash flows from financing activities

Net cash used in financing activities was $4,081 for the six months ended March 31, 2025, versus $3,086 for the six months ended March 31, 2024. The change in net cash used in financing activities was primarily due to the conversion and extinguishment of the acquisition loan into the term loan, dividends paid to preferred stockholders, and dividends paid to non-controlling interest.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s overall internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended March 31, 2025. In addition, there were no shares of Common Stock purchased by us during the six months ended March 31, 2025.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On May 8, 2025, the Company’s common stock commenced trading on the OTCQX after previously being quoted on the OTC Pink. The transition to the OTCQX was completed following the satisfaction of all applicable eligibility requirements, including financial standards, corporate governance requirements, and disclosure obligations.

ITEM 6.
EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended March 31, 2025 and 2024 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2025	JANEL CORPORATION
(Registrant)

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2025	/s/ Joseph R. Ferrara
Joseph R. Ferrara
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)