Form 10-Q
period 2025-06-30
JANEL CORP
filed 2025-08-01
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 1, 2025 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended June 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2025	September 30, 2024
ASSETS
Current Assets:
Cash	$3,908	$2,888
Accounts receivable, net of allowance for doubtful accounts	42,382	33,815
Inventory, net	5,259	4,478
Prepaid expenses and other current assets	5,348	4,829
Total current assets	56,897	46,010
Property and Equipment, net	5,954	5,492
Other Assets:
Intangible assets, net	24,879	25,117
Goodwill	25,351	23,030
Restricted cash	1,193	194
Restricted investments	183	56
Investment in marketable securities at fair value	2,327	1,518
Operating lease right of use asset	7,956	8,621
Security deposits and other long-term assets	1,292	572
Total other assets	63,181	59,108
Total assets	$126,032	$110,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$10,499	$23,013
Accounts payable - trade	52,696	32,000
Accrued expenses and other current liabilities	7,837	7,489
Dividends payable	2,243	2,271
Current portion of earnout	1,407	1,262
Current portion of long-term debt	1,439	1,276
Current portion of subordinated promissory notes-related party	1,574	1,628
Current portion of operating lease liabilities	2,331	2,419
Total current liabilities	80,026	71,358
Other Liabilities:
Long-term debt	6,867	3,028
Long-term portion of earnout	1,134	2,119
Subordinated promissory notes-related party	2,411	3,445
Mandatorily redeemable non-controlling interest	3,352	1,529
Deferred income taxes	2,514	2,514
Long-term operating lease liabilities	6,296	6,585
Other liabilities	311	531
Total other liabilities	22,885	19,751
Total liabilities	102,911	91,109
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at June 30, 2025 and September 30, 2024, liquidation value of $7,927 at June 30, 2025 and $7,957 at September 30, 2024	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of June 30, 2025 and September 30, 2024, respectively	1	1
Paid-in capital	17,721	17,084
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	5,639	2,656
Total stockholders' equity	23,121	19,501
Total liabilities and stockholders' equity	$126,032	$110,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Logistics	$43,231	$40,677	$133,361	$111,991
Life Sciences and Manufacturing	5,914	6,047	17,869	17,890
Total Revenues	49,145	46,724	151,230	129,881
Forwarding Expenses and Cost of Revenues:
Forwarding expenses - Logistics	31,259	29,725	98,155	81,232
Cost of revenues - Life Sciences and Manufacturing	1,776	1,908	5,252	5,590
Total Forwarding Expenses and Cost of Revenues	33,035	31,633	103,407	86,822
Gross profit	16,110	15,091	47,823	43,059
Operating Expenses:
Selling, general and administrative	13,525	13,358	40,576	38,664
Amortization of intangible assets	654	555	1,937	1,635
Total Operating Expenses	14,179	13,913	42,513	40,299
Income from Operations	1,931	1,178	5,310	2,760
Other Items:
Interest expense	(442)	(589)	(1,668)	(1,663)
Other income (loss)	(157)	(437)	402	(381)
Income Before Income Taxes	1,332	152	4,044	716
Income tax expense	(445)	(343)	(1,058)	(412)
Net Income (Loss)	887	(191)	2,986	304
Preferred stock dividends	(77)	(85)	(271)	(242)
Non-controlling interest dividends	—	—	(243)	—
Net Income (Loss) Available to Common Stockholders	$810	$(276)	$2,472	$62

Net income (loss) per share:
Basic	0.75	(0.16)	2.52	0.25
Diluted	0.74	(0.16)	2.48	0.25
Net income (loss) per share attributable to common stockholders:
Basic	0.68	(0.23)	2.08	0.05
Diluted	0.67	(0.23)	2.05	0.05
Weighted average number of shares outstanding:
Basic	1,186.4	1,186.4	1,186.4	1,186.4
Diluted	1,206.6	1,186.4	1,206.1	1,205.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$		SHARES	$	$	$
Balance - September 30, 2024	11,368	$—	1,206,354	$1	$17,084	20,000	$(240)	$2,656	$19,501
Net Income	—	—	—	—	—	—	—	657	657
Dividends to preferred stockholders	—	—	—	—	(86)	—	—	—	(86)
Dividends to non-controlling interest	—	—	—	—	(243)	—	—	—	(243)
Stock-based compensation	—	—	—	—	123	—	—	—	123
Balance - December 31, 2024	11,368	$—	1,206,354	$1	$16,878	20,000	$(240)	$3,313	$19,952
Net Income	—	—	—	—	—	—	—	1,439	1,439
Dividends to preferred stockholders	—	—	—	—	(108)	—	—	—	(108)
Stock based compensation	—	—	—	—	123	—	—	—	123
Stock option exercise	—	—	—	—	783	—	—	—	783
Balance - March 31, 2025	11,368	$—	1,206,354	$1	$17,676	20,000	$(240)	$4,752	$22,189
Net Income	—	—	—	—	—	—	—	887	887
Dividends to preferred stockholders	—	—	—	—	(77)	—	—	—	(77)
Stock based compensation	—	—	—	—	122	—	—	—	122
Balance - June 30, 2025	11,368	$—	1,206,354	$1	$17,721	20,000	$(240)	$5,639	$23,121

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$
Balance - September 30, 2023	11,368	$—	1,206,354	$1	$17,107	20,000	$(240)	$2,105	$18,973
Net Income	—	—	—	—	—	—	—	276	276
Dividends to preferred stockholders	—	—	—	—	(72)	—	—	—	(72)
Stock-based compensation	—	—	—	—	68	—	—	—	68
Balance - December 31, 2023	11,368	$—	1,206,354	$1	$17,103	20,000	$(240)	$2,381	$19,245
Net Income	—	—	—	—	—	—	—	219	219
Dividends to preferred stockholders	—	—	—	—	(85)	—	—	—	(85)
Stock based compensation	—	—	—	—	68	—	—	—	68
Balance - March 31, 2024	11,368	$—	1,206,354	$1	$17,086	20,000	$(240)	$2,600	$19,447
Net Loss	—	—	—	—	—	—	—	(191)	(191)
Dividends to preferred stockholders	—	—	—	—	(85)	—	—	—	(85)
Stock based compensation	—	—	—	—	67	—	—	—	67
Balance - June 30, 2024	11,368	$—	1,206,354	$1	$17,068	20,000	$(240)	$2,409	$19,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$2,986	$304
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) Provision for uncollectible accounts	18	(71)
Depreciation	469	404
Amortization of intangible assets	1,937	1,635
Amortization of acquired inventory valuation	211	264
Amortization of loan costs	143	72
Stock-based compensation	367	214
Unrealized (gain) loss on marketable securities	(794)	742
Change in fair value of mandatorily redeemable noncontrolling interest	337	400
Fair value adjustments of contingent earnout liabilities	335	553
Gain on extinguishment of debt	—	(21)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,436)	(3,292)
Inventory	(431)	38
Prepaid expenses and other current assets	(507)	102
Security deposits and other long-term assets	(286)	4
Accounts payable and accrued expenses	21,000	4,844
Other liabilities	283	162
Net Cash Provided by Operating Activities	17,632	6,354
Cash Flows from Investing Activities:
Acquisition of property and equipment, net of disposals	(396)	(658)
Investment in marketable securities (net of dividends)	(142)	—
Earnout Payment	(1,078)	(740)
Acquisitions, net of cash acquired	(2,752)	(3,795)
Net Cash Used in Investing Activities	(4,368)	(5,193)
Cash Flows from Financing Activities:
Proceeds from (Repayments of) term loan	3,386	(1,573)
Issuance of Note Receivable	(298)	—
Proceeds from (Repayments of) Lines of credit, net	(8,903)	2,372
Repayment of subordinate promissory notes, net	(1,186)	(1,117)
Repayment of acquisition loan	(3,700)	—
Dividends paid to non-controlling interest	(244)	—
Dividends paid to preferred shareholders	(300)	—
Net Cash Used in Financing Activities	(11,245)	(318)
Net increase in cash	2,019	843
Cash at beginning of the period	3,082	2,461
Cash and Restricted Cash at End of Period	5,101	3,304

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	1,291	1,442
Income taxes	853	556
Non-cash operating activities:
Contingent earnout acquisition	—	64
Due to former owners	338	740
Non-cash investing activities:
Airschott subordinated promissory note	—	1,200
Airschott contingent deferred consideration	48	952
Non-cash financing activities:
Dividends declared to preferred stockholders	271	242

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

Restricted Cash and Investments

Commencing in the second half of 2024, the Company insures certain risks through a newly formed wholly-owned captive insurance company, Gainesville Insurance Company, Inc. (“Gainesville”). In addition, we also maintain some of our normal, historical insurance policies with third-party insurers. $250 in cash, cash equivalents, or equity investments is maintained by Gainesville as required by state insurance regulations. As of June 30, 2025, the Company held $67 in restricted cash and $183 in restricted investments.

During the first quarter of 2025, as part of the Eighth Amendment (the “Eighth Santander Amendment”) to the Santander Loan Agreement (as defined herein), the Company deposited $2,164 into a restricted cash account. Following a pre-approved earnout payment in January 2025, the Company held $1,126 in a restricted cash account as of June 30, 2025.

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Investment in Marketable Securities at fair value

The Company has investments in assets that are measured at their fair value.

As of June 30, 2025 and September 30, 2024, the Company owned 1,108,000 shares, or approximately 46.6%, of the common stock of Rubicon Technology, Inc. (“Rubicon”). Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. As of June 30, 2025 and September 30, 2024, the fair value of the Rubicon investment was $2,327 and $1,518, respectively.

The Company also has other investments in marketable securities whose fair value as of June 30, 2025 and September 30, 2024 was $183 and $56, respectively.

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

In the Logistics segment, the Company disaggregates its revenue by its four primary service categories: trucking, ocean freight, air freight, and customs brokerage and other. A summary of the Company’s revenues disaggregated by major service lines for the three and nine months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service Type
Trucking	$16,908	$18,689	$52,620	$55,040
Ocean Freight	10,671	10,443	35,554	25,204
Air Freight	7,394	6,733	21,254	19,261
Customs Brokerage and Other	8,258	4,812	23,933	12,486
Total	$43,231	$40,677	$133,361	$111,991

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

Mandatorily Redeemable Non-Controlling Interests

On January 14, 2025, two minority owners of Indco exercised 21,778 and 13,829 options to purchase Indco’s common stock at an average exercise price of $11.60 and $13.19, respectively, for an aggregate purchase price of $253 and $182, respectively. In conjunction with the exercise, Indco issued related party promissory notes to the two minority owners for amounts totaling the aggregate purchase price. The notes are included in security deposits and other long-term assets. As a result of the exercise of options to purchase Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 14.4% as of the exercise date.

On June 4, 2025, the Company completed a business combination whereby it acquired 80% of the outstanding stock of Biosensis Pty Ltd (“Biosensis”). The Company and the former shareholders of Biosensis have put-call options exercisable before June 4, 2028 for the remaining 20% of outstanding common stock. As a result of the acquisition, the Life Sciences segment recorded a mandatorily redeemable non-controlling interest of $1,486.

2.
ACQUISITIONS

Fiscal 2025 Acquisition

Life Sciences

The Company's acquisition of a majority ownership position in Biosensis was for an aggregate purchase price of $5,136, net of $199 cash received and net non-interest bearing liabilities assumed of $166. Additionally, the Company assumed debt of $563 and recorded a liability of $1,486 relating to the non-controlling interest. At closing, the Company purchased 80% of the outstanding common stock of Biosensis for $2,754 in cash and $298 in the form of a conversion of a note receivable. The Company and the former shareholders have put-call options exercisable before June 4, 2028 for the remaining 20% of outstanding common stock. The acquisition was funded by the Company’s existing acquisition draw facility with First Merchants Bank (“First Merchants”), and the results of operations of Biosensis are included in Janel’s condensed consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $2,124 in goodwill and $1,700 in other identifiable intangible assets. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s condensed consolidated results of operations, individually or in aggregate. Biosensis is a developer and manufacturer of antibodies and cell culture media for research and diagnostic uses. Biosensis was founded in 2006 and is headquartered in Thebarton, Australia. The acquisition of Biosensis was completed to expand our product offerings in our Life Sciences segment.

Fiscal 2024 Acquisitions

Logistics

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, Inc. (“Airschott”), a non-asset-based freight forwarder and customs broker, for an aggregate purchase price of $5,810. At closing, the Company purchased 80% of the outstanding stock of Airschott for $3,600 in cash, a $1,200 floating-rate seller’s note, and net liabilities assumed of $170. The Company also agreed to purchase the remaining 20% of Airschott stock in three years for deferred consideration of the greater of 20% of 1.25 times the trailing twelve months gross profit of Airschott and $1,200. The acquisition was funded by our existing acquisition draw facility with First Merchants and through our existing asset-backed facility with Santander Bank, N.A. (“Santander”). In connection with the combination, the Company recorded an aggregate of $1,661 in goodwill and $4,320 in other identifiable intangible assets. Subsequently, the Company recorded a deferred tax liability of $977. In the three months ended December 31, 2024, an additional payment of $197 was made on liabilities that existed prior to the date of acquisition, increasing the goodwill related to the acquisition by the same amounts. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. Airschott was founded in 1977 and is headquartered in Dulles, Virginia. The acquisition of Airschott was completed to expand our service offerings in our Logistics segment.

Life Sciences

On February 1, 2024, the Company completed a business combination whereby it acquired all the outstanding stock of ViraQuest, Inc. (“ViraQuest”) for an aggregate purchase price of $635, net of $29 cash received. At closing, $600 was paid in cash and $64 was recorded as a preliminary earnout consideration. The acquisition was funded with cash provided by operating activities, and the results of operations of ViraQuest are included in Janel’s consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $74 in goodwill and $412 in other identifiable intangible assets. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. ViraQuest is a biotechnology custom service provider specializing in adenovirus production services. ViraQuest was founded in 2000 and was headquartered in North Liberty, Iowa. The acquisition of ViraQuest was completed to expand our service offerings in our Life Sciences segment.

3.
INVENTORY

Inventories consisted of the following (in thousands):

	June 30, 2025	September 30, 2024
Finished goods	$2,549	$1,860
Work-in-process	1,139	1,236
Raw materials	1,973	1,884
Gross inventory	5,661	4,980
Less – reserve for inventory valuation	(402)	(502)
Inventory net	$5,259	$4,478

4.
INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	June 30, 2025	September 30, 2024	Life
Customer relationships	$30,979	$29,790	10-24 Years
Trademarks/names	5,036	4,661	1-20 Years
Trademarks/names	521	521	Indefinite
Other	2,142	2,007	2-22 Years
	38,678	36,979
Less: Accumulated Amortization	(13,799)	(11,862)
Intangible assets, net	$24,879	$25,117

The composition of the intangible assets balance at June 30, 2025 and September 30, 2024 is as follows (in thousands):

	June 30, 2025	September 30, 2024
Logistics	$22,494	$22,494
Life Sciences	8,484	6,785
Manufacturing	7,700	7,700
	38,678	36,979
Less: Accumulated Amortization	(13,799)	(11,862)
Intangible assets, net	$24,879	$25,117

Amortization expense for the nine months ended June 30, 2025 and 2024 was $1,937 and $1,635, respectively.

5.
GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of the goodwill balance at June 30, 2025 and September 30, 2024 was as follows (in thousands):

	June 30, 2025	September 30, 2024
Logistics	$12,010	$11,813
Life Sciences	8,295	6,171
Manufacturing	5,046	5,046
Total	$25,351	$23,030

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

At June 30, 2025, outstanding borrowings under the Santander Facility were $7,199, representing 20.6% of the $35,000 available subject to limitations thereunder, and interest was accruing at an effective interest rate of 6.67%.

At September 30, 2024, outstanding borrowings under the Santander Facility were $19,313, representing 55.2% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.65%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both June 30, 2025 and September 30, 2024.

Life Sciences and Manufacturing

First Merchants Bank Credit Facility

On February 29, 2016, Indco entered into a Credit Agreement (as amended, the “Prior First Merchants Credit Agreement”) with First Merchants.

On April 25, 2023, Indco and certain other Subsidiaries of the Company that are part of the Life Science and Manufacturing segment (together with Indco, the “Borrowers” and each, a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with First Merchants. The Credit Agreement constituted an amendment and restatement of the Prior First Merchants Credit Agreement. The credit facilities provided under the Credit Agreement (the “First Merchants Credit Facilities”) consisted of a $3,000 revolving loan (limited to the borrowing base and reserves), a $5,000 Acquisition A loan, a $6,905 Term A loan and a $620 Term B loan as a continuation of the mortgage loan under the Prior First Merchants Credit Agreement.

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

Interest accrues on the outstanding revolving loan, Term A loan and acquisition loan at an annual rate equal to one-month adjusted term SOFR plus either (i) 2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1.00) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1.00). Interest accrues on the Term B loan at an annual rate of 4.19%. The Borrowers’ obligations under the First Merchants Credit Facilities are secured by all of the Borrowers’ real property and other assets, and are guaranteed by the Company, and the Company’s guarantee of the Borrowers’ obligations is secured by a pledge of the Company’s equity interests in certain of the Borrowers. Pursuant to the November 22, 2024 amendment, the revolving loan portion will expire on November 22, 2029, the Term A loan portion will mature on November 22, 2029, the Term B loan portion matured on July 1, 2025 and the Acquisition B loan will permit multiple draws until November 22, 2026, at which point the outstanding principal amount will amortize, with all remaining amounts due at maturity of the Acquisition B loan on November 22, 2031; each of the foregoing maturities are subject to earlier termination as provided in the Credit Agreement and unless renewed or extended.

As of June 30, 2025, there were no outstanding borrowings under the Acquisition B loan, $8,104 of outstanding borrowings under the Term A loan, $566 of outstanding borrowings under the Term B loan, $400 of outstanding borrowings on the revolving loan, with interest accruing on revolving loan, Acquisition B loan and the Term A loan at an effective interest rate of 7.07% and on the Term B loan at an effective interest rate of 4.19%.

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

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at June 30, 2025 and September 30, 2024.

The table below sets forth the total long-term debt, net of capitalized loan fees of $363 and $309 for the First Merchants Credit Agreement as of June 30, 2025 and September 30, 2024, respectively (in thousands):

	June 30, 2025	September 30, 2024
Total Debt	$8,306	$4,304
Less Current Portion	(1,439)	(1,276)
Long-term Portion	$6,867	$3,028

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

As of June 30, 2025, the gross amount outstanding under the ELFS Subordinated Promissory Notes was $3,185, of which $1,174 was included in the current portion of subordinated promissory notes and $2,011 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2024, the amount outstanding under the ELFS Subordinated Promissory Notes was $3,918, of which $1,173 was included in the current portion of subordinated promissory notes and $2,745 was included in the long-term portion of subordinated promissory notes.

(C)   Airschott Subordinated Promissory Note

Janel Group is the obligor on a floating rate (Prime Rate plus 2%) subordinated promissory note in the amount of $1,200 (the "Airschott Subordinated Promissory Note") issued to a former owner of Airschott, in connection with the business combination whereby Janel Group acquired Airschott. The note is payable in twelve consecutive quarterly payments, commencing July 2024, of $100 together with accrued interest on the outstanding principal balance.

As of June 30, 2025, the amount outstanding under the Airschott Subordinated Promissory Note was $800, with $400 included in the current portion of subordinated promissory notes and $400 included in the long-term portion of subordinated promissory notes.

As of September 30, 2024, the amount outstanding under the Airschott Subordinated Promissory Note was $1,100, of which $400 was included in the current portion of subordinated promissory notes and $700 was included in the long-term portion of subordinated promissory notes.

The table below sets forth the total long-term portion of subordinated promissory notes (in thousands):

	June 30, 2025	September 30, 2024
Total subordinated promissory notes	$3,985	$5,073
Less current portion of subordinated promissory notes	(1,574)	(1,628)
Long-term portion of subordinated promissory notes	$2,411	$3,445

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

(A)
Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) are entitled to receive annual dividends at a rate of 5% per annum of the original issuance price of $500, when and if declared by the Company’s Board of Directors, and increased by 1% on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of June 30, 2025 and September 30, 2024 was 7% and 6%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued dividends thereon. The liquidation value of Series C Stock was $7,927 and $7,957 as of June 30, 2025 and September 30, 2024, respectively.

For the nine months ended June 30, 2025 and 2024, the Company declared dividends on Series C Stock of $271 and $242, respectively. At June 30, 2025 and September 30, 2024, the Company had accrued dividends of $2,243 and $2,271, respectively.

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

Participants and all terms of any grant under the Amended Plan are within the discretion of the Company’s Compensation Committee.

9.
STOCK-BASED COMPENSATION
(in thousands, except share and per share data)

Total stock-based compensation for the nine months ended June 30, 2025 and 2024 amounted to $367 and $214, respectively, and is included in selling, general and administrative expense in the Company’s statements of operations.

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2024	49,993	$25.31	6.9	$544.96
Granted	12,500	$40.50	5.0	$—
Outstanding balance at June 30, 2025	62,493	$28.35	6.7	$544.96
Exercisable at June 30, 2025	27,493	$13.88	4.7	$498.09

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s Common Stock at June 30, 2025 of $32.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2025, there was approximately $122 of total unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized in fiscal year 2025.

Liability classified share-based awards

During the nine months ended June 30, 2025, 35,607 options were exercised with respect to Indco’s common stock. The Company uses the Black-Scholes option pricing model to estimate the fair value of Indco’s share-based awards. In applying this model, the Company used the following assumptions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2024	35,607	$12.22	4.8	$375.02
Exercised	(35,607)	$12.22	—	$—
Outstanding balance at June 30, 2025	—	$—	—	$—
Exercisable at June 30, 2025	—	$—	—	$—

The aggregate intrinsic value in the above table was calculated as the difference between the valuation of Indco’s common stock at September 30, 2024 of $22.75 per share and the exercise price of the stock options that had strike prices below such closing price.

10.
INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Income:
Net income (loss)	$887	$(191)	$2,986	$304
Preferred stock dividends	(77)	(85)	(271)	(242)
Non-controlling interest dividends	—	—	(243)	—
Net income (loss) available to common stockholders	$810	$(276)	$2,472	$62

Common Shares:
Basic - weighted average common shares	1,186.4	1,186.4	1,186.4	1,186.4
Effect of dilutive securities:
Stock options	20.2	—	19.7	19.5
Diluted - weighted average common stock	1,206.6	1,186.4	1,206.1	1,205.9

Income per Common Share:
Basic -
Net income (loss)	$0.75	$(0.16)	$2.52	$0.25
Preferred stock dividends	(0.07)	(0.07)	(0.24)	(0.20)
Non-controlling interest dividends	—	—	(0.20)	—
Net income (loss) available to common stockholders	$0.68	$(0.23)	$2.08	$0.05

Diluted -
Net income (loss)	$0.74	$(0.16)	$2.48	$0.25
Preferred stock dividends	(0.07)	(0.07)	(0.23)	(0.20)
Non-controlling interest dividends	—	—	(0.20)	—
Net income (loss) available to common stockholders	$0.67	$(0.23)	$2.05	$0.05

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 22.5 anti-dilutive shares for each of the three- and nine-month periods ended June 30, 2025 and June 30, 2024.

11.
INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three- and nine-month periods ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Federal taxes at statutory rates	$(315)	$(32)	$(891)	$(150)
Permanent differences	(54)	(184)	89	(91)
State and local taxes, net of Federal benefit	(76)	(127)	(256)	(171)
Total	$(445)	$(343)	$(1,058)	$(412)

12.
BUSINESS SEGMENT INFORMATION

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2025 (in thousands):

For the three months ended June 30, 2025	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$49,145	$43,231	$3,490	$2,424	$—
Forwarding expenses and cost of revenues	33,035	31,259	624	1,152	—
Gross profit	16,110	11,972	2,866	1,272	—
Selling, general and administrative	13,525	9,434	2,062	764	1,265
Amortization of intangible assets	654	—	—	—	654
Income (loss) from operations	1,931	2,538	804	508	(1,919)
Interest expense	442	289	73	80	—
Identifiable assets	126,032	52,255	13,349	4,453	55,975
Capital expenditures, net of disposals	69	5	45	19	—

For the nine months ended June 30, 2025	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$151,230	$133,361	$10,639	$7,230	$—
Forwarding expenses and cost of revenues	103,407	98,155	1,870	3,382	—
Gross profit	47,823	35,206	8,769	3,848	—
Selling, general and administrative	40,576	28,327	5,979	2,507	3,763
Amortization of intangible assets	1,937	—	—	—	1,937
Income (loss) from operations	5,310	6,879	2,790	1,341	(5,700)
Interest expense	1,668	1,168	280	220	—
Identifiable assets	126,032	52,255	13,349	4,453	55,975
Capital expenditures, net of disposals	396	31	346	19	—

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2024 (in thousands):

For the three months ended June 30, 2024	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	46,724	$40,677	$3,208	$2,839	$—
Forwarding expenses and cost of revenues	31,633	29,725	609	1,299	—
Gross profit	15,091	10,952	2,599	1,540	—
Selling, general and administrative	13,358	9,444	1,812	793	1,309
Amortization of intangible assets	555	—	—	—	555
Income (loss) from operations	1,178	1,508	787	747	(1,864)
Interest expense	589	426	97	66	—
Identifiable assets	108,566	42,025	12,075	4,374	50,092
Capital expenditures, net of disposals	331	21	302	8	—

For the nine months ended June 30, 2024	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$129,881	$111,991	$10,213	$7,677	$—
Forwarding expenses and cost of revenues	86,822	81,232	2,065	3,525	—
Gross profit	43,059	30,759	8,148	4,152	—
Selling, general and administrative	38,664	27,186	5,307	2,364	3,807
Amortization of intangible assets	1,635	—	—	—	1,635
Income (loss) from operations	2,760	3,573	2,841	1,788	(5,442)
Interest expense	1,663	1,188	245	230	—
Identifiable assets	108,566	42,025	12,075	4,374	50,092
Capital expenditures, net of disposals	658	47	603	8	—

13.
FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Assets	June 30, 2025	September 30, 2024
Level 1 Investment in Rubicon at fair value	$2,327	1,518
Level 1 Investment in other marketable securities at fair value	183	56
Total Investment in marketable securities at fair value	2,510	1,574

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon at a price per share of $20.00, in a cash tender offer. As of each of June 30, 2025 and September 30, 2024, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 320, Investments - Debt Securities. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provides a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense).

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

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which is measured at fair value on a recurring basis utilizing Level 1 assumptions in its valuation (in thousands):

	June 30, 2025	September 30, 2024

Balance beginning of period	$1,518	$1,573
Fair value adjustment to Rubicon investment	809	(55)
Balance end of period	$2,327	$1,518

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

Contingent earnout liabilities	June 30, 2025	September 30, 2024
Level 1 Contingent earnout liabilities	$1,162	$2,100
Level 3 Contingent earnout liabilities	1,379	1,281
Total	$2,541	$3,381

These liabilities relate to the estimated fair value of earnout payments to former ImmunoBioScience Corp. (“IBSC”), ViraQuest, ELFS, and Airschott owners as of June 30, 2025 and September 30, 2024.

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

The current and non-current portions of the fair value of the contingent earnout liabilities at June 30, 2025 were $1,407 and $1,134, respectively. The current and non-current portions of the fair value of the contingent earnout liabilities at September 30, 2024 were $1,262 and $2,119, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation (in thousands):

	June 30, 2025	September 30, 2024
Balance beginning of period	$3,381	$2,330
Fair value of contingent consideration recorded in connection with business combinations	—	1,017
Earnout payment	(1,078)	(740)
Fair value adjustment of contingent earnout liabilities	238	774
Balance end of period	$2,541	$3,381

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

The Company has operating leases for office and warehouse space in certain locations where it conducts business. As of June 30, 2025, the remaining terms of the Company’s operating leases were between 1 and 104 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the three- and nine-month periods ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$642	$644	$1,943	$1,857
Short-term lease cost	59	38	208	125
Total lease cost	$701	$682	$2,151	$1,982

Rent expense for the nine months ended June 30, 2025 and 2024 was $2,151 and $1,982, respectively.

Operating lease ROU assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of June 30, 2025 were $7,956, $2,331 and $6,296, respectively.

Operating lease ROU assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2024 were $8,621, $2,419 and $6,585, respectively.

As of June 30, 2025 and September 30, 2024, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.7 years and 6.08% and 5.3 years and 5.72%, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2025 were as follows (in thousands):

2026	$2,521
2027	2,276
2028	2,234
2029	1,378
2030	517
Thereafter	965
Total undiscounted lease payments	9,891
Less imputed interest	(1,264)
Total lease obligations	$8,627

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the nine months ended June 30, 2025, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

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

On June 4, 2025, the Company completed a business combination whereby it acquired 80% of the outstanding stock of Biosensis. The Company and the former shareholders of Biosensis have put-call options exercisable on June 4, 2028 for the remaining 20% of outstanding stock.

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

Investment in Marketable Securities - Rubicon

On August 19, 2022, the Company acquired 1,108,000 shares of the common stock, par value $0.001 per share, of Rubicon Technology, Inc. (“Rubicon”), at a price per share of $20.00, in a cash tender offer made pursuant to the Stock Purchase and Sale Agreement, dated July 1, 2022, between the Company and Rubicon (the “Rubicon Purchase Agreement”). Pursuant to the terms of the Rubicon Purchase Agreement, the acquired shares represented 45.0% of Rubicon’s issued and outstanding shares of common stock as of August 3, 2022, as reported in Rubicon’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. The Company owned approximately 46.6% of Rubicon’s total issued and outstanding shares of common stock as of June 30, 2025 and September 30, 2024.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on December 6, 2024. Critical accounting policies are those that are most important to the presentation of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the nine months ended June 30, 2025.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular adjusted operating income, which are not based on or included in U.S. GAAP (we refer to these as “non-GAAP financial measures”).

Organic Growth

Our non-GAAP financial measure of organic growth represents revenues and gross profit excluding revenues and gross profit from acquisitions within the preceding 12 months. The organic growth presentation provides useful period-to-period comparison of revenues and gross profit as it excludes revenues and gross profit from acquisitions that would not be included in the comparable prior period.

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

Results of Operations – Janel Corporation - Three and Nine Months Ended June 30, 2025 and 2024

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto.

Our consolidated results of operations are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues	$49,145	$46,724	$151,230	$129,881
Forwarding expenses and cost of revenues	33,035	31,633	103,407	86,822
Gross profit	16,110	15,091	47,823	43,059
Total operating expenses	14,179	13,913	42,513	40,299
Income from operations	1,931	1,178	5,310	2,760
Net income (loss)	887	(191)	2,986	304
Adjusted operating income	$2,770	$1,897	$7,825	$4,873

Consolidated revenues for the three months ended June 30, 2025 were $49,145, which was $2,421 or 5.2% higher than the prior year period. Consolidated revenues for the nine months ended June 30, 2025 were $151,230, which was $21,349 or 16.4% higher than the prior year period. The increase in revenues for both the three and nine months ended June 30, 2025 was primarily due to our Logistics and Life Sciences business segments.

Income from operations for the three months ended June 30, 2025 was $1,931 compared with $1,178 in the prior year period. Income from operations for the nine months ended June 30, 2025 was $5,310 compared with $2,760 in the prior year period. The increase in income from operations for both the three and nine months ended June 30, 2025 primarily resulted from higher profits in our Logistics segment.

Net income for the three months ended June 30, 2025 totaled $887, or $0.74 per diluted share, compared to a net loss of $(191), or $(0.16) per diluted share, for the three months ended June 30, 2024. Net income for the nine months ended June 30, 2025 totaled $2,986, or $2.48 per diluted share, compared to net income of $304, or $0.25 per diluted share, for the nine months ended June 30, 2024. The increase in net income for the three and nine months ended June 30, 2025 was largely due to higher profits in our Logistics segment.

Adjusted operating income for the three months ended June 30, 2025 increased to $2,770 versus $1,897 in the prior year period. Adjusted operating income for the nine months ended June 30, 2025 increased to $7,825 versus $4,873 in the prior year period. The increase in adjusted operating income for both the three and nine months ended June 30, 2025 resulted primarily from higher profits in our Logistics segment.

The following table sets forth a reconciliation of operating income to adjusted operating income (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Income from operations	$1,931	$1,178	$5,310	$2,760
Amortization of intangible assets	654	555	1,937	1,635
Stock-based compensation	122	71	367	214
Cost recognized on sale of acquired inventory	63	93	211	264
Adjusted operating income	$2,770	$1,897	$7,825	$4,873

Results of Operations – Logistics – Three and Nine Months Ended June 30, 2025 and 2024

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Revenues	$43,231	$40,677	$133,361	$111,991
Forwarding expenses	31,259	29,725	98,155	81,232
Gross profit	11,972	10,952	35,206	30,759
Gross profit margin	27.7%	26.9%	26.4%	27.5%
Selling, general and administrative expenses	9,434	9,444	28,327	27,186
Income from operations	$2,538	$1,508	$6,879	$3,573

Revenues

Total revenues for the three months ended June 30, 2025 was $43,231 as compared to $40,677 for the three months ended June 30, 2024, an increase of $2,554, or 6.3%. Total revenues for the nine months ended June 30, 2025 was $133,361 as compared to $111,991 for the nine months ended June 30, 2024, an increase of $21,370 or 19.1%. Revenues in both periods primarily increased due to higher freight rates, the inclusion of acquired revenue from an acquisition and higher demand as customers prepared for anticipated tariff increases.

Gross Profit

Gross profit for the three months ended June 30, 2025 was $11,972, an increase of $1,020, or 9.3%, as compared to $10,952 for the three months ended June 30, 2024. The increase in gross profit for the three months ended June 30, 2025 compared to the prior year period was primarily related to the incremental gross profit from the Airschott acquisition. Excluding the Airschott acquisition, organic growth in gross profit increased 1.6% versus the prior year period. Gross profit in the three months ended June 30, 2025 benefited from customer preparations ahead of anticipated increases in tariffs. Gross profit margin as a percentage of revenues increased to 27.7% for the three months ended June 30, 2025, compared to 26.9% for the prior year period.

Gross profit for the nine months ended June 30, 2025 was $35,206, an increase of $4,447, or 14.5%, as compared to $30,759 for the nine months ended June 30, 2024. The increase in gross profit for the nine months ended June 30, 2025, compared to the prior year period was primarily related to the incremental gross profit from the Airschott acquisition. Excluding the Airschott acquisition, organic growth in gross profit increased 4.7% in the nine months versus the prior year period. Gross profit in the nine months ended June 30, 2025 benefited from customer preparations ahead of anticipated increases in tariffs. Gross profit margin as a percentage of revenue decreased to 26.4% compared to 27.5% for the prior year period, primarily due to higher freight prices resulting in greater forwarding expenses relative to revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 were $9,434, as compared to $9,444 for the three months ended June 30, 2024, remaining in line with the prior year period. Despite the acquisition of Airschott on June 5, 2024, there was a decrease in selling, general and administrative expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Selling, general and administrative expenses as a percentage of revenue were 21.8% and 23.2% for the three months ended June 30, 2025 and 2024, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to an increase in revenue caused by higher freight rates, the inclusion of acquired revenue from an acquisition and higher demand as customers prepared for anticipated tariff increases.

Selling, general and administrative expenses for the nine months ended June 30, 2025 were $28,327, as compared to $27,186 for the nine months ended June 30, 2024. This increase of $1,141, or 4.2%, was mainly due to the Airschott acquisition, partially offset by a reduction in various expenses, including personnel costs. Selling, general and administrative expenses as a percentage of revenues were 21.2% and 24.3% of revenues for the nine months ended June 30, 2025 and 2024, respectively. The decrease in selling, general and administrative expenses as a percentage of revenues for the nine-month period was primarily due to an increase in revenue caused by higher freight rates, the inclusion of acquired revenue from an acquisition and higher demand as customers prepared for anticipated tariff increases.

Income from Operations

Income from operations increased to $2,538 for the three months ended June 30, 2025, as compared to $1,508 for the three months ended June 30, 2024, an increase of $1,030, or 68.3%. Operating margin as a percentage of gross profit for the three months ended June 30, 2025 was 21.2% compared to 13.8% in the prior year period.

Income from operations increased to $6,879 for the nine months ended June 30, 2025, as compared to $3,573 for the nine months ended June 30, 2024, an increase of $3,306, or 92.5%. Operating margin as a percentage of gross profit for the nine months ended June 30, 2025 was 19.5% compared to 11.6% in the prior year period. The increase in operating margin for the three- and nine-month periods was primarily the result of greater returns from higher freight rates, the inclusion of acquired revenue from an acquisition and higher demand as customers prepared for anticipated tariff increases.

Results of Operations – Life Sciences – Three and Nine Months Ended June 30, 2025 and 2024

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies as well as research and diagnostic reagents for, and provides custom services to, academic, non-profit and commercial customers.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Revenues	$3,490	$3,208	$10,639	$10,213
Cost of sales	561	521	1,659	1,801
Cost recognized upon sale of acquired inventory	63	88	211	264
Gross profit	2,866	2,599	8,769	8,148
Gross profit margin	82.1%	81.0%	82.4%	79.8%
Selling, general and administrative expenses	2,062	1,812	5,979	5,307
Income from operations	$804	$787	$2,790	$2,841

Revenues

Total revenues were $3,490 and $3,208 for the three months ended June 30, 2025 and 2024, respectively, reflecting an increase of $282, or 8.8%, primarily due to increased diagnostic and research reagent sales. Organic growth excluding acquisition revenue increased $243, or 7.6%.

Total revenues were $10,639 and $10,213 for the nine months ended June 30, 2025 and 2024, respectively, reflecting an increase of $426 or 4.2%. Organic growth excluding acquisition revenue increased $340, or 3.3%.

Gross Profit

Gross profit was $2,866 and $2,599 for the three months ended June 30, 2025 and 2024, respectively, an increase of $267, or 10.3%. During the three months ended June 30, 2025 and 2024, gross profit margin was 82.1% and 81.0%, respectively, as product mix improvements and price increases yielded higher margins.

Gross profit was $8,769 and $8,148 for the nine months ended June 30, 2025 and 2024, respectively, an increase of $621, or 7.6%. In the nine months ended June 30, 2025 and 2024, gross profit margin was 82.4% and 79.8%, respectively. Gross profit margin increased as product mix improvements and price increases yielded higher margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $2,062 and $1,812 for the three months ended June 30, 2025 and 2024, respectively. Selling, general and administrative expenses were $5,979 and $5,307 for the nine months ended June 30, 2025 and 2024, respectively. The year-over-year increases for both periods were largely due to additional expenses from acquired business, higher supply costs, and increased throughput.

Income from Operations

Income from operations for the three months ended June 30, 2025 and 2024 was $804 and $787, respectively, an increase of $17, or 2.2%. Income from operations for the nine months ended June 30, 2025 and 2024 was $2,790 and $2,841, respectively, a decrease of $51, or 1.8%.

Results of Operations - Manufacturing – Three and Nine Months Ended June 30, 2025 and 2024

The Company’s Manufacturing segment manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as other larger customers for which they fulfill repetitive production orders.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Revenues	$2,424	$2,839	$7,230	$7,677
Cost of sales	1,152	1,299	3,382	3,525
Gross profit	1,272	1,540	3,848	4,152
Gross profit margin	52.5%	54.2%	53.2%	54.1%
Selling, general and administrative expenses	764	793	2,507	2,364
Income from operations	$508	$747	$1,341	$1,788

Revenues

Total revenues were $2,424 and $2,839 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $415, or 14.6%. Total revenues were $7,230 and $7,677 for the nine months ended June 30, 2025 and 2024, respectively, a decrease of $447, or 5.8%. Total revenues for the three and nine months ended June 30, 2025 primarily declined due to the timing of larger orders versus the respective prior year period.

Gross Profit

Gross profit was $1,272 and $1,540 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $268, or 17.4%. Gross profit margin for the three months ended June 30, 2025 and 2024 was 52.5% and 54.2%, respectively. Gross profit was $3,848 and $4,152 for the nine months ended June 30, 2025 and 2024, respectively, a decrease of $304, or 7.3%, largely as a result of product mix. Gross profit margin for the nine months ended June 30, 2025 and 2024 was 53.2% and 54.1%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $764 and $793 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $29, or 3.7%. Selling, general and administrative expenses were $2,507 and $2,364 for the nine months ended June 30, 2025 and 2024, respectively, an increase of $143 or 6.0%. The increase in selling, general and administrative expenses for the nine months ended June 30, 2025 was reflective of general economic cost increases.

Income from Operations

Income from operations was $508 for the three months ended June 30, 2025 compared to $747 for the three months ended June 30, 2024, representing a 32.0% decrease from the prior year period. Income from operations was $1,341 for the nine months ended June 30, 2025 compared to $1,788 for the nine months ended June 30, 2024, representing a 25.0% decrease from the prior year period, primarily as a result of a decrease in revenues due to timing of larger orders and an increase in costs.

Results of Operations – Corporate and Other – Three and Nine Months Ended June 30, 2025 and 2024

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total income from operating segments	$3,850	$3,042	$11,010	$8,202
Corporate expenses	(1,143)	(1,238)	(3,396)	(3,593)
Amortization of intangible assets	(654)	(555)	(1,937)	(1,635)
Stock-based compensation - Corporate	(122)	(71)	(367)	(214)
Total corporate expenses	(1,919)	(1,864)	(5,700)	(5,442)
Interest expense	(442)	(589)	(1,668)	(1,663)
Other expense	(157)	(437)	402	(381)
Net income before taxes	1,332	152	4,044	716
Income tax expense	(445)	(343)	(1,058)	(412)
Net income	887	(191)	2,986	304
Preferred stock dividends	(77)	(85)	(271)	(242)
Non-controlling interest dividends	—	—	(243)	—
Net income available to common stockholders	$810	$(276)	$2,472	$62

Total Corporate Expenses

Total Corporate expenses, which includes amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $55, or 3.0%, to $1,919 for the three months ended June 30, 2025 as compared to $1,864 for the three months ended June 30, 2024. Total Corporate expenses increased by $258, or 4.7%, to $5,700 for the nine months ended June 30, 2025 as compared to $5,442 for the nine months ended June 30, 2024. The increase in total corporate expenses in both periods was primarily due to higher stock-based compensation and higher amortization expense. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level.

Interest Expense

Interest expense for the consolidated company decreased $147, or 25.0%, to $442 for the three months ended June 30, 2025 from $589 for the three months ended June 30, 2024. The decrease in interest expense for the three months ended June 30, 2025 was primarily due to lower average debt balances. Interest expense for the consolidated company increased by $5, or 0.3%, to $1,668 for the nine months ended June 30, 2025 from $1,663 for the nine months ended June 30, 2024.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $445 for the three months ended June 30, 2025, as compared to an income tax expense of $343 for the three months ended June 30, 2024. On a consolidated basis, the Company recorded an income tax expense of $1,058 for the nine months ended June 30, 2025, as compared to an income tax expense of $412 for the nine months ended June 30, 2024.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued on the Company’s Series C Cumulative Preferred Stock. For the three months ended June 30, 2025 and 2024, preferred stock dividends were $77 and $85, respectively. For the nine months ended June 30, 2025 and 2024, preferred stock dividends were $271 and $242, respectively.

Non-Controlling Interest Dividends

Non-controlling interest dividends include the dividends accrued and paid to the non-controlling interest of Indco (the “Non-controlling interest dividends”). For the nine months ended June 30, 2025, Non-controlling interest dividends were $243.

Net Income

Net income was $887, or $0.74 per diluted share, for the three months ended June 30, 2025 compared to a net loss of $(191), or $(0.16) per diluted share, for the three months ended June 30, 2024. The increase in net income for the three months ended June 30, 2025 was largely due to stronger revenues and profits across the Logistics and Life Sciences segments.

Net income was $2,986, or $2.48 per diluted share, for the nine months ended June 30, 2025 compared to net income of $304, or $0.25 per diluted share, for the nine months ended June 30, 2024. The increase in net income for the nine months ended June 30, 2025 was largely due to stronger revenues in the Logistics segment.

Net Income Available to Common Stockholders

Net income available to common stockholders was $810, or $0.67 per diluted share, for the three months ended June 30, 2025 compared to net loss available to common stockholders of $(276), or $(0.23) per diluted share, for the three months ended June 30, 2024. The increase in net income available to common stockholders for the three months ended June 30, 2025 was the result of stronger revenues and profits across the Logistics and Life Sciences segments. Net income available to common stockholders was $2,472, or $2.05 per diluted share, for the nine months ended June 30, 2025 compared to net income available to common stockholders of $62, or $0.05 per diluted share, for the nine months ended June 30, 2024. The increase in net income available to common stockholders for the nine months ended June 30, 2025 was the result of stronger revenues in the Logistics and Life Sciences segments, partially offset by increases in non-controlling interest dividends.

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

Cash flows from operating activities

Net cash provided by operating activities was $17,632 for the nine months ended June 30, 2025, versus $6,354 provided by operating activities for the nine months ended June 30, 2024. The increase in cash provided by operations for the nine months ended June 30, 2025 compared to the prior year period was primarily due to working capital benefits from the timing of duty collections on behalf of our customers and an increase in net income of $2,682.

Cash flows from investing activities

Net cash used in investing activities totaled $4,368 for the nine months ended June 30, 2025, versus $5,193 for the nine months ended June 30, 2024. We used $2,555 for the acquisition of Biosensis, $197 in additional purchase price relating to the Airschott acquisition, $1,078 in earnout payments, and $396 for the acquisition of property and equipment for the nine months ended June 30, 2025, compared to $3,795 for the acquisitions of Airschott and ViraQuest, $740 in earnout payments, and $658 for the acquisition of property and equipment for the nine months ended June 30, 2024.

Cash flows from financing activities

Net cash used in financing activities was $11,245 for the nine months ended June 30, 2025, versus net cash used in financing activities of $318 for the nine months ended June 30, 2024. The change in net cash used in financing activities was primarily due to debt reduction, dividends paid to preferred stockholders and dividends paid to non-controlling interest.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements or obligations.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s overall internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended June 30, 2025. In addition, there were no shares of Common Stock purchased by us during the nine months ended June 30, 2025.

ITEM 6.    EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2025 and 2024 in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2025	JANEL CORPORATION
(Registrant)

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2025	/s/ Joseph R. Ferrara
Joseph R. Ferrara
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)