Form 10-K
period 2025-09-30
JANEL CORP
filed 2025-12-05
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025
OR
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

The aggregate market value of the registrant’s common stock, $0.001 par value (“Common Stock”), held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the OTCQX Best Market (“OTCQX”) on March 31, 2025, was $9,450,464.

The number of shares of the registrant’s Common Stock outstanding as of December 5, 2025 was 1,186,354.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report") contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant change to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or we may spend resources exploring acquisitions that are not consummated; risks associated with litigation and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our ability to utilize anticipated tax benefits; the impact of volatile or changing interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; changes or developments in U.S. laws or policies, including the potential imposition of tariffs; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; the impact of catastrophic events, such as health crises, natural disasters and armed conflict; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies that host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; the impact of higher carrier prices; risks related to the classification of owner-operators in the transportation industry; recessions, economic developments and other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by a small number of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.
BUSINESS

Our Business

Janel Corporation (“Janel,” the “Company” or the “Registrant”) is a holding company with subsidiaries in three business segments: Logistics, Life Sciences and Manufacturing. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits, allocating Janel capital at high risk-adjusted rates of return, and attracting and retaining exceptional talent.

Management at the Janel holding company focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand into new strategic segments. Our acquisition strategy focuses on reasonably priced companies with strong and capable management teams, attractive existing business economics and stable, predictable earnings power.

Janel was incorporated on August 31, 2000 and is domiciled in the state of Nevada. Its corporate headquarters are located in New York, New York.

As of September 30, 2025, Janel and its consolidated subsidiaries employed 353 full-time employees in the United States. None of these employees is covered by a collective bargaining agreement. Janel and its subsidiaries have experienced no work stoppages and consider relations with their employees to be good. Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify and enhance our internal processes and technologies to increase employee engagement, productivity, efficiency opportunities, skills and resources needed for success.

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

On August 1, 2025, the Company acquired a customer list and other intangible assets and hired the employees of a customs broker and freight forwarder, which we include in our Logistics segment.

On September 2, 2025, the Company completed a business combination whereby it acquired a majority ownership position in Interlog USA, Inc. (“Interlog”), a non-asset-based freight forwarder and domestic truck broker, which we include in our Logistics segment. On that date, the Company purchased 80% of the outstanding stock of Interlog. The Company also agreed to purchase the remaining 20% of Interlog stock two years from the closing date, subject to certain closing conditions.

Life Sciences

The Company’s Life Sciences segment comprises several subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies as well as research and diagnostic reagents for, and provides custom services to academic, non-profit and commercial customers.

On February 1, 2024, the Company completed a business combination whereby it acquired all the outstanding stock of ViraQuest Inc., which we include in our Life Sciences segment.

On June 4, 2025, the Company completed a business combination in which it acquired 80% of the outstanding stock of Biosensis Pty Ltd ("Biosensis"), a biotech company in Australia focused on accelerating the development of new drugs for brain diseases, which we include in our Life Sciences segment. The Company and the former shareholders of Biosensis have put-call options, exercisable on June 4, 2028, for the Company to acquire the remaining 20% of outstanding Biosensis common stock.

Manufacturing

The Company’s Manufacturing segment is comprised of Indco, Inc. (“Indco”). Indco is a wholly-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as other larger customers for which Indco fulfills repetitive production orders.

Investment in Marketable Securities - Rubicon

As of September 30, 2025 and September 30, 2024, the Company owned 1,108,000 shares or approximately 46.6%, of the common stock of Rubicon Technology, Inc. (“Rubicon”). Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our initial investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. As of September 30, 2025 and September 30, 2024, the fair value of the Rubicon investment was $4,631 and $1,518, respectively. Refer to Note 20 – Subsequent Events for additional information regarding the investment.

The Company has other investments in marketable securities whose fair value as of September 30, 2025 and September 30, 2024 was $283 and $56, respectively.

Logistics

The Company’s Logistics segment helps clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include customs entry filing; arrangement of freight forwarding by air, ocean and ground; warehousing; cargo insurance procurement; logistics planning; product repackaging; online shipment tracking; and hazardous material warehousing and distribution.

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

During the fiscal year ended September 30, 2025, Logistics handled approximately 148,000 individual shipments originating or terminating in countries around the world. Approximately 39% of the revenues from these activities related to trucking, 27% to ocean freight, 16% to air freight, with the remainder of 18% to customs brokerage and other.

Based upon revenues, our customers are diverse, with the largest individual customer accounting for approximately 3% of revenues and the top ten customers accounting for approximately 17% of revenues during fiscal 2025.

As of September 30, 2025, our Logistics segment operated out of twenty-eight full-service locations in the United States and maintained a network of independent agent relationships in many trading countries, giving it the ability to provide a global service to its clients.

Each office is responsible for its growth and profitability. Logistics management helps the offices as needed with efforts such as human resources, maintaining a common information technology platform and centralized accounting services. Our growth strategy includes servicing existing customers well and securing more of their business, hiring new people who can grow our company and adding new companies or services through acquisitions.

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

Historically, the quarterly operating results of the Logistics segment have been subject to several factors. These factors include climate, national holidays, consumer demand, economic conditions and other similar and subtle forces.

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

Our Life Sciences segment also produces products for life science companies on an original equipment manufacturer basis. Through a combined portfolio of nearly 5,000 products and a range of custom services, the Life Sciences segment provides the scientific community with high-quality tools to support critical research efforts.

Our Life Sciences segment is based in Davis, California on an owned 40-acre facility and three other leased locations in the U.S. and Australia. Our growth strategy is to place high-quality products in the hands of more researchers to accelerate scientific discovery.

Our growth strategies include:

●
Product innovation: By working with key researchers and scientific organizations, we seek to develop new products to enhance the range of tools available and thereby expand the capabilities of life science researchers.

●
Operational improvement: We continue to enhance our operational designs and processes to be more efficient, which supports higher profitability and enables us to devote more resources to investments in growth and innovation.

●
Attract and retain exceptional talent: High-quality scientists enable our top-quality products and services to be offered, which are key to our reputation in the marketplace.

●
Acquisitions and investments: We intend to grow by acquiring reputable businesses that will benefit from our combined innovative capabilities and operational strength.

●
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

●
Broad product offering: A number of companies supply protein-related research and diagnostic reagents. Customers choose their products based upon product quality, reputation and price. We believe a number of our products have long-standing reputations and that our portfolio overall is well-regarded, especially amongst the academic, diagnostic and pharmaceutical research community.

●
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

Manufacturing

The Company’s Manufacturing segment is composed of Indco, which is a wholly-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. Indco’s headquarters and manufacturing operations are located in a single owned facility in New Albany, Indiana.

Indco provides solutions for the mixing needs of customers operating in diverse industries, including chemicals, inks, paints, construction, plastics, adhesives, cosmetics, food and pharmaceuticals. Solutions include standard product configurations, both manufactured and distributed, available for order from Indco’s website and its print catalog, which is mailed quarterly. In addition, Indco manufactures custom-designed mixing solutions that Indco helps specify, design, machine, assemble and distribute. During the fiscal year ended September 30, 2025, Indco made approximately 3,600 individual shipments to customers. In fiscal 2025, approximately 84% of Indco’s revenues came from manufacturing activity. The remainder of its revenues came from non-manufactured product distribution activity. Indco’s revenues are generally level throughout the year with little seasonality.

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

We disclose information to the public concerning Janel, Janel's products, content and services and other items through our website in order to achieve broad, non-exclusionary distribution of information to the public. Some of the information distributed through this channel may be considered material information. For information concerning Janel and its products, content and services, please visit (http://www.janelcorp.com).*

*This corporate website and the contents thereof are not incorporated by reference into this Annual Report on Form 10-K nor deemed filed with the SEC.

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

We expect to grow our businesses in part by completing acquisitions, either through acquisitions of businesses within our existing segments or the expansion into new segments. In either case:

●
our financial condition may not be sufficient to support the funding needs of an expansion program;
●
we may not be able to successfully identify suitable investment opportunities;
●
acquisitions that we undertake may not be successfully consummated or enhance profitability; and/or
●
expansion opportunities may not be available to us upon reasonable terms.

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

In addition, even if we are able to successfully compete with these entities, we expect future acquisitions to encounter risks similar to those that past acquisitions have encountered, such as:

●
difficulty in assimilating/integrating the operations and personnel of the acquired businesses;

●
potential disruption of our or the target’s ongoing business;

●
inability to realize the projected operational and financial benefits from the acquisition or to maximize financial and strategic benefits through the incorporation of acquired personnel and clients, particularly in a high interest environment;

●
difficulty maintaining uniform standards, controls, procedures and policies;

●
impairment of relationships with employees and clients resulting from integration of the newly acquired company;

●
strain on managerial and operational resources as management tries to oversee larger operations;

●
significantly increased need for working capital to operate the acquired companies; and

●
exposure to unforeseen liabilities of acquired companies.

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

Janel may be required to record a significant charge to earnings if its goodwill and other amortizable intangible assets, or other investments, become impaired, which could have a material adverse effect on the company’s financial condition and/or stock price.

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

Net operating losses ("NOLs") may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. If fully utilized, the NOLs and other carryforwards of our minority-owned investment could provide our subsidiaries with significant tax savings in future periods. Our subsidiaries' ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

●
a change in control of our subsidiaries that would trigger limitations on the amount of taxable income in future years that may be offset by NOLs and other carryforwards that existed prior to the change in control; and

●
examinations and audits by the IRS and other taxing authorities could reduce the amount of NOLs and other credit carryforwards that are available for future years.

Our actions may have an impact on the NOLs of our minority-owned investment. The inability to use these NOLs, or the diminution in value of such NOLs, could have a material adverse effect on our business and operations.

Volatile or changing interest rates may negatively impact our investments and have a material adverse effect on our business and operations.

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

As of September 30, 2025, we had $14,816 of short-term borrowings and long-term debt. We may also incur additional indebtedness in the future.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness rather than for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. Our substantial indebtedness could have other adverse consequences, including:

●
making it more difficult for us to satisfy our financial obligations;

●
increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

●
limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

●
limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

●
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

Pursuant to the borrowing agreement, our ability to borrow under our current asset-based lending facility relies on our accounts receivable balance as collateral. This accounts receivable balance is heavily influenced by tariffs, global freight prices, international trade and other global events. Our ability to collect these accounts receivables may further impact our ability to borrow under our current agreement. In the event that our accounts receivable balance decreases, we may face limited opportunities to borrow on our line of credit.

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

During the 2024 U.S. Presidential campaign, candidate Donald Trump expressed intentions to impose various tariffs on imports, such as 60% tariffs on goods imported from China, 25% tariffs on goods imported from Mexico, and between 10% and 20% tariffs on goods imported from other countries. The current Trump administration began implementing these proposals through executive orders, resulting in significant trade negotiations with key U.S. trading partners. In early 2025, the Trump administration announced a renewed wave of tariff increases targeting Chinese imports, raising certain rates to as high as 145% in response. China imposed retaliatory tariffs of up to 125% on U.S. goods and introduced export restrictions on critical raw materials, such as rare earth minerals.

Following a meeting between President Trump and President Xi on October 30, 2025, the two sides agreed to extend the lowered 10% reciprocal tariff rate for through November 9, 2026. Additionally, effective November 10, 2025, the U.S. suspended the planned 100% additional tariff on Chinese goods. China suspended all retaliatory tariffs announced since March 4, 2025, and removed export controls on rare earth minerals and other materials.

It is unclear what actions the Trump administration or Congress will take next with respect to these proposals. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our customers’ products and services, increase their costs, reduce their profitability, adversely impact their supply chain or otherwise have a material adverse effect on their business and results of operations, any of which could have a material adverse effect on our business, financial position, and results of operations.

As a result of the foregoing developments, the global forwarding market experienced significant policy shifts, volatile demand, and increasing capacity challenges. This unprecedented wave of uncertainty and volatility in financial markets has resulted, and may continue to result in, among other things, continued retaliatory measures on U.S. goods, an increase in the cost of shipping goods domestically and internationally, and a decline in shipping volumes. As a material portion of our Logistics business’ volume derives from the movement of goods into and out of our country, these trends, if they continue for more than the short-term, may have a material adverse effect on our business and results of operations. The imposition of further tariffs by the U.S. and retaliatory trade measures taken by other countries in response to tariffs imposed by the U.S. could cause freight volumes to decline further and/or for greater lengths of time, which could adversely affect our Logistics business’ results of operations. The impact of these trade measures on our business operations and financial results remains uncertain and may be affected by various factors, including whether and when such trade measures are implemented and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.

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

More specifically, legislative, or regulatory actions related to climate change may have a material adverse effect on us by increasing our Logistics' business fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. Furthermore, over the past several years, new rules relating to the disclosure of a range of climate-related risks have been proposed and/or adopted by certain authorities. Although federal climate disclosure rules (e.g., the SEC’s final rule) have been abandoned, state-level laws like California’s SB 253 and SB 261 will begin requiring GHG disclosures and climate risk assessments in 2026. International rules such as the EU’s Corporate Sustainability Reporting Directive and Canada’s climate disclosure mandates may also affect the Company directly or through customers and partners. We are currently assessing the applicability of these rules, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting therefrom, particularly in light of the forthcoming presidential administration. We could ultimately incur increased costs relating to the assessment and disclosure of climate-related risks as a result of these regulatory and legislative actions. These additional costs, changes in operations, or loss of revenues may have a material adverse effect on our business and operations. For example, the motor carriers we contract with are subject to increasingly restrictive laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements may have a material adverse effect on operations and increase operating expenses, which in turn could increase our purchased transportation costs. Our customers, our business and operations could be materially adversely affected by these new rules and costs.

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

Our operations are dependent upon our ability to protect our personnel, offices and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we or a key vendor or other third party experience a local or regional disaster or other business continuity problem, such as an earthquake, fire, flood, hurricane, or other weather event power loss, terrorist attack, pandemic, security breach, power loss, telecommunications failure, software or hardware malfunctions (including disruptions to third-party cloud storage providers) or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, office facilities and the proper functioning of existing, new or upgraded computer systems, telecommunications and other related systems and operations. In events like these, while our operational size and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations. We could potentially lose access to key executives and personnel, sensitive data or experience material adverse interruptions to our operations or delivery of services to our customers in a disaster recovery scenario.

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

We may be named a defendant in product liability lawsuits alleging that products or services provided by us have resulted or could result in an unsafe condition or injury to consumers, particularly for our Life Sciences and Manufacturing segments' products. There are several factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such third-party claims and product liability claims filed against us could carry potential liabilities in excess of our insurance coverage. We cannot be certain that our current insurance will be sufficient to cover any adverse determinations in such product liability lawsuits.

In the ordinary course of our Logistics business, we are a defendant in several legal proceedings arising out of the conduct of our Logistics business. These proceedings include third-party claims for property damage or bodily injury incurred in connection with our services. Within our Logistics segment, Expedited Logistics and Freight Services, LLC (“ELFS”), maintains auto liability for commercial trucking claims of up to $8,000,000 per occurrence, and general liability with of up to $8,000,000 per occurrence. Any such third-party claims filed against ELFS could carry potential liabilities in excess of our insurance coverage. We cannot be certain that our current insurance will be sufficient to cover any adverse determinations in such liability claims or lawsuits.

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

Finally, we face risks associated with the handling of customer inventory. Some of our operating agreements include maintaining the inventory of our customers. Failure to properly handle such inventory could expose us to monetary claims and expenses, as well as reputational harm to our business.

Higher carrier prices may result in decreased adjusted gross profit.

Carriers can be expected to charge higher prices if market conditions warrant, including as a result of increased costs of fuel, labor shortages, and increased shipping times due to supply chain disruptions. Our adjusted gross profit and income from operations may decrease if we are unable to increase our pricing accordingly. Increased demand for truckload services and changes in regulations may reduce available capacity and also lead to increased carrier pricing.

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

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers like those serviced by our Logistics business, interest rate fluctuations, government shutdowns and other economic factors beyond the control of our Logistics business. In addition to the tariff-related considerations discussed above, deterioration in the economic environment subjects our Logistics business to various risks that may have a material impact on its operating results and cause it, and, therefore, Janel, to not reach its long-term growth goals, as a result of, for example, the following:

●
a reduction in overall freight volumes in the marketplace, reducing our Logistics business’s opportunities for growth;

●
economic difficulties encountered by some of our Logistics business customers, who may, therefore, not be able to pay our Logistics business in a timely manner or at all, or may go out of business;

●
economic difficulties encountered by a significant number of our Logistics business’s transportation providers, who may go out of business and, therefore, leave our Logistics business unable to secure sufficient equipment or other transportation services to meet commitments to its customers; and

●
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

In addition to economic conditions, our Logistics business’s international supply chain services are directly related to, and dependent on, the volume of international trade, particularly trade between the United States and foreign nations. This trade, as well as our Logistics business’s international supply chain services, is influenced by many factors, including:

●
economic and political conditions in the United States and abroad;

●
government shutdowns and other major work stoppages;

●
exchange controls, currency conversion and fluctuations;

●
war, other armed conflicts and terrorism, such as the Russia-Ukraine conflict; and

●
U.S. and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

Additionally, for a discussion related to the impact of tariffs in 2025, please refer to “Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements” above.

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

Historically, our Logistics business’s operating results have been subject to seasonal trends when measured on a quarterly basis. Its second fiscal quarter has traditionally been the weakest, and the third and fourth fiscal quarters have traditionally been the strongest. As a result, its quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which our Logistics business operates, holiday seasons, consumer demand, climate, economic conditions and numerous other factors. This historical seasonality has also been influenced by the growth and diversification of our Logistics business international network and service offerings. A substantial portion of our Logistics business’s revenues is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our Logistics business’s revenues are, to a large degree, affected by factors that are outside of its control. In addition, our Logistics business has several primarily variable expenses that are fixed for a period of time, and it may not be able to adequately adjust them in a period of rapid change in market demand. Our Logistics business historic operating patterns may not continue in future periods as it cannot influence or forecast many of these factors. Comparisons of our operating results from period to period are, therefore, not necessarily meaningful and should not be relied upon as an indicator of future performance.

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

The biomedical and life sciences industries that we serve are under constant pressure to increase the predictability of or reduce healthcare costs, all of which may materially adversely affect our business and financial results due to our role in the healthcare supply chain.

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

If suppliers increase the price of critical raw materials or are unwilling or unable to meet Indco’s demand, it may not have alternative sources of supply. In addition, costs of certain critical raw materials have been volatile due to factors beyond Indco’s control. Raw material costs are included in Indco’s contracts with customers, but in some cases Indco is exposed to changes in raw material costs from the time purchase orders are placed to when it purchases the raw materials for production. Changes in business conditions may have a material adverse effect on Indco’s ability to recover rapid increases in raw material costs and may materially adversely affect Indco’s and, therefore, Janel’s results of operations.

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

Five of our stockholders control the vote of approximately 77.6% of the outstanding shares of our common stock as of September 30, 2025, which includes Janel common stock such persons can acquire through the exercise of vested options granted to them. As a result, these stockholders could control the election of our directors and, therefore, have the ability to control the affairs of Janel. Furthermore, one particular investor in the Company has the right to appoint 50% of the members of our Board of Directors.

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

Our common stock trades on the OTCQX under the symbol “JANL.” The market price of Janel’s common stock has been subject to significant fluctuations. There is an absence of a true market for Janel shares and thus a valid valuation is not readily maintained. This result is caused in part by the concentrated holdings of Janel, which has led to abnormal price volatility. Such fluctuations as well as economic conditions generally may adversely affect the market price of Janel’s common stock.

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

Our certificate of incorporation authorizes our Board of Directors to issue shares of preferred stock and to determine the price and other terms for those shares without the approval of our stockholders. As of September 30, 2025, for example, we had 11,368 shares of Series C Cumulative Preferred Stock outstanding held by Oaxaca Group LLC. Any such preferred stock we may issue in the future could rank ahead of our common stock with respect to certain rights or obligations, including in terms of dividends and liquidation rights.

Janel has no assurance of a continued public trading market.

Our common stock is quoted in the over-the-counter market on the OTCQX and, to the extent the market price of our common stock falls below $5.00 per share, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, to the extent we are subject to the penny stock rules, such rules may affect the ability of broker-dealers to trade our securities. As a result, characterization as a “penny stock” can discourage investor interest in and limit the marketability of our common stock.

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
●
Implementation of cybersecurity measures, such as firewalls, endpoint intrusion detection and response systems, and anti-virus/anti-malware software.
●
Employee training and awareness programs to educate all employees about cybersecurity threats, incident reporting and prevention measures.
●
Monitoring of network traffic and information technology systems for signs of potential threats.
●
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

The Company conducts quarterly meetings of the IT and financial leadership of the Company’s segments, including the CFO, and information from those meetings is provided to the Company’s Audit Committee, which typically meets on a quarterly basis. At each Audit Committee meeting, the CFO provides an update to the Audit Committee on any relevant current and new IT risks and the general health of the IT risk management program, including cybersecurity risks. The CFO also provides the Audit Committee with a quarterly written cybersecurity brief from IT leadership, including an incident reporting log, a review of emerging cybersecurity risks and developments, an assessment of the overall effectiveness of our cybersecurity programs and recommended updates to our cybersecurity risk assessment program. Management, along with our CFO, is responsible for developing the cybersecurity strategy and supervising our cybersecurity risk management program. Our IT team supports these efforts by managing day-to-day operations, including threat detection, incident response and system monitoring. Our cybersecurity incident reporting and escalation plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior Company management and our Audit Committee and/or Board of Directors, as applicable.

ITEM 2.
PROPERTIES

Janel’s executive offices are located in approximately 3,300 square feet of leased space in New York, New York. The lease term ends December 31, 2028.

As of September 30, 2025, Logistics leased 6,900 square feet of office space in Garden City, New York. This location serves as the executive offices of the Logistics segment. The lease term ends August 31, 2030.

As of September 30, 2025, Logistics leased twenty-seven additional office spaces, some of which are on a month-to-month basis, in seventeen states located in the United States. Lease terms for these locations expire at various dates through August 31, 2030.

As of September 30, 2025, Indco owned an approximately 12,600 square-foot manufacturing facility on a 1.2-acre parcel of land in New Albany, Indiana.

As of September 30, 2025, Life Sciences owned an approximately 25,000 square-foot manufacturing facility on a 40-acre parcel of land in Davis, California. The Life Sciences segment also leases two other offices in the United States and one in Australia.

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

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Janel Corporation’s Common Stock is traded on the OTCQX under the symbol “JANL.”

The following table sets forth the high and low bid prices for the common stock for each full quarterly period during the fiscal years indicated. The prices reflect the high and low bid prices as available through the OTCQX and represent prices between dealers. They do not reflect retailer markups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year 2025		Fiscal Year 2024
Fiscal Quarter	High	Low	High	Low
First Quarter, ended December 31,	$37.50	$30.50	$27.00	$20.51

Second Quarter, ended March 31,	$40.00	$27.00	$41.02	$23.01

Third Quarter, ended June 30,	$34.00	$25.47	$42.00	$24.00

Fourth Quarter, ended September 30,	$41.00	$25.47	$42.01	$30.00

On September 30, 2025, the Company had 51 holders of its shares of common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

The closing price of the common stock on September 30, 2025 was $36.01 per share.

Common Stock Dividends

We have not declared, and currently do not plan to declare in the foreseeable future, dividends on our common stock.

Series C Cumulative Preferred Stock (“Series C Stock”)

The Company had 11,368 shares of Series C Stock outstanding as of September 30, 2025 and September 30, 2024.

ITEM 6.
RESERVED

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussions below in this Item 7 should be read along with Janel’s audited financial statements and related notes thereto as of September 30, 2025 and 2024 and for each of the two years in the period ended September 30, 2025 included in this Annual Report on Form 10-K.

INTRODUCTION

Janel is a holding company with subsidiaries in three business segments: Logistics, Life Sciences and Manufacturing. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses’ efforts to make investments and to build long-term profits, allocating Janel’s capital at high risk-adjusted rates of return and attracting and retaining exceptional talent. Management at the Janel holding company level focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand into new strategic segments. Our acquisition strategy focuses on reasonably priced companies with strong and capable management teams, attractive existing business economics and stable, predictable earnings power.

Year Ended September 30, 2025 Acquisitions

On June 4, 2025, the Company completed a business combination whereby it acquired 80% of the outstanding stock of Biosensis, which we include in our Life Sciences segment. The Company and the former shareholders of Biosensis have put-call options exercisable on June 4, 2028 for the Company to acquire the remaining 20% of outstanding Biosensis stock.

On August 1, 2025, the Company acquired a customer list and other intangible assets and hired the employees of a customs broker and freight forwarder, which we include in our Logistics segment.

On September 2, 2025, the Company completed a business combination whereby it acquired a majority ownership position in Interlog, a non-asset-based freight forwarder and domestic truck broker, which we include in our Logistics segment. At closing, the Company purchased 80% of the outstanding stock of Interlog. The Company also agreed to purchase the remaining 20% of Interlog stock two years from the closing date, subject to certain closing conditions.

Year Ended September 30, 2024 Acquisitions

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, a non-asset-based freight forwarder and customs broker, which we include in our Logistics segment. At closing, the Company purchased 80% of the outstanding stock of Airschott. The Company also agreed to purchase the remaining 20% of Airschott stock three years from the closing date, subject to certain closing conditions.

On February 1, 2024, the Company completed a business combination whereby it acquired all of the outstanding stock of ViraQuest Inc., which we include in our Life Sciences segment.

Investment in Marketable Securities - Rubicon

As of each of September 30, 2024 and September 30, 2025, the Company owned 1,108,000 shares, or approximately 46.6%, of the common stock of Rubicon. Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. Refer to Note 20 – Subsequent Events for additional information regarding the investment.

Results of Operations – Janel Corporation

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8.

Refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2024, filed on December 6, 2024, for a comparison of fiscal year 2024 results of operations to the fiscal year 2023 results of operations, which specific discussion is incorporated herein by reference.

Our consolidated results of operations are as follows:

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2025	2024
Revenues	$207,443	$183,184
Forwarding expenses and cost of revenues	142,450	124,800
Gross profit	64,993	58,384
Operating expenses	58,559	54,626
Income from operations	$6,434	$3,758
Net income	$5,657	$551
Adjusted operating income (1)	$10,546	$6,720

Consolidated revenues for the year ended September 30, 2025 were $207,443, or 13.2% higher than fiscal 2024. Revenues increased primarily due to our Life Sciences and Logistics business segments. Income from operations for fiscal 2025 was $6,434 compared to income from operations of $3,758 for fiscal 2024, an increase of $2,676, as a result of increased profits from the Logistics segment. Adjusted operating income for fiscal 2025 increased to $10,546 as compared to $6,720 in the prior fiscal year due to an overall increase in profits at our Logistics segment.

The Company’s net income for the year ended September 30, 2025 totaled $5,657 or $4.69 per diluted share, compared to net income of $551 or $0.45 per diluted share for the year ended September 30, 2024. The increase in net income was largely due to higher profits from our Logistics segment and non-cash gains from marketable securities.

(1) The following table sets forth a reconciliation of income from operations to adjusted operating income:

Adjusted Operating Income
Fiscal years ended September 30,
(in thousands)

	2025	2024
Income from operations	$6,434	$3,758
Amortization of intangible assets	2,688	2,299
Stock-based compensation	490	321
Cost recognized on sale of acquired inventory	934	342
Adjusted operating income	$10,546	$6,720

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

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2025	2024
Revenues	$183,823	$159,958
Forwarding expense	134,760	117,501
Gross profit	$49,063	$42,457
Gross profit margin	26.7%	26.5%
Selling, general and administrative expenses	$38,680	$37,057
Income from operations	$10,383	$5,400

Fiscal 2025 compared with fiscal 2024

Revenues

Total revenues in fiscal 2025 were $183,823 as compared to $159,958 in fiscal 2024, an increase of 14.9% or $23,865. Revenues primarily increased due to higher freight rates, the inclusion of acquired revenue from acquisitions of $13,434 and higher demand as customers prepared for anticipated tariff increases. Compared to fiscal 2024, our volume in fiscal 2025, as measured in ocean freight by twenty-foot equivalent units, increased 20%, while air freight volume as measured by metric tons increased 8% and customs entries increased 2%. Organic revenue growth, which represents revenues growth excluding revenues from acquisitions within the preceding 12 months, increased in fiscal 2025 by 6.5%.

Gross Profit

Gross profit in fiscal 2025 was $49,063, an increase of $6,606, or 15.6%, as compared to $42,457 in fiscal 2024. Gross profit as a percentage of revenue remained relatively constant compared to fiscal 2024. The increase in gross profit in 2025 was due to increases in organic growth of $3,090 and revenue of $3,015 from fiscal 2025 acquisitions. Organic gross profit growth increased 7.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal 2025 were $38,680 as compared to $37,057 in fiscal 2024. The increase of $1,623, or 4.4%, was mainly due to the Airschott acquisition, partially offset by a reduction in various expenses, including personnel costs.

Income from Operations

Income from operations increased to $10,383 in fiscal 2025 compared to $5,400 in fiscal 2024. Income from operations increased as a result of revenue growth and the inclusion of revenue from acquisitions combined with lower personnel costs. Income from operations as a percentage of gross profit was 21.2% in fiscal 2025 compared to 12.7% in fiscal 2024, largely due to business growth, acquisitions and cost reductions.

Results of Operations - Life Sciences

The Company’s Life Sciences segment is comprised of several subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies as well as research and diagnostic reagents for, and provides custom services to, academic, non-profit and commercial customers.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2025	2024
Revenues	$14,126	$13,154
Cost of sales	2,327	2,296
Cost recognized upon sale of acquired inventory	934	342
Gross profit	$10,865	$10,516
Gross profit margin	76.9%	79.9%
Selling, general and administrative expenses	$8,402	$7,216
Income from operations	$2,463	$3,300

Fiscal 2025 compared with fiscal 2024

Revenues

Total revenues were $14,126 in fiscal 2025 compared with $13,154 in fiscal 2024. Revenues increased 7.4% or $972, of which $373 was acquired. Revenues primarily increased due to higher product demand and current year acquisitions. Organic revenue growth increased in fiscal 2025 by 4.6%.

Gross Profit

Gross profit was $10,865 and $10,516 for fiscal years 2025 and 2024, respectively, representing a year-over-year increase of $349. In the fiscal years ended September 30, 2025 and 2024, the Life Sciences segment had a gross profit margin of 76.9% and 79.9%, respectively. The decrease in gross profit margin resulted from higher cost recognized upon sale of acquired inventory, increased component costs and changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $8,402 and $7,216 for fiscal years 2025 and 2024, respectively. The year-over-year increase was due to additional expenses from acquired businesses and an earnout accrual related to an acquisition payment. As a percentage of revenue, selling, general and administrative expenses were 59.5% and 54.9% for fiscal 2025 and fiscal 2024, respectively.

Income from Operations

The Life Sciences business earned $2,463 and $3,300 in income from operations for fiscal 2025 and 2024, respectively. The decrease in operating income was primarily due to increased costs from cost recognized upon sale of acquired inventory, an earnout accrual and integration expenses related to an acquisition. As a result of these factors, income from operations as a percentage of revenue decreased from 25.1% in fiscal year 2024 to 17.4% in fiscal year 2025.

Results of Operations - Manufacturing

The Company’s Manufacturing segment manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. The customer base is comprised of small- to mid-sized businesses as well as other larger customers for which they fulfill repetitive production orders.

Financial Summary
Fiscal years ended September 30,
(in thousands)

	2025	2024
Revenues	$9,494	$10,072
Cost of sales	4,429	4,661
Gross profit	$5,065	$5,411
Gross profit margin	53.3%	53.7%
Selling, general and administrative expenses	$3,253	$3,129
Income from operations	$1,812	$2,282

Fiscal 2025 compared with fiscal 2024

Revenues

Total revenues were $9,494 in fiscal 2025 compared with $10,072 in fiscal 2024, a decrease of 5.7%. The decrease in revenues was largely reflective of a decrease in both manufacturing and plastic agitator volume in the business.

Gross Profit

Gross profit was $5,065 and $5,411 for fiscal years 2025 and 2024, respectively. The year-over-year decrease in gross profit reflected both a decrease in overall sales volume and a negative product mix variance. Gross profit margin for the Manufacturing segment during fiscal 2025 was 53.3%, as compared to 53.7%, in fiscal 2024. The decrease in gross profit margin was generally due to the decrease in sales volume and a negative product mix variance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Manufacturing segment were $3,253 and $3,129 for fiscal years 2025 and 2024, respectively, an increase of $124, or 4.0%. As a percentage of gross revenues, selling, general and administrative expenses were 34.3% and 31.1% for fiscal 2025 and fiscal 2024, respectively. This increase in selling, general and administrative expenses as a percentage of gross revenues was the result of a decrease in our leverage over overhead expenses due to lower volumes and revenues.

Income from Operations

Income from operations for fiscal 2025 was $1,812 compared to $2,282 in fiscal 2024, representing a 20.6% decrease compared to the prior fiscal year and consistent with the decrease in revenues and gross margin, combined with a slight increase in selling, general and administrative expenses.

Results of Operations – Corporate and Other

Below is a reconciliation of income from operating segments to net income available to common stockholders:

	Years Ended September 30,
	2025	2024
	(In thousands)
Total income from operating segments	$14,657	$10,982
Corporate expenses	(5,045)	(4,620)
Amortization expense	(2,688)	(2,299)
Stock-based compensation - Corporate	(490)	(305)
Total Corporate expenses	(8,223)	(7,224)
Interest expense	(2,073)	(2,318)
Other income (expense)	2,518	(346)
Net income before taxes	6,879	1,094
Income tax expense	(1,222)	(543)
Net Income	5,657	551
Preferred stock dividends	(384)	(328)
Non-controlling interest dividends	(243)	—
Net Income Available to Common Stockholders	$5,030	$223

Total Corporate Expenses

Corporate expenses, which include amortization of intangible assets, stock-based compensation and merger and acquisition expenses, increased by $999 to $8,223, or 13.8%, in fiscal 2025 as compared to $7,224 in fiscal 2024. The increase was primarily due to higher acquisition-related expenses. We incur acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company decreased by $245, or 10.6%, to $2,073 in fiscal 2025 from $2,318 in fiscal 2024. The decrease was primarily due to lower average debt outstanding.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $1,222 in fiscal 2025, as compared to an income tax expense of $543 in fiscal 2024. The increase in income tax expense was primarily due to an increase in pretax income.

Preferred Stock Dividends

Preferred stock dividends include the Company’s Series C Stock dividends accrued or paid. For the fiscal years ended September 30, 2025 and 2024, preferred stock dividends were $384 and $328, respectively. Preferred stock dividends for fiscal 2025 increased due to an increase in the dividend rate to 7% as of September 30, 2025 from 6% at September 30, 2024. The dividend rate is set to increase annually on January 1 to a maximum rate of 9%. Dividends accrued on the Company’s Series C Stock were $1,649 and $2,271 as of September 30, 2025 and 2024, respectively.

Non-Controlling Interest Dividends

Non-controlling interest dividends include the dividends accrued and paid to the non-controlling interest of Indco (the “Non-controlling interest dividends”). For the fiscal year 2025, Non-controlling interest dividends were $243.

Net Income

Net income was $5,657, or $4.69 per diluted share, for fiscal 2025 and $551, or $0.45 per diluted share, for fiscal year 2024. The increase in net income was primarily due to higher profits in our operating segments and non-cash gains from marketable securities.

Net income Available to Common Stockholders

Net income available to common stockholders was $5,030 or $4.17 per diluted share for fiscal 2025 and $223 or $0.18 per diluted share for fiscal 2024. The increase in net income available to common stockholders was due to the change in net income discussed above and partially offset by higher preferred stock dividends.

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

Janel’s cash flow performance for the 2025 fiscal year may not necessarily be indicative of future cash flow performance.

As of September 30, 2025, and compared with the prior fiscal year, the Company’s cash and cash equivalents (including restricted cash) increased by $8,958 to $12,040 from $3,082 as of September 30, 2024. During the fiscal year ended September 30, 2025, Janel’s net working capital deficiency (current assets less current liabilities) increased by $6,482, from ($25,348) at September 30, 2024 to ($31,830) at September 30, 2025.

Cash flows from operating activities

Net cash provided by operating activities for fiscal years 2025 and 2024 was $43,066 and $6,831, respectively. The increase in cash provided by operations for the year ended September 30, 2025 was driven principally by increased net income and the timing of cash collections for accounts receivables and cash payments for payables primarily in our Logistics segment for the year ended September 30, 2025.

Cash flows used in investing activities

Net cash used in investing activities, mainly for the acquisition of subsidiaries, was $15,207 for fiscal 2025 and $5,636 for fiscal 2024. Net cash used in investing activities for fiscal 2025 related to three acquisitions: one in our Life Sciences segment and two in our Logistics segment. Additionally, $1,374 of cash was used to repurchase outstanding shares of Indco from two minority shareholders. The fiscal 2024 net cash used in investing activities related to the two acquisitions in our Life Sciences segment and earnout payments to the former owners of ELFS. The Company also used $590 for the acquisition of property and equipment for the year ended September 30, 2025 compared to $1,003 for the year ended September 30, 2024.

Cash flows used in financing activities

Net cash used in financing activities was $18,901 for fiscal 2025 and $574 for fiscal 2024. Net cash used in financing activities in fiscal 2025 primarily resulted from repayments on revolving lines of credit and subordinated promissory notes, partially offset by borrowings from our term loan. Net cash used in financing activities in fiscal year 2024 primarily included repayment of our term loan and line of credit.

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

On November 1, 2024, the Company entered in an Amendment to the Santander Loan Agreement allowing for maximum borrowings on the Santander Facility of $35,000. Borrowings are limited to 90% of the Janel Group Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement. Interest accrues at an annual rate equal to the one-month SOFR plus 2.35%. The amount the Company is permitted to distribute to holders of the Company’s Series C Preferred Stock if specified conditions is $1,000.

For borrowings under the Santander Facility, the Company is subject to a minimum debt service coverage ratio covenant of 1.1.

The Santander Loan Agreement matures on September 21, 2026. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants. As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

At September 30, 2025, outstanding borrowings under the Santander Facility were $0, representing 0% of the $35,000 available thereunder (subject to certain limitations), and interest was accruing at an effective interest rate of 6.68%.

At September 30, 2024, outstanding borrowings under the Santander Facility were $19,313, representing 55.2% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.65%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both September 30, 2025 and September 30, 2024.

Working Capital Requirements

Through September 30, 2025, the Logistics segment’s cash needs were met by the Santander Facility and cash on hand. As of September 30, 2025, the Logistics segment had, subject to collateral availability, $35,000 available for future borrowings under its $35,000 Santander Facility and $10,600 in cash.

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

Life Sciences and Manufacturing

First Merchants Bank Credit Facility

On April 25, 2023, Indco and certain other Subsidiaries of the Company that are part of the Life Science and Manufacturing segment (together with Indco, the “Borrowers” and each, a “Borrower”) entered into a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants Bank (“First Merchants”).

On November 22, 2024, the First Merchants Credit Agreement was amended to provide for, among other changes, the conversion and extinguishment of the $3,700 under the existing Acquisition A loan into the Term A loan, an incremental increase to the Term A loan of $1,000, and the establishment of a new Acquisition B loan with a borrowing capacity of $7,000.

Interest accrues on the outstanding revolving loan, Term A loan and acquisition loan at an annual rate equal to one-month adjusted term SOFR plus either (i) 2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1.00) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1.00). Interest accrues on the Term B loan at an annual rate equal to the Term A loan. The Borrowers’ obligations under the First Merchants Credit Agreement are secured by all of the Borrowers’ real property and other assets, and are guaranteed by the Company, and the Company’s guarantee of the Borrowers’ obligations is secured by a pledge of the Company’s equity interests in certain of the Borrowers. The revolving line of credit expires on November 22, 2029 and the acquisition line of credit expires on November 22, 2026.

For borrowings under the First Merchants Credit Agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.25 to 1.0 and a maximum funded debt to EBITDA ratio of 2.50 to 1.0.

As of September 30, 2025, there were $2,900 of outstanding borrowings under the acquisition loan, $7,885 of outstanding borrowings under the Term A loan, $559 of outstanding borrowings under the Term B loan and $1,000 of outstanding borrowings on the revolving loan, with interest accruing on all four loans at an effective interest rate of 6.89%.

As of September 30, 2024, there were $3,700 of outstanding borrowings under the acquisition loan, $4,028 of outstanding borrowings under the Term A loan and $585 of outstanding borrowings under the Term B loan, with interest accruing on the acquisition loan, Term A loan and revolving loan at an effective interest rate of 7.82% each, and Term B loan at an effective interest rate of 4.19%.

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at September 30, 2025 and September 30, 2024.

The table below sets forth the total long-term debt, net of capitalized loan fees of $368 and $309 for the First Merchants Credit Agreement as of September 30, 2025 and September 30, 2024, respectively (in thousands):

	September 30,
	2025	2024
Total Debt	$8,077	$4,304
Less Current Portion	(911)	(1,276)
Long-term Portion	$7,166	$3,028

These obligations mature as follows (in thousands):

Fiscal Year 2026	$911
Fiscal Year 2027	911
Fiscal Year 2028	911
Fiscal Year 2029	911
Fiscal Year 2030	4,433
$8,077

Working Capital Requirements

Life Sciences and Manufacturing’s cash needs are currently met by the Term A loan, Term B loan, revolving loan and acquisition loan under the First Merchants Credit Facilities and cash on hand. As of September 30, 2025, Life Sciences and Manufacturing had $2,000 available under its $3,000 revolving loan and had $4,100 available under its $7,000 acquisition loan subject to collateral availability and $290 and $647 in cash, respectively. The Company believes that the current financial resources will be sufficient to finance the Life Sciences and Manufacturing segment's operations and obligations (current and long-term liabilities) for the long- and short- term. However, actual working capital needs will depend upon numerous factors, including operating results; the cost associated with growing the Life Sciences and Manufacturing segments, either organically or through acquisitions; competition; and availability under the revolving credit facility, none of which can be predicted with certainty. If cash flow and available credit are not sufficient to fund working capital, Life Sciences and Manufacturing’s operations will be materially negatively impacted.

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

The Company cannot accurately forecast many of these factors, nor can it accurately estimate the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

The Company’s subsidiaries are implementing business strategies to grow revenues and profitability for fiscal 2026 and beyond. Our Logistics strategy calls for additional branch offices, introduction of new revenue streams for existing locations, sales force expansion, additional acquisitions and a continued focus on implementing lean methodologies to contain operating expenses. Our Life Sciences and Manufacturing segments expect to introduce new product lines and wider distribution and promotion of their products with internet sales efforts.

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

As part of our acquisitions of businesses, we acquired certain identifiable intangible assets, which are valued as of the acquisition date using a discounted cash flow (“DCF”) model. Key assumptions in the DCF model include (i) future revenues, (ii) earnings before interest, taxes depreciation and amortization (“EBITDA”) and (iii) the weighted average cost of capital discount rate. Estimated future revenues include assumptions about our ability to renew contracts in a competitive bidding process. A decrease in revenues or gross and EBITDA margins may adversely affect the value of identifiable intangible assets. The discount rate focuses on rates of return for equity and debt and is calculated using public information from selected guideline companies. The magnitude of the discount rate reflects the perceived risk of an investment. A change in the estimated risk of the acquired company cash flows would change the discount rate, which in turn could significantly affect the valuation of acquired identifiable intangible assets.

The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is evaluated for impairment annually or more frequently if an event occurs or circumstances change, such as material deterioration in performance that would indicate an impairment may exist. When evaluating goodwill for impairment, we may first perform a qualitative assessment (“step zero” of the impairment test) to determine whether it is more likely than not that a reporting unit is impaired. If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, then we perform a quantitative assessment (“step one” of the impairment test) and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of our acquisitions.

No indicators of impairment were identified from the date of our annual impairment test through September 30, 2025.

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

The estimated fair value of each intangible and long-lived assets is compared to its carrying amount to determine if impairment exists. If the carrying amount of intangibles and long-lived assets exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the intangibles and long-lived assets. No indicators of impairment of our intangibles and long-lived assets were identified from the date of our annual impairment test through September 30, 2025.

RECENT ACCOUNTING STANDARDS

The recent accounting standards are discussed in Note 1 to the consolidated financial statements contained in this report.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular adjusted operating income, which is not based on or included in U.S. GAAP (we refer to these as “non-GAAP financial measures”).

Organic Revenue and Organic Revenue Growth

Our non-GAAP financial measure of organic revenue represents revenues excluding revenues from acquisitions within the preceding 12 months. Organic revenue growth represents revenues growth excluding revenues from acquisitions within the preceding 12 months. The organic revenue growth presentation provides a useful period-to-period comparison of revenues as it excludes revenues from acquisitions that would not be included in the comparable prior period.

Organic Gross Profit and Organic Gross Profit Growth

Our non-GAAP financial measure of organic gross profit represents gross profit excluding gross profit from acquisitions within the preceding 12 months. Organic gross profit growth represents gross profit growth excluding gross profit from acquisitions within the preceding 12 months. The organic gross profit growth presentation provides a useful period-to-period comparison of gross profit as it excludes gross profit from acquisitions that would not be included in the comparable prior period.

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

We believe that organic growth and adjusted operating income provide useful information in understanding and evaluating our operating results. However, organic growth and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenues, operating income or any other operating performance measures calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on a subjective determination by management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

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

None.

ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Janel maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025, the end of the period covered by this Annual Report on Form 10-K. Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Biosensis and Interlog from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. Biosensis, which the Company acquired on June 4, 2025, constituted approximately 4 percent of the Company's total assets and -3 percent of income before income taxes of the Company as of and for the quarter ended June 30, 2025. Interlog, which the Company acquired on September 2, 2025, constituted approximately 11 percent of the Company's total assets and 1 percent of income before income taxes of the Company as of and for the quarter ended September 30, 2025.

As referenced above, the Company acquired Biosensis on June 4, 2025 and Interlog on September 2, 2025. The Company is in the process of reviewing the internal control structures of Biosensis and Interlog, and, if necessary, will make appropriate changes as it integrates Biosensis and Interlog into the Company’s overall internal control over financial reporting process.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have performed an evaluation of the effectiveness of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Commission. Based on this assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

None.

ITEM 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The current executive officers and directors of the Company are as follows:

Name	Age	Position
Darren C. Seirer	51	Board Chairman, President and Chief Executive Officer
John Eidinger	45	Board Vice Chairman
Gerard van Kesteren	76	Director, Chair of Audit Committee, Senior Advisor to Logistics
Karen M. Ryan	61	Director, Chair of Compensation Committee, Senior Advisor to Life Sciences
Gregory J. Melsen	73	Director, Chair of Nominating and Corporate Governance Committee
John J. Gonzalez, II	75	Director, Senior Advisor for Mergers and Acquisitions
Gregory B. Graves	65	Director
Nathan C. Shandy	38	Chief Financial Officer, Treasurer and Secretary

Darren C. Seirer has served as Board Chairman, President and Chief Executive Officer of the Company since January 1, 2023. Mr. Seirer has been a private investor since 2019 and he has served as an advisor to the Company since 2021. Mr. Seirer was previously at an investment firm from 1993 to 2019. Mr. Seirer previously served as a director of Rubicon from 2022 to 2025. Mr. Seirer is well-qualified to serve as a member of the Company's Board of Directors based on his extensive experience in financial services and mergers and acquisitions.

John Eidinger has served as Vice Chairman of the Board since January 1, 2023. Since 2019, Mr. Eidinger has advised and assisted the Company in business development. Previously, Mr. Eidinger was a private investor. From 2011 until 2017, Mr. Eidinger was an associate portfolio manager at an investment firm. Mr. Eidinger previously served as a director of Rubicon from 2022 to 2023. Mr. Eidinger is well-qualified to serve as a member of the Company's Board of Directors based on his extensive experience in financial services and mergers and acquisitions.

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

Gregory B. Graves has served as a Director of Janel since May 31, 2023. Mr. Graves served as Executive Vice President and Chief Financial Officer and Treasurer of Entegris, Inc. (“Entegris”), a company focused on specialty chemicals and advanced materials solutions, from March 2007 to May 15, 2023. Prior to March 2007, he served as Senior Vice President, Strategic Planning & Business Development of Entegris. Prior to joining Entegris in September 2002, Mr. Graves held positions in investment banking, corporate development and public accounting, including at U.S. Bancorp Piper Jaffray, Dain Rauscher, The Pillsbury Company and Deloitte. In August 2018, Mr. Graves joined the Board of Directors of Laird Superfood, Inc. (a plant-based food company) and has served as a director of Axcelis Technologies since February 2024. Mr. Graves was a member of the Board of Directors of Plug Power Inc. (an energy solutions provider) from May 2017 to June 2019. Mr. Graves also served as a director of SkyWater Technology, Inc. (a semiconductor manufacturer) from March 2022 to May 2025. Mr. Graves is well-qualified to serve as a member of the Company’s Board of Directors based on his extensive experience in accounting and finance.

Nathan C. Shandy has served as Chief Financial Officer, Treasurer and Secretary of the Company since August 2025. Mr. Shandy previously served the Company as the Chief Financial Officer of its Life Sciences segment since August 2023. Prior to joining the Company, Mr. Shandy served as the Chief Operating Officer of Summit Almonds, a privately held tree nut exporter, from 2021 to 2023. From 2017 to 2021, Mr. Shandy was employed by Superior Farms, a privately held meat processor, most recently as its Senior Vice President of Finance. Prior to that, Mr. Shandy spent five years with PricewaterhouseCoopers, LLP, most recently as an Assurance Manager. Mr. Shandy is a Certified Public Accountant.

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

Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s common stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended September 30, 2025.

Board of Directors

During the fiscal year ended September 30, 2025, the Board of Directors met eleven times. No incumbent director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors of the Company and the total number of meetings held by all Board committees in which that director served.

Committees.

The Company’s Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Company’s Board of Directors and is available on its website located at www.janelcorp.com.

Audit Committee.

The Company’s audit committee (“Audit Committee”) oversees its corporate accounting and financial reporting process. The Audit Committee for fiscal year 2025 consisted of Mr. van Kesteren as the chair, Mr. Gonzalez, Mr. Melsen, Mr. Graves and Ms. Ryan. The Audit Committee met four times during fiscal 2025. The Audit Committee has the following responsibilities, among others, as set forth in the Audit Committee charter:

●
reviewing and assessing the effectiveness of external auditors, their independence from Janel and any additional assignments they may be given, as well as reviewing their appointment, termination and remuneration;
●
reviewing and assessing the scope and plan of the audit, the examination process, audit results and reports, as well as whether auditor recommendations have been implemented by management;
●
recommending the approval of the annual internal audit report, including the responses of management thereto;
●
assessing management’s established risk assessment and any proposed measures to reduce risk;

●
assessing the Company’s efforts and policies of compliance with relevant laws and regulations;
●
reviewing, in tandem with external auditors, as well as the Chief Executive Officer and the Chief Financial Officer, whether accounting principles and the financial control mechanisms of Janel and its subsidiaries are appropriate in view of Janel’s size and complexity; and
●
reviewing annual and interim statutory and consolidated financial statements intended for publication and recommending such financial statements to the Board of Directors.

The Board of Directors of the Company has determined that Messrs. Gonzalez, Graves, Melsen and van Kesteren and Ms. Ryan meet the definition of independent directors under the Company’s criteria. The Board of Directors of the Company has also determined that Mr. Graves and Mr. Melsen meet the Company’s independence criteria for audit committee membership, which are based on the Nasdaq rules regarding audit committee independence. The Board of Directors of the Company has determined that Mr. Gonzalez does not meet the Company’s independence criteria for audit committee membership, as he received an annual $109,000 consulting fee during fiscal year 2025 for services rendered to the Company’s Logistics segment. The Board of Directors of the Company has also determined that Ms. Ryan does not meet the Company’s independence criteria for audit committee membership, as she received $50,000 of consulting fees during fiscal year 2025 for services rendered to the Company’s Life Sciences segment. The Board of Directors of the Company has also determined that Mr. van Kesteren does not meet the Company’s independence criteria for audit committee membership, as he received an annual $50,000 consulting fee during fiscal year 2025 for services rendered to the Company’s Logistics segment. The Company’s Board of Directors has determined each of Messrs. Graves, Melsen and van Kesteren to be an audit committee financial expert based on their respective experiences.

Compensation Committee

The Company’s compensation committee (the “Compensation Committee”) formulates, reviews and recommends compensation policies that are consistent with Janel’s established compensation philosophy and that will enable it to attract and retain high-quality leadership.

The Compensation Committee met four times during fiscal 2025. The Compensation Committee has the following responsibilities, among others, as set forth in the Compensation Committee’s charter:

●
reviewing and approving the Company’s general compensation philosophy and objectives;
●
reviewing and approving the corporate goals and individual objectives relevant to the compensation of the Company’s Chief Executive Officer and evaluating the performance of the Chief Executive Officer considering these objectives;
●
approving base salary amounts, incentive and bonus compensation amounts and individual stock and/or option grants and awards for the Chief Executive Officer and, based on the recommendation of the Chief Executive Officer, incentive and bonus compensation amounts for all corporate officers at or above the Vice President level;
●
reviewing all forms of compensation for the Company’s senior management, including the form and amount of current salary, deferred salary, cash and non-cash benefits, and all compensation plans;
●
reviewing any significant Company severance or similar termination payments;
●
amending or modifying, where appropriate, the provisions of any compensation or benefit plan that does not require stockholder approval;
●
making delegations of authority and responsibilities as the Compensation Committee deems proper, and periodically reviewing such delegations;
●
preparing and approving reports to stockholders on compensation matters which are required by the Securities and Exchange Commission and other government bodies;
●
establishing levels of director compensation to include marketplace reviews of retainers, meeting fees, stock plans and other similar components of compensation; and
●
annually reviewing succession plans for key positions within the Company.

The Company’s Compensation Committee for fiscal year 2025 consisted of Ms. Ryan as the chair and Messrs. Gonzalez, Graves, Melsen and van Kesteren.  The Company’s Board of Directors has determined that Ms. Ryan and Messrs. Gonzalez, Graves, Melsen and van Kesteren are independent members of the Compensation Committee.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) is responsible for developing and implementing policies and procedures that are intended to assure that Janel’s Board of Directors and the boards of directors (or equivalent) of its subsidiaries will be appropriately constituted and organized to meet its fiduciary obligations to the Company and its stockholders on an ongoing basis. The Nominating and Corporate Governance Committee met four times during fiscal 2025. Among other matters, the Nominating and Corporate Governance Committee is responsible for the following, as set forth in the Nominating and Corporate Governance Committee’s charter:

●
making recommendations to Janel’s Board of Directors regarding matters and practices concerning the Board, its committees and individual directors, as well as matters and practices of the Boards, committees and individual directors of each of Janel’s subsidiaries;
●
periodically evaluating the size, composition and governance structure of Janel’s Board of Directors and its committees and the Boards and committees of Janel’s subsidiaries and determining the future requirements of each such body;
●
periodically making recommendations concerning the qualifications, criteria, compensation and retirement age of members of Janel’s Board of Directors and the Boards of its subsidiaries, which recommendations, upon approval by Janel’s Board of Directors, shall be incorporated in Janel’s Corporate Governance Guidelines;
●
recommending nominees for election to Janel’s Board of Directors and the Boards of its subsidiaries and establishing and administering a Board evaluation process;
●
reviewing timely nominations by stockholders for the election of individuals to Janel’s Board of Directors and ensure that such stockholders are advised of any action taken by the Board of Directors with respect thereto.

The Company’s Nominating and Corporate Governance Committee for the fiscal year 2025 consisted of the Company’s full Board of Directors. Mr. Melsen serves as the chair of the Nominating and Corporate Governance Committee.

Independence of Directors

The Company is not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, is not at this time required to have a Board of Directors comprised of a majority of independent directors. Pursuant to Item 407(a) of Regulation S-K, however, Janel must disclose each director that is independent under the independence standards of either the New York Stock Exchange or Nasdaq, as selected by Janel. The Company has elected to use the independence standards prescribed under Nasdaq Rule 5605(a)(2), which defines an “independent director” as a person who does not have any relationship with the Company which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based on the applicable criteria, the Company’s Board of Directors has determined that Messrs. Gonzalez, Graves, Melsen, and van Kesteren and Ms. Ryan are independent directors, and Messrs. Seirer and Eidinger are not independent by virtue of the fact that they are Executive Officers of the Company.

Director Compensation

The following table summarizes the compensation paid to the Company’s non-executive directors for their services during the Company’s fiscal year ended September 30, 2025 (actual dollar amounts):

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	All Other Compensation		Total
John J. Gonzalez, II	$40,000	$49,656	$109,000	(3)	$198,656
Gerard van Kesteren	$50,000	$49,656	$50,000	(3)	$149,656
Karen M. Ryan	$50,000	$49,656	$50,000	(3)	$149,656
Gregory J. Melsen	$50,000	$49,656	$—		$99,656
Gregory B. Graves	$40,000	$49,656	$—		$89,656

(1)
Compensation is paid on a monthly basis.
(2)
The aggregate number of options outstanding as of September 30, 2025 for each director is as follows: Gerard van Kesteren – 12,499; John J. Gonzalez, II – 12,499; Gregory J. Melsen – 19,375; Karen M. Ryan – 10,000; and Gregory B. Graves – 5,000.
(3)
Represents compensation paid in connection with a consulting agreement.

For fiscal year 2025, non-employee directors received a retainer at an annual rate of $40,000, payable on a monthly basis, and 2,500 options, pursuant to the Amended and Restated Janel Corporation 2017 Equity Incentive Plan. Directors who also serve as executive officers of the Company do not receive additional compensation for their Board service.

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

Corporate Governance Guidelines

The Company’s Board of Directors has adopted corporate governance guidelines that serve as a flexible framework within which its Board of Directors and its committees operate. These guidelines cover a number of areas, including the size and composition of the Board of Directors, director selection criteria and qualifications, the agenda for Board meetings, Board member access to management and independent advisors, director orientation and continuing education and annual Board and committee self-evaluations. A copy of the corporate governance guidelines is available on the Company’s website at www.janelcorp.com.

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

Summary Compensation Table

The following table sets forth information regarding the total compensation awarded to, paid to the named executive officers as compensation for their services in all capacities during the fiscal years ended September 30, 2025 and 2024 (actual dollar amounts):

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	All Other Comp. ($)		Total ($)
Darren C. Seirer, Chief Executive Officer and President	2025	100,000	—	1,252	(1)	101,252
	2024	100,000	—	1,252		101,252
John Eidinger, Vice Chairman	2025	200,000	—	—		200,000
	2024	144,000	—	—		144,000
Joseph R. Ferrara, Former Principal Financial Officer, Treasurer and Secretary(2)	2025	250,000	115,000	10,962		375,962
	2024	155,754	25,000	3,254		184,008
Nathan C. Shandy, Chief Financial Officer, Treasurer and Secretary (3)	2025	245,409	25,944	7,683		279,036

(1)
Amounts reported under the “All Other Compensation” column for the fiscal year ended September 30, 2025 include $1,252 of 401(k) contributions paid on behalf of Mr. Seirer for the fiscal year ended 2025.

(2)
Mr. Ferrara served as Principal Financial Officer, Treasurer and Secretary until August 2, 2025. Amounts reported under the “Bonus” column for fiscal year ended September 30, 2025 include a discretionary bonus of $115,000 related to fiscal year 2025 performance. Amounts reported under the “All Other Compensation” column for fiscal year ended September 30, 2025 includes $10,962 of 401(k) contributions paid on behalf of Mr. Ferrara for the fiscal year ended 2025.

(3)
Mr. Shandy was appointed as Chief Financial Officer, Treasurer and Secretary effective on August 2, 2025. Amounts reported under the “Bonus” column for fiscal year ended September 30, 2025 include a discretionary bonus of $25,944 related to fiscal year 2025 performance. Amounts reported under the “All Other Compensation” column for the fiscal year ended September 30, 2025 includes $7,683 of 401(k) contributions paid on behalf of Mr. Shandy for the fiscal year ended 2025.

Long-Term Incentive Plan Awards

While the Company has adopted the Amended and Restated 2017 Equity Incentive Plan pursuant to which certain stock awards may be granted to the Company’s directors, officers, employees and consultants, our current intent is to utilize this plan only to make annual equity awards to the Company’s non-employee directors.

Savings and Stock Option Plans

401(k) and Profit-Sharing Plan
(actual dollar amounts)

The Company maintains a qualified retirement plan, commonly referred to as a 401(k) plan, covering substantially all full-time employees under each segment.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the fiscal years ended September 30, 2025 and 2024 were $621,298 and $548,500, respectively.

The administrative expense charged to operations for the fiscal years ended September 30, 2025 and 2024 aggregated $59,913 and $75,800, respectively.

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

Outstanding Equity Awards at September 30, 2025

None of our named executive officers had any outstanding stock awards at September 30, 2025. Janel does not expect to use Janel stock as compensation for its executives or employees.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

As noted above, we do not grant equity awards to our named executive officers or other employees of the Company and therefore do not have a policy regarding the timing of grants of option awards in relation to the disclosure of material non-public information by the Company. If, in the future, we anticipate granting stock options, SARs or similar option-like instruments to our named executive officers or other employees of the Company, we expect to establish a policy and/or practice regarding how the Board of Directors determines when to grant such awards and how the Board or Compensation Committee will take material non-public information into account when determining the timing and terms of such awards. We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of Common Stock outstanding as of December 5, 2025. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of shares of common stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons or entities known to the Company to be the beneficial owners of 5% or more of the outstanding shares of the Company’s common stock as of December 5, 2025.

Name and address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Oaxaca Group L.L.C. (2)	485,302	40.9%
John Eidinger	186,704	15.7%
John J. Gonzalez, II (3)	103,569	8.6%
van Kesteren Foundation (4)	85,000	7.2%
Brendan Killackey	61,300	5.2%

(1)
The address of each person and entity included in this table is 80 Eighth Avenue, New York, NY 10011.
(2)
Reflects 439,993 shares held by Oaxaca Group L.L.C. and 45,309 shares beneficially owned by Dominique Schulte as custodian for shares owned by Ms. Schulte’s minor children. On December 2, 2025, Darren Seirer, Ms. Schulte’s spouse, was admitted as a member of Oaxaca Group L.L.C. Dominique Schulte and Darren Seirer, Ms. Schulte’s spouse, are the sole members of Oaxaca Group L.L.C. and share beneficial ownership of the shares held by Oaxaca Group L.L.C.
(3)
Includes 7,500 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of December 5, 2025.
(4)
Mr. van Kesteren, a director of the Company, and his wife are members of the Board of Directors of the van Kesteren Foundation. Mr. van Kesteren disclaims beneficial ownership of the shares of the Company’s common stock held by the van Kesteren Foundation.

Directors and Executive Officers

The following table sets forth information with respect to the beneficial ownership of the shares of common stock as of December 5, 2025 by each “named executive officer”, each current director and each nominee for election as a director and all directors and executive officers of the Company as a group. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Darren C. Seirer(3)	439,993	37.1%
John Eidinger	186,704	15.7%
John J. Gonzalez, II (1)	103,569	8.6%
Gerard van Kesteren (1)	45,499	3.8%
Gregory J. Melsen (1)	19,375	1.6%
Karen M. Ryan (1)	14,444	1.2%
Gregory B. Graves (2)	10,507	1.0%
Nathan Shandy	100	*
All directors and executive officers as a group (8 persons)	820,191	69.0%

(1)
Includes 7,500 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of December 5, 2025.
(2)
Includes 5,000 shares of common stock issuable upon the exercise of stock options that may be exercised within 60 days of December 5, 2025.
(3)
Reflects 439,993 shares held by Oaxaca Group L.L.C. On December 2, 2025, Darren Seirer, Ms. Schulte’s spouse, was admitted as a member of Oaxaca Group L.L.C. Darren Seirer, and Dominique Schulte, Mr. Seirer’s spouse, are the sole members of Oaxaca Group L.L.C. and share beneficial ownership of the shares held by Oaxaca Group L.L.C.

Equity Compensation Plan Information

The following table provides information, as of September 30, 2025, with respect to all compensation arrangements maintained by the Company under which shares of common stock may be issued:

	Column A	Column B	Column C
Plan Category: Equity Compensation plans not approved by security holders:	Number of securities to be issued, upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2013 Non-Qualified Stock Option Plan (1)	3,121	$8.01	39,201
Amended and Restated 2017 Equity Incentive Plan (2)	59,372	$29.42	44,754
Total	62,493	$25.31	83,955

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

ITEM 13.
CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions
(actual dollar amounts)

We are not aware of any other transactions since October 1, 2024 or any proposed transactions in which the Company was a party where the amount involved exceeded the lesser of 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and $120,000, and in which a director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
(actual dollar amounts)

The following reflects the fees of Prager Metis CPAs, LLC, the Company’s sole independent public accountant, for the audit of our financial statements for the fiscal years ended September 30, 2025 and 2024, and fees billed for other services provided by Prager Metis during those periods.

	Year End September 30,
Fee Category	2025	2024
Audit Fees	$378,740	$350,000
Audit-Related Fees	41,000	16,582
Tax Fees	—	—
Total Fees	$419,740	$366,582

Audit Fees

Audit fees include fees paid and accrued for professional services rendered by Prager Metis CPA's for 2025 and 2024, fees for the audits of our financial statements included in our Annual Report on Form 10-K for 2025 and 2024, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees include fees paid and accrued for transaction related audit services and agreed upon procedures.

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

(b)
Exhibits

Exhibit No.	Description
* 2.1	Stock Purchase and Sale Agreement, dated July 1, 2022, between Janel Corporation and Rubicon Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 5, 2022)
* 2.2	Contribution Agreement, dated as of August 20, 2025, between Janel Corporation and Rubicon Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 22, 2025)
3.1	Articles of Incorporation of Wine Systems Design, Inc. (predecessor name) (incorporated by reference to Exhibit 3A to Wine Systems Design, Inc. (predecessor name) Registration Statement on Form SB-2 filed May 10, 2001)
3.2	Amended and Restated By-Laws of Janel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)
3.3	Certificate of Designations of Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2014)
3.4	Certificate of Change filed Pursuant to NRS 78.209 for Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2015)
3.5	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 21, 2015)
3.6	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2016)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
3.8	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed October 17, 2017)
3.9	Amendment to Certificate of Designation After Issuance of Class or Series pursuant to NRS 78.1955 for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2021)
3.10	Certificate, Amendment or Withdrawal of Designation pursuant to NRS 78.1955 with respect to Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 5, 2022)
4.1	Description of Registrant’s Securities (filed herewith)
† 10.1	Janel World Trade, Ltd. 2013 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013)
10.2	Credit Agreement, effective as of February 29, 2016, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 25, 2016)
10.3	Security Agreement, effective as of February 29, 2016, made by Indco and the Company, Inc. for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed March 25, 2016)
10.4	Continuing Guaranty Agreement, effective as of February 29, 2016, made by Janel Corporation for the benefit of First Merchants Bank (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed March 25, 2016)

† 10.5	Restricted Stock Award Agreement between Janel Corporation and Gerard van Kesteren dated May 12, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2017)
10.6	Business Loan Agreement, dated June 14, 2018, by and between AB Merger Sub, Inc. and First Northern Bank of Dixon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 27, 2018)
10.7	Promissory Note, dated June 14, 2018, made by AB Merger Sub, Inc. payable to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 27, 2018)
10.8	Deed of Trust, dated June 14, 2018, by Antibodies Incorporated, as Trustor (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 27, 2018)
10.9	Commercial Guaranty, dated June 14, 2018, from Janel Corporation (as Guarantor) to First Northern Bank of Dixon (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 27, 2018)
10.10	Amendment No. 1 to Credit Agreement, effective as of August 30, 2019, by and between Indco, Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 6, 2019)
10.11	Term Loan Promissory Note, effective as of August 30, 2019, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2019)
10.12	Revolving Loan Promissory Note, effective as of August 30, 2019, made by Indco, Inc. payable to First Merchants Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2019)
10.13	Pledge Agreement, effective as of August 30, 2019, by Janel Corporation to First Merchants Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 6, 2019)
† 10.14	Consulting Agreement, dated February 26, 2017, between Janel Corporation and John J. Gonzalez, II (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended September 30, 2018, filed on July 26, 2019)
† 10.15	Consulting Agreement, dated September 28, 2016, between Janel Corporation and Gerard van Kesteren (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended September 30, 2018, filed on July 26, 2019)
10.16	Amendment No. 2 to Credit Agreement effective as of July 1, 2020, by and between Indco Inc. and First Merchants Bank (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020)
10.17	Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, a Texas limited liability company, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as loan party obligors dated September 21, 2021 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021)
10.18	First Amendment to Amended and Restated Loan and Security Agreement between (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.19	Consent, Waiver and Second Amendment to Amended and Restated Loan Agreement, dated as of July 13, 2022, by and among Santander Bank, N.A., Janel Group, Inc., Expedited Logistics and Freight Services, LLC, ELFS Brokerage LLC, Janel Corporation and Expedited Logistics and Freight Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 13, 2022)
10.20	Form letter purchase agreement, dated March 31, 2022, between the Company and holders of Series C Stock (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.21	Amended and Restated 2017 Janel Corporation Equity Incentive Plan dated September 21, 2021 (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021)
10.22	Subscription Agreement for sale of Series C Preferred Stock dated as of September 30, 2021 between Janel Corporation and Oaxaca Group LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 5, 2021)
10.23	Amendment No. 3 to Credit Agreement effective as of August 1, 2022 entered into by and among Indco, Inc., and First Merchants Bank (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022)
10.24	Third Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, a Texas limited liability company, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, an Oklahoma limited liability company, as loan party obligors dated January 30, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022)

10.25	Amended and Restated Credit Agreement, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, Stephen Hall PhD LTD, ImmunoBioScience Corp., (collectively as borrowers), and each individually, a “Borrower”), and First Merchants Bank dated April 25, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
10.26	First Amendment to Amended and Restated Credit Agreement, by and among Indco, Inc. a Tennessee corporation, Antibodies Incorporated, a California corporation, Aves Labs, Inc., an Oregon corporation, PhosphoSolutions LLC, a Nevada limited liability company, Immunochemistry Technologies LLC, a Minnesota limited liability company, ECM Biosciences, LLC, a Kentucky limited liability company, Stephen Hall, PHD LTD, an Indiana corporation, ImmunoBioScience Corp., a Washington corporation (collectively as borrowers) and Janel Corporation, a Nevada corporation, as guarantor, and First Merchants Bank, as bank, dated January 10, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
10.27	Fourth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors dated April 25, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
10.28	Fifth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors dated August 22, 2023 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023).
10.29	Sixth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, and ELFS Brokerage, LLC (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors dated December 21, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023).
10.30	Consent, Joinder and Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of June 5, 2024, by and among Santander Bank, N.A., as lender, Janel Group, Inc., Expedited Logistics and Freight Services, LLC, ELFS Brokerage LLC, Janel Corporation, Expedited Logistics and Freight Services, LLC and Airschott, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter June 30, 2024)
10.31	Membership Interest Purchase Agreement dated September 21, 2021, by and among Janel Group, Expedited Logistics and Freight Services, LLC and former shareholders of Expedited Logistics and Freight Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021)
10.32	Amendment, dated December 1, 2023, to Membership Interest Purchase Agreement dated September 21, 2021, by and among Janel Group, Expedited Logistics and Freight Services, LLC and former shareholders of Expedited Logistics and Freight Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023)
† 10.34	Consulting Agreement, dated July 3, 2024, between Janel Corporation and Karen Ryan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024)
10.35	Eighth Amendment to Amended and Restated Loan and Security Agreement, by and among Santander Bank, N.A., as lender, and Janel Group, Inc., Expedited Logistics and Freight Services, LLC, ELFS Brokerage, LLC, and Airschott, Inc. (collectively as borrowers) and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors dated November 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024).
10.36	Second Amendment to Amended and Restated Acquisition Note, dated November 22, 2024, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, ImmunoBioScience Corp, and ViraQuest, Inc., as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (incorporated by reference to Exhibit 10.2a of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024).
10.37	Second Amendment to Amended and Restated Revolving Note dated November 22, 2024, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, ImmunoBioScience Corp, and ViraQuest, Inc., as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (incorporated by reference to Exhibit 10.2b of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024).
10.38	Second Amendment to Amended and Restated Term A Note dated November 22, 2024, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, ImmunoBioScience Corp, and ViraQuest, Inc., as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (incorporated by reference to Exhibit 10.2c of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024).

10.39	Second Amendment to Amended and Restated Term B Note dated November 22, 2024, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ECM Biosciences, LLC, ImmunoBioScience Corp, and ViraQuest, Inc., as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (incorporated by reference to Exhibit 10.2d of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024)
10.40	Third Amendment to Amended and Restated Term A Note dated July 1, 2025, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ImmunoBioScience Corp, Biosensis, LLC and Janel Corporation, as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (filed herewith).
10.41
Third Amendment to Amended and Restated Term B Note dated July 1, 2025, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ImmunoBioScience Corp, Biosensis, LLC and Janel Corporation, as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (filed herewith).

10.42
Third Amendment to Amended and Restated Revolving Note dated July 1, 2025, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ImmunoBioScience Corp, Biosensis, LLC and Janel Corporation, as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (filed herewith).

10.43
Second Amendment to Acquisition Note dated July 1, 2025, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ImmunoBioScience Corp, Biosensis, LLC and Janel Corporation, as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (filed herewith).

10.44
Third Amendment to Amended and Restated Credit Agreement and Joinder dated July 1, 2025, by and among Indco, Inc., Antibodies Incorporated, Aves Labs, Inc., PhosphoSolutions LLC, Immunochemistry Technologies LLC, ImmunoBioScience Corp, Biosensis, LLC and Janel Corporation, as borrowers, hereby jointly and severally promise to pay to the order of First Merchants as Lender (filed herewith).

10.45	Ninth Amendment to Amended and Restated Loan and Security Agreement dated September 3, 2025, by and among Santander Bank, N.A., as lender, and Janel Group, LLC, Expedited Logistics and Freight Services, LLC, ELFS Brokerage, LLC, and Airschott, Inc. (collectively as borrowers), Interlog USA Inc. and Commerce Express, Inc. (collectively as new borrowers), and Janel Corporation and Expedited Logistics and Freight Services, LLC, as loan party obligors
19.1	Insider Trading Policy, effective May 2, 2024
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Prager Metis CPAs, LLC (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Principal Financial Officer (furnished herewith)
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2025 and September 30, 2024, (ii) Consolidated Statements of Operations for the years ended September 30, 2025 and 2024, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2025 and 2024, and (v) Notes to Consolidated Financial Statements (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith)

†
Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

*
Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

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

JANEL CORPORATION (Registrant)

Date: December 5, 2025	By:	/s/ Darren C. Seirer
Darren C. Seirer

Director, Board Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: December 5, 2025	By:	/s/ Nathan C. Shandy
Nathan C. Shandy

Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darren C. Seirer	Director, Board Chairman, President and Chief Executive Officer	December 5, 2025
Darren C. Seirer

/s/ John Eidinger	Director, Board Vice Chairman	December 5, 2025
John Eidinger

/s/ Nathan C. Shandy	Chief Financial Officer, Treasurer and Secretary	December 5, 2025
Nathan C. Shandy

/s/ John J. Gonzalez, II	Director	December 5, 2025
John J. Gonzalez, II

/s/ Gregory J. Melsen	Director	December 5, 2025
Gregory J. Melsen

/s/ Karen M. Ryan	Director	December 5, 2025
Karen M. Ryan

/s/ Gerard van Kesteren	Director	December 5, 2025
Gerard van Kesteren

/s/ Gregory B. Graves	Director	December 5, 2025
Gregory B. Graves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of
Directors of Janel Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Janel Corporation and Subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2025 and 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations, changes in stockholders’ equity and its cash flows for the years ended September 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to an account or disclosure that is material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Basking Ridge, New Jersey
December 5, 2025

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2025	2024
ASSETS
Current Assets:
Cash	$10,962	$2,888
Restricted cash	1,078	—
Accounts receivable, net of allowance for doubtful accounts	66,489	33,815
Inventory, net	4,207	4,478
Prepaid expenses and other current assets	6,095	4,829
Total current assets	88,831	46,010
Property and Equipment, net	5,971	5,492
Other Assets:
Intangible assets, net	30,998	25,117
Goodwill	31,592	23,030
Restricted cash	—	194
Restricted investment	250	56
Investment in marketable securities at fair value	4,664	1,518
Operating lease right of use asset	7,760	8,621
Security deposits and other long-term assets	687	572
Total other assets	75,951	59,108
Total assets	$170,753	$110,610
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$3,801	$23,013
Accounts payable - trade	98,244	32,000
Accrued expenses and other current liabilities	10,176	7,489
Dividends payable	1,649	2,271
Current portion of earnout	2,592	1,262
Current portion of long-term debt	911	1,276
Current portion of subordinated promissory note-related party	1,174	1,628
Current portion of operating lease liabilities	2,114	2,419
Total current liabilities	120,661	71,358
Other Liabilities:
Long-term debt	7,166	3,028
Long-term portion of earnout	1,150	2,119
Subordinated promissory notes-related party	1,766	3,445
Mandatorily redeemable non-controlling interest	3,066	1,529
Deferred income taxes	4,547	2,514
Long-term operating lease liabilities	6,310	6,585
Other liabilities	285	531
Total other liabilities	24,290	19,751
Total liabilities	144,951	91,109
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized	—	—
Series C 30,000 shares authorized and 11,368 shares issued and outstanding at September 30, 2025 and September 30, 2024, liquidation value of $7,333 and $7,957 at September 30, 2025 and September 30, 2024, respectively	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of September 30, 2025 and September 30, 2024, respectively	1	1
Paid-in capital	17,730	17,084
Common treasury stock, at cost, 20,000 shares	(240)	(240)
Accumulated earnings	8,311	2,656
Total stockholders' equity	25,802	19,501
Total liabilities and stockholders' equity	$170,753	$110,610

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	2025	2024
Revenues:
Logistics	$183,823	$159,958
Life Sciences and Manufacturing	23,620	23,226
Total Revenues	207,443	183,184
Forwarding expenses and cost of revenues:
Forwarding expenses - Logistics	134,760	117,501
Cost of revenues - Life Sciences and Manufacturing	7,690	7,299
Total forwarding expenses and cost of revenues	142,450	124,800
Gross profit	64,993	58,384
Operating Expenses:
Selling, general and administrative	55,871	52,327
Amortization of intangible assets	2,688	2,299
Total Operating Expenses	58,559	54,626
Income from Operations	6,434	3,758
Other Items:
Interest expense net of interest income	(2,073)	(2,318)
Other income (expense)	2,518	(346)
Income Before Income Taxes	6,879	1,094
Income tax benefit (expense)	(1,222)	(543)
Net Income	5,657	551
Preferred stock dividends	(384)	(328)
Non-controlling interest dividends	(243)	—
Net Income Available to Common Stockholders	5,030	223

Net income per share:
Basic	4.77	0.46
Diluted	$4.69	$0.45
Net income per share attributable to common stockholders:
Basic	4.24	0.19
Diluted	$4.17	$0.18
Weighted average number of shares outstanding:
Basic	1,186.4	1,186.4
Diluted	1,205.4	1,206.2

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNING (DEFICIT)	TOTAL EQUITY
	Shares	$	Shares	$	$	Shares	$	$	$
Balance - September 30, 2023	11,368	$—	1,206,354	$1	$17,107	20,000	$(240)	$2,105	$18,973
Net Income	—	—	—	—	—	—	—	551	551
Dividends to preferred stockholders	—	—	—	—	(328)	—	—	—	(328)
Stock based compensation	—	—	—	—	305	—	—	—	305
Balance - September 30, 2024	11,368	—	1,206,354	1	17,084	20,000	(240)	2,656	19,501
Net Income	—	—	—	—	—	—	—	5,657	5,657
Dividends to preferred stockholders	—	—	—	—	(384)	—	—	—	(384)
Dividends to non-controlling interest	—	—	—	—	(243)	—	—	—	(243)
Stock based compensation					490				490
Stock option exercise	—	—	—	—	781	—	—	—	781
Balance - September 30, 2025	11,368	$—	1,206,354	$1	$17,728	20,000	$(240)	$8,313	$25,802

The accompanying notes are an integral part of these consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$5,657	$551
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of uncollectible accounts	80	(37)
Depreciation	645	551
Deferred income tax provision	(257)	196
Amortization of intangible assets	2,688	2,299
Amortization of acquired inventory valuation	934	342
Amortization of loan costs	296	81
Stock based compensation	490	321
Unrealized (gain) loss on marketable securities	(3,099)	41
Change in fair value of earnout	434	774
Change in fair value of mandatorily redeemable noncontrolling interest	385	964
Gain on extinguishment	—	(22)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,167)	(4,515)
Inventory	(103)	39
Prepaid expenses and other current assets	(2,054)	(250)
Security deposits and other long-term assets	(638)	19
Accounts payable and accrued expenses	62,877	5,296
Other liabilities	(102)	181
Net cash provided by operating activities	43,066	6,831
Cash Flows from Investing Activities:
Acquisition of property and equipment, net of disposals	(590)	(1,003)
Investment in marketable securities (net of dividends)	(240)	(42)
Acquisition of Indco shares	(1,374)	—
Acquisitions, net of cash acquired	(11,925)	(3,851)
Earnout payment	(1,078)	(740)
Net cash used in investing activities	(15,207)	(5,636)
Cash Flows from Financing Activities:
Dividends paid to preferred stockholders	(1,008)	(84)
Dividends paid to non-controlling interest	(243)	—
Proceeds from (Repayments of) term loan	3,134	(2,277)
Proceeds from (Repayments of) Lines of credit, net	(18,538)	3,304
Repayment of subordinated promissory note-related party	(2,231)	(1,517)
Repayment of acquisition loan, net	(800)	—
Option Expense	785	—
Net cash used in financing activities	(18,901)	(574)
Net increase in cash	8,958	621
Cash at beginning of the period	3,082	2,461
Cash and restricted cash at end of period	12,040	3,082

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	1,582	1,999
Income taxes	861	585
Non-cash operating activities:
Contingent earnout acquisition	250	64
Due to former owner	—	740
Non-cash investing activities:
Airschott subordinated promissory note	—	1,200
Airschott contingent deferred consideration	—	952
Non-cash financing activities:
Dividends declared to preferred stockholders	384	328
Extinguishment of related party debt	540	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1.
SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Janel is a holding company with subsidiaries in three business segments: Logistics, Life Sciences and Manufacturing. The Company strives to create shareholder value primarily through three strategic priorities: supporting its businesses' efforts to make investments and to build long-term profits; allocating Janel's capital at high risk-adjusted rates of return; and attracting and retaining exceptional talent.

Management at the Janel holding company focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries' organic growth and by completing acquisitions. We plan to either acquire businesses within our existing segments or expand into new strategic segments. Our acquisition strategy focuses on reasonably priced companies with strong and capable management teams, attractive existing business economics and stable, predictable earnings power.

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

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, Inc. (“Airschott”), a non-asset-based freight forwarder and customs broker. At closing, the Company purchased 80% of the outstanding stock of Airschott. The Company also agreed to purchase the remaining 20% of Airschott stock in three years subject to certain closing conditions.

On August 1, 2025, the Company acquired a customer list and other intangible assets and hired the employees of a customs broker and freight forwarder, which we include in our Logistics segment.

On September 2, 2025, the Company completed a business combination whereby it acquired a majority ownership position in Interlog USA, Inc. (“Interlog”), a non-asset-based freight forwarder and domestic truck broker, which we include in our Logistics segment. At closing, the Company purchased 80% of the outstanding stock of Interlog. The Company also agreed to purchase the remaining 20% of Interlog stock two years from the closing date, subject to certain closing conditions.

Life Sciences

The Company’s Life Sciences segment is comprised of several subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies as well as research and diagnostic reagents for, and provides custom services to, academic, non-profit and commercial customers.

On February 1, 2024, the Company completed a business combination whereby it acquired all the outstanding stock of ViraQuest Inc., which we include in our Life Sciences segment.

On June 4, 2025, the Company completed a business combination whereby it acquired 80% of the outstanding stock of Biosensis, which we include in our Life Sciences segment. The Company and the former shareholders of Biosensis have put-call options exercisable on June 4, 2028 for the remaining 20% of outstanding Biosensis stock.

Manufacturing

The Company’s manufacturing segment is comprised of Indco, Inc. (“Indco”), a wholly-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatuses for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as other larger customers for which Indco fulfills repetitive production orders.

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

On September 29, 2025, Janel Corp acquired 100,722 shares of Indco, Inc. from two minority shareholders at a purchase price of $19.00 per share, for an aggregate purchase price of $1,914. The purchase consideration consisted of $1,374 in cash and the extinguishment of existing notes receivable totaling $540. As a result of this transaction, Janel Corp increased its ownership interest in Indco, Inc. from 85.6% to 100%, thereby obtaining full ownership of the subsidiary and extinguishing the previous non-controlling interest.

Investment in Marketable Securities - Rubicon

As of September 30, 2025 and September 30, 2024, the Company owned 1,108,000 shares or approximately 46.6%, of the common stock of Rubicon Technology, Inc., a Delaware corporation (“Rubicon”). Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our initial investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. As of September 30, 2025 and September 30, 2024, the fair value of the Rubicon investment was $4,631 and $1,518, respectively. Refer to Note 20 – Subsequent Events for additional information regarding the investment.

The Company also has other investments in marketable securities whose fair value as of September 30, 2025 and September 30, 2024 was $283 and $56, respectively.

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as Biosensis and Interlog, of which Janel owns an 80% interest in each business, with the non-controlling interests held by existing and former management. The Biosensis and Interlog non-controlling interests are mandatorily redeemable and are recorded as liabilities. All intercompany transactions and balances have been eliminated in consolidation.

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

Restricted Cash and Investments

Commencing in the second half of 2024, the Company insures certain risks through a newly formed wholly-owned captive insurance company, Gainesville Insurance Company, Inc. (“Gainesville”). In addition, we also maintain some of our normal, historical insurance policies with third-party insurers. Gainesville maintains $250 in cash, cash equivalents, or equity investments at all times as required by state insurance regulations. As of September 30, 2025 and September 30, 2024, Gainesville held $250 and $56 in restricted investments respectively.

During the first quarter of 2025, as part of the Eighth Amendment (the “Eighth Santander Amendment”) to the Santander Loan Agreement (as defined herein), the Company deposited $2,164 into a restricted cash account. Following a pre-approved earnout payment in January 2025, the Company held $1,078 in a restricted cash account as of September 30, 2025 to be used for the final earnout payment to be made in January 2026.

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The allowance for doubtful accounts as of September 30, 2025 and September 30, 2024 was $367 and $582, respectively.

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

The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of September 30, 2025 and 2024.

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

The Company concluded that the fair value of intangibles and long-lived assets were not deemed to be impaired as of September 30, 2025 and 2024.

Equity-Method Investments

The Company has determined that its investment in Rubicon is subject to the equity method of accounting, and the Company has elected the fair value option under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10, Financial Instruments ("ASC 825-10") to account for the equity method investment. In accordance with ASC 825-10, the Company will present its equity method investment in Rubicon at fair value each reporting period with changes in fair value and dividends received from Rubicon recorded to income from investment in unconsolidated affiliate on the Company's statements of operations.

See Notes 16 and 17 for further information about the Company's investment in Rubicon's equity securities accounted for under the fair value option.

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

In the Logistics segment, the Company disaggregates its revenue by its four primary service categories: trucking, ocean freight, air freight, and customs brokerage and other. A summary of the Company’s revenues disaggregated by major service lines for the fiscal year ended September 30, 2025 and 2024 is as follows (in thousands):

	Year Ended September 30,
Service Type	2025	2024
Trucking	$71,821	$73,193
Ocean	49,371	40,567
Customs Brokerage and Other	33,751	19,445
Air	28,880	26,753
Total	$183,823	$159,958

Life Sciences and Manufacturing

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents, diagnostic kits, and other immunoreagents for biomedical research and antibody manufacturing. Revenues from the Company’s Manufacturing segment, which is comprised of Indco, a wholly-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries, are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories. Revenues for Life Sciences and Manufacturing are recognized when products are shipped and risk of loss is transferred.

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

Equity classified share-based awards

The Company recognizes compensation expense for stock-based payments granted based on the grant-date fair value estimated in accordance with ASC Topic 718, “Compensation - Stock Compensation.” For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for restricted shares; the expense is recognized over the service period for awards expected to vest.

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

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of non-controlling interests related to the Biosensis and Interlog acquisitions whose owners have certain redemption rights that allow them to require the Company to purchase the non-controlling interests of those owners upon certain events outside the control of the Company, including upon the death of the holders.

On January 14, 2025, two minority owners of Indco exercised 21,778 and 13,829 options to purchase Indco’s common stock at an average exercise price of $11.60 and $13.19, respectively, for an aggregate purchase price of $253 and $182, respectively. In conjunction with the exercise, Indco issued related party promissory notes to the two minority owners for amounts totaling the aggregate purchase price. As a result of the exercise of the options to purchase Indco’s stock, the mandatorily redeemable non-controlling interest percentage was 14.4% as of the exercise date. On September 29, 2025, Janel Corp acquired 100,722 shares of Indco, Inc. from two minority shareholders at a purchase price of $19.00 per share, for an aggregate purchase price of $1,914. The purchase consideration consisted of $1,374 in cash and the extinguishment of existing notes receivable totaling $540. As a result of this transaction, Janel Corp increased its ownership interest in Indco from 85.6% to 100%, thereby obtaining full ownership of the subsidiary and extinguishing the Company’s previous non-controlling interest.

On June 4, 2025, the Company completed a business combination whereby it acquired 80% of the outstanding stock of Biosensis. The Company and the former shareholders of Biosensis have put-call options exercisable on June 4, 2028 for the remaining 20% of outstanding Biosensis common stock. As a result of the acquisition, the Life Sciences segment recorded a mandatorily redeemable non-controlling interest of $1,486.

On September 2, 2025, the Company completed a business combination whereby it acquired 80% of the outstanding stock of Interlog. The Company is required to purchase the remaining 20% of the outstanding Interlog stock on September 2, 2027, subject to certain closing conditions. As a result of the acquisition, the Logistics segment recorded a mandatorily redeemable non-controlling interest of $1,580.

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

For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal year ended September 30, 2025 and September 30, 2024 amounted to $314 and $348 respectively.

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

Reclassifications

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported net income, total assets, total liabilities, or stockholders’ equity.

Recent accounting pronouncements

Recently issued accounting pronouncements adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU No. 2023-07 is intended to provide financial statement users with more information about reportable segments, including more disaggregated expense information. We adopted ASU 2023-07 effective for our annual fiscal year 2025 reporting period, on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for annual periods years beginning after December 15, 2024 with early adoption and prospective or retrospective application permitted. The Company will adopt the standard on the effective date in our annual reporting for the year ended September 30, 2026.

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU No. 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption and prospective or retrospective application permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statement disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statement disclosures.

2.
ACQUISITIONS

Fiscal 2025 Acquisitions

Logistics

On August 1, 2025, the Company acquired a customer list and other intangible assets and hired the employees of a customs broker and freight forwarder, which we include in our Logistics segment.

On September 2, 2025, the Company completed a business combination whereby it acquired a majority ownership position in Interlog for an aggregate purchase price of $9,410 and recorded a liability of $1,580 relating to the non-controlling interest. At closing, the Company purchased 80% of the outstanding stock of Interlog for $6,825 in cash with an additional $1,005 to be paid within 90 days subject to the achievement of certain integration goals. The Company also agreed to purchase the remaining 20% of Interlog stock two years from the closing date for an amount equal to two times Interlog’s average annual gross profit. The acquisition was funded through our existing asset-backed facility with Santander Bank, N.A (“Santander”). In connection with the combination, the Company recorded an aggregate of $4,264 in goodwill and $5,844 in other identifiable intangibles during the quarter ended September 30, 2025. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. Interlog is a non-asset-based freight forwarder and domestic truck broker. The acquisition of Interlog was completed to expand our service offerings in our Logistics segment.

Life Sciences

On June 4, 2025 the Company acquired a majority ownership position in Biosensis for an aggregate purchase price of $5,136, net of $199 cash received and net non-interest-bearing liabilities assumed of $166. Additionally, the Company assumed debt of $563 and recorded a liability of $1,486 relating to the non-controlling interest during the quarter ended June 30, 2025. At closing, the Company purchased 80% of the outstanding common stock of Biosensis for $2,754 in cash and $298 in the form of conversion of a note receivable. The Company and the former shareholders have put-call options exercisable on June 4, 2028 for the remaining 20% of outstanding common stock. The acquisition was funded by the Company’s existing acquisition draw facility with First Merchants Bank (“First Merchants”), and the results of operations of Biosensis are included in Janel’s consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $2,607 in goodwill and $1,700 in other identifiable intangible assets during the quarter ended June 30, 2025. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. Biosensis is a developer and manufacturer of antibodies and cell culture media for research and diagnostic uses. Biosensis was founded in 2006 and is headquartered in Thebarton, Australia. The acquisition of Biosensis was completed to expand our product offerings in our Life Sciences segment.

Fiscal 2024 Acquisitions

Logistics

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott , a non-asset-based freight forwarder and customs broker, for an aggregate purchase price of $7,155. At closing, the Company purchased 80% of the outstanding stock of Airschott for $3,600 in cash, a $1,200 floating-rate seller’s note, and net liabilities assumed of $170. The Company also agreed to purchase the remaining 20% of Airschott stock three years from the closing date for deferred consideration of the greater of 20% of 1.25 times the trailing twelve months gross profit of Airschott and $1,200. The acquisition was funded by our existing acquisition draw facility with First Merchants and through our existing asset-backed facility with Santander. In connection with the combination, the Company recorded an aggregate of $2,835 in goodwill and $4,320 in other identifiable intangibles during the quarter ended June 30, 2025. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. Airschott was founded in 1977 and is headquartered in Dulles, Virginia. The acquisition of Airschott was completed to expand our service offerings in our Logistics segment.

Life Sciences

On February 1, 2024, the Company completed a business combination whereby it acquired all the outstanding stock of ViraQuest, Inc. (“ViraQuest”), for an aggregate purchase price of $635, net of $29 cash received. At closing, $600 was paid in cash and $64 was recorded as a preliminary earnout consideration. The acquisition was funded with cash provided by operating activities, and the results of operations of ViraQuest are included in Janel’s consolidated results of operations since the date of the acquisition. In connection with the combination, the Company recorded an aggregate of $74 in goodwill and $412 in other identifiable intangibles during the quarter ended March 31, 2024. Supplemental pro forma information has not been provided as the acquisition did not have a significant impact on Janel’s consolidated results of operations, individually or in aggregate. ViraQuest is a biotechnology custom service provider specializing in adenovirus production services. ViraQuest was founded in 2000 and is headquartered in North Liberty, Iowa. The acquisition of ViraQuest was completed to expand our service offerings in our Life Sciences segment.

Investment in Marketable Securities - Rubicon

As of September 30, 2025 and September 30, 2024, the Company owned 1,108,000 shares or approximately 46.6%, of the common stock of Rubicon. Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our initial investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. As of September 30, 2025 and September 30, 2024, the fair value of the Rubicon investment was $4,631 and $1,518, respectively. Refer to Note 20 – Subsequent Events for additional information regarding the investment.

The Company also has other investments in marketable securities whose fair value as of September 30, 2025 and September 30, 2024 was $283 and $56, respectively.

3.
INVENTORY

Inventories consisted of the following (in thousands):

	Year End September 30,
	2025	2024
Finished goods	$1,514	$1,860
Work-in-process	1,424	1,236
Raw materials	1,679	1,884
Gross inventory	4,617	4,980
Less – reserve for inventory valuation	(410)	(502)
Inventory net	$4,207	$4,478

4.
PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows (in thousands):

	September 30,
	2025	2024	Life
Building and improvements	$3,114	$3,083	12-30 years
Land and improvements	1,408	1,387	Indefinite
Furniture and Fixture	616	561	3-7 years
Computer Equipment	910	854	3-5 years
Machinery & Equipment	2,935	1,984	3-15 years
Leasehold Improvements	916	906	3-5 years
	9,899	8,775
Less Accumulated Depreciation	(3,928)	(3,283)
	$5,971	$5,492

Depreciation expense for the fiscal year ended September 30, 2025 and 2024 was $645 and $551, respectively.

5.
INTANGIBLE ASSETS

A summary of intangible assets and the estimated useful lives used in the computation of amortization is as follows (in thousands):

	September 30,
	2025	2024	Life
Customer relationships	$37,725	$29,790	10-24 Years
Trademarks/names	5,110	4,661	1-20 Years
Trademarks/names	521	521	Indefinite
Other	2,192	2,007	2-22 Years
	45,548	36,979
Less: Accumulated Amortization	(14,550)	(11,862)
	$30,998	$25,117

The composition of the intangible assets balance at September 30, 2025 and 2024 is as follows (in thousands):

	September 30,
	2025	2024
Logistics	$29,363	$22,494
Life Sciences	8,485	6,785
Manufacturing	7,700	7,700
	45,548	36,979
Less: Accumulated Amortization	(14,550)	(11,862)
	$30,998	$25,117

Amortization expense of intangible assets for the year ended September 30, 2025 and 2024 was $2,688 and $2,299, respectively.

The future amortization of these intangible assets is expected to be as follows (in thousands):

Fiscal Year 2026	$3,316
Fiscal Year 2027	3,278
Fiscal Year 2028	3,235
Fiscal Year 2029	3,188
Fiscal Year 2030	2,910
Thereafter	14,550
$30,477

6.
GOODWILL

The Company’s goodwill carrying amounts relate to the acquisitions in the Logistics, Life Sciences and Manufacturing businesses.

The composition of the goodwill balance at September 30, 2025 and 2024 is as follows (in thousands):

	September 30,
	2025	2024
Logistics	$17,768	$11,813
Life Sciences	8,778	6,171
Manufacturing	5,046	5,046
Total	$31,592	$23,030

7.
NOTES PAYABLE - BANKS

(A)
Santander Bank Facility

The wholly-owned subsidiaries that comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, have a Loan and Security Agreement (as amended, the “Santander Loan Agreement”) with Santander Bank with respect to a revolving line of credit facility (the “Santander Facility”).

On November 1, 2024, the Company entered in an 8th Amendment to the Santander Loan Agreement allowing for maximum borrowings on the Santander Facility of $35,000. Borrowings are limited to 90% of the Janel Group Borrowers’ eligible accounts receivable borrowing base and reserves, subject to adjustments set forth in the Santander Loan Agreement. Interest accrues at an annual rate equal to the one-month SOFR plus 2.35%. The amount the Company is permitted to distribute to holders of the Company’s Series C Preferred Stock if specified conditions is $1,000.

For borrowings under the Santander Facility, the Company is subject to a minimum debt service coverage ratio covenant of 1.1.

The Santander Loan Agreement matures on September 21, 2026. The Janel Group Borrowers’ obligations under the Santander Facility are secured by all of the assets of the Janel Group Borrowers, while the Santander Loan Agreement contains customary terms and covenants. As a result of its terms, the Santander Facility is classified as a current liability on the consolidated balance sheet.

At September 30, 2025, outstanding borrowings under the Santander Facility were $0, representing 0% of the $35,000 available thereunder (subject to certain limitations), and interest was accruing at an effective interest rate of 6.68%.

At September 30, 2024, outstanding borrowings under the Santander Facility were $19,313, representing 55.2% of the $35,000 available thereunder, and interest was accruing at an effective interest rate of 7.65%.

The Company was in compliance with the financial covenants defined in the Santander Loan Agreement at both September 30, 2025 and September 30, 2024.

(B)
First Merchants Bank Credit Facility

On April 25, 2023, Indco and certain other Subsidiaries of the Company that are part of the Life Science and Manufacturing segment (together with Indco, the “Borrowers” and each, a “Borrower”) entered into a Credit Agreement (the “First Merchants Credit Agreement”) with First Merchants.

On November 22, 2024, the First Merchants Credit Agreement was amended to provide for, among other changes, the conversion and extinguishment of the $3,700 under the existing Acquisition A loan into the Term A loan, an incremental increase to the Term A loan of $1,000, and the establishment of a new Acquisition B loan with a borrowing capacity of $7,000.

Interest accrues on the outstanding revolving loan, Term A loan and acquisition loan at an annual rate equal to one-month adjusted term SOFR plus either (i) 2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1.00) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1.00). Interest accrues on the Term B loan at an annual rate equal to the Term A loan. The Borrowers’ obligations under the First Merchants Credit Agreement are secured by all of the Borrowers’ real property and other assets, and are guaranteed by the Company, and the Company’s guarantee of the Borrowers’ obligations is secured by a pledge of the Company’s equity interests in certain of the Borrowers. The revolving line of credit expires on November 22, 2029 and the acquisition line of credit expires on November 22, 2026.

For borrowings under the First Merchants Credit Agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.25 and a maximum funded debt to EBITDA ratio of 2.50.

As of September 30, 2025, there were $2,900 of outstanding borrowings under the acquisition loan, $7,885 of outstanding borrowings under the Term A loan, $559 of outstanding borrowings under the Term B loan and $1,000 of outstanding borrowings on the revolving loan, with interest accruing on all four loans at an effective interest rate of 6.89%.

As of September 30, 2024, there were $3,700 of outstanding borrowings under the acquisition loan, $4,028 of outstanding borrowings under the Term A loan and $585 of outstanding borrowings under the Term B loan, with interest accruing on the acquisition loan, Term A loan and revolving loan at an effective interest rate of 7.82% each, and Term B loan at an effective interest rate of 4.19%.

The Company was in compliance with the financial covenants defined in the First Merchants Credit Agreement at September 30, 2025 and September 30, 2024.

 The table below sets forth the total long-term debt, net of capitalized loan fees of $374 and $309 for the First Merchants Credit Agreement as of September 30, 2025 and September 30, 2024, respectively (in thousands):

	September 30,
	2025	2024
Total Debt	$8,077	$4,304
Less Current Portion	(911)	(1,276)
Long-term Portion	$7,166	$3,028

These obligations mature as follows (in thousands):

Fiscal Year 2026	$911
Fiscal Year 2027	911
Fiscal Year 2028	911
Fiscal Year 2029	911
Fiscal Year 2030	4,433
$8,077

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

As of September 30, 2025, the gross amount outstanding under the ELFS Subordinated Promissory Notes was $2,940 of which $1,174 was included in the current portion of subordinated promissory notes and $1,766 was included in the long-term portion of subordinated promissory notes.

As of September 30, 2024, the amount outstanding under the ELFS Subordinated Promissory Notes was $3,918, of which $1,173 was included in the current portion of subordinated promissory notes and $2,745 was included in the long-term portion of subordinated promissory notes.

(C)
Airschott Subordinated Promissory Note

Janel Group is the obligor on a floating rate (Prime Rate plus 2%) subordinated promissory note in the amount of $1,200 (the "Airschott Subordinated Promissory Note") issued to a former owner of Airschott, in connection with the business combination whereby Janel Group acquired Airschott. The note was payable in twelve consecutive quarterly payments, commencing July 2024, of $100 together with accrued interest on the outstanding principal balance.

As of September 30, 2024, the amount outstanding under the Airschott Subordinated Promissory Note was $1,100, of which $400 was included in the current portion of subordinated promissory notes and $700 was included in the long-term portion of subordinated promissory notes. As of September 30, 2025, the note was fully repaid.

The table below sets forth the total long-term portion of subordinated promissory notes (in thousands):

	September 30,
	2025	2024
Total Subordinated Promissory Notes	$2,940	$5,073
Less Current Portion of Subordinated Promissory Notes	(1,174)	(1,628)
Long Term Portion of Subordinated Promissory Notes	$1,766	$3,445

These obligations mature as follows (in thousands):

Total
2026	$1,174
2027	883
2028	883
Total	$2,940

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

(A)
Preferred Stock

Series C Cumulative Preferred Stock
The dividend rate of the Series C Stock as of September 30, 2025 and 2024 was 7% and 6%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued dividends thereon. The liquidation value of Series C Stock was $7,333 and $7,957 as of September 30, 2025 and September 30, 2024, respectively.

For the fiscal year ended September 30, 2025 and 2024, the Company declared dividends on Series C Stock of $384 and $328, respectively. At September 30, 2025 and 2024, the Company had accrued dividends of $1,649 and $2,271, respectively.

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

Total stock-based compensation for the fiscal year ended September 30, 2025 and 2024 amounted to $490 and $321, respectively, and was included in selling, general and administrative expense in the Company’s statements of operations.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of our share-based awards. In applying this model, we use the following assumptions:

●
Risk-free interest rate - We determine the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

●
Expected term - We estimate the expected term of our options on the average of the vesting date and term of the option.

●
Expected volatility - We estimate expected volatility using daily historical trading data of our common stock.

●
Dividend yield - We have never paid dividends on our common stock and currently have no plans to do so; therefore, no dividend yield is applied.

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	2025	2024
Risk-free interest rate	3.45%	4.63%
Expected option term in years	4.5 - 6.0	4.5 - 6.0
Expected volatility	49.4%	58.2%
Dividend yield	—%	—%
Weighted average grant date fair value	$12.91 - $19.86	$9.83 - 16.63

Options for Employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at September 30, 2024	49,993	$25.31	6.9	$705.34
Granted	12,500	$40.50	4.8	$—
Expired	—	$—	—	$—
Outstanding balance at September 30, 2025	62,493	$28.35	6.5	$705.34
Exercisable at September 30, 2025	27,493	$13.88	4.5	$608.34

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s Common Stock at September 30, 2025 of $36.01 per share and the exercise price of the stock options that had strike prices below such closing price.

As of September 30, 2025, there was no unrecognized compensation expense related to the unvested employee stock options which is expected to be recognized over the next year.

Liability classified share-based awards

During the fiscal year ended September 30, 2025 and 2024, there were no options granted and there were 35,607 and 0 options exercised respectively with respect to Indco’s common stock.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at September 30, 2024	35,607	$12.22	4.8	$375.02
Exercised	(35,607)	$12.22	—	$—
Outstanding Balance at September 30, 2025	—	$—	—	—

The liability classified awards were measured at fair value at each reporting date until the final measurement date, which was the date of completion of services required to earn the option. The accrued compensation cost related to these options was approximately $0 and $350 as of September 30, 2025 and September 30, 2024, respectively, and is included in other liabilities in the consolidated financial statement. The compensation cost related to these options was approximately $0 and $16 for the fiscal years ended September 30, 2025 and September 30, 2024, respectively, and is included in other liabilities in the consolidated financial statement. The cost associated with the options issued on each grant date was recognized ratably over the period of service required to earn each tranche of options.

Upon vesting, the options were accounted for as a liability in accordance with ASC 480-10-25-8 and were measured in accordance with ASC 480-10-35 at every reporting period until the options are settled.

As a result of previous option exercise and stock repurchase activity, the mandatorily redeemable non-controlling interest percentage was 0.0% as of September 30, 2025 and 9.8% as of September 30, 2024.

Changes in the fair value of the vested options are recognized in earnings in the consolidated financial statements.

The options were classified as liabilities, and the underlying shares of Indco’s common stock also contained put options which resulted in their classification as a mandatorily redeemable security. While their redemption did not occur on a fixed date, there was an unconditional obligation for the Company to repurchase the shares upon death.

As of September 30, 2025, there was no unrecognized compensation expense related to the unvested Indco stock options.

11.
INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted income per share (“EPS”) computations for the fiscal years ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Year Ended September 30,
	2025	2024
Income:
Net income	$5,657	$551
Preferred stock dividends	(384)	(328)
Non-controlling interest dividends	(243)	—
Net income available to common stockholders	$5,030	$223

Common Shares:
Basic - weighted average common shares	1,186	1,186
Effect of dilutive stock options	19	20
Diluted - weighted average common stock	1,205	1,206
Income per Common Share:
Basic -
Net income	$4.77	$0.46
Preferred stock dividends	(0.33)	(0.27)
Non-controlling interest dividends	(0.20)	—
Net income attributable to common stockholders	$4.24	$0.19
Diluted -
Net income	$4.69	$0.45
Preferred stock dividends	(0.32)	(0.27)
Non-controlling interest dividends	(0.20)	—
Net income available to common stockholders	$4.17	$0.18

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 22,500 anti-dilutive shares for the fiscal year ended September 30, 2025 and 10,000 anti-dilutive shares for the fiscal years ended September 30, 2024.

Potentially diluted securities as of September 30, 2025 and 2024 are as follows:

	September 30,
	2025	2024
Employee stock options (Note 10)	62,493	49,993
	62,493	49,993

12.
INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from operations is as follows (in thousands):

	Year Ended September 30,
	2025	2024
Federal taxes at statutory rates	$1,444	$230
Permanent differences	(560)	109
State and local taxes, net of Federal benefit	363	155
Other	(25)	49
Total	$1,222	$543

The provisions of income taxes are summarized as follows (in thousands):

	Year Ended September 30,
	2025	2024
Current	$1,479	$347
Deferred	(257)	196
Total	$1,222	$543

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	2025	2024
Deferred tax assets - net operating loss carryforwards	$50	$48
Lease liability	1,971	2,115
Other	854	744
Stock based compensation	467	445
Total deferred tax assets	3,342	3,352
Valuation allowance	—	—
Total deferred tax assets net of valuation allowance	3,342	3,352
Deferred tax liabilities - depreciation and amortization	5,808	3,604
Prepaid expenses	263	237
Right of use assets	1,818	2,025
Total deferred tax liabilities	7,889	5,866
Net deferred tax liability	$(4,547)	$(2,514)

As of September 30, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. Income tax returns for tax years from 2020 through 2024 remain subject to examination by the taxing jurisdictions.

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

The combined expenses charged to operations for contributions made to the plans for the benefit of the employees for the years ended September 30, 2025 and 2024 were $621 and $549, respectively.

The administrative expense charged to operations for the years ended September 30, 2025 and 2024 aggregated $60 and $76, respectively.

14.
BUSINESS SEGMENT INFORMATION

As discussed above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables presents selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the fiscal years ended September 30, 2025 and 2024:

For the year ended September 30, 2025 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$207,443	$183,823	$14,126	$9,494	$—
Forwarding expenses and cost of revenues	142,450	134,760	3,261	4,429	—
Gross profit	64,993	49,063	10,865	5,065	—
Selling, general and administrative	55,871	38,680	8,402	3,253	5,536
Amortization of intangible assets	2,688	—	—	—	2,688
Income (loss) from operations	6,434	10,383	2,463	1,812	(8,224)
Interest expense	2,073	1,370	433	270	—
Identifiable assets	170,753	82,942	12,126	3,682	72,003
Capital expenditures, net of disposals	$590	$79	$492	$19	$—

For the year ended September 30, 2024 (in thousands)	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$183,184	$159,958	$13,154	$10,072	$—
Forwarding expenses and cost of revenues	124,800	117,501	2,638	4,661	—
Gross profit	58,384	42,457	10,516	5,411	—
Selling, general and administrative	52,327	37,057	7,216	3,129	4,925
Amortization of intangible assets	2,299	—	—	—	2,299
Income (loss) from operations	3,758	5,400	3,300	2,282	(7,224)
Interest expense	2,318	1,667	367	284	—
Identifiable assets	110,610	42,495	11,230	4,162	52,723
Capital expenditures, net of disposals	$1,003	$84	$911	$8	$—

Goodwill and intangible assets are recorded at the Corporate level and are included in identifiable assets.

15.
LEASES

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of September 30, 2025, the remaining terms of the Company’s operating leases were between one month and 101 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease cost for the years ended September 30, 2025 and 2024 are as follows:

	2025	2024
Operating lease cost	$2,542	$2,522
Short-term lease cost	314	348
Total lease cost	$2,856	$2,870

Rent expense for the year ended September 30, 2025 and 2024 was $2,856 and $2,870, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2025 were $7,760, $2,114 and $6,310, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term operating lease liabilities reported in the consolidated balance sheets for operating leases as of September 30, 2024 were $8,621, $2,419 and $6,585, respectively.

During the twelve months ended September 30, 2025 and 2024, the Company entered into new operating leases and recorded an additional $591 and $313, respectively in operating lease right of use assets and $615 and $313 corresponding lease liabilities.

As of September 30, 2025 and 2024, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.5 years and 6.13% and 5.3 years and 5.72%, respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $2,242 and $2,395 for the twelve months ended September 30, 2025 and 2024, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2025 are as follows (in thousands):

Year End September 30, 2025
2026	$2,553
2027	2,416
2028	2,328
2029	1,030
2030	501
Thereafter	867
Total undiscounted loan payments	9,695
Less imputed interest	(1,271)
Total lease obligation	$8,424

16.
RUBICON INVESTMENT
(in thousands, except per share data)

As of each of September 30, 2024 and September 30, 2025, the Company owned 1,108,000 shares, or approximately 46.6%, of the common stock of Rubicon. Rubicon is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The purpose of our investment in Rubicon was for Janel to acquire a significant ownership interest in Rubicon, together with representation on Rubicon’s Board, in an attempt to (i) restructure the Rubicon business to achieve profitability and (ii) assist Rubicon in utilizing its net operating loss carry-forward assets. Refer to Note 20 – Subsequent Events for additional information regarding the investment.

The Company revalued the investment in Rubicon's securities on September 30, 2025 and 2024 and recorded a gain (loss) of $3,113 and $(55), respectively within other income (loss), net of dividends on the Company's consolidated. Below is reconciliation for the changes to the investment in Rubicon for the year ended September 30, 2025 and 2024.

	September 30,	September 30,
	2025	2024
Balance at beginning of year	$1,518	$1,573
Fair value adjustments to Rubicon investment	3,113	(55)
Total	4,631	1,518

17.
FAIR VALUE MEASUREMENTS

ASC Topic 820 established a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

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

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy (in thousands):

	Total fair value at September 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in Rubicon at fair value	$4,631	$4,631	$—	$—
Investment in other marketable securities	283	283	—	—
	$4,914	$4,914	$—	$—
Liabilities:
Contingent earnout liabilities	$3,742	$1,143	$—	$2,599
	$3,742	$1,143	$—	$2,599

		Total fair value at September 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in Rubicon at fair value	$$	1,518	$1,518	$—	$—
Investment in other marketable securities		56	56	—	—
		$1,574	$1,574	$—	$—

Liabilities:
Contingent earnout liabilities		$3,381	$2,100	$—	$1,281
		$3,381	$2,100	$—	$1,281

Investment in Rubicon at fair value

As of each of September 30, 2025 and September 30, 2024, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC 323. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provide a better indicator of value. The investment in Rubicon is re-measured at the end of each quarter based on the trading price and any change in the value is reported on the income statement as an unrealized gain or loss on marketable securities in other income (expense). Refer to Note 16 to Consolidated Financial Statements for a reconciliation of changes to the investment in Rubicon for the years ended September 30, 2025 and 2024. Refer to Note 20 – Subsequent Events for additional information regarding the investment.

Contingent earnout liabilities

For the period ending September 30, 2025, these liabilities relate to the estimated fair value of earnout payments to former IBSC, ELFS, ViraQuest, Airschott, and Interlog owners. For the period ending September 30, 2024, these liabilities relate to the estimated fair value of earnout payments to former IBSC, ELFS, ViraQuest and Airschott, owners. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2025 were $2,592 and $1,150, respectively. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2024 were $1,262 and $2,119, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation (in thousands):

	September 30,
	2025	2024
Balance at beginning of year	$3,381	$2,330
Fair value of contingent consideration recorded in connection with business combinations	1,005	1,017
Earnout payment	(1,078)	(740)
Fair value adjustment of contingent earnout liabilities	434	774
Total	$3,742	$3,381

The Company determined the fair value of the Level 3 contingent earnout liability using forecasted results through the expected earnout periods. The principal inputs to the approach include expectations of the specific business’s revenues in fiscal years 2026 through 2027 using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent earnout liability is classified within Level 3 of the fair value hierarchy.

18.
COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has various employment agreements, including employment agreements with the previous owners of Airschott, Biosensis, and Interlog.

19.
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

(B)
Concentration of Credit Risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash and receivables from customers. The Company places its cash with financial institutions that have high credit ratings. The receivables from clients are spread over many customers. The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of its customers’ financial condition. We have continued to experience heightened customer credit risk as a result of the negative impact to customers’ financial condition, the imposition of tariffs in the U.S., employment levels and consumer confidence arising from economic disruptions, and we expect that our risk in this area will remain high as long as the disruptions persist.

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

(D)
Concentration of Customers

No customer accounts for 10% or more of consolidated sales for the years ended September 30, 2025 and 2024. No customer accounted for 10% or more of consolidated accounts receivable at September 30, 2025 and 2024.

(E)
Auto Insurance

In the ordinary course of our Logistics business, we are a defendant in several legal proceedings arising out of the conduct of our Logistics business. These proceedings include third party claims for property damage or bodily injury incurred in connection with our services. Although there can be no assurance as to the ultimate disposition of these proceedings, we do not believe, based upon the information available at this time, that these property damage or bodily injury claims, in the aggregate, will have a material impact on our consolidated financial statements. Within our Logistics segment, ELFS, maintains auto liability for commercial trucking claims of up to $8,000 per occurrence, and general liability with of up to $8,000 per occurrence.

20.
SUBSEQUENT EVENTS

On October 14, 2025, Janel Corporation and Rubicon closed the transfer (the “Contribution”) of all of the issued and outstanding membership interests in Janel Group LLC (“Janel Group”), a New York limited liability company and a wholly owned subsidiary of Janel Corporation, pursuant to the Contribution Agreement dated as of August 20, 2025 between the Company and Rubicon. Pursuant to the Contribution Agreement, in exchange for the membership interests of Janel Group, the Company received 7,000,000 newly issued shares of Rubicon’s common stock. In connection with the closing of the Contribution, the Company commenced a tender offer to purchase 426,000 shares of Rubicon common stock at $4.75 per share in cash, which expired on November 12, 2025. The shares of Rubicon common stock were transferred to Janel Corporation on November 17, 2025. After the tender offer, Janel Corporation owns approximately 91.0% of Rubicon’s common stock outstanding.