Form 10-Q
period 2025-12-31
JANEL CORP
filed 2026-02-13
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding as of February 12, 2026 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended December 31, 2025

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2025	September 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$6,717	$10,962
Restricted cash	1,078	1,078
Accounts receivable, net of allowance for credit losses of $690 and $367, respectively	77,083	66,489
Inventory, net	4,127	4,207
Prepaid expenses and other current assets	5,901	6,095
Total current assets	94,906	88,831
Property and Equipment, net	5,853	5,971
Other Assets:
Intangible assets, net	30,169	30,998
Goodwill	31,592	31,592
Deferred tax assets, net	5,386	—
Restricted investments	250	250
Investment in marketable securities at fair value	142	4,664
Operating lease right of use asset	7,221	7,760
Security deposits and other long-term assets	597	687
Total other assets	75,357	75,951
Total assets	$176,116	$170,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$18,843	$3,801
Accounts payable - trade	93,772	98,244
Accrued expenses and other current liabilities	8,989	10,176
Dividends payable	1,024	1,649
Current portion of contingent earnout	1,367	2,592
Current portion of long-term debt	682	911
Current portion of subordinated promissory notes-related party	1,174	1,174
Current portion of operating lease liabilities	2,097	2,114
Total current liabilities	127,948	120,661
Other Liabilities:
Long-term portion of long-term debt	7,457	7,166
Long-term portion of contingent earnout	1,165	1,150
Long-term portion of subordinated promissory notes-related party	1,521	1,766
Mandatorily redeemable non-controlling interest	3,066	3,066
Deferred tax liabilities, net	—	4,547
Long-term portion of operating lease liabilities	5,785	6,310
Other liabilities	283	285
Total other liabilities	19,277	24,290
Total liabilities	147,225	144,951
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized	—	—
Series C 30,000 preferred stock shares authorized and 11,368 shares issued and outstanding as of December 31, 2025 and September 30, 2025, liquidation value of $6,708 as of December 31, 2025 and $7,333 as of September 30, 2025	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of both December 31, 2025 and September 30, 2025	1	1
Paid-in capital	15,102	17,730
Common treasury stock, at cost, 20,000 shares as of both December 31, 2025 and September 30, 2025	(240)	(240)
Accumulated earnings	8,730	8,311
Total Janel Corporation stockholders’ equity	23,593	25,802
Noncontrolling interests	5,298	—
Total stockholders' equity	28,891	25,802
Total liabilities and stockholders' equity	$176,116	$170,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenues:
Logistics	$50,829	$46,086
Life Sciences and Manufacturing	5,210	5,268
Total revenues	56,039	51,354
Forwarding expenses and cost of revenues:
Forwarding expenses - Logistics	36,429	34,708
Cost of revenues - Life Sciences and Manufacturing	1,493	1,504
Total forwarding expenses and cost of revenues	37,922	36,212
Gross profit	18,117	15,142
Operating expenses:
Selling, general and administrative	16,310	13,292
Amortization of intangible assets	829	641
Total operating expenses	17,139	13,933
Income from operations	978	1,209
Other items:
Interest expense	(305)	(666)
Gain on consolidation of acquisition	849	—
Other (expense) income, net	(377)	314
Income before income taxes	1,145	857
Income tax expense	(445)	(198)
Consolidated net income	700	659
Net income attributable to non-controlling interests	(281)	—
Net income attributable to Janel Corporation	419	659
Preferred stock dividends	(100)	(86)
Non-controlling interest dividends	—	(243)
Net income attributable to common stockholders	$319	$330

Net income per share:
Basic	$0.59	$0.56
Diluted	$0.58	$0.55
Net income per share attributable to common stockholders:
Basic	$0.27	$0.29
Diluted	$0.27	$0.28
Weighted average number of shares outstanding:
Basic	1,186.3	1,186.3
Diluted	1,205.0	1,205.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	NONCONTROLLING INTERESTS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$	$
Balance - September 30, 2025	11,368	$—	1,206,354	$1	$17,730	20,000	$(240)	$8,311	$—	$25,802
Net income	—	—	—	—	—	—	—	419	281	700
Rubicon acquisition remeasurement	—	—	—	—	(2,590)	—	—	—	5,017	2,437
Dividends to preferred stockholders	—	—	—	—	(100)	—	—	—	—	(100)
Stock-based compensation	—	—	—	—	62	—	—	—	—	62
Balance - December 31, 2025	11,368	$—	1,206,354	$1	$15,102	20,000	$(240)	$8,730	$5,298	$28,891

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	NONCONTROLLING INTERESTS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$	$
Balance - September 30, 2024	11,368	$—	1,206,354	$1	$17,084	20,000	$(240)	$2,656	$—	$19,501
Net income	—	—	—	—	—	—	—	659	—	659
Dividends to preferred stockholders	—	—	—	—	(86)	—	—	—	—	(86)
Dividends to non-controlling interest	—	—	—	—	(243)	—	—	—	—	(243)
Stock-based compensation	—	—	—	—	122	—	—	—	—	122
Balance - December 31, 2024	11,368	$—	1,206,354	$1	$16,877	20,000	$(240)	$3,315	$—	$19,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$700	$659
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for uncollectible accounts	345	36
Depreciation	177	159
Deferred income taxes, net	195	—
Gain on consolidation of acquisition	(849)	—
Amortization of intangible assets	829	641
Amortization of acquired inventory valuation	159	69
Amortization of loan costs	39	57
Loss on debt extinguishment	445	—
Stock-based compensation	62	122
Unrealized gain on marketable securities	(49)	(303)
Right of use non-cash lease expense	652	958
Fair value adjustments of contingent earnout liabilities	16	94
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,707)	82
Inventory	(18)	(225)
Prepaid expenses and other current assets	202	187
Security deposits and other long-term assets	91	(36)
Accounts payable and accrued expenses	(6,159)	(79)
Operating lease liabilities	(655)	(665)
Other liabilities	(2)	(2)
Net cash (used in) provided by operating activities:	(14,527)	1,754
Cash flows from investing activities:
Purchase of property and equipment	(88)	(91)
Disposal of property and equipment	29	—
Investment in marketable securities, net of dividends	(61)	(36)
Acquisitions, net of cash acquired	—	(197)
Net cash used in investing activities:	(120)	(324)
Cash flows from financing activities:
Proceeds from term loan	—	4,397
Repayments of term loan	(179)	—
Proceeds from long-term debt issuance	9,120	—
Proceeds from line of credit issuance	24,843	—
Repayment of term-debt	(8,283)	—
Repayment of lines of credit	(24,738)	—
Payment of deferred financing costs	(980)	—
Repayment of subordinate promissory notes	(245)	(448)
Proceeds from lines of credit, net	14,838	330
Repayment of acquisition loan	—	(3,700)
Dividends paid to non-controlling interests	—	(243)
Dividends paid to preferred shareholders	(725)	(84)
Earnout payment	(1,225)	—
Redemption of subsidiary stock	(2,024)	—
Net cash provided by financing activities	10,402	252
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,245)	1,682
Cash and cash equivalents and restricted cash at beginning of the period	12,040	3,082
Cash and cash equivalents and restricted cash at end of period	7,795	4,764
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$230	$503
Income taxes	$8	$(20)
Non-cash financing activities:
Dividends declared to preferred stockholders	$100	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands, except per share data)

1.
BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of Article 8 of Regulation S-X and the instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Janel Corporation (the “Company” or “Janel”) believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full fiscal year, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Foreign Currency

The Company translates foreign assets and liabilities at exchange rates in effect at the balance sheet dates, and the revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Exchange rate fluctuations on short-term intercompany loans are included in other expense in the consolidated statement of operations and comprehensive loss.

Noncontrolling Interests

The Company accounts for an equity interest in a less-than-wholly owned consolidated subsidiary that is not attributable, either directly or indirectly, to the Company as a noncontrolling interest in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The noncontrolling interest is recognized as equity in the Company’s consolidated balance sheets and presented separately from the equity attributable to the Company’s stockholders. Any change in ownership of a less-than-wholly-owned consolidated subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. The amounts of consolidated net income or loss attributable to the Company’s stockholders and noncontrolling interest are separately presented in the consolidated statements of operations. The Company’s net loss per share attributable to the Company’s stockholders excludes net losses attributable to noncontrolling interests.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Restricted Cash and Investments

In the second half of 2024, the Company began insuring certain risks through a newly formed wholly-owned captive insurance company, Gainesville Insurance Company, Inc. (“Gainesville”). In addition, we maintain insurance policies with third-party insurers. Gainesville maintains $250 in cash, cash equivalents, or equity investments at all times as required by state insurance regulations. As of both December 31, 2025 and September 30, 2025, Gainesville held $250 in restricted investments.

During the first quarter of 2025, as part of the Eighth Amendment (the “Eighth Santander Amendment”) to the Santander Loan Agreement (as defined herein), the Company deposited $2,164 into a restricted cash account. Following a pre-approved earnout payment in January 2025, the Company held $1,078 in a restricted cash account as of December 31, 2025 to be used for the final earnout payment that was made in January 2026.

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Accounts receivable and allowance for expected credit losses

Accounts receivable is recorded at the contractual amount. The Company records its allowance for expected credit losses based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The activity in the allowance for expected credit losses is as follows:

Balance as of September 30, 2025	$367
Provision for expected credit losses	345
Accounts receivable write-offs	(22)
Balance as of December 31, 2025	$690

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

The fair value of our reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of December 31, 2025.

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

The Company concluded that the fair value of intangibles and long-lived assets were not deemed to be impaired as of December 31, 2025.

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

The Company typically satisfies its performance obligations as services are rendered. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are rendered over time during the life of a shipment, including services at origin, freight and destination. At period end the Company evaluates shipments in-transit within the respective performance obligations to evaluate the earned revenue given the continuous transfer of control to the customer over the course of the shipment. Since control is transferred over-time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion. The Company fulfills nearly all of its performance obligations within a one- to two-month period. The transaction price is generally fixed for each performance obligation. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customer are excluded from revenue.

The Company evaluates whether amounts billed to customers should be reported as gross or net revenues. Generally, revenues are recorded on a gross basis when the Company is acting as principal and is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party. Revenues are recognized on a net basis when the Company is acting as agent, and we do not have latitude in carrier selection or in establishing rates with the carrier. Revenues recognized net were insignificant for the three months ended December 31, 2025 and 2024.

In the Logistics segment, the Company disaggregates its revenues by its four primary service categories: trucking, ocean freight, air freight, and customs brokerage and other. A summary of the Company’s revenues disaggregated by major service lines for the three months ended December 31, 2025 and 2024 was as follows :

	Three Months Ended December 31,
	2025	2024
Service Type
Trucking	$19,146	$17,720
Ocean freight	12,898	13,163
Air freight	8,608	7,676
Customs brokerage and other	10,177	7,527
Total logistics revenue	$50,829	$46,086

Life Sciences and Manufacturing

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents, diagnostic kits, and other immunoreagents for biomedical research and antibody manufacturing.

Revenues from the Company’s Manufacturing segment, which is comprised of Indco, Inc. (“Indco”), a wholly-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries, are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories, and Rubicon Technology, Inc. (“Rubicon”), majority-owned subsidiary of the Company that sells monocrystalline sapphire for applications in optical and industrial systems. Revenues for Life Sciences and Manufacturing are recognized when products are shipped and control of the product, title, and risk of loss have been transferred to the customers.

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

2.
ACQUISITIONS AND INVESTMENTS

Fiscal 2026 Acquisitions

Manufacturing

On October 14, 2025, Janel Corporation and Rubicon completed the transfer (the “Contribution”) of all of the issued and outstanding membership interests in Janel Group LLC (“Janel Group”), a New York limited liability company and a wholly owned subsidiary of Janel Corporation, held by Janel Corporation in exchange for 7,000,000 newly issued shares of Rubicon’s common stock, par value $0.001 per share (“Rubicon Common Stock”), pursuant to a contribution agreement dated as of August 20, 2025 between the Company and Rubicon. The Company determined the transaction represents a business combination under ASC 805, Business Combinations in which the Company is the accounting acquirer. The purchase price accounting related to this acquisition is preliminary and subject to subsequent adjustment. Prior to the acquisition, the Company held a 46.6% equity interest in Rubicon. Immediately following the acquisition, the Company obtained a controlling financial interest in Rubicon through its ownership of 86.5% of Rubicon’s outstanding equity.

Rubicon is a U.S.-based advanced distributor of monocrystalline sapphire for applications in optical and industrial systems. Rubicon sells its products on a global basis to customers in North America, Europe and Asia and leases its operating and storage facilities in the Chicago metropolitan area on a month-to-month basis.

The fair value of the total consideration transferred was $9,082, which consisted of the acquisition-date fair value of the 13.5% equity interest of Janel Group transferred in exchange for the newly issued shares of Rubicon Common Stock at $3,105, $4,631 of acquisition-date fair value of the previously held equity interest in Rubicon, and the acquisition-date fair value of $1,346 of the noncontrolling interest held by other investors in exchange for $10,128 of deferred tax assets and the assumption of $197 of net liabilities.

The fair value of the identifiable net assets exceeded the consideration transferred including the fair value of the previously held equity interest and fair value of the noncontrolling interest as it was an opportunistic acquisition. The resulting excess of $849 due to the limited market for the underlying assets was recognized as a gain on consolidation of acquisition on the acquisition date, which primarily reflects the excess value of the deferred tax assets. The gain on acquisition was recognized in gain on consolidation of acquisition in the unaudited condensed consolidated statements of operations.

The estimate of the fair value of assets and liabilities, which consisted primarily of deferred tax assets, required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ materially from these estimates.

Prior to the business combination, the Company held a noncontrolling equity interest in Rubicon, which was recorded under the fair value option method to equity method investment, and the changes in the fair value of the investment were included in Other (expense) income, net in the condensed consolidated statements of operations. At the acquisition date, the acquisition did not result in a gain or loss associated with the remeasurement because its previously held equity interest was measured at fair value prior to the acquisition.

Subsequent to the closing of the Contribution, on November 17, 2025, the Company commenced a tender offer to purchase shares of Rubicon Common Stock at $4.75 per share in cash. On November 17, 2025, the tender offer was completed, and the Company purchased 426,000 shares of Rubicon Common Stock for an aggregate cash consideration of $2,024, and the shares of Rubicon common stock were transferred to Janel Corporation on November 17, 2025. After the tender offer, the Company owns approximately 91.0% of Rubicon’s outstanding common stock. The carrying amount of the noncontrolling interest has been adjusted, and the difference between the cash consideration paid and the change in the noncontrolling interest of $510 was recorded in the Company’s paid-in capital during the three months ended December 31, 2025, and no gain or loss was recorded.

Fiscal 2025 Acquisitions

Logistics

On August 1, 2025, the Company acquired a customer list and other intangible assets of, and hired the employees of, a customs broker and freight forwarder, which we include in our Logistics segment.

On September 2, 2025, the Company completed a business combination whereby it acquired a majority ownership position in Interlog USA, Inc. (“Interlog”) for an aggregate purchase price of $9,410 and recorded a liability of $1,580 relating to the non-controlling interest. At closing, the Company purchased 80% of the outstanding stock of Interlog for $6,825 in cash with an additional $1,005 to be paid within 90 days subject to the achievement of certain integration goals, which was paid in full as of December 31, 2025. The additional payment was paid in full in December 2025. The Company also agreed to purchase the remaining 20% of Interlog stock two years from the closing date for an amount equal to two times Interlog’s average annual gross profit for the year ended December 31, 2027. The acquisition was funded through our existing asset-backed facility with Santander Bank, N.A (“Santander”). In connection with the combination, the Company recorded an aggregate of $4,264 in goodwill and $5,844 in other identifiable intangibles during the quarter ended September 30, 2025. Interlog is a non-asset-based freight forwarder and domestic truck broker. The acquisition of Interlog was completed to expand our service offerings in our Logistics segment.

Life Sciences

On June 4, 2025, the Company acquired a majority ownership position in Biosensis Pty Ltd ("Biosensis") for an aggregate purchase price of $5,136, net of $199 cash received and net non-interest-bearing liabilities assumed of $166. Additionally, the Company assumed debt of $563 and recorded a liability of $1,486 relating to the non-controlling interest during the quarter ended June 30, 2025. At closing, the Company purchased 80% of the outstanding common stock of Biosensis for $2,754 in cash and $298 in the form of a conversion of a note receivable. The Company and the former shareholders have put-call options exercisable on June 4, 2028 for the remaining 20% of outstanding common stock. The acquisition was funded by the Company’s existing acquisition draw facility with First Merchants Bank (“First Merchants”), and the results of operations of Biosensis are included in Janel’s consolidated results of operations since the date of the acquisition. In connection with the acquisition, the Company recorded an aggregate of $2,607 in goodwill and $1,700 in other identifiable intangible assets during the quarter ended June 30, 2025.. Biosensis is a developer and manufacturer of antibodies and cell culture media for research and diagnostic uses. Biosensis was founded in 2006 and is headquartered in Thebarton, Australia. The acquisition of Biosensis was completed to expand our product offerings in our Life Sciences segment.

3.
INVENTORY

Inventories consisted of the following:

	December 31, 2025	September 30, 2025
Finished goods	$2,476	$1,514
Work-in-process	1,259	1,424
Raw materials	805	1,679
Gross inventory	4,540	4,617
Less – reserve for inventory valuation	(413)	(410)
Inventory, net	$4,127	$4,207

4.
INTANGIBLE ASSETS

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of December 31, 2025 and September 30, 2025 :

	December 31, 2025	September 30, 2025	Life	Weighted Avg Remaining Life
Customer relationships	$37,725	$37,725	10-24 Years	9.8 Years
Trademarks/names	5,110	5,110	1-20 Years	10.2 Years
Other	2,192	2,192	2-22 Years	10.0 Years
Gross book value	45,027	45,027
Less: Accumulated amortization	(15,379)	(14,550)
Trademarks/names	521	521	Indefinite
Intangible assets, net	$30,169	$30,998

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets by segment as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Logistics	$29,363	$29,363
Life Sciences	8,485	8,485
Manufacturing	7,700	7,700
Gross book value	45,548	45,548
Less: Accumulated amortization	(15,379)	(14,550)
Intangible assets, net	$30,169	$30,998

Amortization expense for the three months ended December 31, 2025 and 2024 was $829 and $641, respectively.

The future amortization of these intangible assets is expected to be as follows:

Fiscal Year 2026 (remaining)	$2,487
Fiscal Year 2027	3,278
Fiscal Year 2028	3,235
Fiscal Year 2029	3,188
Fiscal Year 2030	2,910
Thereafter	14,550
Total	$29,648

5.
GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of goodwill balances by segment as of December 31, 2025 and September 30, 2025 was as follows:

	December 31, 2025	September 30, 2025
Logistics	$17,768	$17,768
Life Sciences	8,778	8,778
Manufacturing	5,046	5,046
Total goodwill	$31,592	$31,592

6.
LONG-TERM DEBT

The table below sets forth the total long-term debt, net of unamortized debt issuance cost, as of September 30, 2025 and December 31, 2025, respectively:

	December 31, 2025	September 30, 2025
Total debt	$9,120	$8,445
Less: unamortized debt issuance costs	(981)	(368)
Less: current portion of long-term debt	(682)	(911)
Total outstanding long-term debt	$7,457	$7,166

These obligations mature as follows:

Fiscal year 2026 (remaining)	$511
Fiscal year 2027	686
Fiscal year 2028	691
Fiscal year 2029	697
Fiscal year 2030	703
Thereafter	5,832
Total	$9,120

Current Credit Facility

The 2025 Credit Facility

On December 29, 2025, the Company entered into a new credit facility agreement (the “2025 Credit Facility”) with Santander Bank and First Merchants Bank. The 2025 Credit Facility provides for a $40,000 Asset-Based Revolving Credit Facility (“Revolving Facility”), a $6,000 Term Loan (“Term Loan”), a $3,120 Mortgage Loan (“Mortgage Loan”) and a $10,000 Revolving Credit Facility (“RCF”) to be used for acquisitions, for an aggregate commitment of $59,120. The Revolving Facility, Term Loan and Mortgage Loans mature on December 29, 2030. The RCF matures on December 29, 2027, with any outstanding borrowings at that time being converted into a three-year term loan. Interest on the 2025 Credit Facility accrues at an annual rate equal to either a base rate or, at the election of the Company, a rate based on the term Secured Overnight Financing Rate (“Term SOFR”) for the applicable interest period, plus an applicable margin ranging from 1.7% to 3.0%, based upon the consolidated senior leverage ratio of the Company (as defined in the agreement governing the 2025 Credit Facility). The Revolving Facility and RCF have a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum.

For borrowings under the 2025 Credit Facility, the Company is subject to a minimum debt consolidated fixed charge coverage ratio of 1.2, a maximum consolidated leverage ratio of 4.5, and a maximum consolidated secured leverage ratio of 3.5 (each as defined in the agreement governing the 2025 Credit Facility). All financial covenants are calculated based on consolidated results.

The proceeds under the 2025 Credit Facility were used to repay the Company’s outstanding loan balance of $33,021 under its existing credit facilities and pay loan initiation fees of $942. In connection with the 2025 Credit Facility, the Company recorded a loss of approximately $445 on the write-off of unamortized capitalized loan costs on the extinguishment of the credit agreement entered into with First Merchants Bank on April 25, 2023 (the "First Merchants Credit Agreement"), which is recorded in Other (expense) income, net in the condensed consolidated statements of operations for the three months ended December 31, 2025.

As of December 31, 2025, $18,843 and $18,477 were the amounts outstanding and available for borrowing, respectively, under the Revolving Facility. The effective interest rate on such borrowings outstanding was 6.35% per annum.

The Company was in compliance with the financial covenants defined in the 2025 Credit Facility as of December 31, 2025.

Prior Credit Facilities

The Santander Facility

The wholly-owned subsidiaries that comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, had a Loan and Security Agreement (as amended, the “Santander Loan Agreement”) with Santander Bank with respect to a revolving line of credit facility (the “Santander Facility”). The Company entered into an 8th Amendment to the Santander Loan Agreement on November 1, 2024, allowing for maximum borrowings of $35,000 under the Santander Facility. Interest accrued at an annual rate equal to the one-month SOFR plus 2.35%. The Santander Loan Agreement had a maturity date of September 21, 2026.

As of December 31, 2025, no amounts were outstanding under the Santander Facility as the debt was extinguished on December 29, 2025 using proceeds received from the 2025 Credit Facility. As of September 30, 2025, outstanding borrowings under the Santander Facility was $0, representing 0% of the $35,000 available thereunder (subject to certain limitations), and interest was accruing at an effective interest rate of 6.68%. During the three months ended December 31, 2025, the Company subsequently drew on the 2025 Credit Facility for $20,838 to fully pay off the Santander Facility. See “The 2025 Credit Facility” above for additional details.

The First Merchants Credit Agreement

On April 25, 2023, Indco and certain other subsidiaries of the Company that are part of the Life Sciences and Manufacturing segments (together with Indco, the “Borrowers” and each, a “Borrower”), entered into a credit agreement (the “First Merchants Credit Agreement”) with First Merchants Bank. The First Merchants Credit Agreement was amended on November 22, 2024 to provide for, among other changes, the conversion and extinguishment of the $3,700 under the existing Acquisition A loan into the Term A loan, an incremental increase to the Term A loan of $1,000, the establishment of a new Acquisition B loan with a borrowing capacity of $7,000, and the extension of the revolving line of credit.

Interest accrued on the previously outstanding revolving Term A loan and Acquisition B loans at an annual rate equal to one-month adjusted Term SOFR plus either (i) 2.75% (if the Borrowers’ total funded debt to EBITDA ratio is less or equal to 1.75:1.00) or (ii) 3.50% (if the Borrowers’ total funded debt to EBITDA ratio is greater than to 1.75:1.00). Interest accrued on the existing Term B loan at an annual rate equal to the Term A loan. The revolving line of credit had a maturity date of November 22, 2029, and the Acquisition B loan had a maturity date of November 22, 2026.

As of December 31, 2025, no amounts were outstanding under the First Merchants Credit Agreement as the debt was extinguished on December 29, 2025 using proceeds received from the 2025 Credit Facility. As of September 30, 2025, there were $2,900 of outstanding borrowings under the acquisition loan, $7,885 of outstanding borrowings under the Term A loan, $559 of outstanding borrowings under the Term B loan and $1,000 of outstanding borrowings on the revolving loan, with interest accruing on all four loans at an effective interest rate of 6.89%. During the three months ended December 31, 2025, the Company subsequently drew on the 2025 Credit Facility for $12,182 to fully pay off the First Merchants Credit Agreement. See “The 2025 Credit Facility” above for additional details.

7.
SUBORDINATED PROMISSORY NOTES - RELATED PARTY

Janel is the obligor on four fixed 4% subordinated promissory notes totaling $6,000 in the aggregate (together, the “ELFS Subordinated Promissory Notes”), payable to certain former shareholders of Expedited Logistics and Freight Services, LLC (“ELFS”), in connection with the Company’s business combination whereby it acquired all the membership interest of ELFS and its related subsidiaries. All of the ELFS Subordinated Promissory Notes, as subsequently amended, are guaranteed by the Company and are subordinate to and junior in right of payment for principal, interest, premiums and other amounts payable to the 2025 Credit Facility. The ELFS Subordinated Promissory Notes are payable in quarterly installments of principal together with accrued interest through July 2028.

As of September 30, 2025, the amount outstanding under the ELFS Subordinated Promissory Notes was $2,940, of which $1,174 was included in the current portion of subordinated promissory notes and $1,766 was included in the long-term portion of subordinated promissory notes.

As of December 31, 2025, the gross amount outstanding under the ELFS Subordinated Promissory Notes was $2,695, of which $1,174 was included in the current portion of subordinated promissory notes and $1,521 was included in the long-term portion of subordinated promissory notes.

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

(A)
Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) are entitled to receive annual dividends at a rate of 5% per annum of the original issuance price of $500 per share, when and if declared by the Company’s Board of Directors, and increased by 1% on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of December 31, 2025 and September 30, 2025 was 7%. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued dividends thereon. The liquidation value of Series C Stock was $6,708 and $7,333 as of December 31, 2025 and September 30, 2025, respectively.

For the three months ended December 31, 2025 and 2024, the Company declared dividends on Series C Stock of $100 and $86, respectively. As of December 31, 2025 and September 30, 2025, the Company had accrued dividends of $1,024 and $1,649, respectively.

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

The following table summarizes activities under the 2017 Equity Incentive Plan for the indicated periods:

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

The fair values of our employee option awards were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	2026	2025
Risk-free interest rate	3.72%	3.45%
Expected option term in years	5.5	4.5 - 6.0
Expected volatility	57.73%	49.40%
Dividend yield	—%	—%
Weighted average grant date fair value	$19.87	$12.91 - $19.86

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balances, September 30, 2025	62,493	$28.35	6.5	$705.34
Granted	12,500	$36.01	5.5	$—
Outstanding balances, December 31, 2025	74,993	$29.63	6.8	$914.79
Exercisable at December 31, 2025	62,493	$28.35	6.2	$864.92

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s Common Stock at December 31, 2025 of $40.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of December 31, 2025, there was $186 unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized over the next fiscal year.

9.
INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
(in thousands, except per share data)	2025	2024
Income:
Consolidated net income	$700	$659
Net income attributable to noncontrolling interests	(281)	—
Net income attributable to Janel Corporation	419	659
Preferred stock dividends	(100)	(86)
Non-controlling interest dividends	—	(243)
Net income attributable to common stockholders	$319	$330

Common Shares:
Basic - weighted average common shares	1,186	1,186
Effect of dilutive securities:
Stock options	19	19
Diluted - weighted average common stock	1,205	1,205

Income per Common Share:
Basic
Consolidated net income	$0.59	$0.56
Net income attributable to noncontrolling interests	(0.24)	—
Preferred stock dividends	(0.08)	(0.07)
Noncontrolling interest dividends	—	(0.20)
Net income attributable to common stockholders	$0.27	$0.29
Diluted
Consolidated net income	$0.58	$0.55
Net income attributable to noncontrolling interests	(0.23)	—
Preferred stock dividends	(0.08)	(0.07)
Noncontrolling interest dividends	—	(0.20)
Net income attributable to common stockholders	$0.27	$0.28

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 35 and 22.5 anti-dilutive shares for the three-month periods ended December 31, 2025 and 2024, respectively.

10.
INCOME TAXES

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations for the three-month periods ended December 31, 2025 and 2024 is as follows:

	Three Months Ended December 31,
	2025	2024
Federal taxes at statutory rates	$(341)	$(180)
Permanent differences	(1)	50
State and local taxes, net of federal benefit	(103)	(68)
Total income tax expense	$(445)	$(198)

11.
BUSINESS SEGMENT INFORMATION (in thousands)

As referenced above in Note 1, the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2025:

For the three months ended December 31, 2025	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$56,039	$50,829	$3,404	$1,806	$—
Forwarding expenses and cost of revenues	37,922	36,429	580	913	—
Gross profit	18,117	14,400	2,824	893	—
Selling, general and administrative	16,310	10,978	2,486	932	1,914
Amortization of intangible assets	829	—	—	—	829
Income (loss) from operations	978	3,422	337	(38)	(2,743)
Interest expense	305	100	126	79	—
Identifiable assets	176,116	89,437	11,626	13,427	61,626
Capital expenditures, net of disposals	59	9	46	4	—

The manufacturing segment includes result from Rubicon starting on the acquisition date of October 14, 2025.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three months ended December 31, 2024:

For the three months ended December 31, 2024	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$51,354	$46,086	$2,983	$2,285	$—
Forwarding expenses and cost of revenues	36,212	34,708	450	1,054	—
Gross profit	15,142	11,378	2,533	1,231	—
Selling, general and administrative	13,292	9,368	1,999	941	984
Amortization of intangible assets	641	—	—	—	641
Income (loss) from operations	1,209	2,010	534	290	(1,625)
Interest expense	666	484	117	65	—
Identifiable assets	111,246	43,491	11,358	3,914	52,483
Capital expenditures, net of disposals	91	11	78	2	—

12.
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

This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy :

Assets	December 31, 2025	September 30, 2025
Level 1 Investment in Rubicon at fair value	$—	$4,631
Level 1 Investment in other marketable securities at fair value	142	33
Level 1 Restricted investment in other marketable securities at fair value	250	250
Total Investment in marketable securities at fair value	$392	$4,914

The following table sets forth a summary of the changes in the marketable securities and restricted investments during the first quarter:

Total marketable securities and restricted investments, September 30, 2025	$4,914
Acquisition of controlling financial interest of Rubicon	(4,631)
Purchase of securities (net of sales)	109
Total marketable securities and restricted investments, December 31, 2025	$392

On August 19, 2022, the Company acquired 1,108,000 shares of Rubicon common stock at a price per share of $20.00, in a cash tender offer. As of September 30, 2025, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC Topic 320, Investments - Debt Securities. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provides a better indicator of value. The investment in Rubicon was re-measured at the end of each quarter based on the trading price, and any change in the value was reported in the condensed statement of operations as an unrealized gain or loss on marketable securities in Other (expense) income, net.

On October 14, 2025, the Company acquired an additional 7,000,000 shares of Rubicon Common Stock and obtained a controlling financial interest in Rubicon through its ownership of 86.5% of outstanding equity resulting in consolidation of Rubicon from the acquisition date. Immediately prior to the business combination, the investment was measured at fair value. In connection with the closing of the Contribution, the Company commenced a tender offer to purchase 426,000 shares of Rubicon common stock at $4.75 per share in cash, which expired on November 12, 2025. The shares of Rubicon common stock were transferred to Janel Corporation on November 17, 2025. After the tender offer, Janel Corporation owns approximately 91.0% of Rubicon’s common stock outstanding. See Note 2 – Acquisitions and Investments.

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which was measured at fair value on a recurring basis prior to October 14, 2025, utilizing Level 1 assumptions in its valuation:

	December 31, 2025	September 30, 2025
Balances at beginning of period	$4,631	$1,518
Fair value adjustment to Rubicon investment	(4,631)	3,113
Balances at end of period	$—	$4,631

There were no level 2 or 3 assets as of December 31, 2025 and September 30, 2025. There were no transfers between investment levels as of December 31, 2025, and September 30, 2025.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

Contingent earnout liabilities	December 31, 2025	September 30, 2025
Level 1 Contingent earnout liabilities	$1,143	$1,143
Level 3 Contingent earnout liabilities	1,389	2,599
Total contingent earnout liabilities	$2,532	$3,742

These liabilities relate to the estimated fair value of earnout payments due to former business owners at previously acquired companies. The level 1 contingent earnout is fixed. The Company determined the fair value of the Level 3 contingent earnout liability using forecasted results through the expected earnout periods. The principal inputs to the approach include expectations of the specific business’s revenues in fiscal years 2025 through 2026 using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent earnout liability is classified within Level 3 of the fair value hierarchy.

On June 5, 2024, the Company completed a business combination whereby it acquired a majority ownership position in Airschott, a non-asset-based freight forwarder and customs broker. As part of the business combination, the Company agreed to purchase the remaining 20% of Airschott stock in three years for deferred consideration of the greater of 20% of 1.25 times the trailing twelve months gross profit of Airschott or $1,200.

The current and non-current portions of the fair value of the contingent earnout liabilities as of December 31, 2025 were $1,367 and $1,165, respectively. The current and non-current portions of the fair value of the contingent earnout liabilities as of September 30, 2025 were $2,592 and $1,150, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation:

	December 31, 2025	September 30, 2025
Balances at beginning of period	$3,742	$3,381
Fair value of contingent consideration recorded in connection with business combinations	—	1,005
Earnout payment	(1,225)	(1,078)
Fair value adjustment of contingent earnout liabilities	15	434
Balances at end of period	$2,532	$3,742

13.
LEASES

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liability; and operating lease liability, net of current portion in our consolidated balance sheets. Assets and obligations related to finance leases are included in property and equipment, net; current portion of finance lease liability; and finance lease liability, net of current portion in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The Company’s agreements with lease and non-lease components are all accounted for as a single lease component.

For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term.

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of December 31, 2025, the remaining terms of the Company’s operating leases were between one month and 98 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease expense for the three-month periods ended December 31, 2025 and 2024 are as follows:

	Three Months Ended December 31,
	2025	2024
Operating lease expense	$653	$655
Short-term lease expense	72	52
Total lease expense	$725	$707

Operating lease right of use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of December 31, 2025 were $7,221, $2,097 and $5,785, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2025 were $7,760, $2,114 and $6,310, respectively.

During the three months ended December 31, 2025, the Company did not modify or enter into any new operating leases.

As of December 31, 2025 and September 30, 2025, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.3 years and 7.19% and 4.5 years and 6.13%, respectively.

Cash paid for amounts included in the measurement of operating lease obligations were $655 and $665 for the three months ended December 31, 2025 and 2024, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2025 are as follows for each of the fiscal years ending September 30 of :

Fiscal year 2026 (remaining)	$1,887
Fiscal year 2027	2,416
Fiscal year 2028	2,383
Fiscal year 2029	932
Fiscal year 2030	488
Thereafter	867
Total undiscounted lease payments	8,973
Imputed interest	(1,091)
Total lease liabilities	$7,882

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three months ended December 31, 2025, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("the Report") contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant change to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or we may spend resources exploring acquisitions that are not consummated; risks associated with litigation and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our ability to utilize anticipated tax benefits; the impact of volatile or changing interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; changes or developments in U.S. laws or policies, including the potential imposition of tariffs; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; the impact of catastrophic events, such as health crises, natural disasters and armed conflict; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies that host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; the impact of higher carrier prices; risks related to the classification of owner-operators in the transportation industry; recessions, economic developments and other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by a small number of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Our Business Segments

Logistics

The Company’s Logistics segment is majority-owned and comprised of several subsidiaries. The Logistics segment is a non-asset based, full-service provider of cargo transportation logistics management services, including freight forwarding via air, ocean and land-based carriers; customs brokerage services; warehousing and distribution services; trucking and other value-added logistics services. In addition to these revenue streams, the Company earns accessorial revenues in connection with its core services. Accessorial revenues include, but are not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

On August 1, 2025, the Company acquired a customer list and other intangible assets and hired the employees of a customs broker and freight forwarder, which we include in our Logistics segment.

On September 2, 2025, the Company completed a business combination whereby it acquired a majority ownership position in Interlog USA, Inc., a non-asset-based freight forwarder and domestic truck broker, which we include in our Logistics segment. On that date, the Company purchased 80% of the outstanding stock of Interlog. The Company also agreed to purchase the remaining 20% of Interlog stock two years from the closing date, subject to certain closing conditions.

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

On June 4, 2025, the Company completed a business combination in which it acquired 80% of the outstanding stock of Biosensis, a biotech company in Australia focused on accelerating the development of new drugs for brain diseases, which we include in our Life Sciences segment. The Company and the former shareholders of Biosensis have put-call options, exercisable on June 4, 2028, for the Company to acquire the remaining 20% of outstanding Biosensis common stock.

Manufacturing

The Company’s Manufacturing segment is comprised of Indco, Inc. (“Indco”) and Rubicon Technology, Inc. (“Rubicon”).

Indco is a wholly owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries. Indco’s customer base is comprised of small- to mid-sized businesses as well as other larger customers for which Indco fulfills repetitive production orders.

Rubicon, a majority-owned subsidiary of the Company, is a U.S.-based advanced distributor of monocrystalline sapphire for applications in optical and industrial systems. Rubicon sells its products on a global basis to customers in North America, Europe and Asia and maintains its operating facility in the Chicago metropolitan area.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses during the reporting period.

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our board of directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on December 5, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the three months ended December 31, 2025.

NON-GAAP FINANCIAL MEASURES

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures, in particular adjusted operating income, which is not based on or included in U.S. GAAP (we refer to these as “non-GAAP financial measures”).

Organic Revenue and Organic Revenue Growth

Our non-GAAP financial measure of organic revenue represents revenues excluding revenues from acquisitions within the preceding 12 months. Organic revenue growth represents revenue growth excluding revenues from acquisitions within the preceding 12 months. Management believes that the presentation of organic revenue growth provides a useful period-to-period comparison of revenues as it excludes revenues from acquisitions that would not be included in the comparable prior period.

Organic Gross Profit and Organic Gross Profit Growth

Our non-GAAP financial measure of organic gross profit represents gross profit excluding gross profit from acquisitions within the preceding 12 months. Organic gross profit growth represents gross profit growth excluding gross profit from acquisitions within the preceding 12 months. Management believes that the presentation of organic gross profit growth provides a useful period-to-period comparison of gross profit as it excludes gross profit from acquisitions that would not be included in the comparable prior period.

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

We believe that organic revenue, organic revenue growth, organic gross profit, organic gross profit growth and adjusted operating income provide useful information in understanding and evaluating our operating results. However, organic revenue, organic revenue growth, organic gross profit, organic gross profit growth and adjusted operating income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for total revenues, gross profit, operating income or any other operating performance measures calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business has material limitations because the calculations are based on a subjective determination by management regarding the nature and classification of events and circumstances that users of the financial statements may find significant.

In addition, although other companies in our industries may report measures titled organic revenue, organic revenue growth, organic gross profit, organic gross profit growth, adjusted operating income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate our non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider organic revenue, organic revenue growth, organic gross profit, organic gross profit growth and adjusted operating income alongside other financial performance measures, including total revenues, gross profit, operating income and our other financial results presented in accordance with U.S. GAAP.

Results of Operations – Janel Corporation – Three Months Ended December 31, 2025 and 2024 (unaudited)

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended December 31,
	2025	2024
Revenue	$56,039	$51,354
Forwarding expenses and cost of revenue	37,922	36,212
Gross profit	18,117	15,142
Total operating expenses	17,139	13,933
Income from operations	978	1,209
Net income attributable to Janel Corporation	419	659
Adjusted operating income	$2,028	$2,041

Consolidated revenue for the three months ended December 31, 2025 were $56,039, which was $4,685, or 9.1%, higher than the prior year period. Revenues over this period increased primarily due to the inclusion of revenue from acquired businesses.

Income from operations for the three months ended December 31, 2025 was $978 compared with $1,209 in the prior year period. The decrease for the three months ended December 31, 2025 resulted from less income from operations at the Life Sciences and Manufacturing segments and higher professional service expenses in the Corporate segment, partially offset by higher income from operations at the Logistics segment.

Net income attributable to Janel Corporation for the three months ended December 31, 2025 totaled $419, or $0.58 per diluted share, compared to net income of $659, or $0.55 per diluted share, for the three months ended December 31, 2024. The increase in net income attributable to Janel Corporation was largely due to greater income from operations in our Logistics segment.

Adjusted operating income for the three months ended December 31, 2025 was $2,028, a decrease of $13, compared to $2,041 during the same period of the prior year. The decrease resulted primarily from higher Corporate segment expenses as described above and less income from operations at the Life Sciences and Manufacturing segments, partially offset by higher income from operations at the Logistics segment.

The following table sets forth a reconciliation of income from operations, the most directly comparable GAAP measure, to adjusted operating income:

	Three Months Ended December 31,
	2025	2024
Income from operations	$978	$1,209
Add: Amortization of intangible assets	829	641
Add: Stock-based compensation	62	122
Add: Expense recognized on sale of acquired inventory	159	69
Adjusted operating income	$2,028	$2,041

Results of Operations – Logistics – Three Months Ended December 31, 2025 and 2024 (unaudited)

Our Logistics segment helps its clients’ move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include freight forwarding via air, ocean and land-based carriers; customs brokerage services; warehousing and distribution services; trucking and other value-added logistics services. In addition to these revenue streams, the Logistics segment earns accessorial revenues in connection with its core services. Accessorial revenues include, but are not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

	Three Months Ended December 31,
	2025	2024

Revenue	$50,829	$46,086
Forwarding expenses	36,429	34,708
Gross profit	14,400	11,378
Gross profit margin	28.2%	24.7%
Selling, general and administrative expenses	10,978	9,368
Income from operations	$3,422	$2,010

Revenues

Total revenue for the three months ended December 31, 2025 was $50,829 compared to $46,086 for the three months ended December 31, 2024. The $4,743, or 10.3%, increase was primarily due to the inclusion of revenue from acquired businesses.

Gross Profit

Gross profit for the three months ended December 31, 2025 was $14,400 compared to $11,378 for the three months ended December 31, 2024. The $3,022, or 26.6%, increase was primarily driven by two acquisitions. Excluding these acquisitions, organic gross profit growth for the quarter was 13.1%. Additionally, gross profit margin increased to 28.2% during the three months ended December 31, 2025 from 24.7% during the same three-month period in 2024. The gross profit margin increased as overall freight rates declined versus the same period of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10,978 for the three months ended December 31, 2025 compared to $9,368 for the three months ended December 31, 2024. The $1,610, or 17.2%, increase was mainly due to higher headcount and related expenses from the fiscal year 2025 acquisitions.

Income from Operations

Income from operations increased to $3,422 for the three months ended December 31, 2025 from $2,010 for the three months ended December 31, 2024. The $1,412, or 70.2%, increase was driven by better gross profit margin in domestic-based services and the addition of acquisition revenues. from fiscal year 2025 acquisitions. The operating margin , which is defined as income from operations as a percentage of gross profit grew to 23.8% in the three months ended December 31, 2025, up from 17.7% during the same period of the prior year. The operating margin increased due to business growth, fiscal year 2025 acquisitions and lower period over period operating expenses.

Results of Operations – Life Sciences – Three Months Ended December 31, 2025 and 2024 (unaudited)

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies, as well as research and diagnostic reagents for, and provides custom services to academic, non-profit and commercial customers.

	Three Months Ended December 31,
	2025	2024

Revenue	$3,404	$2,983
Cost of sales	422	381
Expense recognized upon sale of acquired inventory	159	69
Gross profit	2,823	2,533
Gross profit margin	82.9%	84.9%
Selling, general and administrative expenses	2,486	1,999
Income from operations	$337	$534

Revenues

Total revenue for the three months ended December 31, 2025 was $3,404 compared to $2,983 for the three months ended December 31, 2024. The $421, or 14.1%, increase was primarily due to the Biosensis acquisition. Organic revenue growth, which excludes acquired revenues of $416, was essentially unchanged.

Gross Profit

For the three months ended December 31, 2025, gross profit rose 11.4% to $2,823, an increase of $290 over the $2,533 reported in the same period of the prior year. Gross profit margin during the three months ended December 31, 2025 was 82.9%, compared to 84.9% during the same period of the prior year. The 2.0% decrease in gross profit margin resulted from higher costs from the sale of acquired inventory, partially offset by improvements in product mix driven by recent acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,486 for the three months ended December 31, 2025 compared to $1,999 for the three months ended December 31, 2024. The $487, or 24.4%, increase was mainly due to the Biosensis acquisition.

Income from Operations

Income from operations decreased to $337 for the three months ended December 31, 2025 from $534 for the three months ended December 31, 2024. The $197, or 36.9%, decrease was primarily due to the inclusion of costs related to Biosensis which were not in the comparable prior period.

Results of Operations - Manufacturing – Three Months Ended December 31, 2025 and 2024

The Company’s Manufacturing segment consists of Indco and Rubicon. Indco produces and distributes specialized mixing equipment to a diverse customer base across various industries. Rubicon is a U.S.-based advanced distributor of monocrystalline sapphire for applications in optical and industrial systems. Rubicon sells its products on a global basis to customers in North America, Europe and Asia.

The three months ended December 31, 2024 include only Indco operations, while the three months ended December 31, 2025 amounts include Rubicon balances from October 14, 2025 (the date of majority ownership) through December 31, 2025. See Note 2, Acquisitions and Investments, to our condensed consolidated financial statements.

	Three Months Ended December 31,
	2025	2024

Revenue	$1,806	$2,285
Cost of sales	913	1,054
Gross profit	893	1,231
Gross profit margin	49.4%	53.9%
Selling, general and administrative expenses	932	941
Income (loss) from operations	$(39)	$290

Revenues

Total revenue for the three months ended December 31, 2025 was $1,806 compared to $2,285 for the three months ended December 31, 2024. The $479, or 21.0%, decrease was primarily due to a decline in sales volumes due to general economic conditions.

Gross Profit

Gross profit was $893 and $1,231 for the three months ended December 31, 2025 and 2024, respectively, a decrease of $338. Gross profit margin for the three months ended December 31, 2025 and 2024 was 49.4% and 53.9%, respectively. The quarter-over-quarter decrease in gross profit margin was due to the decrease in sales volume and an unfavorable product mix variance for Indco.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $932 for the three months ended December 31, 2025 compared to $941 for the three months ended December 31, 2024. The $9, or 1.0%, decrease was due to lower personnel costs.

Income (Loss) from Operations

For the three months ended December 31, 2025, loss from operations was $39, a decrease from $290 in operating income reported for the same period of the prior year. The decrease was primarily driven by lower sales volume for Indco.

Results of Operations – Corporate and Other – Three Months Ended December 31, 2025 and 2024 (unaudited)

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended December 31,
	2025	2024
Total income from operating segments	$3,721	$2,834
Corporate expenses	(1,852)	(862)
Amortization of intangible assets	(829)	(641)
Stock-based compensation	(62)	(122)
Total corporate expenses	(2,743)	(1,625)
Interest expense	(305)	(666)
Gain on consolidation of acquisition	849	—
Other (expense) income, net	(377)	314
Net income before taxes	1,145	857
Income tax expense	(445)	(198)
Net income	$700	$659
Net income attributable to noncontrolling interests	(281)	—
Net income attributable to Janel Corporation stockholders	$419	$659
Preferred stock dividends	(100)	(86)
Non-controlling interest dividends	—	(243)
Net income attributable to common stockholders	$319	$330

Total Corporate Expenses

Total Corporate expenses increased $1,118, or 68.8%, to $2,743 for the three months ended December 31, 2025. This increase from $1,625 reported in the same period of the prior year was primarily driven by merger and acquisition-related expenses and amortization costs, both of which are recognized at the Corporate level, rather than within specific segments.

Interest Expense

For the three months ended December 31, 2025, Corporate interest expense decreased $361, or 54.2%, to $305 from $666 for the three months ended December 31, 2024. The decrease was primarily due to lower average revolving debt balances and lower interest rates.

Other (Expense) Income, Net

Other (expense) income, net decreased $691, or 220%, to $(377) for the three months ended December 31, 2025 due to the write-off of unamortized loan fees ($445) as a result of debt that resulted in an extinguishment.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $445 for the three months ended December 31, 2025, as compared to an income tax expense of $198 for the three months ended December 31, 2024. The increase in expense was primarily due to an increase in income from operations.

Consolidated Net Income

Consolidated net income was $700, or $0.58 per diluted share, for the three months ended December 31, 2025 compared to consolidated net income of $659 or $0.55 per diluted share, for the three months ended December 31, 2024. The increase in consolidated net income was largely due to higher profits in our Logistics segment.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended December 31, 2025 and 2024, preferred stock dividends were $100 and $86, respectively.

Net Income Attributable to Common Stockholders

Net income attributable to holders of Common Stock was $319, or $0.27 per diluted share, for the three months ended December 31, 2025 compared to net income attributable to holders of Common Stock of $330, or $0.28 per diluted share, for the three months ended December 31, 2024. The increase in net income attributable to common stockholders is largely due to decrease in noncontrolling interest dividends.

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

As a customs broker, our Logistics segment makes significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities primarily in the United States. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenues and expenses. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. These “pass through” billings may influence our traditional credit collection metrics.

For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes their systematic criteria used to evaluate which customers to provide extended payment terms to are appropriate and has historically experienced relatively insignificant collection problems. Generally, we do not make significant capital expenditures.

Our cash flow performance for first fiscal quarter of fiscal year 2026 is not necessarily indicative of future cash flow performance.

Cash flows from operating activities

Net cash (used in) provided by operating activities was $(14,527) for the three months ended December 31, 2025, versus $1,754 provided by operating activities for the three months ended December 31, 2024. The decrease in cash provided by operations for the three months ended December 31, 2025 compared to the prior year period was primarily due to increased accounts receivable and decreased accounts payable balances resulting from payment timing and higher transaction volumes.

Cash flows from investing activities

Net cash used in investing activities totaled $(120) for the three months ended December 31, 2025, versus $(324) for the three months ended December 31, 2024. The decrease in cash used in investing activities was primary due to decreases in payments for acquisitions.

Cash flows from financing activities

Net cash provided by financing activities was $10,402 for the three months ended December 31, 2025, versus net cash used in financing activities of $252 for the three months ended December 31, 2024. The change in net cash provided in financing activities was primarily due to proceeds from the lines of credit, partially offset by $2,024 paid to acquire additional shares of common stock of Rubicon and the contingent earnout payment.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements or obligations.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to interest rate risks on our Revolving Credit Facility. For every $1,000 outstanding on our Revolving Credit Facility, we will incur approximately $54 of interest expense. For every 1.0% increase in interest rates, our interest expense per $1,000 in borrowings will increase by approximately $10.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s overall internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.
RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2025 Annual Report.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended December 31, 2025. In addition, there were no shares of Common Stock purchased by us during the three months ended December 31, 2025.

ITEM 6.
EXHIBIT INDEX

* 2.1	Contribution Agreement, dated as of August 20, 2025, between Janel Corporation and Rubicon Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 22, 2025)
†10.1	Consulting Agreement, dated December 3, 2025, between Janel Corporation and John J. Gonzalez, II.
†10.2	Consulting Agreement, dated December 3, 2025 between Janel Corporation and Gerard van Kesteren.
†10.3	Consulting Agreement, dated December 3, 2025, between Janel Corporation and Karen Ryan.
10.4	Credit Agreement, dated December 29, 2025, by and among Janel Group LLC, a New York limited liability company, each of the subsidiaries of holding party thereto as a borrower, Janel Corporation, a Nevada corporation, the Persons from time to time party thereto as Guarantors, the Lenders party thereto and Santander Bank, N.A., a national banking association, as Administrative Agent.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).
101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2025 and 2024 in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months December 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith).

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

Dated: February 12, 2026	JANEL CORPORATION
(Registrant)

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 12, 2026	/s/ Nathan C. Shandy
Nathan C. Shandy
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)