Form 10-Q
period 2026-03-31
JANEL CORP
filed 2026-05-08
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 8, 2026 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended March 31, 2026

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2026	September 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$8,785	$10,962
Restricted cash	—	1,078
Accounts receivable, net of allowance for credit losses of $1,187 and $367, respectively	55,300	66,489
Inventory, net	3,902	4,207
Prepaid expenses and other current assets	6,410	6,095
Total current assets	74,397	88,831
Property and Equipment, net	5,795	5,971
Other Assets:
Intangible assets, net	29,340	30,998
Goodwill	31,592	31,592
Deferred tax assets, net	5,372	—
Restricted investments	250	250
Investment in marketable securities at fair value	263	4,664
Operating lease right of use asset	6,582	7,760
Security deposits and other long-term assets	597	687
Total other assets	73,996	75,951
Total assets	$154,188	$170,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$17,845	$3,801
Accounts payable - trade	73,589	98,244
Duties and taxes payable	4,457	4,323
Accrued expenses and other current liabilities	5,918	5,853
Dividends payable	1,024	1,649
Current portion of contingent earnout	39	2,592
Current portion of long-term debt	683	911
Current portion of subordinated promissory notes-related party	1,174	1,174
Current portion of operating lease liabilities	2,054	2,114
Total current liabilities	106,783	120,661
Other Liabilities:
Long-term portion of long-term debt	7,162	7,166
Long-term portion of contingent earnout	55	55
Long-term portion of subordinated promissory notes-related party	1,276	1,766
Mandatorily redeemable non-controlling interest	2,706	4,161
Deferred tax liabilities, net	—	4,547
Long-term portion of operating lease liabilities	5,173	6,310
Other liabilities	280	285
Total other liabilities	16,652	24,290
Total liabilities	123,435	144,951
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized	—	—
Series C 30,000 preferred stock shares authorized and 11,368 shares issued and outstanding as of March 31, 2026 and September 30, 2025, liquidation value of $6,708 as of March 31, 2026 and $7,333 as of September 30, 2025	—	—
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of both March 31, 2026 and September 30, 2025	1	1
Paid-in capital	15,965	17,730
Common treasury stock, at cost, 20,000 shares as of both March 31, 2026 and September 30, 2025	(240)	(240)
Accumulated earnings	9,447	8,311
Total Janel Corporation stockholders’ equity	25,173	25,802
Noncontrolling interests	5,580	—
Total stockholders' equity	30,753	25,802
Total liabilities and stockholders' equity	$154,188	$170,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues:
Logistics	$51,484	$44,044	$102,313	$90,130
Life Sciences and Manufacturing	5,960	6,687	11,170	11,955
Total revenues	57,444	50,731	113,483	102,085
Forwarding expenses and cost of revenues:
Forwarding expenses - Logistics	37,105	32,188	73,534	66,896
Cost of revenues - Life Sciences and Manufacturing	1,771	1,972	3,264	3,476
Total forwarding expenses and cost of revenues	38,876	34,160	76,798	70,372
Gross profit	18,568	16,571	36,685	31,713
Operating expenses:
Selling, general and administrative	16,194	13,759	32,504	27,051
Amortization of intangible assets	829	642	1,658	1,283
Total operating expenses	17,023	14,401	34,162	28,334
Income from operations	1,545	2,170	2,523	3,379
Other income and expenses:
Interest expense	(410)	(560)	(715)	(1,226)
Gain on consolidation of acquisition	—	—	849	—
Other (expense) income, net	66	245	(311)	559
Income before income taxes	1,201	1,855	2,346	2,712
Income tax expense	(202)	(415)	(647)	(613)
Consolidated net income	999	1,440	1,699	2,099
Net income attributable to non-controlling interests	(282)	—	(563)	—
Net income attributable to Janel Corporation	717	1,440	1,136	2,099
Preferred stock dividends	(112)	(108)	(212)	(194)
Non-controlling interest dividends	—	—	—	(243)
Net income available to common stockholders	$605	$1,332	$924	$1,662
Net income per share:
Basic	$0.84	$1.21	$1.43	$1.77
Diluted	$0.83	$1.19	$1.40	$1.74
Net income per share available to common stockholders:
Basic	$0.51	$1.12	$0.78	$1.41
Diluted	$0.50	$1.10	$0.76	$1.38
Weighted average number of shares outstanding:
Basic	1,186	1,186	1,186	1,186
Diluted	1,210	1,206	1,215	1,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	NONCONTROLLING INTERESTS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$	$
Balance - September 30, 2025	11,368	$—	1,206,354	$1	$17,730	20,000	$(240)	$8,311	$—	$25,802
Net income	—	—	—	—	—	—	—	419	281	700
Rubicon acquisition remeasurement	—	—	—	—	(2,590)	—	—	—	5,017	2,427
Dividends to preferred stockholders	—	—	—	—	(100)	—	—	—	—	(100)
Stock-based compensation	—	—	—	—	62	—	—	—	—	62
Balance - December 31, 2025	11,368	$—	1,206,354	$1	$15,102	20,000	$(240)	$8,730	$5,298	$28,891
Net income	—	—	—	—	—	—	—	717	282	999
Purchase of remaining interest in subsidiary	—	—	—	—	912	—	—	—	—	912
Dividends to preferred stockholders	—	—	—	—	(112)	—	—	—	—	(112)
Stock-based compensation	—	—	—	—	63	—	—	—	—	63
Balance - March 31, 2026	11,368	$—	$1,206,354	$1	$15,965	20,000	$(240)	$9,447	$5,580	30,753

	PREFERRED STOCK		COMMON STOCK		PAID-IN CAPITAL	COMMON TREASURY STOCK		ACCUMULATED EARNINGS	NONCONTROLLING INTERESTS	TOTAL EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$	$
Balance - September 30, 2024	11,368	$—	1,206,354	$1	$17,084	20,000	$(240)	$2,656	$—	$19,501
Net income	—	—	—	—	—	—	—	659	—	659
Dividends to preferred stockholders	—	—	—	—	(86)	—	—	—	—	(86)
Dividends to non-controlling interest	—	—	—	—	(243)	—	—	—	—	(243)
Stock-based compensation	—	—	—	—	122	—	—	—	—	122
Balance - December 31, 2024	11,368	$—	1,206,354	$1	$16,877	20,000	$(240)	$3,315	$—	$19,953
Net income	—	—	—	—	—	—	—	1,440	—	1,440
Dividends to preferred stockholders	—	—	—	—	(108)	—	—	—	—	(108)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	123	—	—	—	—	123
Indco stock option exercise	—	—	—	—	783		—	—	—	783
Balance - March 31, 2025	11,368	$—	1,206,354	$1	$17,675	20,000	$(240)	4,754	$—	$22,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$1,699	$2,099
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for uncollectible accounts	845	25
Depreciation	341	313
Deferred income taxes, net	209	—
Gain on consolidation of acquisition	(849)	—
Amortization of intangible assets	1,658	1,283
Amortization of acquired inventory valuation	315	148
Amortization of loan costs	89	96
Loss on debt extinguishment	445	—
Stock-based compensation	125	245
Unrealized gain on marketable securities	(35)	(873)
Change in fair value of mandatorily redeemable noncontrolling interest	—	337
Right of use non-cash lease expense	1,294	1,301
Fair value adjustments of contingent earnout liabilities	32	189
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,575	(2,179)
Inventory	52	(32)
Prepaid expenses and other current assets	(305)	(274)
Security deposits and other long-term assets	90	(32)
Duties and taxes payable	156	684
Accounts payable and accrued expenses	(25,114)	4,762
Operating lease liabilities	(1,313)	(1,021)
Other liabilities	(5)	(4)
Net cash provided by (used in) operating activities:	(9,696)	7,067
Cash flows from investing activities:
Purchase of property and equipment	(216)	(375)
Disposal of property and equipment	52	—
Investment in marketable securities, net of dividends	(195)	(63)
Purchase of noncontrolling interest	(574)	(197)
Net cash used in investing activities:	(933)	(635)
Cash flows from financing activities:
Proceeds from term loan	—	4,174
Repayments of term loan	(301)	—
Proceeds from long-term debt issuance	9,120	—
Proceeds from line of credit issuance	24,843	—
Repayment of term-debt	(8,283)	(840)
Repayment of lines of credit	(24,738)	(2,438)
Payment of deferred financing costs	(1,203)	—
Repayment of subordinate promissory notes	(490)	(841)
Proceeds from lines of credit	386,665	—
Repayment of lines of credit	(372,826)	—
Repayment of acquisition loan	—	(3,700)
Dividends paid to non-controlling interests	—	(244)
Dividends paid to preferred shareholders	(837)	(192)
Earnout payment	(2,553)	(1,078)
Redemption of subsidiary stock	(2,023)	—
Net cash provided by (used in) financing activities	7,374	(5,159)
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,255)	1,273
Cash and cash equivalents and restricted cash at beginning of the period	12,040	3,082
Cash and cash equivalents and restricted cash at end of period	$8,785	$4,355
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$336	$951
Income taxes	$224	$178
Non-cash financing activities:
Dividends declared to preferred stockholders	$212	$194

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

Management at the holding company focuses on significant capital allocation decisions, corporate governance and supporting Janel’s subsidiaries where appropriate. Janel expects to grow through its subsidiaries’ organic growth and by completing acquisitions. The Company plans to either acquire businesses within its existing segments or expand its portfolio into new strategic segments. The company's acquisition strategy focuses on reasonably-priced companies with strong and capable management teams, attractive existing business economics and stable and predictable earnings power.

Foreign Currency

The Company translates foreign assets and liabilities at exchange rates in effect at the balance sheet dates, and the revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the accompanying consolidated balance sheets to the extent they are significant. Exchange rate fluctuations on short-term intercompany loans are included in other expense in the consolidated statement of operations.

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

Restricted Cash and Investments

In the second half of 2024, the Company began insuring certain risks through a wholly-owned captive insurance company, Gainesville Insurance Company, Inc. (“Gainesville”). In addition, the Company maintains insurance policies with third-party insurers. Gainesville maintains at least $250 in cash, cash equivalents, or equity investments at all times as required by state insurance regulations. As of both March 31, 2026 and September 30, 2025, Gainesville held $250 in restricted investments.

During the first quarter of 2025, as part of the Eighth Amendment (the “Eighth Santander Amendment”) to the Santander Loan Agreement (as defined herein), the Company deposited $2,164 into a restricted cash account. Following a pre-approved contingent earnout payment in January 2026, the Company held no restricted cash as of March 31, 2026.

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

Balance as of September 30, 2025	$367
Provision for expected credit losses	845
Accounts receivable write-offs	(25)
Balance as of March 31, 2026	$1,187

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Under current authoritative guidance, goodwill is not amortized but is tested for impairment annually as well as when an event or change in circumstance indicates impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. If there is a material change in economic conditions, or other circumstances influencing the estimate of future cash flows or significantly affecting the fair value of the Company’s reporting units, the Company could be required to recognize impairment charges in the future.

The fair value of the Company’s reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of March 31, 2026.

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

The Company concluded that the fair value of intangibles and long-lived assets were not deemed to be impaired as of March 31, 2026.

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

A performance obligation is created once a customer agreement with an agreed-upon transaction price exists. The Company typically satisfies its performance obligations as services are rendered. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s agreed-upon destination. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are rendered over time during the life of a shipment, including services at origin, freight and destination. Revenue is recognized accordingly over time based on the estimated and actual satisfaction of the underlying performance obligations. At period end the Company evaluates shipments in-transit within the respective performance obligations to evaluate the earned revenue given the continuous transfer of control to the customer over the course of the shipment. Since services are continuously provided over-time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion. Determination of the estimated transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing and amount of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The Company fulfills nearly all of its performance obligations within a one- to two-month period. The transaction price is generally fixed for each performance obligation. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customer are excluded from revenue. Customs brokerage fees are earned for the discrete service of filing the customs entry, and revenue is recognized at the point in time when the entry is filed with U.S. Customs. The timing of revenue recognition, billings, cash collections, and allowance for expected credit losses results in billed and unbilled receivables. The Company receives the unconditional right to bill when shipments are delivered to their destination.

The Company evaluates whether amounts billed to customers should be reported as gross or net revenues. Generally, revenues are recorded on a gross basis when the Company is acting as principal and is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third-party. Revenues are recognized on a net basis when the Company is acting as agent, and the Company does not have latitude in carrier selection or in establishing rates with the carrier. Revenues recognized net were insignificant for the three and six months ended March 31, 2026 and 2025.

Contract assets, which were insignificant as of March 31, 2026 and September 30, 2025, represent estimated amounts for which the Company has the right to consideration for transportation services related to the completed portion of in-transit shipments at period end, but for which it has not yet completed the performance obligations. Upon completion of the performance obligations, which can vary in duration based upon the mode of transportation, the balance is included in Accounts Receivable.

In the Logistics segment, the Company disaggregates its revenues by its four primary service categories: trucking, ocean freight, customs brokerage and other, and air freight. A summary of the Company’s revenues disaggregated by major service lines for the three and six months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service Type
Trucking	$21,254	$17,992	$40,400	$35,712
Ocean freight	12,547	11,720	25,445	24,883
Customs brokerage and other	11,344	8,148	21,521	15,675
Air freight	6,339	6,184	14,947	13,860
Total	$51,484	$44,044	$102,313	$90,130

Customs brokerage and other revenues contains revenues recognized at a point in time and revenues recognized over time based on the satisfaction of the underlying performance obligations. Customs brokerage and other revenues recognized at a point in time totaled $7,883 and $6,061 for the three months ended March 31, 2026 and 2025, respectively. Customs brokerage and other revenues recognized at a point in time totaled $14,968 and $12,009 for the six months ended March 31, 2026 and 2025, respectively.

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

Rubicon is a U.S.-based distributor of monocrystalline sapphire for applications in optical and industrial systems. Rubicon sells its products on a global basis to customers in North America, Europe and Asia and leases its operating and storage facilities in the Chicago metropolitan area on a month-to-month basis.

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

Subsequent to the closing of the contribution, on November 17, 2025, the Company commenced a tender offer to purchase shares of Rubicon Common Stock at $4.75 per share in cash. On November 17, 2025, the tender offer was completed, and the Company purchased 426,000 shares of Rubicon common stock for an aggregate cash consideration of $2,024, and the shares of Rubicon common stock were transferred to Janel Corporation on November 17, 2025. After the tender offer, the Company owns approximately 91.0% of Rubicon’s outstanding common stock. The carrying amount of the noncontrolling interest has been adjusted, and the difference between the cash consideration paid and the change in the noncontrolling interest of $510 was recorded in the Company’s paid-in capital during the six months ended March 31, 2026, and no gain or loss was recorded.

Fiscal 2025 Acquisitions

Logistics

On August 1, 2025, the Company acquired a customer list and other intangible assets of, and hired the employees of, a customs broker and freight forwarder, which is included in the Logistics segment.

On September 2, 2025, the Company completed a business combination whereby it acquired a majority ownership position in Interlog USA, Inc. (“Interlog”) for an aggregate purchase price of $9,410 and recorded a liability of $1,580 relating to the non-controlling interest. At closing, the Company purchased 80% of the outstanding stock of Interlog for $6,825 in cash with an additional $1,005 to be paid within 90 days subject to the achievement of certain integration goals, which was paid in full as of December 31, 2025. The Company also agreed to purchase the remaining 20% of Interlog stock two years from the closing date for an amount equal to two times Interlog’s average annual gross profit for the year ended December 31, 2027. The acquisition was funded through the Company’s previous asset-backed facility with Santander Bank, N.A (“Santander”). In connection with the combination, the Company recorded an aggregate of $4,264 in goodwill and $5,844 in other identifiable intangibles during the quarter ended September 30, 2025. Interlog is a non-asset-based freight forwarder and domestic truck broker. The acquisition of Interlog was completed to expand the Company’s service offerings in the Logistics segment.

Life Sciences

On June 4, 2025, the Company acquired a majority ownership position in Biosensis Pty Ltd ("Biosensis") for an aggregate purchase price of $5,136, net of $199 cash received and net of non-interest-bearing liabilities assumed of $166. Additionally, the Company assumed debt of $563 and recorded a liability of $1,486 relating to the non-controlling interest during the quarter ended June 30, 2025. At closing, the Company purchased 80% of the outstanding common stock of Biosensis for $2,754 in cash and $298 in the form of a conversion of a note receivable. The majority ownership transaction included put-call options exercisable on June 4, 2028 for the remaining 20% of outstanding common stock. The acquisition was funded by the Company’s previous acquisition draw facility with First Merchants Bank (“First Merchants”), and the results of operations of Biosensis are included in Janel’s consolidated results of operations since the date of the acquisition. In connection with the acquisition, the Company recorded an aggregate of $2,607 in goodwill and $1,700 in other identifiable intangible assets during the quarter ended June 30, 2025. Biosensis is a developer and manufacturer of antibodies and cell culture media for research and diagnostic uses. Biosensis was founded in 2006 and is headquartered in Thebarton, Australia. The acquisition of Biosensis was completed to expand the Company’s product offerings in the Life Sciences segment.

On March 10, 2026, prior to the exercisability date of the put-call options, Antibodies, Inc., entered into an agreement to purchase the remaining 20% of the outstanding common stock of Biosensis for $574. The difference between the carrying value of the non-controlling interest and the cash consideration was recognized in stockholders’ equity within paid-in capital on the Company’s condensed consolidated balance sheets as of March 31, 2026. No gain or loss was recognized in the Company’s condensed consolidated statements of operations as of March 31, 2026. This agreement terminated the previously established put-call option arrangement.

3.
INVENTORY

Inventories consisted of the following:

	March 31, 2026	September 30, 2025
Finished goods	$2,387	$1,514
Work-in-process	1,087	1,424
Raw materials	842	1,679
Gross inventory	4,316	4,617
Less – reserve for inventory valuation	(414)	(410)
Inventory, net	$3,902	$4,207

4.
INTANGIBLE ASSETS

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025	Life	Weighted Avg Remaining Life
Customer relationships	$37,725	$37,725	10-24 Years	9.6 Years
Trademarks/names	5,110	5,110	1-20 Years	10.1 Years
Other	2,192	2,192	2-22 Years	10.3 Years
Gross book value	45,027	45,027
Less: Accumulated amortization	(16,208)	(14,550)
Trademarks/names	521	521	Indefinite
Intangible assets, net	$29,340	$30,998

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets by segment as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Logistics	$29,363	$29,363
Life Sciences	8,485	8,485
Manufacturing	7,700	7,700
Gross book value	45,548	45,548
Less: Accumulated amortization	(16,208)	(14,550)
Intangible assets, net	$29,340	$30,998

Amortization expense for the three and six months ended March 31, 2026 and 2025 was $829 and $642, and $1,658 and $1,283, respectively.

The future amortization of these intangible assets is expected to be as follows:

Fiscal Year 2026 (remaining)	$1,658
Fiscal Year 2027	3,278
Fiscal Year 2028	3,235
Fiscal Year 2029	3,188
Fiscal Year 2030	2,910
Thereafter	14,550
Total	$28,819

5.
GOODWILL

The Company’s goodwill carrying amounts relate to acquisitions in the Logistics, Life Sciences and Manufacturing business segments.

The composition of goodwill balances by segment as of March 31, 2026 and September 30, 2025 was as follows:

	March 31, 2026	September 30, 2025
Logistics	$17,768	$17,768
Life Sciences	8,778	8,778
Manufacturing	5,046	5,046
Total goodwill	$31,592	$31,592

6.
LONG-TERM DEBT

The table below sets forth the total long-term debt, net of unamortized debt issuance cost, as of March 31, 2026 and September 30, 2025, respectively:

	March 31, 2026	September 30, 2025
Total debt	$8,951	$8,445
Less: unamortized debt issuance costs	(1,106)	(368)
Less: current portion of long-term debt	(683)	(911)
Total outstanding long-term debt	$7,162	$7,166

These obligations mature as follows:

Fiscal year 2026 (remaining)	$342
Fiscal year 2027	686
Fiscal year 2028	691
Fiscal year 2029	697
Fiscal year 2030	703
Thereafter	5,832
Total	$8,951

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

The proceeds under the 2025 Credit Facility were used to repay the Company’s outstanding loan balance of $33,021 under its previous credit facilities and pay loan initiation fees of $942. In connection with the 2025 Credit Facility, the Company recorded a loss of approximately $445 on the write-off of unamortized capitalized loan costs on the extinguishment of the credit agreement entered into with First Merchants Bank on April 25, 2023 (the "First Merchants Credit Agreement"), which is recorded in other (expense) income, net in the condensed consolidated statements of operations for the six months ended March 31, 2026.

As of March 31, 2026, $17,496 and $17,548 were the amounts outstanding and available for borrowing, respectively, under the Revolving Facility. As of March 31, 2026, $349 and $9,651 were the amounts outstanding and available for borrowing, respectively, under the RCF. The effective interest rate on such borrowings outstanding was 6.07% per annum.

The Company was in compliance with the financial covenants defined in the 2025 Credit Facility as of March 31, 2026.

Prior Credit Facilities

The Santander Facility

The wholly-owned subsidiaries that comprise the Company’s Logistics segment (collectively, the “Janel Group Borrowers”), with the Company as a guarantor, had a Loan and Security Agreement (as amended, the “Santander Loan Agreement”) with Santander Bank with respect to a revolving line of credit facility (the “Santander Facility”). The Company entered into an Eighth Amendment to the Santander Loan Agreement on November 1, 2024, allowing for maximum borrowings of $35,000 under the Santander Facility. Interest accrued at an annual rate equal to the one-month SOFR plus 2.35%. The Santander Loan Agreement had a maturity date of September 21, 2026.

On December 29, 2025, using the proceeds received from the 2025 Credit Facility, the Santander Facility of $20,838 was paid off in full and extinguished. See “the 2025 Credit Facility” section above for additional details.

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

As of September 30, 2025, there were $2,900 of outstanding borrowings under the acquisition loan, $7,885 of outstanding borrowings under the Term A loan, $559 of outstanding borrowings under the Term B loan and $1,000 of outstanding borrowings on the revolving loan, with interest accruing on all four loans at an effective interest rate of 6.89%. On December 29, 2025, the Company drew on the 2025 Credit Facility for $12,182 to fully pay off the First Merchants Credit Agreement. See “The 2025 Credit Facility” above for additional details. As of March 31, 2026, no amounts were outstanding under the First Merchants Credit Agreement which was extinguished during the quarter ended December 31, 2025.

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

As of March 31, 2026, the gross amount outstanding under the ELFS Subordinated Promissory Notes was $2,450, of which $1,174 was included in the current portion of subordinated promissory notes and $1,276 was included in the long-term portion of subordinated promissory notes.

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

(A)
Preferred Stock

 Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) are entitled to receive annual dividends at a rate of 5% per annum of the original issuance price of $500 per share, when and if declared by the Company’s Board of Directors, and increased by 1% on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of March 31, 2026 and September 30, 2025 was 8% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued dividends thereon. The liquidation value of Series C Stock was $6,708 and $7,333 as of March 31, 2026 and September 30, 2025, respectively.

For the three and six months ended March 31, 2026 and 2025, the Company declared dividends on Series C Stock of $112 and $108, and $212 and $194, respectively. As of March 31, 2026 and September 30, 2025, the Company had accrued dividends of $1,024 and $1,649, respectively.

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

The following table summarizes activities under the 2017 Equity Incentive Plan for the indicated periods:

Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of the share-based awards. In applying this model, the Company uses the following assumptions:

●
Risk-free interest rate - The Company determines the risk-free interest rate by using a weighted average assumption equivalent to the expected term based on the U.S. Treasury constant maturity rate.

●
Expected term - The Company estimates the expected term of options on the average of the vesting date and term of the option.

●
Expected volatility - The Company estimates expected volatility using daily historical trading data of its common stock.

●
Dividend yield - The Company has never paid dividends on its common stock and currently have no plans to do so; therefore, no dividend yield is applied.

The fair values of the employee option awards for the three and six months ended March 31, 2026 and 2025 were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Three and Six Months Ended March 31,	Three and Six Months Ended March 31,
	2026	2025
Risk-free interest rate	3.72%	3.45%
Expected option term in years	5.5	4.5-6.0
Expected volatility	57.73%	49.40%
Dividend yield	—%	—%
Weighted average grant date fair value	$19.87	$12.91 - $19.86

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balances, September 30, 2025	62,493	$28.35	6.5	$705.34
Granted	12,500	$36.01	5.5	$—
Outstanding balances, March 31, 2026	74,993	$29.63	6.6	$1,670.92
Exercisable at March 31, 2026	62,493	$28.35	6.0	$1,474.42

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the company’s common stock at March 31, 2026 of $51.73 per share and the exercise price of the stock options that had strike prices below such closing price.

As of March 31, 2026, there was $125 unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized over the next fiscal year.

9.
INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2026	2025	2026	2025
Income:
Consolidated net income	$999	$1,440	$1,699	$2,099
Net income attributable to noncontrolling interests	(282)	—	(563)	—
Net income attributable to Janel Corporation	717	1,440	1,136	2,099
Preferred stock dividends	(112)	(108)	(212)	(194)
Non-controlling interest dividends	—	—	—	(243)
Net income available to common stockholders	$605	$1,332	$924	$1,662

Common Shares:
Basic - weighted average common shares	1,186	1,186	1,186	1,186
Effect of dilutive securities:
Stock options	24	20	29	20
Diluted - weighted average common stock	1,210	1,206	1,215	1,206

Income per Common Share:
Basic
Consolidated net income	$0.84	$1.21	$1.43	$1.77
Net income attributable to noncontrolling interests	(0.24)	—	(0.47)	—
Preferred stock dividends	(0.09)	(0.09)	(0.18)	(0.16)
Noncontrolling interest dividends	—	—	—	(0.20)
Net income available to common shareholders	$0.51	$1.12	$0.78	$1.41
Diluted
Consolidated net income	$0.83	$1.19	$1.40	$1.74
Net income attributable to noncontrolling interests	(0.24)	—	(0.47)	—
Preferred stock dividends	(0.09)	(0.09)	(0.17)	(0.16)
Noncontrolling interest dividends	—	—	—	(0.20)
Net income available to common stockholders	$0.50	$1.10	$0.76	$1.38

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 10 anti-dilutive shares for each of the three- and six-month periods ended March 31, 2026 and 22.5 anti-dilutive shares for each of the three- and six-month periods ended March 31, 2025.

10.
INCOME TAXES

The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes from continuing operations for the three and six-month periods ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Federal taxes at statutory rates	$(151)	$(396)	$(492)	$(576)
Permanent differences	(1)	93	(2)	143
State and local taxes, net of federal benefit	(50)	(112)	(153)	(180)
Total	$(202)	$(415)	$(647)	$(613)

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

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2026:

For the three months ended March 31, 2026	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$57,444	$51,484	$3,401	$2,559	$—
Forwarding expenses and cost of revenues	38,876	37,105	622	1,149	—
Gross profit	18,568	14,379	2,779	1,410	—
Selling, general and administrative	16,194	10,913	2,306	841	2,134
Amortization of intangible assets	829	—	—	—	829
Income (loss) from operations	1,545	3,466	473	569	(2,963)
Interest expense	410	272	66	66	6
Identifiable assets	154,188	68,433	11,736	7,398	66,621
Capital expenditures, net of disposals	123	—	123	—	—

For the six months ended March 31, 2026	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$113,483	$102,313	$6,805	$4,365	$—
Forwarding expenses and cost of revenues	76,798	73,534	1,202	2,062	—
Gross profit	36,685	28,779	5,603	2,303	—
Selling, general and administrative	32,504	21,891	4,792	1,773	4,048
Amortization of intangible assets	1,658	—	—	—	1,658
Income (loss) from operations	2,523	6,888	811	530	(5,706)
Interest expense	715	372	192	145	6
Identifiable assets	154,188	68,433	11,736	7,398	66,621
Capital expenditures, net of disposals	164	9	151	4	—

The Manufacturing segment includes results from Rubicon starting on the acquisition date of October 14, 2025. Rubicon’s corporate expenses are included in Janel’s Corporate expenses segment.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and six months ended March 31, 2025:

For the three months ended March 31, 2025	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$50,731	$44,044	$4,166	$2,521	$—
Forwarding expenses and cost of revenues	34,160	32,188	796	1,176	—
Gross profit	16,571	11,856	3,370	1,345	—
Selling, general and administrative	13,759	9,524	1,918	802	1,515
Amortization of intangible assets	642	—	—	—	642
Income (loss) from operations	2,170	2,332	1,452	543	(2,157)
Interest expense	560	395	90	75	—
Identifiable assets	114,314	44,603	12,629	4,794	52,288
Capital expenditures, net of disposals	284	14	255	15	—

For the six months ended March 31, 2025	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$102,085	$90,130	$7,149	$4,806	$—
Forwarding expenses and cost of revenues	70,372	66,896	1,246	2,230	—
Gross profit	31,713	23,234	5,903	2,576	—
Selling, general and administrative	27,051	18,892	3,917	1,743	2,499
Amortization of intangible assets	1,283	—	—	—	1,283
Income (loss) from operations	3,379	4,342	1,986	833	(3,782)
Interest expense	1,226	879	207	140	—
Identifiable assets	114,314	44,603	12,629	4,794	52,288
Capital expenditures, net of disposals	375	25	333	17	—

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

This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

March 31, 2026	Level 1	Level 2	Level 3	Total
Investment in marketable securities at fair value	$263	$-	$-	$263
Restricted investments	250	-	-	250
Total Assets	$513	$-	$-	$513

September 30, 2025	Level 1	Level 2	Level 3	Total
Investment in Rubicon at fair value	$4,631	$-	$-	$4,631
Investment in marketable securities at fair value	33	-	-	33
Restricted investments	250	-	-	250
Total Assets	$4,914	$-	$-	$4,914

The following table sets forth a summary of the changes in the investment in marketable securities and restricted investments during the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 30,
	2026	2025	2026	2025
Balance, beginning of period	$392	$2,163	$4,914	$1,824
Acquisition of controlling financial interest of Rubicon	-	-	(4,631)	-
Unrealized gain (loss)	(13)	570	35	873
Purchase of securities (net of sales)	134	27	195	63
Balance, end of period	$513	$2,760	$513	$2,760

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

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which was measured at fair value on a recurring basis prior to October 14, 2025, utilizing Level 1 assumptions in its valuation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning of period	$-	$1,828	$4,631	$1,518
Fair value adjustment to Rubicon investment	-	587	(4,631)	897
Balance, end of period	$-	$2,415	$-	$2,415

There were no level 2 or 3 assets as of March 31, 2026 and September 30, 2025. There were no transfers between investment levels as of March 31, 2026 and September 30, 2025.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

March 31, 2026	Level 1	Level 2	Level 3	Total
Contingent earnout	$64	$-	$30	$94
Mandatorily redeemable noncontrolling interest	-	-	2,706	2,706
Total Liabilities	$64	$-	$2,736	$2,800

September 30, 2025	Level 1	Level 2	Level 3	Total
Contingent earnout	$1,143	$-	$1,504	$2,647
Mandatorily redeemable noncontrolling interest	-	-	4,161	4,161
Total Liabilities	$1,143	$-	$5,665	$6,808

These liabilities relate to the estimated fair value of earnout and mandatorily redeemable noncontrolling interest payments due to former business owners at previously acquired companies. The level 1 contingent earnout is fixed. The Company determined the fair value of the Level 3 liabilities using forecasted results through the expected earnout periods. The principal inputs to the approach include expectations of the specific business’s revenues in fiscal years 2025 through 2026 using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent earnout liability and mandatorily redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy.

The current and non-current portions of the fair value of the contingent earnout liabilities as of March 31, 2026 were $39 and $55, respectively. The current and non-current portions of the fair value of the contingent earnout liabilities as of September 30, 2025 were $2,592 and $55, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities for the three and six months ended March 31, 2026 and 2025, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning of period	$1,422	$2,380	$2,647	$2,350
Fair value of contingent consideration recorded in connection with business combinations	-	30	-	60
Earnout payment	(1,328)	(1,078)	(2,553)	(1,078)
Balance, end of period	$94	$1,332	$94	$1,332

13.
LEASES

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liability; and operating lease liability, net of current portion in the consolidated balance sheets. Assets and obligations related to finance leases are included in property and equipment, net; current portion of finance lease liability; and finance lease liability, net of current portion in the condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company’s agreements with lease and non-lease components are all accounted for as a single lease component.

For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term.

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of March 31, 2026, the remaining terms of the Company’s operating leases were between one month and 95 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease expense for the three- and six-month periods ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating lease cost	$641	$646	$1,294	$1,301
Short-term lease cost	69	97	141	149
Total lease cost	$710	$743	$1,435	$1,450

Operating lease right of use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of March 31, 2026 were $6,582, $2,054 and $5,173, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2025 were $7,760, $2,114 and $6,310, respectively.

During the six months ended March 31, 2026, the Company did not modify or enter into any new operating leases.

As of March 31, 2026 and September 30, 2025, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.2 years and 7.20% and 4.5 years and 6.13%, respectively.

For the three and six months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of operating lease obligations was $655 and $665, and $1,313 and $1,021, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2026 are as follows for each of the fiscal years ending September 30 of :

Fiscal year 2026 (remaining)	$1,215
Fiscal year 2027	2,395
Fiscal year 2028	2,307
Fiscal year 2029	932
Fiscal year 2030	488
Thereafter	867
Total undiscounted lease payments	8,204
Imputed interest	(977)
Total lease liabilities	$7,227

14.
SUBSEQUENT EVENTS

On April 7, 2026, the Company and its subsidiaries entered into the First Amendment to the Credit Agreement dated as of December 29, 2025 which allowed for the acquisition of the antibody product line from BioPorto A/S described below. The First Amendment also updated certain definitions.

On April 8, 2026, the Company acquired an antibody product line from BioPorto A/S for $9,000 in cash funded from the RCF and $1,500 in potential future earnouts. Acquired inventory and future sales will be included in the Company’s Life Sciences segment.

On May 5, 2026, the Company’s board authorized the purchase of up to 50,000 additional shares in Rubicon in the public market or through privately negotiated transactions. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three and six months ended March 31, 2026, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

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

On June 4, 2025, the Company completed a business combination in which it acquired 80% of the outstanding stock of Biosensis, a biotech company in Australia focused on accelerating the development of new drugs for brain diseases, which we include in our Life Sciences segment. On March 10, 2026, the Company entered into an agreement to repurchase the remaining 20% of the outstanding common stock of Biosensis.

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

Rubicon, a majority-owned subsidiary of the Company, is a U.S.-based distributor of monocrystalline sapphire for applications in optical and industrial systems. Rubicon sells its products on a global basis to customers in North America, Europe and Asia and maintains its operating facility in the Chicago metropolitan area.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our board of directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on December 5, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the three and six months ended March 31, 2026.

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

Results of Operations – Janel Corporation – Three and Six Months Ended March 31, 2026 and 2025 (unaudited)

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$57,444	$50,731	$113,483	$102,085
Forwarding expenses and cost of revenues	38,876	34,160	76,798	70,372
Gross profit	18,568	16,571	36,685	31,713
Total operating expenses	17,023	14,401	34,162	28,334
Income from operations	1,545	2,170	2,523	3,379
Net income attributable to Janel Corporation	717	1,440	1,136	2,099
Adjusted operating income	$2,593	$3,014	$4,621	$5,055

Consolidated revenues for the three months ended March 31, 2026 were $57,444, which was $6,713, or 13.2%, higher than the prior year period. Consolidated revenues for the six months ended March 31, 2026 were $113,483, which was $11,398, or 11.2%, higher than the prior year period. The increase in revenues for both the three and six months ended March 31, 2026 was primarily due to the inclusion of revenue from acquired businesses.

Income from operations for the three months ended March 31, 2026 was $1,545 compared with $2,170 in the prior year period. Income from operations for the six months ended March 31, 2026 was $2,523 compared with $3,379 in the prior year period. The decrease in income from operations for both the three and six months ended March 31, 2026 resulted from lower income from operations at the Life Sciences and Manufacturing segments excluding Rubicon and higher acquisition-related expenses in the Corporate segment, partially offset by higher income from operations at the Logistics segment.

Net income attributable to Janel Corporation for the three months ended March 31, 2026 totaled $717 compared to $1,440 for the three months ended March 31, 2025. Net income attributable to Janel Corporation for the six months ended March 31, 2026 totaled $1,136 compared to $2,099 for the six months ended March 31, 2025. The decrease in net income attributable to Janel Corporation for both the three and six months ended March 31, 2026 was largely due to lower income from operations at the Life Sciences and Manufacturing segments excluding Rubicon as described above, higher acquisition-related expenses in the Corporate segment, and the inclusion of the Rubicon non-controlling interest as discussed in Footnote 2 - Acquisitions and Investments, partially offset by higher income from operations at the Logistics segment.

Adjusted operating income for the three months ended March 31, 2026 decreased to $2,593 from $3,014 in the prior year period. Adjusted operating income for the six months ended March 31, 2026 decreased to $4,621 from $5,055 in the prior year period. The decrease in adjusted operating income for both the three and six months ended March 31, 2026 resulted primarily from lower income from operations at the Life Sciences and Manufacturing segments excluding Rubicon as described above and higher acquisition-related expenses in the Corporate segment, partially offset by higher income from operations at the Logistics segment.

The following table sets forth a reconciliation of income from operations, the most directly comparable GAAP measure, to adjusted operating income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income from operations	$1,545	$2,170	$2,523	$3,379
Add: Amortization of intangible assets	829	642	1,658	1,283
Add: Stock-based compensation	63	123	125	245
Add: Cost recognized on sale of acquired inventory	156	79	315	148
Adjusted operating income	$2,593	$3,014	$4,621	$5,055

Results of Operations – Logistics – Three and Six Months Ended March 31, 2026 and 2025 (unaudited)

Our Logistics segment helps its clients move and manage freight efficiently to reduce inventories and to increase supply chain speed and reliability. Key services include freight forwarding via air, ocean and land-based carriers; customs brokerage services; warehousing and distribution services; trucking and other value-added logistics services. In addition to these revenue streams, the Logistics segment earns accessorial revenues in connection with its core services. Accessorial revenues include, but are not limited to, fuel service charges, wait time fees, hazardous cargo fees, labor charges, handling, cartage, bonding and additional labor charges.

	Three Months EndedMarch 31,		Six Months EndedMarch 31,
	2026	2025	2026	2025

Revenues	$51,484	$44,044	$102,313	$90,130
Forwarding expenses	37,105	32,188	73,534	66,896
Gross profit	14,379	11,856	28,779	23,234
Gross profit margin	27.9%	26.9%	28.1%	25.8%
Selling, general and administrative expenses	10,913	9,524	21,891	18,892
Income from operations	$3,466	$2,332	$6,888	$4,342

Revenues

Total revenues for the three months ended March 31, 2026 were $51,484 as compared to $44,044 for the three months ended March 31, 2025, an increase of $7,440, or 16.9%. Total revenues for the six months ended March 31, 2026 were $102,313 as compared to $90,130 for the six months ended March 31, 2025, an increase of $12,183, or 13.5%. Revenues in both periods increased due to the inclusion of revenue from acquired business, higher freight rate and higher demand as customers navigate tariff policy changes.

Gross Profit

Gross profit for the three months ended March 31, 2026 was $14,379, an increase of $2,523, or 21.3%, as compared to $11,856 for the three months ended March 31, 2025. Acquisitions added $1,311 to gross profit for the three months ended March 31, 2026 compared to the prior year period. Excluding the acquisitions, organic growth in gross profit increased 10.2% in the three months ended March 31, 2026 versus the prior year period. Gross profit margin as a percentage of revenues increased to 27.9% for the three months ended March 31, 2026, compared to 26.9% for the prior year period.

Gross profit for the six months ended March 31, 2026 was $28,779, an increase of $5,545, or 23.9%, as compared to $23,234 for the six months ended March 31, 2025. Acquisitions added $2,848 to gross profit for the six months ended March 31, 2026 compared to the prior year period. Excluding the acquisitions, organic growth in gross profit increased 11.6% in the six months ended March 31, 2026 compared to the prior year period. Gross profit margin increased to 28.1% compared to 25.8% in the prior year period, primarily due to improved net revenue per shipment, favorable service mix, and customer pricing increases that exceeded corresponding increases in forwarding and carrier expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 were $10,913, as compared to $9,524 for the three months ended March 31, 2025. This increase of $1,389, or 14.6%, was mainly due to the Interlog and RW Smith acquisitions. Selling, general and administrative expenses as a percentage of revenue were 21.2% and 21.6% for the three months ended March 31, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue was due to a reduction in various expenses, including personnel costs.

Selling, general and administrative expenses for the six months ended March 31, 2026 were $21,891, as compared to $18,892 for the six months ended March 31, 2025. This increase of $2,999, or
15.9%, was mainly due to the Interlog and RW Smith acquisitions, partially offset by a reduction in various expenses, including personnel costs. Selling, general and administrative expenses as a percentage of revenues were 21.4% and 21.0% of revenues for the six months ended March 31, 2026 and 2025, respectively. The increase in selling, general and administrative expenses as a percentage of revenues for the six-month period was mainly due to the inclusion of personnel expenses at acquired businesses as well as increases in various operating expenses.

Income from Operations

Income from operations increased to $3,466 for the three months ended March 31, 2026, as compared to income from operations of $2,332 for the three months ended March 31, 2025, an increase of $1,134, or 48.6%. Operating margin as a percentage of gross profit for the three months ended March 31, 2026 was 24.1% compared to 19.7% in the prior year period.

Income from operations increased to $6,888 for the six months ended March 31, 2026, as compared to $4,342 for the six months ended March 31, 2025, an increase of $2,546, or 58.6%. Operating margin as a percentage of gross profit for the six months ended March 31, 2026 was 23.9% compared to 18.7% in the prior year period. The increase in operating margin for the three- and six-month periods was the result of an increase in gross profit due to increased demand and a reduction in various expenses, including personnel costs.

Results of Operations – Life Sciences – Three and Six Months Ended March 31, 2026 and 2025 (unaudited)

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies, as well as research and diagnostic reagents for, and provides custom services to academic, non-profit and commercial customers.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Revenues	$3,401	$4,166	$6,805	$7,149
Cost of sales	466	717	887	1,098
Cost recognized upon sale of acquired inventory	156	79	315	148
Gross profit	2,779	3,370	5,603	5,903
Gross profit margin	81.7%	80.9%	82.3%	82.6%
Selling, general and administrative expenses	2,306	1,918	4,792	3,917
Income from operations	$473	$1,452	$811	$1,986

Revenues

Total revenues were $3,401 and $4,166 for the three months ended March 31, 2026 and 2025, respectively, reflecting a decrease of $765, or 18.4%, primarily due to decreased market driven demand and timing of orders from commercial customers.

Total revenues were $6,805 and $7,149 for the six months ended March 31, 2026 and 2025, respectively, reflecting a decrease of $344, or 4.8%, primarily due to timing of orders from commercial customers.

Gross Profit

Gross profit was $2,779 and $3,370 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $591, or 17.5%. During the three months ended March 31, 2026 and 2025, gross profit margin was 81.7% and 80.9%, respectively, primarily due to favorable product mix.

Gross profit was $5,603 and $5,903 for the six months ended March 31, 2026 and 2025, respectively, a decrease of $300, or 5.1%. During the six months ended March 31, 2026 and 2025, gross profit margin was 82.3% and 82.6%, respectively. Gross profit margin decreased slightly as favorable product mix changes was offset by higher input costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $2,306 and $1,918 for the three months ended March 31, 2026 and 2025, respectively. Selling, general and administrative expenses were $4,792 and $3,917 for the six months ended March 31, 2026 and 2025, respectively. The year-over-year increases for both periods were largely due to additional expenses from acquired businesses and higher supply costs.

Income from Operations

Income from operations for the three months ended March 31, 2026 and 2025 was $473 and $1,452, respectively, a decrease of $979, or 67.4%. Income from operations for the six months ended March 31, 2026 and 2025 was $811 and $1,986, respectively, a decrease of $1,175, or 59.2%. Both periods were negatively impacted by decreases in sales volume and increased operating expenses.

Results of Operations - Manufacturing – Three and Six Months Ended March 31, 2026 and 2025

The Company’s Manufacturing segment consists of Indco and Rubicon. Indco produces and distributes specialized mixing equipment to a diverse customer base across various industries. Rubicon is a U.S.-based distributor of monocrystalline sapphire for applications in optical and industrial systems. Rubicon sells its products on a global basis to customers in North America, Europe and Asia.

The six months ended March 31, 2025 include only Indco operations, while the six months ended March 31, 2026 amounts include Rubicon balances from October 14, 2025 (the date of majority ownership) through March 31, 2026. See Note 2, Acquisitions and Investments, to our condensed consolidated financial statements.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Revenues	$2,559	$2,521	$4,365	$4,806
Cost of sales	1,149	1,176	2,062	2,230
Gross profit	1,410	1,345	2,303	2,576
Gross profit margin	55.1%	53.4%	52.8%	53.6%
Selling, general and administrative expenses	841	802	1,773	1,743
Income from operations	$569	$543	$530	$833

Revenues

Total revenues were $2,559 and $2,521 for the three months ended March 31, 2026 and 2025, respectively, an increase of $38, or 1.5%. Total revenues were $4,365 and $4,806 for the six months ended March 31, 2026 and 2025, respectively, a decrease of $441, or 9.2%. The increase in total revenues for the three months ended March 31, 2026 was primarily a result of the inclusion of Rubicon in the Manufacturing segment. The decrease in total revenues for the six months ended March 31, 2026 was largely reflective of the lower sales volume recorded in the first three months at Indco.

Gross Profit

Gross profit was $1,410 and $1,345 for the three months ended March 31, 2026 and 2025, respectively, an increase of $65, or 4.8%, primarily due to increased manufactured product sales from Indco. Gross profit margin for the three months ended March 31, 2026 and 2025 was 55.1% and 53.4%, respectively. Gross profit was $2,303 and $2,576 for the six months ended March 31, 2026 and 2025, respectively, a decrease of $273, or 10.6%, predominantly as a result of a negative product mix variance and a decrease in sales volume. Gross profit margin for the six months ended March 31, 2026 and 2025 was 52.8% and 53.6%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $841 and $802 for the three months ended March 31, 2026 and 2025, respectively, an increase of $39, or 4.9%. Selling, general and administrative expenses were $1,773 and $1,743 for the six months ended March 31, 2026 and 2025, respectively, an increase of $30, or 1.7%. The increase in selling, general, and administrative expenses for both periods was driven by the inclusion of Rubicon in the Manufacturing segment.

Income from Operations

Income from operations was $569 for the three months ended March 31, 2026 compared to $543 for the three months ended March 31, 2025, representing a 4.8% increase, primarily due to inclusion of Rubicon Worldwide revenue. Income from operations was $530 for the six months ended March 31, 2026 compared to $833 for the six months ended March 31, 2025, representing a 36.4% decrease from the prior year period, primarily due to increased selling, general, and administrative expenses and decreased revenues.

Results of Operations – Corporate and Other – Three and Six Months Ended March 31, 2026 and 2025 (unaudited)

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Total income from operating segments	$4,508	$4,327	$8,229	$7,161
Corporate expenses	(2,071)	(1,393)	(3,923)	(2,254)
Amortization of intangible assets	(829)	(642)	(1,658)	(1,283)
Stock-based compensation - Corporate	(63)	(122)	(125)	(245)
Total corporate expenses	(2,963)	(2,157)	(5,706)	(3,782)
Interest expense	(410)	(560)	(715)	(1,226)
Gain on consolidation of acquisition	—	—	849	—
Other (expense) income, net	66	245	(311)	559
Net income before taxes	1,201	1,855	2,346	2,712
Income tax expense	(202)	(415)	(647)	(613)
Net income	$999	$1,440	$1,699	$2,099
Net income attributable to noncontrolling interests	(282)	—	(563)	—
Net income attributable to Janel Corporation stockholders	$717	$1,440	$1,136	$2,099
Preferred stock dividends	(112)	(108)	(212)	(194)
Non-controlling interest dividends	—	—	—	(243)
Net income available to common stockholders	$605	$1,332	$924	$1,662

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation - Corporate and merger and acquisition expenses, increased by $806, or 37.4%, to $2,963 for the three months ended March 31, 2026 as compared to $2,157 for the three months ended March 31, 2025. Total Corporate expenses increased by $1,924, or 50.9%, to $5,706 for the six months ended March 31, 2026 as compared to $3,782 for the six months ended March 31, 2025. The increase in total corporate expenses in both periods was primarily due to higher acquisition-related operating expenses and amortization of intangible assets. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company decreased $150, or 26.8%, to $410 for the three months ended March 31, 2026 from $560 for the three months ended March 31, 2025. Interest expense for the consolidated company decreased by $511, or 41.7%, to $715 for the six months ended March 31, 2026 from $1,226 for the six months ended March 31, 2025. The decrease was primarily due to lower average revolving debt balances and lower interest rates.

Gain on Consolidation of Acquisition

For the six months ended March 31, 2026, we recognized a gain of $849 in connection with the acquisition of Rubicon on October 14, 2025. See Note 2, Acquisitions and Investments, to our condensed consolidated financial statements.

Other (Expense) Income, Net

Other (expense) income, net decreased $179, or 73.1%, to $66 for the three months ended March 31, 2026 due to the absence of the prior-year unrealized gain on marketable securities from Rubicon, as Rubicon was consolidated in October of 2026 following its acquisition. Other (expense) income, net decreased $870, or 155.6%, to $(311) for the six months ended March 31, 2026 due to the write-off of unamortized loan fees of $445 as a result of debt that resulted in an extinguishment and the absence of the prior-year unrealized gain on marketable securities from Rubicon.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $202 for the three months ended March 31, 2026, as compared to an income tax expense of $415 for the three months ended March 31, 2025. The decrease in expense was primarily due to a decrease in net income before taxes. On a consolidated basis, the Company recorded an income tax expense of $647 for the six months ended March 31, 2026, as compared to an income tax expense of $613 for the six months ended March 31, 2025. The increase in expense was primarily due to changes in the composition of the tax provision.

Consolidated Net Income

Consolidated net income was $999, or $0.83 per diluted share, for the three months ended March 31, 2026 compared to consolidated net income of $1,440, or $1.19 per diluted share, for the three months ended March 31, 2025. Consolidated net income was $1,699, or $1.40 per diluted share, for the six months ended March 31, 2026 compared to consolidated net income of $2,099, or $1.74 per diluted share, for the six months ended March 31, 2025. The decrease in Consolidated net income for the three and six months ended March 31, 2026 was largely due to lower income from operations at the Life Sciences and Manufacturing segments excluding Rubicon and higher professional service expenses in the Corporate segment, partially offset by higher income from operations at the Logistics segment.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended March 31, 2026 and 2025, preferred stock dividends were $112 and $108, respectively. For the six months ended March 31, 2026 and 2025, preferred stock dividends were $212 and $194, respectively.

Net Income Available to Common Stockholders

Net income available to holders of Common Stock was $605, or $0.50 per diluted share, for the three months ended March 31, 2026 compared to net income available to holders of Common Stock of $1,332, or $1.10 per diluted share, for the three months ended March 31, 2025. Net income available to holders of Common Stock was $924, or $0.76 per diluted share, for the six months ended March 31, 2026 compared to net income available to holders of Common Stock of $1,662, or $1.38 per diluted share, for the six months ended March 31, 2025. The decrease in net income available to holders of Common Stock for the three and six months ended March 31, 2026 was largely due to the inclusion of the Rubicon non-controlling interest as discussed in Footnote 2 - Acquisitions and Investments, lower income from operations at the Life Sciences and Manufacturing segments excluding Rubicon and higher professional service expenses in the Corporate segment, partially offset by higher income from operations at the Logistics segment.

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

Our cash flow performance for second fiscal quarter of fiscal year 2026 is not necessarily indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by (used in) operating activities was $(9,696) for the six months ended March 31, 2026, versus $7,067 operating activities for the six months ended March 31, 2025. The decrease in cash provided by operations for the six months ended March 31, 2026 compared to the prior year period was primarily due to the changes in timing of duty collections and payments within our Logistics segment.

Cash flows from investing activities

Net cash provided by (used in) investing activities totaled $(933) for the six months ended March 31, 2026, versus $(635) for the six months ended March 31, 2025. The change in net cash used in investing activities was primarily due to the purchase of the remaining 20% of the outstanding common stock of Biosensis.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $7,374 for the six months ended March 31, 2026, versus $(5,159) for the six months ended March 31, 2025. The change in net cash used in financing activities was primarily due to proceeds from the lines of credit, the conversion and extinguishment of the acquisition loan into the term loan, dividends paid to preferred stockholders, earnout payments, and dividends paid to non-controlling interest.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements or obligations.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to interest rate risks on our Revolving Credit Facility. For every $1,000 outstanding on our Revolving Credit Facility, we will incur approximately $61 of interest expense. For every 1.0% increase in interest rates, our interest expense per $1,000 in borrowings will increase by approximately $10.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s overall internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three and six months ended March 31, 2026. In addition, there were no shares of Common Stock purchased by us during the three and six months ended March 31, 2026.

ITEM 6.
EXHIBIT INDEX

3.1	Certificate of Incorporation of Janel Corporation and Janel Corporation Charter (filed herewith).
10.1	First Amendment to Credit Agreement, dated as of April 7, 2026, by and among Santander Bank, N.A. as lender, and Janel Corporation as a borrower (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).
101	Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended March 31, 2026 and 2025 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2026	JANEL CORPORATION
(Registrant)

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2026	/s/ Nathan C. Shandy
Nathan C. Shandy
Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer)