Form 10-Q
period 2026-06-30
JANEL CORP
filed 2026-08-07
CIK 1133062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 7, 2026 was 1,186,354.

JANEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For Quarterly Period Ended June 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2026	September 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$33,697	$10,962
Restricted cash	-	1,078
Accounts receivable, net of allowance for credit losses of $1,235 and $367, respectively	58,426	66,489
Inventory, net	6,004	4,207
Prepaid expenses and other current assets	6,032	6,095
Total current assets	104,159	88,831
Property and Equipment, net	5,663	5,971
Other Assets:
Intangible assets, net	37,374	30,998
Goodwill	31,592	31,592
Deferred tax assets, net	5,372	-
Restricted investments	250	250
Investment in marketable securities at fair value	427	4,664
Operating lease right of use asset	6,580	7,760
Security deposits and other long-term assets	583	687
Total other assets	82,178	75,951
Total assets	$192,000	$170,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$13,929	$3,801
Accounts payable – trade	69,321	98,244
Tariff refunds payable	32,030	-
Duties and taxes payable	4,622	4,323
Accrued expenses and other current liabilities	6,474	5,853
Dividends payable	1,024	1,649
Current portion of contingent earnout	417	2,592
Current portion of long-term debt	685	911
Current portion of subordinated promissory notes-related party	1,174	1,174
Current portion of operating lease liabilities	2,229	2,114
Total current liabilities	131,905	120,661
Other Liabilities:
Long-term portion of long-term debt	7,047	7,166
Revolving credit facility	9,668	-
Long-term portion of contingent earnout	1,118	55
Long-term portion of subordinated promissory notes-related party	1,031	1,766
Mandatorily redeemable non-controlling interest	2,722	4,161
Deferred tax liabilities, net	-	4,547
Long-term portion of operating lease liabilities	5,002	6,310
Other liabilities	263	285
Total other liabilities	26,851	24,290
Total liabilities	158,756	144,951
Stockholders' Equity:
Preferred Stock, $0.001 par value; 100,000 shares authorized	-	-
Series C 30,000 preferred stock shares authorized and 11,368 shares issued and outstanding as of June 30, 2026 and September 30, 2025, liquidation value of $6,708 as of June 30, 2026 and $7,333 as of September 30, 2025	-	-
Common stock, $0.001 par value; 4,500,000 shares authorized, 1,206,354 issued and 1,186,354 outstanding as of both June 30, 2026 and September 30, 2025	1	1
Paid-in capital	15,913	17,730
Common treasury stock, at cost, 20,000 shares as of both June 30, 2026 and September 30, 2025	(240)	(240)
Accumulated earnings	11,544	8,311
Total Janel Corporation stockholders’ equity	27,218	25,802
Noncontrolling interests	6,026	-
Total stockholders' equity	33,244	25,802
Total liabilities and stockholders' equity	$192,000	$170,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Logistics	$61,081	$43,231	$163,394	$133,361
Life Sciences and Manufacturing	6,431	5,914	17,601	17,869
Total revenues	67,512	49,145	180,995	151,230
Forwarding expenses and cost of revenues:
Forwarding expenses - Logistics	43,973	31,259	117,507	98,155
Cost of revenues - Life Sciences and Manufacturing	2,054	1,776	5,318	5,252
Total forwarding expenses and cost of revenues	46,027	33,035	122,825	103,407
Gross profit	21,485	16,110	58,170	47,823
Operating expenses:
Selling, general and administrative	16,801	13,525	49,305	40,576
Amortization of intangible assets	1,043	654	2,701	1,937
Total operating expenses	17,844	14,179	52,006	42,513
Income from operations	3,641	1,931	6,164	5,310
Other income and expenses:
Interest expense	(552)	(442)	(1,267)	(1,668)
Gain on consolidation of acquisition	-	-	849	-
Other income (expense), net	80	(157)	(231)	402
Income before income taxes	3,169	1,332	5,515	4,044
Income tax expense	(626)	(445)	(1,273)	(1,058)
Consolidated net income	2,543	887	4,242	2,986
Net income attributable to non-controlling interests	(446)	-	(1,009)	-
Net income attributable to Janel Corporation	2,097	887	3,233	2,986
Preferred stock dividends	(114)	(77)	(326)	(271)
Non-controlling interest dividends	-	-	-	(243)
Net income available to common stockholders	$1,983	$810	$2,907	$2,472
Net income per share:
Basic	$2.14	$0.75	$3.58	$2.52
Diluted	$2.09	$0.74	$3.49	$2.48
Net income per share available to common stockholders:
Basic	$1.67	$0.68	$2.45	$2.08
Diluted	$1.63	$0.67	$2.39	$2.05
Weighted average number of shares outstanding:
Basic	1,186	1,186	1,186	1,186
Diluted	1,216	1,207	1,217	1,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(Unaudited)

						COMMON
	PREFERRED		COMMON		PAID-IN	TREASURY		ACCUMULATED	NONCONTROLLING	TOTAL
	STOCK		STOCK		CAPITAL	STOCK		EARNINGS	INTERESTS	EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$	$
Balance - September 30, 2025	11,368	$-	1,206,354	$1	$17,730	20,000	$(240)	$8,311	$-	$25,802
Net income	-	-	-	-	-	-	-	419	281	700
Rubicon acquisition remeasurement	-	-	-	-	(2,590)	-	-	-	5,017	2,427
Dividends to preferred stockholders	-	-	-	-	(100)	-	-	-	-	(100)
Stock-based compensation	-	-	-	-	62	-	-	-	-	62
Balance - December 31, 2025	11,368	$-	1,206,354	$1	$15,102	20,000	$(240)	$8,730	$5,298	$28,891
Net income	-	-	-	-	-	-	-	717	282	999
Purchase of remaining interest in subsidiary	-	-	-	-	912	-	-	-	-	912
Dividends to preferred stockholders	-	-	-	-	(112)	-	-	-	-	(112)
Stock-based compensation	-	-	-	-	63	-	-	-	-	63
Balance - March 31, 2026	11,368	$-	1,206,354	$1	$15,965	20,000	$(240)	$9,447	$5,580	$30,753
Net income	-	-	-	-	-	-	-	2,097	446	2,543
Dividends to preferred stockholders	-	-	-	-	(114)	-	-	-	-	(114)
Stock-based compensation	-	-	-	-	62	-	-	-	-	62
Balance - June 30, 2026	11,368	$-	1,206,354	$1	$15,913	20,000	$(240)	$11,544	$6,026	$33,244

						COMMON
	PREFERRED		COMMON		PAID-IN	TREASURY		ACCUMULATED	NONCONTROLLING	TOTAL
	STOCK		STOCK		CAPITAL	STOCK		EARNINGS	INTERESTS	EQUITY
	SHARES	$	SHARES	$	$	SHARES	$	$	$	$
Balance - September 30, 2024	11,368	-	1,206,354	$1	$17,084	20,000	$(240)	$2,656	$-	$19,501
Net income	-	-	-	-	-	-	-	657	-	657
Dividends to preferred stockholders	-	-	-	-	(86)	-	-	-	-	(86)
Dividends to non-controlling interest	-	-	-	-	(243)	-	-	-	-	(243)
Stock based compensation	-	-	-	-	123	-	-	-	-	123
Balance - December 31, 2024	11,368	$-	1,206,354	$1	$16,878	20,000	$(240)	$3,313	$-	$19,952
Net income	-	-	-	-	-	-	-	1,439	-	1,439
Dividends to preferred stockholders	-	-	-	-	(108)	-	-	-	-	(108)
Dividends to non-controlling interest	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	123	-	-	-	-	123
Indco stock option exercise	-	-	-	-	783	-	-	-	-	783
Balance - March 31, 2025	11,368	$-	1,206,354	$1	$17,676	20,000	$(240)	$4,752	$-	$22,189
Net income	-	-	-	-	-	-	-	887	-	887
Dividends to preferred stockholders	-	-	-	-	(77)	-	-	-	-	(77)
Stock based compensation	-	-	-	-	122	-	-	-	-	122
Balance - June 30, 2025	11,368	$-	1,206,354	$1	$17,721	20,000	$(240)	$5,639	$-	$23,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

JANEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$4,242	$2,986
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts	894	18
Depreciation	507	469
Deferred income taxes, net	209	-
Gain on consolidation of acquisition	(849)	-
Amortization of intangible assets	2,701	1,937
Amortization of acquired inventory valuation	768	211
Amortization of loan costs	147	143
Loss on debt extinguishment	445	-
Stock-based compensation	187	367
Unrealized gain on marketable securities	(93)	(794)
Change in fair value of mandatorily redeemable noncontrolling interest	-	337
Right of use non-cash lease expense	1,914	1,042
Fair value adjustments of contingent earnout liabilities	48	335
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,401	(8,436)
Inventory	(140)	(431)
Prepaid expenses and other current assets	73	(507)
Security deposits and other long-term assets	104	(286)
Duties and taxes payable	321	253
Accounts payable and accrued expenses	(28,827)	20,747
Tariff refunds payable	32,030	-
Operating lease liabilities	(1,925)	(1,707)
Other liabilities	(23)	948
Net cash provided by operating activities:	20,134	17,632
Cash flows from investing activities:
Purchase of property and equipment	(250)	(398)
Disposal of property and equipment	52	2
Investment in marketable securities, net of dividends	(301)	(142)
Purchase of noncontrolling interest	(574)	-
Acquisitions, net of cash received	-	(2,752)
Asset acquisitions	(10,000)	-
Net cash used in investing activities:	(11,073)	(3,290)
Cash flows from financing activities:
Proceeds from term loan	-	3,386
Repayments of term loan	(472)	-
Proceeds from long-term debt issuance	9,120	-
Proceeds from line of credit issuance	24,843	-
Issuance of note receivable	-	(298)
Repayment of term-debt	(8,283)
Repayments of prior lines of credit	(24,738)	(8,903)
Payment of deferred financing costs	(1,203)	-
Repayment of subordinate promissory notes	(735)	(1,186)
Proceeds from lines of credit	474,621	-
Repayment of lines of credit	(464,697)	-
Proceeds from revolving credit facility	9,668	-
Repayment of revolving credit facility	-	(3,700)
Dividends paid to non-controlling interests	-	(244)
Dividends paid to preferred shareholders	(951)	(300)
Earnout payments	(2,553)	(1,078)
Redemption of subsidiary stock	(2,024)	-
Net cash provided by (used in) financing activities	12,596	(12,323)
Net increase in cash and cash equivalents and restricted cash	21,657	2,019
Cash and cash equivalents and restricted cash at beginning of the period	12,040	3,082
Cash and cash equivalents and restricted cash at end of period	$33,697	$5,101
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$640	$1,291
Income taxes	$458	$853
Non-cash investing activities:
Airschott contingent deferred consideration	$-	$48
Non-cash financing activities:
Dividends declared to preferred stockholders	$326	$271
Contingent earnout from asset acquisitions	$1,440	$-

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

Foreign currency

The Company translates foreign assets and liabilities at exchange rates in effect at the balance sheet dates, and the revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the accompanying consolidated balance sheets to the extent they are significant. Exchange rate fluctuations on short-term intercompany loans are included in other income (expense), net line of the condensed consolidated statement of operations.

Interest rate swaps

The Company uses interest rate swap agreements as required by its credit agreements to manage exposure to variability in interest payments associated with variable-rate debt. The Company has elected not to designate its interest rate swap agreements as hedging instruments. Accordingly, the swaps are recorded at fair value on the consolidated balance sheets, and changes in fair value are recognized in current earnings. Net gains and losses related to the swaps are included in other income (expense), net line of the condensed consolidated statements of operations. Net gains related to swaps for the three and nine months ended June 30, 2026 and 2025 were $17 and $0, respectively.

Noncontrolling interests

The Company accounts for an equity interest in a less-than-wholly owned consolidated subsidiary that is not attributable, either directly or indirectly, to the Company as a noncontrolling interest in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The noncontrolling interest is recognized as equity in the Company’s consolidated balance sheets and presented separately from the equity attributable to the Company’s stockholders. Any change in ownership of a less-than-wholly-owned consolidated subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. The amounts of consolidated net income or loss attributable to the Company’s stockholders and noncontrolling interest are separately presented in the consolidated statements of operations. The Company’s net income per share attributable to the Company’s stockholders excludes net income attributable to noncontrolling interests.

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

Restricted cash and investments

In the second half of 2024, the Company began insuring certain risks through a wholly-owned captive insurance company, Gainesville Insurance Company, Inc. (“Gainesville”). In addition, the Company maintains insurance policies with third-party insurers. Gainesville maintains at least $250 in cash, cash equivalents, or equity investments at all times as required by state insurance regulations. As of both June 30, 2026 and September 30, 2025, Gainesville held $250 in restricted investments.

During the first quarter of 2025, as part of the Eighth Amendment (the “Eighth Santander Amendment”) to the Santander Loan Agreement (as defined herein), the Company deposited $2,164 into a restricted cash account. Following a pre-approved earnout payment in January 2025, the Company held $1,078 in a restricted cash account as of September 30, 2025, to be used for the final earnout payment to be made in January 2026. Following the pre-approved contingent earnout payment in January 2026, the Company held no restricted cash as of June 30, 2026.

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

Balance as of September 30, 2025	$367
Provision for expected credit losses	894
Accounts receivable write-offs	(26)
Balance as of June 30, 2026	$1,235

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

The fair value of the Company’s reporting units were in excess of carrying value and goodwill was not deemed to be impaired as of June 30, 2026.

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

The Company concluded that the fair value of intangibles and long-lived assets were not deemed to be impaired as of June 30, 2026.

Tariff refunds payable

The Company periodically receives refunds of customs duties from the federal government in its capacity as a customs broker on behalf of its customers. Because the Company acts solely as an agent with respect to these amounts and has an obligation to remit the refunds directly to the applicable customers, the refunds are recorded as a liability upon receipt and are not recognized as revenue. The amount is included in the cash and cash equivalents line item of the consolidated balance sheet.

Tariff refunds payable are presented separately in the Company's condensed consolidated balance sheets and are not offset against accounts receivable, including amounts that may be due from the same customers. The liability is reduced when the related refunds are remitted to customers. As of June 30, 2026, the Company had tariff refunds payable of $32,030. As of the filing date, the majority of this amount had been remitted to customers.

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

The Company evaluates whether amounts billed to customers should be reported as gross or net revenues. Generally, revenues are recorded on a gross basis when the Company is acting as principal and is primarily responsible for fulfilling the promise to provide the services, when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third-party. Revenues are recognized on a net basis when the Company is acting as agent, and the Company does not have latitude in carrier selection or in establishing rates with the carrier. Revenues recognized net were insignificant for the three and nine months ended June 30, 2026 and 2025.

Contract assets, which were insignificant as of June 30, 2026 and September 30, 2025, represent estimated amounts for which the Company has the right to consideration for transportation services related to the completed portion of in-transit shipments at period end, but for which it has not yet completed the performance obligations. Upon completion of the performance obligations, which can vary in duration based upon the mode of transportation, the balance is included in Accounts Receivable.

In the Logistics segment, the Company disaggregates its revenues by its four primary service categories: trucking, ocean freight, customs brokerage and other, and air freight. A summary of the Company’s revenues disaggregated by major service lines for the three and nine months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Service Type
Trucking	$24,992	$16,908	$65,392	$52,620
Ocean freight	14,022	10,671	39,467	35,554
Customs brokerage and other	12,908	8,258	34,430	23,933
Air freight	9,159	7,394	24,105	21,254
Total	$61,081	$43,231	$163,394	$133,361

Customs brokerage and other revenues contains revenues recognized at a point in time and revenues recognized over time based on the satisfaction of the underlying performance obligations. Customs brokerage and other revenues recognized at a point in time totaled $9,211 and $6,168 for the three months ended June 30, 2026 and 2025, respectively. Customs brokerage and other revenues recognized at a point in time totaled $24,179 and $18,177 for the nine months ended June 30, 2026 and 2025, respectively.

Life Sciences and Manufacturing

Revenues from the Life Sciences segment are derived from the sale of high-quality monoclonal and polyclonal antibodies, diagnostic reagents, diagnostic kits, and other immunoreagents for biomedical research and antibody manufacturing.

Revenues from the Company’s Manufacturing segment, which is comprised of Indco, Inc. (“Indco”), a wholly-owned subsidiary of the Company that manufactures and distributes mixing equipment and apparatus for specific applications within various industries, are derived from the engineering, manufacture and delivery of specialty mixing equipment and accessories, and Rubicon Technology, Inc. (“Rubicon”), a majority-owned subsidiary of the Company that sells monocrystalline sapphire for applications in optical and industrial systems. Rubicon sells its products on a global basis to customers in North America, Europe and Asia and leases its operating and storage facilities in the Chicago metropolitan area on a month-to-month basis. Revenues for Life Sciences and Manufacturing are recognized when products are shipped and control of the product, title, and risk of loss have been transferred to the customers.

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

The fair value of the identifiable net assets exceeded the consideration transferred including the fair value of the previously held equity interest and fair value of the noncontrolling interest as it was an opportunistic acquisition. The resulting excess of $849 due to the limited market for the underlying assets was recognized as a gain on consolidation of acquisition on the acquisition date, which primarily reflects the excess value of the deferred tax assets. The gain on acquisition was recognized in gain on consolidation of acquisition in the condensed consolidated statements of operations for the nine months ended June 30, 2026.

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

Prior to the business combination, the Company held a noncontrolling equity interest in Rubicon, which was recorded under the fair value option method to equity method investment, and the changes in the fair value of the investment were included in Other income (expense), net in the condensed consolidated statements of operations. At the acquisition date, the acquisition did not result in a gain or loss associated with the remeasurement because its previously held equity interest was measured at fair value prior to the acquisition.

Subsequent to the closing of the contribution, the Company commenced a tender offer to purchase shares of Rubicon Common Stock at $4.75 per share in cash, which expired on November 12, 2025. On November 17, 2025, the tender offer was completed, and the Company purchased 426,000 shares of Rubicon common stock for an aggregate cash consideration of $2,024, and the shares of Rubicon common stock were transferred to Janel Corporation on November 17, 2025. After the tender offer, the Company owned approximately 91.0% of Rubicon’s outstanding common stock. The carrying amount of the noncontrolling interest has been adjusted, and the difference between the cash consideration paid and the change in the noncontrolling interest of $510 was recorded in the Company’s paid-in capital during the nine months ended June 30, 2026, and no gain or loss was recorded.

On May 5, 2026, the Company’s Board of Directors authorized the purchase of up to 50,000 additional shares of Rubicon Common Stock in the public market or through privately negotiated transactions. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions. As of June 30, 2026, the Company had acquired 10,000 shares of Rubicon Common Stock at an average price of $4.46 per share.

Life Sciences

On April 8, 2026, the Company acquired an antibody product line from BioPorto A/S. The transaction was accounted for as an asset acquisition. The total purchase price was $10,000, consisting of $9,000 in cash paid at closing and contingent consideration with an acquisition-date fair value of $1,000. The contingent consideration provides for a total possible payout of up to $1,500, upon the achievement of certain revenue targets over the three years following the acquisition. The purchase price was allocated to the acquired assets based on their relative fair values. The Company recorded $2,362 of acquired inventory and $7,638 of identifiable intangible assets related to the antibody product line.

On May 1, 2026, the Company acquired all the rights, title and interests to a royalty agreement for certain antibody products, which the Company includes in the Life Sciences segment. The transaction was accounted for as an asset acquisition. The total consideration transferred was approximately $1,440 consisting of $1,000 in cash and contingent consideration valued at $440.

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

On March 10, 2026, prior to the exercisability date of the put-call options, Antibodies, Inc., entered into an agreement to purchase the remaining 20% of the outstanding common stock of Biosensis for $574. The difference between the carrying value of the non-controlling interest and the cash consideration was recognized in stockholders’ equity within paid-in capital on the Company’s condensed consolidated balance sheets as of June 30, 2026. No gain or loss was recognized in the Company’s condensed consolidated statements of operations as of the nine months ended June 30, 2026. This agreement terminated the previously established put-call option arrangement.

3.     INVENTORY

Inventories consisted of the following:

	June 30, 2026	September 30, 2025
Finished goods	$4,891	$1,514
Work-in-process	685	1,424
Raw materials	842	1,679
Gross inventory	6,418	4,617
Less – reserve for inventory valuation	(414)	(410)
Inventory, net	$6,004	$4,207

4.     INTANGIBLE ASSETS

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025	Life (Years)	Weighted Avg Remaining Life (Years)
Customer assets	$45,362	$37,725	10-24	9.4
Trademarks/names	5,110	5,110	1-20	9.8
Other	3,632	2,192	2-22	10.0
Gross book value	54,104	45,027
Less: Accumulated amortization	(17,251)	(14,550)
Trademarks/names	521	521	Indefinite
Intangible assets, net	$37,374	$30,998

Refer to Note 2 - "Acquisitions and Investments" for the increase in the Company's intangible assets during the nine months ended June 30, 2026.

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets by segment as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Logistics	$29,363	$29,363
Life Sciences	17,562	8,485
Manufacturing	7,700	7,700
Gross book value	54,625	45,548
Less: Accumulated amortization	(17,251)	(14,550)
Intangible assets, net	$37,374	$30,998

Amortization expense for the three and nine months ended June 30, 2026 and 2025 was $1,043 and $654, and $2,701 and $1,937, respectively.

The future amortization of these intangible assets is expected to be as follows:

Fiscal Year 2026 (remaining)	$1,056
Fiscal Year 2027	4,186
Fiscal Year 2028	4,143
Fiscal Year 2029	4,095
Fiscal Year 2030	3,818
Thereafter	19,555
Total	$36,853

5.     GOODWILL

The composition of goodwill balances by segment as of June 30, 2026 and September 30, 2025 was as follows:

	June 30, 2026	September 30, 2025
Logistics	$17,768	$17,768
Life Sciences	8,778	8,778
Manufacturing	5,046	5,046
Total goodwill	$31,592	$31,592

6.     LONG-TERM DEBT

The table below sets forth the total long-term debt, net of unamortized debt issuance cost, as of June 30, 2026 and September 30, 2025, respectively:

	June 30, 2026	September 30, 2025
Total debt	$8,780	$8,445
Less: unamortized debt issuance costs	(1,048)	(368)
Less: current portion of long-term debt	(685)	(911)
Total outstanding long-term debt	$7,047	$7,166

These obligations mature as follows:

Fiscal year 2026 (remaining)	$171
Fiscal year 2027	686
Fiscal year 2028	691
Fiscal year 2029	697
Fiscal year 2030	703
Thereafter	5,832
Total	$8,780

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

The proceeds under the 2025 Credit Facility were used to repay the Company’s outstanding loan balance of $33,021 under its previous credit facilities and pay loan initiation fees of $942. In connection with the 2025 Credit Facility, the Company recorded a loss of approximately $445 on the write-off of unamortized capitalized loan costs on the extinguishment of the credit agreement entered into with First Merchants Bank on April 25, 2023 (the "First Merchants Credit Agreement"), which is recorded in other income (expense), net in the condensed consolidated statements of operations for the nine months ended June 30, 2026.

On April 7, 2026, the Company entered into the First Amendment to the Credit Agreement dated as of December 29, 2025 which allowed for the acquisition of the antibody product line from BioPorto A/S described in Note 2 - "Acquisitions and Investments". The First Amendment also updated certain definitions.

As of June 30, 2026, $13,929 and $25,824 were the amounts outstanding and available for borrowing, respectively, under the Revolving Facility. As of June 30, 2026, $9,668 and $332 were the amounts outstanding and available for borrowing, respectively, under the RCF. The effective interest rate on such borrowings outstanding was 5.49% per annum. The RCF is classified as a non-current liability as no principal payments are scheduled until after December 29, 2027, when it converts into a term loan.

The Company was in compliance with the financial covenants defined in the 2025 Credit Facility as of June 30, 2026.

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

As of September 30, 2025, there were $2,900 of outstanding borrowings under the revolving credit facility, $7,885 of outstanding borrowings under the Term A loan, $559 of outstanding borrowings under the Term B loan and $1,000 of outstanding borrowings on the revolving loan, with interest accruing on all four loans at an effective interest rate of 6.89%. On December 29, 2025, the Company drew on the 2025 Credit Facility for $12,182 to fully pay off the First Merchants Credit Agreement. See “The 2025 Credit Facility” above for additional details. As of June 30, 2026, no amounts were outstanding under the First Merchants Credit Agreement which was extinguished during the quarter ended December 31, 2025.

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

As of June 30, 2026, the gross amount outstanding under the ELFS Subordinated Promissory Notes was $2,205, of which $1,174 was included in the current portion of subordinated promissory notes and $1,031 was included in the long-term portion of subordinated promissory notes.

8.    STOCKHOLDERS' EQUITY

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

(A)    Preferred Stock

Series C Cumulative Preferred Stock

Shares of the Company’s Series C Cumulative Preferred Stock (the “Series C Stock”) are entitled to receive annual dividends at a rate of 5% per annum of the original issuance price of $500 per share, when and if declared by the Company’s Board of Directors, and increased by 1% on January 1, 2024. Such rate is to increase on each January 1 thereafter for four years to a maximum rate of 9%. The dividend rate of the Series C Stock as of June 30, 2026 and September 30, 2025 was 8% and 7%, respectively. In the event of liquidation, holders of Series C Stock shall be paid an amount equal to the original issuance price, plus any accrued dividends thereon. Shares of Series C Stock may be redeemed by the Company at any time upon notice and payment of the original issuance price, plus any accrued dividends thereon. The liquidation value of Series C Stock was $6,708 and $7,333 as of June 30, 2026 and September 30, 2025, respectively.

For the three and nine months ended June 30, 2026 and 2025, the Company declared dividends on Series C Stock of $114 and $77, and $326 and $271, respectively. As of June 30, 2026 and September 30, 2025, the Company had accrued dividends of $1,024 and $1,649, respectively.

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

The fair values of the employee option awards for the three and nine months ended June 30, 2026 and 2025 were estimated using the assumptions below, which yielded the following weighted average grant date fair values for the periods presented:

	Three and Nine Months Ended June 30, 2026	Three and Nine Months Ended June 30, 2025
Risk-free interest rate	3.72%	3.45%
Expected option term in years	5.5	4.5 - 6.0
Expected volatility	57.73%	49.40%
Dividend yield	-	-
Weighted average grant date fair value	$19.87	$12.91 - 19.86

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balances, September 30, 2025	62,493	$28.35	6.5	$705
Granted	12,500	$36.01	5.5	$-
Outstanding balances, June 30, 2026	74,993	$29.63	6.3	$1,234
Exercisable at June 30, 2026	62,494	$28.35	5.7	$1,121

The aggregate intrinsic value in the above table was calculated as the difference between the closing price of the Company’s common stock at June 30, 2026 of $45.00 per share and the exercise price of the stock options that had strike prices below such closing price.

As of June 30, 2026, there was $62 unrecognized compensation expense related to the unvested employee stock options, which is expected to be recognized over the next fiscal year.

9.     INCOME PER COMMON SHARE

The following table provides a reconciliation of the basic and diluted earnings per share (“EPS”) computations for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Income:
Consolidated net income	$2,543	$887	$4,242	$2,986
Net income attributable to noncontrolling interests	(446)	-	(1,009)	-
Net income attributable to Janel Corporation	2,097	887	3,233	2,986
Preferred stock dividends	(114)	(77)	(326)	(271)
Non-controlling interest dividends	-	-	-	(243)
Net income available to common stockholders	$1,983	$810	$2,907	$2,472

Common Shares:
Basic - weighted average common shares	1,186	1,186	1,186	1,186
Effect of dilutive securities:
Stock options	30	21	31	20
Diluted - weighted average common stock	1,216	1,207	1,217	1,206

Income per Common Share:
Basic
Consolidated net income	$2.14	$0.75	$3.58	$2.52
Net income attributable to noncontrolling interests	(0.37)	-	(0.86)	-
Preferred stock dividends	(0.10)	(0.07)	(0.27)	(0.24)
Noncontrolling interest dividends	-	-	-	(0.20)
Net income available to common shareholders	$1.67	$0.68	$2.45	$2.08
Diluted
Consolidated net income	$2.09	$0.74	$3.49	$2.48
Net income attributable to noncontrolling interests	(0.37)	-	(0.83)	-
Preferred stock dividends	(0.09)	(0.07)	(0.27)	(0.23)
Noncontrolling interest dividends	-	-	-	(0.20)
Net income available to common stockholders	$1.63	$0.67	$2.39	$2.05

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 10 anti-dilutive shares for each of the three and nine months ended June 30, 2026 and 22.5 anti-dilutive shares for each of the three and nine months ended June 30, 2025.

10.     INCOME TAXES

 The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes from continuing operations for the three and nine-month periods ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Federal taxes at statutory rates	$(471)	$(315)	$(962)	$(891)
Permanent differences	(13)	(54)	(16)	89
State and local taxes, net of federal benefit	(142)	(76)	(295)	(256)
Total	$(626)	$(445)	$(1,273)	$(1,058)

As disclosed in Note 2 - "Acquisitions and Investments", the Company acquired deferred tax assets valued at $10,128 from Rubicon. The Company has performed an analysis to assess potential limitations on the utilization of these net operating losses ("NOLs") and tax credits resulting from ownership changes. Based on this analysis, no ownership changes were identified that would limit Rubicon's ability to utilize its NOLs or tax credits.

11.     BUSINESS SEGMENT INFORMATION

As referenced above in Note 1 - "Basis of Presentation and Significant Accounting Policies", the Company operates in three reportable segments: Logistics, Life Sciences and Manufacturing.

The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2026:

For the three months ended June 30, 2026	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$67,512	$61,081	$3,858	$2,573	$-
Forwarding expenses and cost of revenues	46,027	43,973	842	1,212	-
Gross profit	21,485	17,108	3,016	1,361	-
Selling, general and administrative	16,801	11,603	2,478	897	1,823
Amortization of intangible assets	1,043	-	-	-	1,043
Income (loss) from operations	3,641	5,505	538	464	(2,866)
Interest expense	552	271	212	69	-
Identifiable assets	192,000	95,462	14,584	7,693	74,261
Capital expenditures, net of disposals	34	15	14	5	-

For the nine months ended June 30, 2026	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$180,995	$163,394	$10,663	$6,938	$-
Forwarding expenses and cost of revenues	122,825	117,507	2,044	3,274	-
Gross profit	58,170	45,887	8,619	3,664	-
Selling, general and administrative	49,305	33,494	7,270	2,670	5,871
Amortization of intangible assets	2,701	-	-	-	2,701
Income (loss) from operations	6,164	12,393	1,349	994	(8,572)
Interest expense	1,267	643	404	214	6
Identifiable assets	192,000	95,462	14,584	7,693	74,261
Capital expenditures, net of disposals	198	24	165	9	-

The Manufacturing segment includes results from Rubicon starting on the acquisition date of October 14, 2025. Rubicon’s corporate expenses are included in Janel’s Corporate expenses segment.

The following tables present selected financial information about the Company’s reportable segments and Corporate for the purpose of reconciling to the consolidated totals for the three and nine months ended June 30, 2025:

For the three months ended June 30, 2025	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$49,145	$43,231	$3,490	$2,424	$-
Forwarding expenses and cost of revenues	33,035	31,259	624	1,152	-
Gross profit	16,110	11,972	2,866	1,272	-
Selling, general and administrative	13,525	9,434	2,062	764	1,265
Amortization of intangible assets	654	-	-	-	654
Income (loss) from operations	1,931	2,538	804	508	(1,919)
Interest expense	442	289	73	80	-
Identifiable assets	126,032	52,255	13,349	4,453	55,975
Capital expenditures, net of disposals	69	5	45	19	-

For the nine months ended June 30, 2025	Consolidated	Logistics	Life Sciences	Manufacturing	Corporate
Revenues	$151,230	$133,361	$10,639	$7,230	$-
Forwarding expenses and cost of revenues	103,407	98,155	1,870	3,382	-
Gross profit	47,823	35,206	8,769	3,848	-
Selling, general and administrative	40,576	28,327	5,979	2,507	3,763
Amortization of intangible assets	1,937	-	-	-	1,937
Income (loss) from operations	5,310	6,879	2,790	1,341	(5,700)
Interest expense	1,668	1,168	280	220	-
Identifiable assets	126,032	52,255	13,349	4,453	55,975
Capital expenditures, net of disposals	396	31	346	19	-

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

This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

The following table presents the Company’s assets that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

June 30, 2026	Level 1	Level 2	Level 3	Total
Investment in marketable securities at fair value	$427	$-	$-	$427
Restricted investments	250	-	-	250
Total Assets	$677	$-	$-	$677

September 30, 2025	Level 1	Level 2	Level 3	Total
Investment in Rubicon at fair value	$4,631	$-	$-	$4,631
Investment in marketable securities at fair value	33	-	-	33
Restricted investments	250	-	-	250
Total Assets	$4,914	$-	$-	$4,914

The following table sets forth a summary of the changes in the investment in marketable securities and restricted investments during the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$513	$2,760	$4,914	$1,824
Acquisition of controlling financial interest of Rubicon	-	-	(4,631)	-
Unrealized gain (loss)	(35)	(80)	93	793
Purchase of securities (net of sales)	199	79	301	142
Balance, end of period	$677	$2,759	$677	$2,759

On August 19, 2022, the Company acquired 1,108,000 shares of Rubicon common stock at a price per share of $20.00, in a cash tender offer. As of September 30, 2025, the Company held 46.6% of the total issued and outstanding shares of Rubicon and reported its investment under the fair value method pursuant to ASC Topic 320, Investments - Debt Securities. Management determined that it was appropriate to carry its investment in Rubicon at fair value because the investment was traded on the NASDAQ stock exchange through January 2, 2023, began trading on the OTCQB Capital Market on January 3, 2023 and had daily trading activity, the combination of which provides a better indicator of value. The investment in Rubicon was re-measured at the end of each quarter based on the trading price, and any change in the value was reported in the condensed statement of operations as an unrealized gain or loss on marketable securities in Other income (expense), net.

On October 14, 2025, the Company acquired an additional 7,000,000 shares of Rubicon Common Stock and obtained a controlling financial interest in Rubicon through its ownership of 86.5% of outstanding equity resulting in consolidation of Rubicon from the acquisition date. Immediately prior to the business combination, the investment was measured at fair value. In connection with the closing of the Contribution, the Company commenced a tender offer to purchase 426,000 shares of Rubicon common stock at $4.75 per share in cash, which expired on November 12, 2025. The shares of Rubicon common stock were transferred to Janel Corporation on November 17, 2025. After the tender offer, Janel Corporation owned approximately 91.0% of Rubicon’s common stock outstanding. See Note 2 – "Acquisitions and Investments".

The following table sets forth a summary of the changes in the fair value of the Company’s investment in Rubicon, which was measured at fair value on a recurring basis prior to October 14, 2025, utilizing Level 1 assumptions in its valuation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$-	$2,415	$4,631	$1,518
Fair value adjustment to Rubicon investment	-	(88)	(4,631)	809
Balance, end of period	$-	$2,327	$-	$2,327

There were no level 2 or 3 assets as of June 30, 2026 and September 30, 2025. There were no transfers between investment levels as of June 30, 2026 and September 30, 2025.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

June 30, 2026	Level 1	Level 2	Level 3	Total
Contingent earnout	$64	$-	$1,471	$1,535
Mandatorily redeemable noncontrolling interest	-	-	2,722	2,722
Total Liabilities	$64	$-	$4,193	$4,257

September 30, 2025	Level 1	Level 2	Level 3	Total
Contingent earnout	$1,143	$-	$1,504	$2,647
Mandatorily redeemable noncontrolling interest	-	-	4,161	4,161
Total Liabilities	$1,143	$-	$5,665	$6,808

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

The current and non-current portions of the fair value of the contingent earnout liabilities as of June 30, 2026 were $417 and $1,118, respectively. The current and non-current portions of the fair value of the contingent earnout liabilities as of September 30, 2025 were $2,592 and $55, respectively.

The following table sets forth a summary of the changes in the fair value of the Company’s contingent earnout liabilities for the three and nine months ended June 30, 2026 and 2025, which are measured at fair value on a recurring basis utilizing Level 1 and Level 3 assumptions in their valuation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$94	$1,332	$2,647	$2,350
Fair value of contingent consideration recorded in connection with business combinations and asset purchases	1,441	30	1,441	90
Earnout payment	-	-	(2,553)	(1,078)
Change in earnout calculation	-	100	-	100
Balance, end of period	$1,535	$1,462	$1,535	$1,462

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

The Company has operating leases for office and warehouse space in all districts where it conducts business. As of June 30, 2026, the remaining terms of the Company’s operating leases were between one month and 92 months and certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include the minimum lease payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option and the Company is not reasonably certain to exercise those renewal options at lease commencement.

The components of lease expense for the three and nine months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$626	$642	$1,920	$1,943
Short-term lease cost	68	59	209	208
Total lease cost	$694	$701	$2,129	$2,151

Operating lease right of use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of June 30, 2026 were $6,580, $2,229 and $5,002, respectively.

Operating lease right of use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities reported in the condensed consolidated balance sheets for operating leases as of September 30, 2025 were $7,760, $2,114 and $6,310, respectively.

During the nine months ended June 30, 2026, the Company entered into two lease extension agreements for its Logistics segment. One agreement extended the lease term by an additional 10 months, resulting in a new expiration date of February 2027. The second agreement extended the lease term by an additional 3 years, resulting in a new expiration date of May 2029. As result of these lease modifications, the Company recognized right-of-use assets of $485 and operating lease liabilities of $516 as of  June 30, 2026.

During the nine months ended June 30, 2025, the Company amended and extended various lease agreements. As a result, the Company recognized right-of-use assets of $887 and operating lease liabilities of $1,190.

As of June 30, 2026 and September 30, 2025, the weighted-average remaining lease term and the weighted-average discount rate related to the Company’s operating leases were 4.2 years and 6.75% and 4.5 years and 6.13%, respectively.

For the three months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease obligations was $612 and $686. For the nine months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease obligation was $1,925 and $1,707, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2026 are as follows for each of the fiscal years ending September 30 of:

Fiscal year 2026 (remaining)	$654
Fiscal year 2027	2,598
Fiscal year 2028	2,494
Fiscal year 2029	1,059
Fiscal year 2030	488
Thereafter	867
Total undiscounted lease payments	8,160
Imputed interest	(929)
Total lease liabilities	$7,231

14.     SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2026 up through the date these consolidated financial statements were issued. Other than as disclosed elsewhere in the notes to the consolidated financial statements, the Company did not have any material subsequent events.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto as of and for the three and nine months ended June 30, 2026, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Amounts presented in this section are in thousands, except share and per share data.

As used throughout this Report, “we,” “us”, “our,” “Janel,” “the Company,” “Registrant” and similar words refer to Janel Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("the Report") contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward – looking statements may generally be identified using the words “may,” “will,” “intends,” “plans,” "projects,” “believes,” “should,” “expects,” “predicts,” “anticipates,” “estimates,” and similar expressions or the negative of these terms or other comparable terminology. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve several risks, uncertainties and assumptions. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including, but not limited to, those set forth elsewhere in this Report, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, our strategy of expanding our business through acquisitions of other businesses; we may be required to record a significant change to earnings related to the impairment of acquired assets; we may fail to realize the expected benefits or strategic objectives of any acquisition, or we may spend resources exploring acquisitions that are not consummated; risks associated with litigation and indemnification claims and other unforeseen claims and liabilities that may arise from an acquisition; changes in tax rates, laws or regulations and our ability to utilize anticipated tax benefits; the impact of volatile or changing interest rates on our investments, business and operations; conflicts of interest with the minority shareholders of our business; we may not have sufficient working capital to continue operations; we may lose customers who are not obligated to long-term contracts to transact with us; changes or developments in U.S. laws or policies, including the potential imposition of tariffs and uncertainties related to tariff refund obligations; competition from companies with greater financial resources and from companies that operate in areas in which we plan to expand; our dependence on technically skilled employees; impacts from climate change, including the increased focus by third-parties on sustainability issues and our ability to comply therewith; competition from parties who sell their businesses to us and from professionals who cease working for us; terrorist attacks and other acts of violence or war; security breaches or cybersecurity attacks; the impact of catastrophic events, such as health crises, natural disasters and armed conflict; the level of our insurance coverage, including related to product and other liability risks; our compliance with applicable privacy, security and data laws; risks related to the diverse platforms and geographies that host our management information and financial reporting systems; our dependence on the availability of cargo space from third parties; the impact of claims arising from transportation of freight by the carriers with which we contract, including an increase in premium costs; the impact of higher carrier prices; risks related to the classification of owner-operators in the transportation industry; recessions, economic developments and other events affecting the volume of international trade and international operations; risks arising from our ability to comply with governmental permit and licensing requirements or statutory and regulatory requirements; the impact of seasonal trends and other factors beyond our control on our Logistics business; changes in governmental regulations applicable to our Life Sciences business; the ability of our Life Sciences business to continually produce products that meet high-quality standards such as purity, reproducibility and/or absence of cross-reactivity; the ability of our Life Sciences business to maintain, determine the scope of and defend its and its competitors’ intellectual property rights; the impact of pressures in the life sciences industry to increase the predictability of or reduce healthcare costs; any decrease in the availability, or increase in the cost or supply shortages, of raw materials used by Indco; risks arising from the environmental, health and safety regulations applicable to Indco; the reliance of our Indco business on a single location to manufacture their products; the controlling influence exerted by a small number of our stockholders; the unlikelihood that we will issue dividends in the foreseeable future; and risks related to ownership of our common stock, including share price volatility, the lack of a guaranteed continued public trading market for our common stock, our ability to issue shares of preferred stock with greater rights than our common stock and costs related to maintaining our status as a public company; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. You should not place undue reliance on any of our forward-looking statements which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of these factors, see our periodic reports filed with the SEC, including our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

On June 4, 2025, the Company completed a business combination in which it acquired 80% of the outstanding stock of Biosensis, an Australian developer and manufacturer of antibodies and cell culture media for research and diagnostic uses, which we include in our Life Sciences segment. On March 10, 2026, the Company entered into an agreement to repurchase the remaining 20% of the outstanding common stock of Biosensis.

On April 8, 2026, the Company acquired an antibody product line from BioPorto A/S. The transaction was accounted for as an asset acquisition. The total purchase price was $10,000, consisting of $9,000 in cash paid at closing and contingent consideration with an acquisition-date fair value of $1,000. The consideration provides for a total possible payout of up to $1,500, upon the achievement of certain revenue targets over the three years following the acquisition. The purchase price was allocated to the acquired assets based on their relative fair values. The Company recorded $2,362 of acquired inventory and $7,638 of identifiable intangible assets related to the antibody product line.

On May 1, 2026, the Company acquired all the rights, title and interests to a royalty agreement for certain antibody products, which the Company includes in the Life Sciences segment. The transaction was accounted for as an asset acquisition. The total consideration transferred was approximately $1,440 consisting of $1,000 in cash and contingent consideration valued at $440.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our board of directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on December 5, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies during the three and nine months ended June 30, 2026.

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

Results of Operations – Janel Corporation – Three and Nine Months Ended June 30, 2026 and 2025 (unaudited)

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

Our consolidated results of operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$67,512	$49,145	$180,995	$151,230
Forwarding expenses and cost of revenues	46,027	33,035	122,825	103,407
Gross profit	21,485	16,110	58,170	47,823
Total operating expenses	17,844	14,179	52,006	42,513
Income from operations	$3,641	$1,931	$6,164	$5,310
Net income attributable to Janel Corporation	$2,097	$887	$3,233	$2,986
Adjusted operating income	$5,199	$2,770	$9,820	$7,825

Consolidated revenues for the three months ended June 30, 2026 were $67,512, which was $18,367, or 37.4%, higher than the prior year period. Acquisitions added $8,369 to consolidated revenue for the three months ended June 30, 2026. Consolidated revenues for the nine months ended June 30, 2026 were $180,995, which was $29,765, or 19.7%, higher than the prior year period. Acquisitions added $20,419 to consolidated revenue for the nine months ended June 30, 2026. The increase in revenues for both the three and nine months ended June 30, 2026 was primarily due to the inclusion of revenue from acquired businesses and higher revenue at the Logistics segment.

Income from operations for the three months ended June 30, 2026 was $3,641 compared with $1,931 in the prior year period. Income from operations for the nine months ended June 30, 2026 was $6,164 compared with $5,310 in the prior year period. The increase in income from operations for both the three and nine months ended June 30, 2026 resulted from higher income from operations at the Logistics segment, partially offset by lower income from operations at the Life Sciences and Manufacturing segments and higher acquisition-related expenses in the Corporate segment.

Net income attributable to Janel Corporation for the three months ended June 30, 2026 totaled $2,097 compared to $887 for the three months ended June 30, 2025. Net income attributable to Janel Corporation for the nine months ended June 30, 2026 totaled $3,233 compared to $2,986 for the nine months ended June 30, 2025. The increase in net income attributable to Janel Corporation for both the three and nine months ended June 30, 2026 was largely due to higher income from operations at the Logistics segment, partially offset by lower income from operations at the Life Sciences and Manufacturing segments as described above and higher acquisition-related expenses in the Corporate segment.

Adjusted operating income for the three months ended June 30, 2026 increased to $5,199 from $2,770 in the prior year period. Adjusted operating income for the nine months ended June 30, 2026 increased to $9,820 from $7,825 in the prior year period. The increase in adjusted operating income for the three months ended June 30, 2026 resulted primarily from higher adjusted operating income at the Logistics and Life Science segments, partially offset by lower adjusted operating income at the Manufacturing segment and higher acquisition-related expenses in the Corporate segment. The increase in adjusted operating income for the nine months ended June 30, 2026 resulted primarily from higher adjusted operating income at the Logistics segment, partially offset by lower adjusted operating income at the Life Sciences and Manufacturing segments and higher acquisition-related expenses in the Corporate segment.

The following table sets forth a reconciliation of income from operations, the most directly comparable GAAP measure, to adjusted operating income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Income from operations	$3,641	$1,931	$6,164	$5,310
Add: Amortization of intangible assets	1,043	654	2,701	1,937
Add: Stock-based compensation	62	122	187	367
Add: Cost recognized on sale of acquired inventory	453	63	768	211
Adjusted operating income	$5,199	$2,770	$9,820	$7,825

Results of Operations – Logistics – Three and Nine Months Ended June 30, 2026 and 2025 (unaudited)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$61,081	$43,231	$163,394	$133,361
Forwarding expenses	43,973	31,259	117,507	98,155
Gross profit	17,108	11,972	45,887	35,206
Gross profit margin	28.0%	27.7%	28.1%	26.4%
Selling, general and administrative expenses	11,603	9,434	33,494	28,327
Income from operations	$5,505	$2,538	$12,393	$6,879

Revenues

Total revenues for the three months ended June 30, 2026 were $61,081 as compared to $43,231 for the three months ended June 30, 2025, an increase of $17,850, or 41.3%. Acquisitions added $7,579 to consolidated revenue for the three months ended June 30, 2026. Total revenues for the nine months ended June 30, 2026 were $163,394 as compared to $133,361 for the nine months ended June 30, 2025, an increase of $30,033, or 22.5%. Acquisitions added $18,579 to consolidated revenue for the nine months ended June 30, 2026. Revenues in both periods increased due to the inclusion of revenue from acquired businesses, higher freight rates and increased demand as customers navigate tariff policy changes.

Gross Profit

Gross profit for the three months ended June 30, 2026 was $17,108, an increase of $5,136, or 42.9%, as compared to $11,972 for the three months ended June 30, 2025. Acquisitions added $1,875 to gross profit for the three months ended June 30, 2026 compared to the prior year period. Excluding the acquisitions, organic growth in gross profit increased 27.2% in the three months ended June 30, 2026 versus the prior year period. Gross profit margin as a percentage of revenues increased to 28.0% for the three months ended June 30, 2026, compared to 27.7% for the prior year period.

Gross profit for the nine months ended June 30, 2026 was $45,887, an increase of $10,681, or 30.3%, as compared to $35,206 for the nine months ended June 30, 2025. Acquisitions added $4,723 to gross profit for the nine months ended June 30, 2026 compared to the prior year period. Excluding the acquisitions, organic growth in gross profit increased 16.9% in the nine months ended June 30, 2026 compared to the prior year period. Gross profit margin increased to 28.1% compared to 26.4% in the prior year period, primarily due to improved net revenue per shipment and favorable service mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 were $11,603 as compared to $9,434 for the three months ended June 30, 2025. This increase of $2,169, or 23.0%, was mainly due to prior year acquisitions. Selling, general and administrative expenses as a percentage of revenue were 19.0% and 21.8% for the three months ended June 30, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue was due to operating leverage from stronger organic growth.

Selling, general and administrative expenses for the nine months ended June 30, 2026 were $33,494 as compared to $28,327 for the nine months ended June 30, 2025. This increase of $5,167, or 18.2% , was mainly due to prior year acquisitions. Selling, general and administrative expenses as a percentage of revenues were 20.5% and 21.2% of revenues for the nine months ended June 30, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses as a percentage of revenues for the nine-month period was primarily attributable to improved operating leverage from stronger organic growth.

Income from Operations

Income from operations increased to $5,505 for the three months ended June 30, 2026 as compared to income from operations of $2,538 for the three months ended June 30, 2025, an increase of $2,967, or 116.9%. Operating margin as a percentage of gross profit for the three months ended June 30, 2026 was 32.2% compared to 21.2% in the prior year period.

Income from operations increased to $12,393 for the nine months ended June 30, 2026 as compared to $6,879 for the nine months ended June 30, 2025, an increase of $5,514, or 80.2%. Operating margin as a percentage of gross profit for the nine months ended June 30, 2026 was 27.0% compared to 19.5% in the prior year period. The increase in operating margin for the three- and nine-month periods was primarily attributable to organic growth in gross profit and operating leverage.

Results of Operations – Life Sciences – Three and Nine Months Ended June 30, 2026 and 2025 (unaudited)

The Company’s Life Sciences segment is comprised of several wholly-owned subsidiaries. The Company’s Life Sciences segment manufactures and distributes antibodies, as well as research and diagnostic reagents for, and provides custom services to academic, non-profit and commercial customers.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,858	$3,490	$10,663	$10,639
Cost of sales	389	561	1,276	1,659
Cost recognized upon sale of acquired inventory	453	63	768	211
Gross profit	3,016	2,866	8,619	8,769
Gross profit margin	78.2%	82.1%	80.8%	82.4%
Selling, general and administrative expenses	2,478	2,062	7,270	5,979
Income from operations	$538	$804	$1,349	$2,790

Revenues

Total revenues were $3,858 and $3,490 for the three months ended June 30, 2026 and 2025, respectively, reflecting an increase of $368, or 10.5%, primarily due to the inclusion of revenues from acquisitions totaling $700, partially offset by timing of orders and lower demand from larger commercial customers.

Total revenues were $10,663 and $10,639 for the nine months ended June 30, 2026 and 2025, respectively, reflecting an increase of $24, or 0.2%, primarily due to the inclusion of acquired revenue totaling $1,428, partially offset by timing of orders and lower demand from larger commercial customers.

Gross Profit

Gross profit was $3,016 and $2,866 for the three months ended June 30, 2026 and 2025, respectively, an increase of $150, or 5.2%. During the three months ended June 30, 2026 and 2025, gross profit margin was 78.2% and 82.1%, respectively. Gross profit margin decreased due to non-cash expenses from acquired inventory.

Gross profit was $8,619 and $8,769 for the nine months ended June 30, 2026 and 2025, respectively, a decrease of $150, or 1.7%. During the nine months ended June 30, 2026 and 2025, gross profit margin was 80.8% and 82.4%, respectively. Gross profit margin decreased slightly due to non-cash expenses from acquired inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Life Sciences segment were $2,478 and $2,062 for the three months ended June 30, 2026 and 2025, respectively. Selling, general and administrative expenses were $7,270 and $5,979 for the nine months ended June 30, 2026 and 2025, respectively. The year-over-year increases for both periods were largely due to additional expenses from acquired businesses and higher lab supply costs.

Income from Operations

Income from operations for the three months ended June 30, 2026 and 2025 was $538 and $804, respectively, a decrease of $266, or 33.1%. Income from operations for the nine months ended June 30, 2026 and 2025 was $1,349 and $2,790, respectively, a decrease of $1,441, or 51.6%. Both periods were negatively impacted by higher non-cash expenses from acquired inventory, timing of orders and lower demand from larger commercial customers.

Results of Operations - Manufacturing – Three and Nine Months Ended June 30, 2026 and 2025 (unaudited)

The Company’s Manufacturing segment consists of Indco and Rubicon. Indco produces and distributes specialized mixing equipment to a diverse customer base across various industries. Rubicon is a U.S.-based distributor of monocrystalline sapphire for applications in optical and industrial systems. Rubicon sells its products on a global basis to customers in North America, Europe and Asia.

The nine months ended June 30, 2025 include only Indco operations, while the nine months ended June 30, 2026 amounts include Rubicon balances from October 14, 2025 (the date of majority ownership) through June 30, 2026. See Note 2 - "Acquisitions and Investments", to our condensed consolidated financial statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$2,573	$2,424	$6,938	$7,230
Cost of sales	1,212	1,152	3,274	3,382
Gross profit	1,361	1,272	3,664	3,848
Gross profit margin	52.9%	52.5%	52.8%	53.2%
Selling, general and administrative expenses	897	764	2,670	2,507
Income from operations	$464	$508	$994	$1,341

Revenues

Total revenues were $2,573 and $2,424 for the three months ended June 30, 2026 and 2025, respectively, an increase of $149, or 6.1%. Total revenues were $6,938 and $7,230 for the nine months ended June 30, 2026 and 2025, respectively, a decrease of $292, or 4.0%. The increase in total revenues for the three months ended June 30, 2026 was primarily a result of the inclusion of Rubicon in the Manufacturing segment. The decrease in total revenues for the nine months ended June 30, 2026 was largely reflective of the lower sales volume recorded in the first quarter of the fiscal year at Indco.

Gross Profit

Gross profit was $1,361 and $1,272 for the three months ended June 30, 2026 and 2025, respectively, an increase of $89, or 7.0%, primarily due to the inclusion of Rubicon revenues in the Manufacturing segment. Gross profit margin for the three months ended June 30, 2026 and 2025 was 52.9% and 52.5%, respectively. Gross profit was $3,664 and $3,848 for the nine months ended June 30, 2026 and 2025, respectively, a decrease of $184, or 4.8%, predominantly as a result of a negative product mix variance and a decrease in sales volume at Indco. Gross profit margin for the nine months ended June 30, 2026 and 2025 was 52.8% and 53.2%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $897 and $764 for the three months ended June 30, 2026 and 2025, respectively, an increase of $133, or 17.4%. Selling, general and administrative expenses were $2,670 and $2,507 for the nine months ended June 30, 2026 and 2025, respectively, an increase of $163, or 6.5%. The increase in selling, general, and administrative expenses for both periods was driven by the inclusion of Rubicon in the Manufacturing segment.

Income from Operations

Income from operations was $464 for the three months ended June 30, 2026 compared to $508 for the three months ended June 30, 2025, representing an 8.7% decrease, primarily due to increased selling, general, and administrative expenses. Income from operations was $994 for the nine months ended June 30, 2026 compared to $1,341 for the nine months ended June 30, 2025, representing a 25.9% decrease from the prior year period, primarily due to increased selling, general, and administrative expenses and decreased revenues at Indco.

Results of Operations – Corporate and Other – Three and Nine Months Ended June 30, 2026 and 2025 (unaudited)

Below is a reconciliation of income from operating segments to net income available to common stockholders.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Total income from operating segments	$6,507	$3,850	$14,736	$11,010
Corporate expenses	(1,761)	(1,143)	(5,684)	(3,396)
Amortization of intangible assets	(1,043)	(654)	(2,701)	(1,937)
Stock-based compensation - Corporate	(62)	(122)	(187)	(367)
Total corporate expenses	(2,866)	(1,919)	(8,572)	(5,700)
Interest expense	(552)	(442)	(1,267)	(1,668)
Gain on consolidation of acquisition	-	-	849	-
Other income (expense), net	80	(157)	(231)	402
Net income before taxes	3,169	1,332	5,515	4,044
Income tax expense	(626)	(445)	(1,273)	(1,058)
Consolidated net income	$2,543	$887	$4,242	$2,986
Net income attributable to noncontrolling interests	(446)	-	(1,009)	-
Net income attributable to Janel Corporation stockholders	$2,097	$887	$3,233	$2,986
Preferred stock dividends	(114)	(77)	(326)	(271)
Non-controlling interest dividends	-	-	-	(243)
Net income available to common stockholders	$1,983	$810	$2,907	$2,472

Total Corporate Expenses

Total Corporate expenses, which include amortization of intangible assets, stock-based compensation, and merger and acquisition expenses, increased by $947, or 49.3%, to $2,866 for the three months ended June 30, 2026 as compared to $1,919 for the three months ended June 30, 2025. Total Corporate expenses increased by $2,872, or 50.4%, to $8,572 for the nine months ended June 30, 2026 as compared to $5,700 for the nine months ended June 30, 2025. The increase in total corporate expenses in both periods was primarily due to higher acquisition-related operating expenses and amortization of intangible assets. We incur merger and acquisition deal-related expenses and intangible amortization at the Corporate level rather than at the segment level.

Interest Expense

Interest expense for the consolidated company increased $110, or 24.9%, to $552 for the three months ended June 30, 2026 from $442 for the three months ended June 30, 2025. The increase was primarily due to higher average debt balances from acquisitions. Interest expense for the consolidated Company decreased by $401, or 24.0%, to $1,267 for the nine months ended June 30, 2026 from $1,668 for the nine months ended June 30, 2025. The decrease was primarily due to lower average debt balances earlier in the fiscal year.

Gain on Consolidation of Acquisition

For the nine months ended June 30, 2026, we recognized a gain of $849 in connection with the acquisition of Rubicon on October 14, 2025. See Note 2 - "Acquisitions and Investments", of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the gain on consolidation of acquisition recognized during the nine months ended June 30, 2026.

Other Income (Expense), Net

Other income (expense), net increased $237, to $80 for the three months ended June 30, 2026 due to the absence of the prior-year unrealized loss on marketable securities from Rubicon, as Rubicon was consolidated in October of 2025 following its acquisition. Other income (expense), net decreased $633, to $(231) for the nine months ended June 30, 2026, primarily due to the write-off of unamortized loan fees of $445 as a result of debt that resulted in an extinguishment and the absence of the prior-year unrealized gain on marketable securities from Rubicon.

Income Tax Expense

On a consolidated basis, the Company recorded an income tax expense of $626 for the three months ended June 30, 2026, as compared to an income tax expense of $445 for the three months ended June 30, 2025. On a consolidated basis, the Company recorded an income tax expense of $1,273 for the nine months ended June 30, 2026, as compared to an income tax expense of $1,058 for the nine months ended June 30, 2025. The increase in expense in both periods was primarily due to an increase in net income before taxes.

Consolidated Net Income

Consolidated net income was $2,543, or $2.09 per diluted share, for the three months ended June 30, 2026 compared to consolidated net income of $887, or $0.74 per diluted share, for the three months ended June 30, 2025. Consolidated net income was $4,242, or $3.49 per diluted share, for the nine months ended June 30, 2026 compared to consolidated net income of $2,986, or $2.48 per diluted share, for the nine months ended June 30, 2025. The increase in consolidated net income for the three and nine months ended June 30, 2026 was largely due to higher income from operations at the Logistics segment, partially offset by lower income from operations at the Life Sciences and Manufacturing segments and higher amortization, bank refinancing fees, and professional service expenses in the Corporate segment.

Preferred Stock Dividends

Preferred stock dividends include any dividends accrued on the Company’s Series C Cumulative Preferred Stock (the “Series C Preferred Stock”). For the three months ended June 30, 2026 and 2025, preferred stock dividends were $114 and $77, respectively. For the nine months ended June 30, 2026 and 2025, preferred stock dividends were $326 and $271, respectively.

Net Income Available to Common Stockholders

Net income available to holders of Common Stock was $1,983, or $1.63 per diluted share, for the three months ended June 30, 2026 compared to net income available to holders of Common Stock of $810, or $0.67 per diluted share, for the three months ended June 30, 2025. Net income available to holders of Common Stock was $2,907, or $2.39 per diluted share, for the nine months ended June 30, 2026 compared to net income available to holders of Common Stock of $2,472, or $2.05 per diluted share, for the nine months ended June 30, 2025. The increase in net income available to holders of Common Stock for the three and nine months ended June 30, 2026 was largely due to higher income from the Logistics segment, partially offset by lower income at the Life Sciences and Manufacturing segments and higher amortization, bank refinancing fees, and professional service expenses in the Corporate segment, as well as the inclusion of the Rubicon non-controlling interest as discussed in Note 2 - "Acquisitions and Investments".

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

Our cash flow performance for third fiscal quarter of fiscal year 2026 is not necessarily indicative of future cash flow performance.

Cash flows from operating activities

Net cash provided by operating activities was $20,134 for the nine months ended June 30, 2026, versus $17,632 for the nine months ended June 30, 2025. The increase in cash provided by operations for the nine months ended June 30, 2026 compared to the prior year period was primarily due to the tariff refunds payable collected in late June of 2026 within our Logistics segment which the Company remitted to the applicable customers in July of 2026, and a decrease in accounts receivable, partially offset by a decrease in accounts payable.

Cash flows from investing activities

Net cash used in investing activities totaled $11,073 for the nine months ended June 30, 2026, versus $3,290 for the nine months ended June 30, 2025. The change in net cash used in investing activities was primarily due to the BioPorto asset acquisition.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $12,596 for the nine months ended June 30, 2026, versus $(12,323) for the nine months ended June 30, 2025. The change in net cash used in financing activities was primarily due to proceeds from the lines of credit, the conversion and extinguishment of the revolving credit facility into the term loan, dividends paid to preferred stockholders, earnout payments, and redemption of subsidiary stock.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements or obligations.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to interest rate risks on our Revolving Credit Facility. For every $1,000 outstanding on our revolving credit facilities, we will incur approximately $66 of interest expense. For every 1.0% increase in interest rates, our interest expense per $1,000 in borrowings will increase by approximately $10.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s overall internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three and nine months ended June 30, 2026. In addition, there were no shares of Common Stock purchased by us during the three and nine months ended June 30, 2026.

ITEM 6.
EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).
101
Interactive data files providing financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2026 and 2025 in Inline XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2026	JANEL CORPORATION
(Registrant)

/s/ Darren C. Seirer
Darren C. Seirer
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2026	/s/ Nathan C. Shandy
Nathan C. Shandy
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)